Form 10-Q
period 1997-06-30
GULFMARK OFFSHORE INC
filed 1997-07-21
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 000-22853

                    GULFMARK OFFSHORE, INC.
          (Exact name of Registrant as specified in its charter)


                  DELAWARE                           76-0526032
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)


          5 POST OAK PARK, SUITE 1170                   77027
               Houston, Texas
        (Address of principal executive offices)      (Zip Code)


     Registrant's telephone number, including area code:
     (713) 963-9522


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.   YES / /       NO /X/

Number of shares of Common Stock, $0.01 Par Value, outstanding as of July 21, 1997: 6,765,893.

              (Exhibit Index Located on Page 24)

                         GENERAL INFORMATION

     This Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, represents the first quarterly report of GulfMark Offshore, Inc. ("GulfMark" or the "Company") following the completion of a series of restructuring transactions completed on May 1, 1997. As a result of those transactions, the operations of the Company currently consist of the offshore marine services business. Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows the financial statements and notes thereto, contains a description of the transactions, as well as a discussion of the results of operations for the quarter and six months ended June 30, 1997.

                  PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company and reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the periods indicated, including presentation of the net assets and operations of the non-offshore marine services business of the Company's predecessor as discontinued operations. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to applicable rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 No. 333-31139 filed with the Securities and Exchange Commission July 11, 1997.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,      December 31,
                                                                                 1997           1996
                                                                              ---------       -------
                                                                             (Unaudited)
                                             ASSETS                                 (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $   5,931       $ 17,234
  Accounts receivable.....................................................      12,784          8,939
  Inventory, prepaids and other...........................................         645            675
                                                                               -------        -------
    Total current assets..................................................      19,360         26,848

NET ASSETS OF DISCONTINUED OPERATIONS.....................................          --         14,837

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $21,440,000 (unaudited) in 1997 and $19,504,000 in 1996...............      97,556         87,405

OTHER ASSETS..............................................................       3,440          2,217
                                                                               -------        -------
                                                                             $ 120,356      $ 131,307
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $  14,012      $   9,341
  Accounts payable........................................................       2,337          1,931
  Other accrued liabilities...............................................       3,028          1,628
                                                                               -------        -------
    Total current liabilities.............................................      19,377         12,900
                                                                               -------        -------
LONG-TERM DEBT............................................................      47,970         50,811

DEFERRED TAXES AND OTHER..................................................       5,896          5,079

MINORITY INTEREST.........................................................         475            501

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 15,000,000 shares authorized;
    6,765,893 and 6,679,904 shares issued and outstanding.................          68             67
  Additional paid-in capital..............................................      27,015         26,793
  Retained earnings.......................................................      20,790         36,676
  Cumulative translation adjustment.......................................      (1,235)        (1,520)
                                                                               -------        -------
    Total stockholders' equity............................................      46,638         62,016
                                                                               -------        -------
                                                                             $ 120,356      $ 131,307
                                                                               =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                  GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
                                                          ----------------------  ---------------------
                                                             1997      1996         1997        1996
                                                            -------   -------     -------     ------
                                                            (In thousands, except per share amounts)
REVENUES...............................................     $11,352  $  7,870   $  21,031   $ 14,493
COSTS AND EXPENSES:
  Direct operating expenses............................       4,584     3,641       8,886      7,282
  General and administrative expenses..................       1,389     1,140       2,670      2,106
  Depreciation and amortization........................       1,680     1,151       3,284      2,264
                                                            -------   -------     -------    -------
                                                              7,653     5,932      14,840     11,652
                                                            -------   -------     -------    -------
OPERATING INCOME.......................................       3,699     1,938       6,191      2,841

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (1,390)     (946)     (2,616)    (1,744)
  Interest income......................................         121        76         215        131
  Minority interest....................................         (37)      (11)         26         46
  Other................................................          (1)       26          18         29
                                                            -------   -------     -------    -------
                                                             (1,307)     (855)     (2,357)    (1,538)
                                                            -------   -------     -------    -------
Income from continuing operations before taxes.........       2,392     1,083       3,834      1,303
INCOME TAX PROVISION...................................         722       361       1,120        371
                                                            -------   -------     -------    -------
INCOME FROM CONTINUING OPERATIONS......................       1,670       722       2,714        932

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................          --        34        (648)      (129)


LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................          --        --      (1,426)        --
                                                            -------   -------     -------    -------
NET INCOME.............................................     $ 1,670  $    756   $     640   $    803
                                                            =======   =======     =======    =======
EARNINGS PER SHARE:
 Income from continuing operations.....................     $  0.24  $   0.11   $    0.40   $   0.14
  Income (loss) from discontinued operations,
   net of taxes........................................          --        --       (0.10)     (0.02)
  Loss on disposal of segment, net of taxes............          --        --       (0.21)        --
                                                            -------   -------     -------    -------
                                                            $  0.24  $   0.11   $    0.09   $   0.12
                                                            =======   =======     =======    =======
WEIGHTED AVERAGE COMMON SHARES AND COMMON STOCK
  EQUIVALENTS..........................................       6,933     6,672       6,807      6,672
                                                            =======   =======     =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                  1997          1996
                                                                                -------      ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $    640      $    803
 Loss from discontinued operations, net....................................       2,074           129
                                                                                -------       -------
 Income from continuing operations.........................................       2,714           932
 Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization............................................       3,281         2,264
  Deferred and other income tax provision..................................         882           456
  Minority interest........................................................         (26)          (47)

  Change in operating assets and liabilities:
      Accounts receivable..................................................      (2,665)         (933)
      Inventory, prepaids and other........................................          51          (749)
      Accounts payable.....................................................         446          (115)
      Other accrued liabilities............................................         101            33
  Other, net...............................................................          35            48
                                                                                -------       -------
      Cash provided by continuing operations...............................       4,819         1,889
      Cash flow used in discontinued operations............................      (1,360)         (797)
                                                                                -------       -------
      Net cash provided by operating activities............................       3,459         1,092
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................     (15,422)      (12,932)
  Expenditures for drydocking and main engine overhaul.....................      (2,238)         (997)
                                                                                -------       -------
      Net cash used in investing activities................................     (17,660)      (13,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options........................................         223            --
  Proceeds from debt, net of direct financing cost.........................       7,086        12,411
  Repayments of debt.......................................................      (3,966)       (1,344)
                                                                                -------       -------
     Net cash provided by financing activities............................        3,343        11,067
  Effect of exchange rate changes on cash..................................        (445)           26
                                                                                -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................     (11,303)       (1,744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      17,234         5,136
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $  5,931     $   3,392
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..............................................................    $  2,463     $   1,485
                                                                                =======       =======
Income taxes paid..........................................................    $     26     $      53
                                                                                =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



(1) BACKGROUND AND ORGANIZATION

    On April 30, 1997, the stockholders of GulfMark International, Inc. (the "Predecessor") approved a transaction (the "Contribution") to transfer the assets, liabilities and operations of its offshore marine services business (the "Marine Business") to GulfMark Offshore, Inc. ("GulfMark" or the "Company"), a new wholly owned subsidiary of the Predecessor. Immediately after the Contribution of the Marine Business, the Predecessor completed a spin-off of GulfMark by distributing all of the common stock of GulfMark to the Predecessor's stockholders (the "Distribution"). Following the Distribution, on May 1, 1997, a subsidiary of Energy Ventures, Inc. (now known as EVI, Inc. ("EVI")) was merged (the "Merger") with and into the Predecessor, whose assets then consisted principally of the Predecessor's remaining active business, the erosion control business ("Ercon"), and the Predecessor's investment in approximately 2.2 million shares of EVI common stock. The Predecessor survived the Merger as a subsidiary of EVI.

     Although the separation of the Marine Business from the remainder of the operations of the Predecessor was structured as a "spin-off" of GulfMark for legal, tax and other reasons, GulfMark succeeded to certain important aspects of the Predecessor's business, organization and affairs, namely: (i) the Marine Business conducted by GulfMark, which consisted of over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor; (ii) each member of the Board of Directors of the Predecessor became a Director of GulfMark; (iii) GulfMark's management is substantially the same as the management of the Predecessor; and (iv) GulfMark retained as its headquarters the former headquarters of the Predecessor. Consequently, the Condensed Consolidated Financial Statements present the net assets, results of operations and cash flows of Ercon and the EVI investment as discontinued operations.

  Prior years' financial statements have been reclassified where appropriate to conform to 1997 presentations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pending Accounting Pronouncements
     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which will be effective after December 15, 1997. SFAS NO. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. The statement requires restatement for all prior period EPS data presented. Management does not believe the adoption of SFAS No. 128 will have a material effect on the Company's computation or presentation of earnings per share.

(3)  VESSEL ACQUISITIONS

     In December 1994, the Company contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. The first vessel, the Highland Piper, was delivered on March 15, 1996. The second vessel, the Highland Drummer was delivered on January 3, 1997. Included in capital expenditures for the six months ended June 30, 1997 is $12,850,000 related to the final construction payment on the Highland Drummer. Funding for this payment was provided through additional borrowings of approximately $7,254,000 under an existing British Pound Sterling bank facility. In connection with the delivery of these two vessels, the Company is entitled to receive a subsidy from the Norwegian government equal to 9.5% of the gross construction price. The Company has accounted for subsidies as a reduction of the purchase price of the vessels.

   The Company has entered into a contract with a shipyard to construct an enhanced UT 755 design platform supply vessel ("PSV") at a price of approximately $18 million denominated in Norwegian Kroner. The new vessel (Highland Rover) will be a modified version of the Company's recently delivered Highland Piper (March 1996) and Highland Drummer (January 1997). This new vessel is a multipurpose design which adds dynamic positioning and additional length and accommodations to the standard UT 755 design. This vessel, scheduled for delivery in the first quarter of 1998, will be available to participate in the growing demand for deepwater, remotely operated vehicle ("ROV") support, standard supply duties and specialized services in the North Sea.

     In connection with the final payment to the shipyard for the Highland Rover, the Company entered into a forward contract to hedge approximately 92.8 million Norwegian Kroner (approximately $13.9 million) of its commitment on the Highland Rover against unfavorable fluctuations in the British Pound Sterling to Norwegian Kroner exchange rate. Upon delivery, any gain or loss under the hedging contract (a loss of approximately $1.6 million as of June 30, 1997) will be included in the cost of the vessel, but will be offset by the corresponding change in the price of the vessel due to the exchange rate fluctuation.

     The Company purchased in April 1997 an unfinished supply vessel hull, for which design and shipyard pricing have already commenced (the "Gallant Project"). The Company anticipates that this vessel will be delivered in 1998. The hull could be completed as a PSV or an anchor handling, towing and supply ("AHTS") vessel, although the Company currently believes that the most attractive potential application may be as a multipurpose support vessel for the floating production, storage and offloading ("FPSO") market. For a variety of economic reasons, exploration and production companies are increasingly employing FPSO structures in lieu of conventional fixed platform installations. The FPSO market typically employs more technologically advanced vessels capable of performing multiple functions, potentially under longer term (even "life of field") charters. The Company believes that the low cost (estimated at $11-14 million) and early delivery date of the Gallant Project should provide the Company with a significant competitive advantage in serving the growing FPSO market.

(4)  DISCONTINUED OPERATIONS

     The following selected financial information for discontinued operations relates to the operations of Ercon and the investment in
2.2 million shares of EVI common stock, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had such discontinued operations operated as a stand-alone entity.

     Summary Operating Data of Discontinued Operations

                                               Six Months Ended
                                                    June 30,
                                           -------------------------
                                               1997          1996
                                             --------      --------
                                                  (In Millions)
Total revenue............................    $   1.1       $   1.6
Income (loss) before income taxes........    $   (.7)      $   (.2)

(5) SUBSEQUENT EVENT

     On July 11, 1997 the Company filed a Registration Statement on Form S-1 No. 333-31139 with the Securities and Exchange Commission for the offer and sale of one million shares of Common Stock of the Company (excluding 125,000 shares subject to underwriters' over-allotment option), which Registration Statement has not yet become effective. The offering will be underwritten by Lehman Brothers Inc., Jefferies & Company, Inc. and The Robinson-Humphrey Company, Inc. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This quarterly report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualifiction under the securities laws of any such State.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated on December 4, 1996 under the name of "New GulfMark, Inc.", a wholly owned subsidiary of GulfMark International, Inc. (the "Predecessor"). The Company was formed to facilitate the Predecessor's separation of its international offshore marine services business from its only U.S. business operation, Ercon, and its large holding of common stock of Energy Ventures, Inc. (now known as EVI, Inc. ("EVI")). In order to accomplish this separation, the Predecessor agreed to transfer the assets, liabilities and operations of its offshore marine services business to the Company (the "Contribution"). On April 30, 1997, the Contribution occurred, and the offshore marine services business was separated from the Predecessor through the distribution of all of the then outstanding Common Stock of the Company to the Predecessor's stockholders (the "Distribution"). Following the Distribution, on May 1, 1997, a subsidiary of EVI was merged (the "Merger") with and into the Predecessor, whose assets then consisted principally of Ercon and its investment in approximately 2.2 million shares of EVI common stock. Immediately after the Merger, the Predecessor ceased public trading of its common stock.

     In connection with the Distribution, two shares of the Company's Common Stock were issued for each share of the Predecessor's common stock. Also, in connection with the Merger, the Predecessor's stockholders received shares of EVI common stock.

     The Company's operations currently consist of the offshore marine services business, which represents over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor. Consequently, the following Management's Discussion and Analysis of Financial Condition and

Results of Operations, and the Condensed Consolidated Financial Statements included elsewhere herein, present the net assets and results of operations of Ercon and the common stock of EVI owned by the Predecessor as discontinued operations of the Company for all periods presented.

     Unless otherwise indicated, references to "GulfMark" or the "Company" are (i) for all periods through April 30, 1997, the effective date of the Contribution and Distribution, to the Predecessor and its consolidated subsidiaries (treating Ercon and the investment in EVI as discontinued operations for all periods), and
(ii) for all periods subsequent to April 30, 1997, to GulfMark
Offshore, Inc. and its consolidated subsidiaries.

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of one vessel operating in Brazil, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of 30 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Twenty-one vessels in GulfMark's fleet are owned, two are bareboat chartered and seven are managed. The two bareboat charters run through August 1998.

     The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter hire expense instead of depreciation expense, which is generally less than charter hire expense.

     In addition, the Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results, but management fees are included in operating revenues. These vessels, the Company's only crewboat and a standby rescue vessel that was chartered by the Company through December 31, 1996, have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

     The Company's operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, fluctuations in vessel utilization affect only that portion of the Company's direct operating costs that is incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

     In addition to these variable costs, the Company incurs fixed charges related to the depreciation of its fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for its vessels with various international classification societies. Maintenance and repair expenses and marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over the period between such drydockings, typically two to three years.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the six months ended June 30, 1997, the Company completed the drydocking of nine vessels at an aggregate cost of $2.2 million, as compared to five drydockings at an aggregate cost of $1.0 million in the comparable period of 1996.

    The Company contracted with a Norwegian shipyard in December 1994 for the construction of two UT 755 design platform supply vessels ("PSVs") for deployment in the North Sea. Delivery of the first vessel, the Highland Piper, was made on March 15, 1996. The second vessel, the Highland Drummer, was delivered January 3, 1997. The Company made the final payment on the Highland Piper and interim construction payments on the Highland Drummer (a total of $11.5 million) during 1996 and a final payment on the Highland Drummer of $12.9 million in 1997. Funding of $7.3 million in 1997 was provided by additional borrowings under existing credit facilities.

    In August 1996, the Company purchased six offshore supply vessels in Southeast Asia from Maritime (Pte), Limited (the "Maritime
Acquisition"). Funding for the Maritime Acquisition was provided through a new $7.0 million bank facility and a drawdown under existing loan facilities.

     On November 1, 1996, the Company entered into a contract with a Norwegian shipyard to construct the Highland Rover, an enhanced UT 755 design PSV, at a price of approximately $18.0 million denominated in Norwegian Kroner. This new vessel, scheduled for delivery in March 1998, will be available to participate in the growing demand for deepwater ROV support, standard supply duties and specialized services in the North Sea. The Company made interim construction payments of $0.9 million in 1996 and is required to make an additional $2.7 million of such payments in 1997, of which $0.9 million was made in April 1997. Final payment is due upon delivery of the vessel. The Company anticipates financing the cost of the vessel through some combination of additional borrowings, proceeds from the offering of 1,000,000 shares of Common Stock of the Company and existing funds.
In March 1997, the Company entered into a contract to hedge 92.8 million Norwegian Kroner (approximately $13.9 million) of its commitment on the Highland Rover against unfavorable fluctuations in the British Pound Sterling to Norwegian Kroner exchange rate. Upon delivery, any gain or loss under the hedging contract (a loss of approximately $1.6 million as of June 30, 1997) will be included in the cost of the vessel, but will be offset by the corresponding change in the price of the vessel due to the exchange rate fluctuation.


Results of Operations

     The table below sets forth, by region, the average day and utilization rates for the Company's vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of the Company's revenues and operating profit. The information detailed below is utilized by the Company's management to evaluate the performance of the business.

                                              Three Months      Six Months
                                             Ended June 30,    Ended June 30,
                                             ---------------   ---------------
                                              1997     1996     1997     1996
                                             ------   ------   ------   ------
Rates Per Day Worked (a)(b):
 North Sea Fleet (c)                        $10,283   $8,529   $9,949   $7,964
 Southeast Asia Fleet(d)                      3,756    3,327    3,657    3,320

Overall Utilization(a)(b):
 North Sea Fleet                               96.8%    92.5%    94.9%    93.8%
 Southeast Asia Fleet(d)                       69.7%    76.5%    63.5%    78.6%

Average Owned/Chartered Vessels(a)(e)
 North Sea Fleet                                9.0      8.0      9.0      7.6
 Southeast Asia Fleet(d)                       13.0      7.0     13.0      7.0
                                             ------   ------   ------   ------
 Total                                         22.0     15.0     22.0     14.6
                                             ======   ======   ======   ======

----------------------
(a)  Includes all owned or bareboat chartered PSVs and AHTS vessels.
     The Company's only crewboat and only standby rescue vessel
     (which was chartered until December 31, 1996) are excluded, as are all managed vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked and utilization rate is total days worked divided by total days in the period.
(c)  Revenues for vessels in the North Sea fleet is earned in Sterling
     (GBP) and has been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated. The average rates were GBP=$1.6365 and GBP=$1.5250 for the quarters ended June 30, 1997 and June 30, 1996, respectively. The average exchange rates for the six months ended June 30, 1997 and 1996 were GBP=$1.6344 and GBP=$1.5284, respectively.
(d)  Includes the vessel operating in Brazil.
(e) Adjusted for vessel additions and dispositions occurring during each period.


Comparison of the Three Months Ended June 30, 1997 with the Three
Months Ended June 30, 1996.

     Changes to the Company's fleet were significant between the two periods. A newly constructed large PSV, the Highland Drummer, was added to the North Sea fleet on January 3, 1997. The Southeast Asia fleet operated with an additional six vessels in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, as a result of the Maritime Acquisition in August 1996.

     Revenues and earnings for the quarter ended June 30, 1997 increased sharply as compared to the quarter ended June 30, 1996. Income from continuing operations was $1.7 million, or $0.24 per share, as compared to $0.7 million, or $0.11 per share, for the same period in 1996. Revenues increased $3.5 million, or 44%.

     Approximately 60% of the revenue increase and 75% of the increase in income from continuing operations came from the North Sea fleet. In excess of 50% of the increase in North Sea fleet earnings is attributable to the addition of the Highland Drummer in January 1997 and a 52% increase in the day rate for the Highland Pride. The balance of the increases came from broadly improved day rates in the region partially offset by an increase in operating costs. The average day rate for the fleet was up approximately 20% from the corresponding period in the prior year. The rates benefited both from improved market conditions which accounted for 12% of the increase and a favorable move in the Sterling to U.S. Dollar exchange rate which accounted for the remaining 8% of the increase. The average utilization rate for this fleet increased from 93% in the quarter ended June 30, 1996 to 97% in the quarter ended June 30, 1997.

     In Southeast Asia, revenues doubled to $2.7 million, almost entirely due to the addition of the six vessels in the Maritime
Acquisition. Also contributing to the improvement was an increase in the average day rate for the fleet.

     The increase in general and administrative expenses of approximately $0.2 million was attributable to the addition of staff to support the increased size of the Company's Singapore operations and to provide additional support for construction and project work Company-wide.

     Increases in depreciation of $0.5 million and interest expense of $0.4 million were both related to the addition of the new vessel in the North Sea and the six additional vessels in Southeast Asia.



Comparison of the Six Months Ended June 30, 1997 with the Six Months Ended June 30, 1996.

     Changes to the Company's fleet were significant between the two periods. Two large PSVs, the Highland Piper and the Highland Drummer, were purchased and added to the Company's North Sea fleet on March 15, 1996 and January 3, 1997, respectively, while vessels under management decreased by one. Management of the large PSV Safe Truck was added to the fleet, while contracts to manage two other specialty vessels were terminated. The Southeast Asia fleet operated with an additional six vessels in the six months ended June 30, 1997 compared to the six months ended June 30, 1996, as a result of the Maritime Acquisition in August 1996.

     Revenues and earnings for the six months ended June 30, 1997 increased sharply as compared to the six months ended June 30, 1996. Income from continuing operations was $2.7 million, or $0.40 per share, as compared to $0.9 million, or $0.14 per share, for the same period in 1996. Revenues increased $6.5 million, or 45%, from the comparable period.

     Two-thirds of the revenue increase and substantially all of the increase in income from continuing operations for the first six months of 1997, as compared to the first six months of 1996, came from the North Sea fleet. In excess of 50% of the increase in revenue and one-third of the increased earnings were attributable to the additions of the Highland Piper in March 1996 and the Highland Drummer in January 1997. The balance of the increases came from broadly improved day rates in the region. The average day rate for the fleet was up approximately 25% from the corresponding period of the prior year. The rates benefited both from improved market conditions which accounted for 17% of the increase and a favorable move in the Sterling to U.S. Dollar exchange rate which accounted for the remaining 8% of the increase. The average utilization rate for this fleet increased from 94% in the 1996 period to 95% in the 1997 period.

     In Southeast Asia, revenues increased approximately 80%, or $2.2 million, and vessel earnings increased more than 70%, or $0.7 million, due to the addition of six vessels in the Maritime Acquisition. The average day rate for the fleet improved but the improvement has come at the expense of lower utilization.

     The increase in general and administrative expenses of approximately $0.6 million was attributable to the addition of staff to support the increased size of the Company's Singapore operations and to provide additional support for construction and project work world-wide.

     Increases in depreciation of $1.0 million and interest expense of $0.9 million were both related to the addition of the two new vessels in the North Sea and the six additional vessels in Southeast Asia.

     In the six months ended June 30, 1997, the Company reflected an operating loss from discontinued operations of $0.6 million, compared to a loss of $0.1 million for the same period in 1996. The increased loss in the 1997 period is primarily due to provisions for certain legal and tax issues related to Ercon's operations.

Liquidity and Capital Resources

     The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire or improve
equipment and make other investments.   Since its inception, the
Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. Currently, the Company has significant lending relationships with two major European commercial banks.

     At June 30, 1997, the Company had outstanding debt of $62.0 million, all of which is borrowed under various facilities with these banks. These facilities are secured by preferred ship mortgages on 19 of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at rates between LIBOR plus 1% and LIBOR plus 2 1/4% per annum. Scheduled debt repayments are expected to total $8.5 million for the remainder of 1997. The loan facility agreements place certain restrictions on the ability of the subsidiaries to pay dividends. Cash held by these subsidiaries was $2.4 million as of June 30, 1997. In connection with the pending completion of the Highland Rover's construction, one of the banks has committed to an additional GBP 9.0 million (approximately $14.9 million) for the final payment upon delivery (expected March 1998) at an interest rate of LIBOR plus 1%.

    Net cash provided by operating activities of continuing operations was $4.8 million for the period ended June 30, 1997, as compared to $1.9 million for the same period in 1996. This increase resulted from the increase in earnings.

     Net cash used in investing activities was $17.7 million and $13.9 million for the six months ended June 30, 1997 and 1996, respectively. Each of these periods reflect significant vessel acquisitions. In 1997, the Company took delivery of the Highland Drummer and in 1996, the Highland Piper. For the six months ended June 30, 1997, the Company also experienced a higher level of expenditures related to the routine drydockings of nine of its vessels, as compared to five drydockings in the comparable period of 1996.

     Net cash provided by financing activities was $3.3 million for the period ended June 30, 1997 and $11.1 million for the period ended June 30, 1996. The decrease in the cash provided from financing activities in the first six months of 1997 was largely due to the fact that the final payment on the Highland Piper (March 1996) was entirely funded with additional debt while the final payment on the Highland Drummer (January 1997) included approximately $5.6 million of internally generated funds.

    Substantially all of the Company's tax provision is for deferred taxes. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law. The Company believes that the current reserves of cash and short term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements. Such investments may require the expenditure of significant resources, either in cash, notes or a combination thereof.

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are overseas, therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling and substantially all the operating costs are in Sterling. North Sea operations generated $25.6 million in revenues, $9.8 million in operating income and $9.9 million of cash flows from operations for the year ended December 31, 1996. In 1996 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = U.S.$1.71 to a low of GBP = U.S. 1.49 with an average of GBP = U.S.$1.56 for the year. As of June 30, 1997, the Sterling/U.S. Dollar exchange rate was GBP = U.S.$1.66.

     The Company reduces its exposure to currency fluctuations by arranging for the debt financing on, and operating expenses of, each vessel to be in the same currency in which the vessel's revenues will be earned. The effect on cash flows of these fluctuations in the Sterling/Dollar exchange rates is largely offset by the Sterling denominated borrowings which accounted for $51.0 million; or 82%, of total debt as of June 30, 1997 and represents $2.7 million, or 68%, of the debt repayments made in 1997.

     Reflected in the accompanying balance sheet for June 30, 1997, is a $1.2 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of June 30, 1997 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by the Sterling denominated debt associated with the North Sea fleet.

     Several of the Company's Southeast Asia charters are denominated in Malaysian ringgits as were a portion of its operating costs. Revenues in this currency were approximately $1.6 million for 1996. Malaysian currency rates have been relatively stable for the last three years ended December 31, 1996, with the exchange rate of ringgits to U.S. dollars averaging M$ = U.S.$0.40 during 1996, and the high and low during the three years were within 3% of this average. The Company does not currently hedge this currency. Where currency risks are potentially high, as in Brazil, the Company accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. Dollars.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and natural gas industry, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risk relating to leverage, risk of foreign operations assumptions concerning competition and risk of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighted all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct or that the strategy based on such analysis will be successful.

                           PART II
                      OTHER INFORMATION


Item 2.  Changes in Securities.

     The only sales of unregistered securities during this period occurred on May 8, 1997, when the Company sold 24,568 shares of Common Stock, and on May 9, 1997, when the Company sold 61,421 shares of Common Stock, for a total of 85,989 shares. No underwriters were involved in these sales and none of the securities were publicly offered. The 85,989 shares were sold to the following individuals who serve as directors of the Company:

   David J. Butters............... 12,284 Shares of Common Stock
   Robert B. Millard.............. 12,284 Shares of Common Stock
   Norman G. Cohen................ 12,284 Shares of Common Stock
   Louis A. Gimbel, 3rd........... 49,137 Shares of Common Stock

     All of the unregistered securities were sold for cash as a result of the exercise of stock options held by these directors of the Company. The amount of consideration received by the Company for the various sales varied due to the different strike prices under the various options. The aggregate amount of consideration received by the Company for all sales was $222,495.71.

     The securities are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the issuer not involving any public offering.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     3.1 - Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-4 No. 333-24141).

     3.2 - Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.2 to the Registration Statement on Form S-4 No. 333-24141).

     3.3 - By-laws of the Company (incorporated by reference to Exhibit No. 3.3 to the Registration Statement on Form S-4 No.
333-24141).

     4.1 - See Exhibit Nos. 3.1 and 3.2 for provisions of the
Certificate of Incorporation and By-laws of the Company defining the rights of the holders of Common Stock.

     4.2 - Specimen Certificate for the Company's Common Stock, $0.01 par value (incorporated herein by reference to Exhibit 4.2 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.1 - GulfMark International, Inc. 1987 Stock Option Plan
(incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-4 No. 333-24141).

     10.2 - Amendment to the GulfMark International, Inc. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1,
Registration No. 333-31139 filed July 11, 1997).

     10.3 - GulfMark Offshore, Inc. Instrument of Assumption and
Adjustment (GulfMark International, Inc. 1987 Stock Option Plan)
(incorporated herein by reference to Exhibit 10.3 of GulfMark
Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.4 - Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan) (incorporated herein by reference to Exhibit 10.4 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.5 - Form of Amendment No. 1 to Incentive Stock Option
Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended) (incorporated herein by reference to Exhibit 10.5 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.6 - Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan) (incorporated herein by reference to Exhibit 10.6 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.7 - GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.8 - Amendment No. 1 to the GulfMark International, Inc.
Amended and Restated 1993 Non-Employee Director Stock Option Plan
(incorporated herein by reference to Exhibit 10.8 of GulfMark
Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.9 - GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan) (incorporated herein by reference to Exhibit 10.9 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.10 - Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option
Plan) (incorporated herein by reference to Exhibit 10.10 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.11 - Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan) (incorporated herein by reference to
Exhibit 10.11 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.12 - Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan) (incorporated herein by reference to Exhibit 10.12 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.13 - GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Director Stock Option Agreements) (incorporated herein by reference to Exhibit 10.13 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.14 - Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options) (incorporated herein by reference to
Exhibit 10.14 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.15 - Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options) (incorporated herein by reference to Exhibit 10.15 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.16 - Agreement dated October 20, 1995 Amending and Restating the $5,800,000 and GBP9,400,000 Loan Facility Agreement dated July 8, 1993, made by and between The Chase Manhattan Bank, N.A. and GulfMark North Sea Limited, Gulf Offshore Marine International, Inc., Gulf Offshore N.S. Limited and Gulf Offshore Far East, Inc. (incorporated herein by reference to Exhibit 10.16 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.17 - Loan Facility Agreement dated as of July 26, 1996, made between The Chase Manhattan Bank, Chase Manhattan International Limited, as Agent, Gulf Offshore Shipping Services, Inc., GulfMark International, Inc., GulfMark North Sea Limited and Gulf Offshore Marine International, Inc. (incorporated herein by reference to Exhibit 10.17 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.18 - Agreement Amending and Restating the GBP3,300,000 Loan Facility dated July 8, 1993, made by The Chase Manhattan Bank, N.A. and GulfMark North Sea Limited, Gulf Offshore Marine International Inc., Gulf Offshore N.S. Limited and Gulf Offshore Far East, Inc. (incorporated herein by reference to Exhibit 10.18 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.19 - Agreement amending Loan Facility dated July 8, 1993 as amended by an amendment and restatement agreement dated May 20, 1994 (GBP3,300,000 facility) (incorporated herein by reference to Exhibit
10.19 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.20 - Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and The Chase Manhattan Bank, GulfMark North Sea Limited, Gulf Offshore Marine International, Inc., Gulf Offshore N.S. Limited and Gulf Offshore Far East, Inc. relating to that certain GBP3,300,000 Facility Agreement dated October 20, 1995 Amending and Restating the Loan Facility Agreement dated July 8, 1993 (incorporated herein by reference to Exhibit 10.20 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.21 - Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and Chase Manhattan International Limited, as Agent, The Chase Manhattan Bank, Gulf Offshore Shipping Services, Inc., GulfMark International, Inc., GulfMark North Sea Limited and Gulf Offshore Marine International, Inc. relating to a U.S. $7,000,000 Credit Facility Agreement dated July 8, 1993 (incorporated herein by reference to Exhibit 10.21 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.22 - Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and Chase Manhattan International Limited, as Agent, The Chase Manhattan Bank, The Governor and Company of the Bank of Scotland, GulfMark North Sea Limited, Gulf Offshore Marine International, Inc., Gulf Offshore N.S. Limited, and Gulf Offshore Far East, Inc. relating to a U.S. $5,800,000 and GBP9,400,000 Syndicated Loan Facility dated July 8, 1993 as most recently amended and restated by an Agreement dated October 20, 1995 (incorporated herein by reference to Exhibit 10.22 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.23 - Loan Agreement dated as of June 11, 1997, made by and between Christiania Bank og Kreditkasse ASA and Gulf Offshore N.S. Limited (incorporated herein by reference to Exhibit 10.23 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.24 - Tax Allocation and Indemnification Agreement dated April 30, 1997 made by and among GulfMark International, Inc., GulfMark Offshore, Inc. and Energy Ventures, Inc. (incorporated herein by reference to Exhibit 10.24 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).


     *27.1 - Financial Data Schedule.

* Filed herewith.

     (b)  Reports on Form 8-K.

     The following reports on Form 8-K have been filed during the quarter for which this report is filed:

     One report dated May 1, 1997, was filed by the Company on Form 8-K during the three months ended June 30, 1997 which announced the closing of the Contribution, the Distribution and the Merger. It included condensed consolidated financial statements for the quarter ended March 31, 1997.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Frank R. Pierce
                                       -----------------------------
                                              Frank R. Pierce
                                         Executive Vice President
                                       (Principal Financial Officer)
Date: July 21, 1997

                             EXHIBIT INDEX

   Exhibit No.                Description

     3.1 - Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-4 No. 333-24141).

     3.2 - Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.2 to the Registration Statement on Form S-4 No. 333-24141).

     3.3 - By-laws of the Company (incorporated by reference to Exhibit No. 3.3 to the Registration Statement on Form S-4 No.
333-24141).

     4.1 - See Exhibit Nos. 3.1 and 3.2 for provisions of the
Certificate of Incorporation and By-laws of the Company defining the rights of the holders of Common Stock.

     4.2 - Specimen Certificate for the Company's Common Stock, $0.01 par value (incorporated herein by reference to Exhibit 4.2 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.1 - GulfMark International, Inc. 1987 Stock Option Plan
(incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-4 No. 333-24141).

     10.2 - Amendment to the GulfMark International, Inc. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1,
Registration No. 333-31139 filed July 11, 1997).

     10.3 - GulfMark Offshore, Inc. Instrument of Assumption and
Adjustment (GulfMark International, Inc. 1987 Stock Option Plan)
(incorporated herein by reference to Exhibit 10.3 of GulfMark
Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.4 - Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan) (incorporated herein by reference to Exhibit 10.4 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.5 - Form of Amendment No. 1 to Incentive Stock Option
Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended) (incorporated herein by reference to Exhibit 10.5 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.6 - Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan) (incorporated herein by reference to Exhibit 10.6 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.7 - GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.8 - Amendment No. 1 to the GulfMark International, Inc.
Amended and Restated 1993 Non-Employee Director Stock Option Plan
(incorporated herein by reference to Exhibit 10.8 of GulfMark
Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.9 - GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan) (incorporated herein by reference to Exhibit 10.9 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.10 - Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option
Plan) (incorporated herein by reference to Exhibit 10.10 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.11 - Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan) (incorporated herein by reference to
Exhibit 10.11 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.12 - Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan) (incorporated herein by reference to Exhibit 10.12 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).

     10.13 - GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Director Stock Option Agreements) (incorporated herein by reference to Exhibit 10.13 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.14 - Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options) (incorporated herein by reference to
Exhibit 10.14 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.15 - Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options) (incorporated herein by reference to Exhibit 10.15 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.16 - Agreement dated October 20, 1995 Amending and Restating the $5,800,000 and GBP9,400,000 Loan Facility Agreement dated July 8, 1993, made by and between The Chase Manhattan Bank, N.A. and GulfMark North Sea Limited, Gulf Offshore Marine International, Inc., Gulf Offshore N.S. Limited and Gulf Offshore Far East, Inc. (incorporated herein by reference to Exhibit 10.16 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.17 - Loan Facility Agreement dated as of July 26, 1996, made between The Chase Manhattan Bank, Chase Manhattan International Limited, as Agent, Gulf Offshore Shipping Services, Inc., GulfMark International, Inc., GulfMark North Sea Limited and Gulf Offshore Marine International, Inc. (incorporated herein by reference to Exhibit 10.17 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.18 - Agreement Amending and Restating the GBP3,300,000 Loan Facility dated July 8, 1993, made by The Chase Manhattan Bank, N.A. and GulfMark North Sea Limited, Gulf Offshore Marine International Inc., Gulf Offshore N.S. Limited and Gulf Offshore Far East, Inc. (incorporated herein by reference to Exhibit 10.18 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.19 - Agreement amending Loan Facility dated July 8, 1993 as amended by an amendment and restatement agreement dated May 20, 1994 (GBP3,300,000 facility) (incorporated herein by reference to Exhibit
10.19 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.20 - Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and The Chase Manhattan Bank, GulfMark North Sea Limited, Gulf Offshore Marine International, Inc., Gulf Offshore N.S. Limited and Gulf Offshore Far East, Inc. relating to that certain GBP3,300,000 Facility Agreement dated October 20, 1995 Amending and Restating the Loan Facility Agreement dated July 8, 1993 (incorporated herein by reference to Exhibit 10.20 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.21 - Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and Chase Manhattan International Limited, as Agent, The Chase Manhattan Bank, Gulf Offshore Shipping Services, Inc., GulfMark International, Inc., GulfMark North Sea Limited and Gulf Offshore Marine International, Inc. relating to a U.S. $7,000,000 Credit Facility Agreement dated July 8, 1993 (incorporated herein by reference to Exhibit 10.21 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.22 - Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and Chase Manhattan International Limited, as Agent, The Chase Manhattan Bank, The Governor and Company of the Bank of Scotland, GulfMark North Sea Limited, Gulf Offshore Marine International, Inc., Gulf Offshore N.S. Limited, and Gulf Offshore Far East, Inc. relating to a U.S. $5,800,000 and GBP9,400,000 Syndicated Loan Facility dated July 8, 1993 as most recently amended and restated by an Agreement dated October 20, 1995 (incorporated herein by reference to Exhibit 10.22 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.23 - Loan Agreement dated as of June 11, 1997, made by and between Christiania Bank og Kreditkasse ASA and Gulf Offshore N.S. Limited (incorporated herein by reference to Exhibit 10.23 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11, 1997).

     10.24 - Tax Allocation and Indemnification Agreement dated April 30, 1997 made by and among GulfMark International, Inc., GulfMark
Offshore, Inc. and Energy Ventures, Inc.    (incorporated herein by
reference to Exhibit 10.24 of GulfMark Offshore, Inc.'s Registration Statement on Form S-1, Registration No. 333-31139 filed July 11,
1997).


     *27.1 - Financial Data Schedule.
                                   27