Form 10-Q
period 1997-09-30
GULFMARK OFFSHORE INC
filed 1997-11-05
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.   YES /X/       NO / /

Number of shares of Common Stock, $0.01 Par Value, outstanding as of October 30, 1997: 7,915,462.

              (Exhibit Index Located on Page 22)

                         GENERAL INFORMATION

     This Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, represents the second quarterly report of GulfMark Offshore, Inc. ("GulfMark" or the "Company") following the completion of a series of restructuring transactions completed on May 1, 1997.
As a result of those transactions, the operations of the Company currently consist of the offshore marine services business. Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows the financial statements and notes thereto, contains a description of the transactions, as well as a discussion of the results of operations for the quarter and nine months ended September 30, 1997.

                  PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated, including the restatement of the Company's equity and presentation of the net assets and operations of the non-offshore marine services business of the Company's predecessor as discontinued operations have been made. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Amendment No. 1 to Form S-1 No. 333-31139 filed with the Securities and Exchange Commission July 22, 1997.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,   December 31,
                                                                                 1997           1996
                                                                              ---------       -------
                                                                             (Unaudited)
                                             ASSETS                                 (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $  39,462       $ 17,234
  Accounts receivable.....................................................      11,156          8,939
  Inventory, prepaids and other...........................................         530            675
                                                                               -------        -------
    Total current assets..................................................      51,148         26,848

NET ASSETS OF DISCONTINUED OPERATIONS.....................................          --         14,837

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $22,164,000(unaudited) in 1997 and $19,504,000 in 1996................      95,544         87,405

OTHER ASSETS..............................................................       3,452          2,217
                                                                               -------        -------
                                                                             $ 150,144      $ 131,307
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $  10,337      $   9,341
  Accounts payable........................................................       1,957          1,931
  Other accrued liabilities...............................................       3,025          1,628
                                                                               -------        -------
    Total current liabilities.............................................      15,319         12,900
                                                                               -------        -------
LONG-TERM DEBT............................................................      45,621         50,811

DEFERRED TAXES AND OTHER..................................................       6,917          5,079

MINORITY INTEREST.........................................................         549            501

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 15,000,000 shares authorized;
    7,915,462 (unaudited) and 6,679,904 shares issued and outstanding.....          79             67
  Additional paid-in capital..............................................      60,493         26,793
  Retained earnings.......................................................      23,416         36,676
  Cumulative translation adjustment.......................................      (2,250)        (1,520)
                                                                               -------        -------
    Total stockholders' equity............................................      81,738         62,016
                                                                               -------        -------
                                                                             $ 150,144      $ 131,307
                                                                               =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                  GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended      Nine Months Ended
                                                              September 30,           September 30,
                                                          ----------------------  ---------------------
                                                             1997      1996        1997        1996
                                                            -------   -------     -------     ------
                                                            (In thousands, except per share amounts)
REVENUES...............................................     $12,642  $  9,204     $33,673  $ 23,697
COSTS AND EXPENSES:
  Direct operating expenses............................       4,736     3,956      13,622     11,238
  General and administrative expenses..................       1,389     1,186       4,059      3,292
  Depreciation and amortization........................       1,678     1,331       4,962      3,595
                                                            -------   -------     -------    -------
                                                              7,803     6,473      22,643     18,125
                                                            -------   -------     -------    -------
OPERATING INCOME.......................................       4,839     2,731      11,030      5,572

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (1,215)   (1,049)     (3,831)    (2,793)
  Interest income......................................         268       132         483        263
  Minority interest....................................         (73)      (62)        (47)       (16)
  Other................................................          18        23          36         52
                                                            -------   -------     -------    -------
                                                             (1,002)     (956)     (3,359)    (2,494)
                                                            -------   -------     -------    -------
Income from continuing operations before taxes.........       3,837     1,775       7,671      3,078
INCOME TAX PROVISION...................................      (1,211)     (617)     (2,331)      (988)
                                                            -------   -------     -------    -------
INCOME FROM CONTINUING OPERATIONS......................       2,626     1,158       5,340      2,090

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................         --      4,553        (648)     4,424

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................         --        --       (1,426)        --
                                                            -------   -------     -------    -------
NET INCOME.............................................     $ 2,626   $ 5,711     $ 3,266    $ 6,514
                                                            =======   =======     =======    =======
EARNINGS PER SHARE.....................................
 Income from continuing operations.....................     $  0.35   $  0.17     $  0.76   $   0.31
  Income (loss) from discontinued operations,
   net of taxes........................................        0.00      0.68       (0.09)      0.66
  Loss on disposal of segment, net of taxes............        0.00      0.00       (0.20)      0.00
                                                            -------   -------     -------    -------
                                                            $  0.35   $  0.85     $  0.47    $  0.97
                                                            =======   =======     =======    =======
WEIGHTED AVERAGE COMMON SHARES AND COMMON STOCK
  EQUIVALENTS..........................................       7,611     6,678       7,030      6,676
                                                            =======   =======     =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  1997          1996
                                                                                -------      ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $  3,266      $  6,514
 Income (loss) from discontinued operations, net...........................       2,074        (4,424)
                                                                                -------       -------
 Income from continuing operations.........................................       5,340         2,090
 Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization............................................       4,962         3,595
  Deferred and other income tax provision..................................       1,992           864
  Minority interest........................................................          48            16

  Change in operating assets and liabilities:
      Accounts receivable..................................................      (1,268)       (2,946)
      Inventory, prepaids and other........................................         135           639
      Accounts payable.....................................................         121           (18)
      Other accrued liabilities............................................         114           298
  Other, net...............................................................         204           (5)
                                                                                -------       -------
      Cash provided by continuing operations...............................      11,648         4,533
      Cash flow from discontinued operations...............................      (1,360)        8,653
                                                                                -------       -------
      Net cash provided by operating activities............................      10,288        13,186
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................     (16,713)      (23,473)
  Expenditures for drydocking and main engine overhaul.....................      (2,903)       (1,062)
                                                                                -------       -------
      Net cash used in investing activities................................     (19,616)      (24,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock offering, net of offering costs......................      33,358            --
  Proceeds from exercise of options........................................         355            17
  Proceeds from debt, net of direct financing cost.........................       7,393        22,031
  Repayments of debt.......................................................      (9,020)       (1,835)
                                                                                -------       -------
     Net cash provided by financing activities.............................      32,086        20,213
  Effect of exchange rate changes on cash..................................        (530)           43
                                                                                -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................................      22,228         8,907

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      17,234         5,136
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 39,462      $ 14,043
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..............................................................    $  3,772      $  2,467
                                                                                =======       =======
Income taxes paid..........................................................    $     65      $     59
                                                                                =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1) BACKGROUND AND ORGANIZATION

    On April 30, 1997, the stockholders of GulfMark International, Inc. (the "Predecessor") approved a transaction to transfer the assets, liabilities and operations of its offshore marine services business (the "Marine Business") to GulfMark Offshore, Inc. ("New GulfMark" or the "Company"), a new wholly owned subsidiary of the Predecessor. Immediately after the transfer of the Marine Business, the Predecessor completed a spin-off of New GulfMark by distributing all of the common stock of New GulfMark to the Predecessor's stockholders (the "Distribution"). Following the Distribution, on May 1, 1997, a subsidiary of EVI, Inc. ("EVI") was merged (the "Merger") with and into the Predecessor, whose assets then consisted solely of the Predecessor's remaining active business, the erosion control business ("Ercon"),and the Predecessor's investment in approximately
4.5 million shares of EVI common stock (adjusted to reflect EVI's 2 for 1 split of common stock in May 1997). The Predecessor survived the Merger as a subsidiary of EVI.

     Although the separation of the Marine Business from the remainder of the operations of the Predecessor was structured as a "spin-off" of New GulfMark for legal, tax and other reasons, New GulfMark succeeded to certain important aspects of the Predecessor business, organization and affairs, namely: (i) the Marine Business conducted by New GulfMark, which consisted of over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor; (ii) each member of the Board of Directors of the Predecessor became a Director of New GulfMark;
(iii) New GulfMark's management is substantially the same as the management of the Predecessor; and (iv) New GulfMark retained as its headquarters the former headquarters of the Predecessor.
Consequently, the Consolidated Financial Statements present the net assets, results of operations and cash flows of Ercon and the EVI investment as discontinued operations.

     Prior year's financial statements have been reclassified where appropriate to conform to 1997 presentations.

(2) EARNINGS PER SHARE

     Earnings per share was computed based on the weighted average number of shares issued and outstanding during the periods presented plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method. Any differences related to computing fully diluted earnings per share were not material.

(3) PENDING ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB")issued SFAS No. 128 "Earnings Per Share" which is effective for years beginning after December 15, 1997. SFAS NO. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially diluted outstanding options. The statement requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with SFAS No. 128 would not be materially different for the periods presented.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997. Management believes adoption of these statements will not have a material effect on the Company's financial position, operations or cash flows and will impact financial statement disclosure only.

(4)  VESSEL ACQUISITIONS

     In December 1994, the Company contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. The first vessel, the Highland Piper, was delivered on March 15, 1996. The second vessel, the Highland Drummer was delivered on January 3, 1997. Included in capital expenditures for the nine months ended September 30, 1997 is $12.9 million related to the final construction payment on the Highland Drummer. Funding for this payment was provided through additional borrowings of approximately $7.3 million under an existing credit facility. In connection with the delivery of these two vessels, the Company is entitled to receive a subsidy from the Norwegian government equal to 9.5% of the gross construction price. The Company has accounted for subsidies as a reduction of the purchase price of the vessels.

   The Company entered into a contract in November 1996 with a shipyard to construct an enhanced UT 755 design supply vessel at a price of approximately $18 million denominated in Norwegian Kroner. The new vessel (Highland Rover) will be a modified version of the Company's recently delivered Highland Piper (March 1996) and Highland Drummer (January 1997). This new vessel is a multipurpose design which adds dynamic positioning and additional length and accommodations to the standard UT 755 design. This vessel, scheduled for delivery in the first quarter of 1998, will be available to participate in the growing demand for deep water, remotely operated vehicle ("ROV") support, standard supply duties and specialized services in the North Sea.

     In connection with the final payment to the shipyard for the Highland Rover, the Company entered into a forward contract to hedge approximately 92.8 million Norwegian Kroner (approximately $13.1 million) of its commitment on the Highland Rover against unfavorable fluctuations in the British Pound Sterling to Norwegian Kroner exchange rate. The unrealized loss of $0.8 million as of September 30, 1997, is not reflected in the accompanying financial statements. The vessel is expected to be delivered in early 1998 at which time any realized gain or loss will be included in the cost of the vessel, but will be offset by the corresponding change in the price of the vessel due to the exchange rate fluctuation.

     In April 1997 the Company purchased an unfinished supply vessel hull from a Singapore shipyard. The completion of the hull is currently in progress by a U.K. shipyard and estimated costs for completion are approximately $13 million. The hull may be completed as a platform supply vessel, anchor-handling, tug, supply vessel or as an FPSO support vessel. The final determination for completion of the vessel will be based on market interest and will be made in sufficient time for the shipyard to make the planned August 1998 delivery.

     Additionally, the Company has entered into an agreement with Bender Shipbuilding & Repair, Inc, of Mobile, Alabama, for the construction of two vessels at an approximate total cost of $22 million. Delivery of the 220' offshore support vessels is anticipated in January and June 1999. The specifications of these vessels were developed jointly between the Company and the shipyard for use in international applications. The Company also has an option to construct two additional vessels under this agreement.

    In August 1996, the Company purchased six offshore supply vessels in Southeast Asia from Maritime (Pte), Limited (the "Maritime
Acquisition").  Funding for the Maritime Acquisition was provided
                                   8
through a new $7.0 million bank facility and a drawdown under existing loan facilities.

(5)  DISCONTINUED OPERATIONS

     The following selected financial information for discontinued operations relates to the operations of Ercon and the investment in
4.5 million shares of EVI, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had such discontinued operations operated as a stand-alone entity. The nine months ended September 30, 1997, includes the operations up to the date of disposition on April 30, 1997.


     Summary Operating Data of Discontinued Operations

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                   September 30,
                                           -------------------------      -------------------------
                                               1997          1996             1997          1996
                                             --------      --------         --------      --------
                                                  (In Millions)                   (In Millions)
Total revenue............................    $    -0-      $    2.6         $    1.1      $    4.2
Income (loss), net of taxes..............    $    -0-      $    4.6         $   (0.7)     $    4.4

(6) REGISTRATION STATEMENT

     On July 22, 1997 the Company filed a Registration Statement on Amendment No. 1 to Form S-1 No. 333-31139 for the offer and sale of 1,125,000 shares of Common Stock of the Company (including 125,000 shares subject to underwriters' over-allotment option). The offering was underwritten by Lehman Brothers Inc., Jefferies & Company, Inc. and The Robinson-Humphrey Company, Inc. The Company intends to use the proceeds of the offering for the Company's ongoing capital expenditures, including building new vessels and upgrading the Company's fleet, to prepay indebtedness outstanding under a loan facility and for other general corporate purposes. The offering closed on August 14, 1997 on the base shares and August 22, 1997 on the over-allotment for $32.00 per share before the underwriters' discount of $1.84 per share. Total proceeds to the Company were $33.4 million after offering costs of $0.6 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated on December 4, 1996 under the name of "New GulfMark, Inc.", a wholly owned subsidiary of GulfMark International, Inc. (the "Predecessor"). The Company was formed to facilitate the Predecessor's separation of its international offshore marine services business from its only U.S. business operation, Ercon, and its large holding of common stock of EVI. In order to accomplish this separation, the Predecessor agreed to transfer the assets, liabilities and operations of its offshore marine services business to the Company (the "Contribution"). On April 30, 1997, the Contribution occurred, and the offshore marine services business was separated from the Predecessor through the distribution of all of the then outstanding Common Stock of the Company to the Predecessor's common stockholders (the "Distribution"). Following the Distribution, on May 1, 1997, a subsidiary of EVI was merged with and into the Predecessor, whose assets then consisted principally of Ercon and its investment in approximately 4.5 million shares of EVI common stock (adjusted to reflect EVI's 2 for 1 common stock split in May 1997). Immediately after the Merger, the Predecessor ceased public trading of its common stock.

     In connection with the Distribution, two shares of the Company's Common Stock were issued for each share of the Predecessor common stock. Also, in connection with the Merger, the Predecessor's stockholders received shares of EVI common stock.

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

     Unless otherwise indicated, references to "GulfMark" or the "Company" are (i) for all periods through April 30, 1997, the effective date of the Contribution and Distribution to the Predecessor and its consolidated subsidiaries (treating Ercon and the investment in EVI as discontinued operations for all periods), and (ii) for all periods subsequent to April 30, 1997, to GulfMark Offshore, Inc. and its consolidated subsidiaries.

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

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat hire expense instead of depreciation expense, which is generally less than charter hire expense.

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

     The Company's operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, fluctuations in vessel utilization affect only that portion of the Company's direct operating costs that are incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected. For the nine months ended September 30, 1997, the Company completed the drydocking of ten vessels at an aggregate cost of $2.9 million, as compared to five drydockings at an aggregate cost of $1.1 million in the comparable period of 1996.

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

     On November 1, 1996, the Company entered into a contract with a Norwegian shipyard to construct the Highland Rover, an enhanced UT 755 design PSV, at a price of approximately $18.0 million denominated in Norwegian Kroner. This new vessel, scheduled for delivery in March 1998, will be available to participate in the growing demand for deepwater ROV support, standard supply duties and specialized services in the North Sea. The Company made interim construction payments of $0.9 million in 1996 and has made $1.6 million of payments in 1997. One additional payment of $0.8 million is required to be made in December 1997. Final payment is due upon delivery of the vessel. The Company anticipates financing the cost of the vessel through some combination of additional borrowings available under a facility with one of the Company's primary lenders, proceeds from the recently completed offering of Common Stock of the Company and existing funds. In March 1997, the Company entered into a contract to hedge 92.8 million Norwegian Kroner (approximately $13.1 million) of its commitment on the Highland Rover against unfavorable fluctuations in the British Pound Sterling to Norwegian Kroner exchange rate. Upon delivery, any gain or loss under the hedging contract (a loss of approximately $0.8 million as of September 30, 1997) will be included in the cost of the vessel, but will be offset by the corresponding change in the price of the vessel due to the exchange rate fluctuation.

     The Company has entered into agreements with two shipyards for the construction of a total of three vessels. The first commitment relates to the completion of an unfinished hull purchased by the Company from a Singapore shipyard in April 1997. The completion of the hull is currently in progress with George Prior Engineering, a U.K. shipyard. Total costs for completion of the hull are estimated at $13 million. The hull may be completed as a platform supply vessel, anchor-handling, tug, supply vessel or as an FPSO support vessel. The final choice will be determined based on market interest and will be made in time for the shipyard to make the planned August 1998 completion. The Company made an initial payment of $2.5 million in October 1997 and is scheduled to make an additional $2.5 million payment in December 1997. The balance of the payments will be made in 1998.

     The Company has also entered into an agreement with Bender Shipbuilding and Repair, Inc., of Mobile, Alabama, for the construction of two vessels at an approximate total cost of $22 million. Delivery of the 220' offshore support vessels is anticipated in January and June 1999. The Company made an initial payment of $2.2 million in October 1997 and is expected to make additional payments beginning in 1998 based on the completion of certain milestones. A total of $14.5 million is anticipated to be paid in 1998 with the balance due in 1999.

     The Company has not obtained a commitment for financing the vessels at this time but anticipates funding their completion through a combination of additional bank financing, proceeds from the recently completed stock offering and the use of existing funds.

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

                                           Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                             ---------------   ---------------
                                              1997     1996     1997     1996
                                             ------   ------   ------   ------
Rates Per Day Worked (a)(b):
 North Sea Fleet (c)                        $ 9,799  $ 8,752  $ 9,869  $ 8,230
 Southeast Asia Fleet(d)                      4,237    3,225    3,893    3,300

Overall Utilization(a):
 North Sea Fleet                               99.9%    96.5%    96.5%    94.8%
 Southeast Asia Fleet(d)                       89.4%    76.3%    72.1%    77.1%

Average Owned/Chartered Vessels(a)(e)
 North Sea Fleet                                9.0      8.0      9.0      7.7
 Southeast Asia Fleet(d)                       13.0     11.0     13.0      8.3
                                             ------   ------   ------   ------
 Total                                         22.0     19.0     22.0     16.0
                                             ======   ======   ======   ======

----------------------
(a)  Includes all owned or bareboat chartered PSVs and AHTS vessels.
     The Company's only crewboat and only standby rescue vessel
     (which was chartered until December 31, 1996) are excluded, as are all managed vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked and utilization rate is total days worked divided by total days in the period.
(c)  Revenues for vessels in the North Sea fleet is earned in Sterling
     (GBP) and has been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated. The average rates were GBP=$1.627 and GBP=$1.555 for the quarters ended September 30, 1997 and 1996, respectively. The average rates for the nine months ended September 30, 1997 and 1996 were GBP=$1.633 and GBP=$1.537, respectively.
(d)  Includes the vessel operating in Brazil.
(e) Adjusted for vessel additions and dispositions occurring during each period.


Comparison of the Three Months Ended September 30, 1997 with the Three Months Ended September 30, 1996.

    Changes in the Company's fleet significantly affected the comparability of the three month period ended September 30, 1997 to the same period in 1996. The Company added the Highland Drummer, a large PSV, to the North Sea fleet on January 3, 1997, and 6 vessels acquired from Maritime to the Southeast Asia fleet in August 1996.

     Revenues in the quarter ended September 30, 1997 increased 37% over the same period in 1996. Income from continuing operations more than doubled from $1.2 million ($0.17 per share) in 1996 to $2.6 million ($0.35 per share) in 1997.

     The Highland Drummer accounted for almost one-fourth of the increase in revenues and 20% of the increase in earnings. The vessels acquired from Maritime accounted for 43% and 38% of the increases in revenues and earnings, respectively. Other increases came from the continuing increases in day rates in the North Sea and dramatic improvements in day rates and utilization in Southeast Asia that began during the second quarter.

     The Company also had increases in its general and administrative expenses of $0.2 million primarily as a result of the additional staff necessary to support the increased size of the fleet as well as the Company's fleet expansion in progress.

     The Company's depreciation expense for the period increased by $0.3 million as a result of the newly acquired vessels. Interest expense for the period was up by $0.2 million from the comparable period related to the acquisition of the new vessels. This increase was partially offset by increases in interest income related to the temporary investment of the proceeds of the Company's recent stock offering which yielded $33.4 million to the Company.

     In the three month period ended September 30, 1996, the Company reflected income from discontinued operations of $4.6 million related to the operations of Ercon and the Company's investment in EVI shares. These operations were disposed of as a result of the spin-off of the Company on April 30, 1997. The largest component of the income from discontinued operations in 1996 relates to the sale of 11.8% of the Company's investment in EVI, Inc. Net gain from the sale was $4.1 million.

Comparison of the Nine Months Ended September 30, 1997 with the Nine Months Ended September 30, 1996.

     Changes in the Company's fleet were significant between the two periods. The 1997 period included nine months's use of the Highland Piper, a large PSV in the North Sea, which was added March 15, 1996. Additionally, the Company added a sister ship to the Highland Piper, the Highland Drummer to the North Sea fleet on January 3, 1997. The nine months ended September 30, 1997, also includes full usage of the

6 vessels acquired from Maritime (August 1996) in the Southeast Asia fleet compared to only 2 months in 1996.

     Revenues for the nine months ended September 30, 1997 increased 42% over the same period in 1996. Income from continuing operations increased $3.2 million to $5.3 million ($0.76 per share) in 1997 from $2.1 million ($0.31 per share) in 1996.

     The North Sea fleet accounted for almost 60% of the increases in revenues and 75% of the increases in earnings. The Highland Drummer and Highland Piper represented just over one-half of the North Sea revenue increases and one-third of the earnings increases with the remaining increases coming from a 20% improvement in day rates. Approximately 85% of the revenues and earnings increases in Southeast Asia were attributable to the vessels acquired from Maritime. Additional increases were attained from the recent improvements in day rates and utilization that began late in the second quarter of 1997.

     The Company also had increases in its general and administrative expenses of $0.8 million primarily as a result of the additional staff necessary to support the increased size of the fleet.

     The Company's depreciation expense for the period increased by $1.4 million as a result of the newly acquired vessels. Interest expense for the period was up $1.0 million from the comparable period related to the new debt for the acquisition of the new vessels.

     In the nine month period ended September 30, 1997, the Company reflected a loss from discontinued operations, net of taxes, of $0.6 million related to the operations of Ercon and the Company's investment in EVI shares. In the nine month period ended September 30, 1996, income from discontinued operations, net of taxes was $4.4 million including an after tax gain on the sale of 11.8% of the Company's investment in EVI, Inc. of $4.1 million.

Liquidity and Capital Resources

     The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire or improve
equipment and make other investments.   Since its inception, the
Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. Currently, the Company has significant lending relationships with two major European commercial banks. At September 30, 1997, the Company had outstanding debt of $56.0 million, all of which is borrowed under various facilities with these banks. These facilities are secured by preferred ship mortgages on 18 of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at rates between LIBOR plus 1% and LIBOR plus 2.25%. Scheduled debt repayments are expected to total $2.7 million for the remainder of 1997. The loan facility agreements place certain restrictions on the ability of the subsidiaries to pay dividends. Cash held by these subsidiaries was $4.9 million as of September 30, 1997. In connection with the pending completion of the Highland Rover's construction, the Company restructured its existing debt with one of the banks on June 11, 1997 by consolidating two facilities together and increasing the facility amount by GBP 9.0 million (approximately $14.4 million) for the final payment (expected March 1998) at an interest rate of LIBOR plus 1%. Terms for the new facility require four quarterly principal payments of 0.57 million pounds and 19 quarterly installments of 0.77 million pounds. A final installment of 10.7 million pounds is due at the end of the 24th quarter.

     On August 14, 1997, the Company closed its offering to sell
1,000,000 shares of its common stock. On August 22, 1997, the underwriters purchased an additional 125,000 shares of stock pursuant to their over allotment option. Total proceeds to the Company were $33.4 million net of offering costs of $0.6 million.

    Net cash provided by operating activities of continuing operations was $11.6 million for the nine month period ended September 30, 1997, as compared to $4.5 million for the same period in 1996. This increase resulted primarily from the increase in earnings.

     Net cash used in investing activities was $19.6 million and $24.5 million for the nine months ended September 30, 1997 and 1996, respectively. Each of these periods reflect significant vessel acquisitions. In 1997, the Company took delivery of the Highland Drummer while in 1996, the Company took delivery of the Highland Piper and six vessels from Maritime. In the nine months period ended September 30, 1997, the Company experienced a higher level of expenditures related to the routine drydockings of ten of its vessels, as compared to five drydockings in the same prior year period.

     Net cash provided by financing activities was $32.1 million for the period ended September 30, 1997 and $20.2 million for the period ended September 30, 1996. Both periods included large inflows from financing transactions. The 1997 period included proceeds from the stock offering in August 1997. In the comparable 1996 period, the Company took delivery of the Highland Piper which was entirely funded with additional debt.
                                   17

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

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are overseas, therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling and substantially all the operating costs are in Sterling. North Sea operations generated $23.6 million in revenues, $11.0 million in operating income and $10.6 million of cash flows from operations for the nine months ended September 30, 1997.
In 1997 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = U.S.$1.696 to a low of GBP = U.S. 1.579. For the nine month and three month periods ended September 30, 1997, the average Sterling to U.S. Dollar exchange rate was 1.633 and 1.627, respectively. The exchange rates in the comparable 1996 periods were 1.537 and 1.555, respectively. As of September 30, 1997, the Sterling/U.S. Dollar exchange rate was GBP = U.S.$1.6185.

     The Company reduces its exposure to currency fluctuations by arranging for the debt financing on, and operating expenses of, each vessel to be in the same currency in which the vessel's revenues will be earned. The effect on cash flows of these fluctuations in the Sterling/Dollar exchange rates is largely offset by the Sterling dominated borrowings which accounted for $45.7 million; or 82% of total debt as of September 30, 1997.

     Reflected in the accompanying balance sheet for September 30, 1997, is a $2.3 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of September 30, 1997 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by the Sterling denominated debt associated with the North Sea fleet.

     Certain of the Company's Southeast Asia charters are denominated in Malaysian ringgits as were a portion of its operating costs.
Revenues fixed in this currency were approximately $1.6 million for

1996. Revenues fixed in Malaysian ringgit in the nine month period ended September 30, 1997 were $0.7 million. Malaysian currency rates have been relatively stable until the early part of this quarter. Beginning in July 1997, most currencies in Southeast Asia began to weaken against the U.S. dollar. The Malaysian ringgit fell to as low as M$=U.S.$0.29 and was M$=U.S.$0.31 at September 30, 1997. Prior to this time the exchange rate stayed within 3% of M$=U.S.$0.40. In connection with this decline, the Company began accepting charters fixed in U.S. dollars with only a small percentage in local currency to pay for the expenses denominated in that currency. The Company does not currently hedge this currency. Where currency risks are potentially high the Company accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. Dollars.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and gas industry, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risk relating to leverage, risk of foreign operations assumptions concerning competition and risk of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighted all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct or that the strategy based on such analysis will be successful.

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

     *27.1 - Financial Data Schedule.

* Filed herewith.

     (b)  Reports on Form 8-K.
     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Frank R. Pierce
                                       -----------------------------
                                              Frank R. Pierce
                                         Executive Vice President
                                       (Principal Financial Officer)
Date: November 5, 1997

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