Form 10-K405
period 1997-12-31
GULFMARK OFFSHORE INC
filed 1998-03-20
CIK 1030749

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT OF 1934

                        Commission file number 000-22853

                            GULFMARK OFFSHORE, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      76-0526032
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)
              5 POST OAK PARK,                                     77027
                 SUITE 1170,                                    (Zip Code)
               HOUSTON, TEXAS
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 963-9522

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information Statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 10, 1998: $96,600,000.

     Number of shares of common stock outstanding as of March 10, 1998:
7,976,237.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

                       (Exhibit Index located on page 52)
================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.
  and 2.    Business and Properties.....................................    3
            General Business............................................    3
            Offshore Marine Services Industry...........................    3
            The Company.................................................    8
            Properties..................................................   11
  Item 3.   Legal Proceedings...........................................   11
  Item 4.   Submission of Matters to a Vote of Security Holders.........   13
PART II
  Item 5.   Market for the Registrant's Common Equity and Related          14
              Stockholder Matters.......................................
  Item 6.   Selected Consolidated Financial Data........................   15
  Item 7.   Management's Discussion and Analysis of Financial Condition    16
              and Results of Operations.................................
  Item 8.   Consolidated Financial Statements and Supplementary Data....   24
  Item 9.   Changes in and Disagreements With Accountants on Accounting    47
              and Financial Disclosure..................................
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   47
  Item 11.  Director and Executive Officer Compensation.................   47
  Item 12.  Security Ownership of Certain Beneficial Owners and            47
              Management................................................
  Item 13.  Certain Relationships and Related Transactions..............   47
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    47
              8-K.......................................................

                                     PART I

ITEM 1. AND 2. BUSINESS AND PROPERTIES

                                GENERAL BUSINESS

     The Company was incorporated on December 4, 1996 under the name of "New GulfMark, Inc.," a wholly owned subsidiary of the corporation then known as GulfMark International, Inc. (the "Predecessor"). The Company was formed to facilitate the Predecessor's separation of its international offshore marine services business from its only U.S. operations, an erosion control business ("Ercon"), and its holding of common stock of Energy Ventures, Inc. (now known as EVI, Inc. ("EVI")). In order to accomplish this separation, the Predecessor agreed to transfer the assets, liabilities and operations of its offshore marine services business to the Company (the "Contribution"). On April 30, 1997, the Contribution occurred and the offshore marine services business was separated from the Predecessor through the distribution of all of the then outstanding Common Stock of the Company to the Predecessor's common stockholders (the "Distribution") in accordance with the Agreement and Plan of Distribution dated December 5, 1996 (the "Distribution Agreement") among the Company, the Predecessor and EVI. Following the Distribution, on May 1, 1997, a subsidiary of EVI was merged (the "Merger") with and into the Predecessor, whose assets then consisted primarily of Ercon and an investment in approximately 4.5 million shares of EVI common stock (adjusted to reflect EVI's 2 for 1 split in May
1997). Immediately after the Merger, the Predecessor ceased public trading of its common stock.

     The Consolidated Financial Statements included herein present the net assets and results of operations of Ercon and the common stock of EVI owned by the Predecessor as discontinued operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 5 to the Consolidated Financial Statements of the Company.

     In connection with the Distribution, two shares of the Company's Common Stock were issued for each share of the Predecessor's common stock.

     The Company provides offshore marine services to companies involved in offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of the Company's operations are conducted in the North Sea and, with the exception of one vessel operating offshore Brazil, the balance are conducted in Southeast Asia. See Note 12 to the consolidated financial statements for an analysis of these geographic regions.

     The principal executive offices of the Company are located at 5 Post Oak Park, Suite 1170, Houston, Texas 77027-3414, and its telephone number at that address is (713) 963-9522.

RECENT DEVELOPMENTS

     On February 10, 1998, the Company completed the acquisition of 96% of the common stock of Brovig Supply, ASA, ("Brovig") a publicly traded ship-owning company in Norway. Brovig owns 5 vessels currently operating in the North Sea. The Company expects to acquire the remaining shares near the end of the first quarter of 1998. The purchase consideration of $73.0 million consisted of cash provided from funds on hand, L10 million ($16.7 million) provided by a 9 month bridge bank facility and the assumption of approximately NOK 277 million ($37.4 million) of debt. The fleet acquired consists of the Skandi Hawk, Skandi Fortune, North Crusader, North Prince and the North Challenger and is very similar to the Company's vessels currently deployed in the North Sea.

                     THE OFFSHORE MARINE SERVICES INDUSTRY

OVERVIEW

     The offshore marine services industry employs vessels to provide services that support the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms ("Offshore Marine Services"). The industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies, equipment and personnel. Offshore Marine Services providers are employed by oil companies that are engaged in the offshore exploration and production of oil and natural gas. Services provided by companies in this industry are performed in numerous locations worldwide. In excess of 100 vessels are being employed in each of the following major markets: the Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and the Persian Gulf. Vessel usage is also significant in other international areas, including offshore Brazil, India, Australia and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. Historically, few of these competitors have participated in all five of the major markets. As of March 10, 1998, the Company operates a fleet of 34 offshore support vessels, primarily in the North Sea (20 vessels) and Southeast Asia (13 vessels). Additionally, the Company operates one vessel offshore Brazil. The Company expects delivery of six additional new vessels by the end of 1998, three of which will be bareboat chartered, one will be owned and two will be managed. See Note 12 to the Consolidated Financial Statements for further information regarding geographic regions.

     The Offshore Marine Services industry is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is impacted by changes in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Declines in oil and natural gas prices in the early 1980s and concerns relating to the stability of prices that followed resulted in a significant reduction in exploration and development activity worldwide. This decline in activity, coupled with the overbuilding of new vessels in the early 1980s, resulted in an oversupply of offshore support vessels. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of excess capacity. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict migration of vessels into that market and, to a lesser degree, high operating costs restrict migration out of the market. The effect of these restrictions on vessel migration is to segment various regions into separate markets. These markets for Offshore Marine Services are affected differently by the above-described forces because of each area's unique blend of political, operating and economic factors.

     Contract or charter durations vary from single day to multi-year in length, based upon many different factors that vary by market. Historically, term charters in the Offshore Marine Services industry have generally extended from six months to one year in length. Additionally, there have been "evergreen" charters (also known as "life of field" or "forever" charters), and at the other end of the spectrum, there have been "spot" charters, which can vary from single voyage to short duration charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common, and the Company believes that term charters constitute the majority of the market. Term charters in Southeast Asia are currently somewhat less common than in the North Sea and generally are two years or shorter in length. In addition, charters for vessels in support of floating production, storage and offloading ("FPSO") are typically "life of field" or "full production horizon" charters. Charter periods, particularly in the North Sea, have tended to increase recently with the award of a number of five-year charters and several charters of longer duration.

VESSEL CLASSIFICATIONS

     Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are neither precise nor rigid, and it is not unusual for a vessel to fit in more than one of these categories. These functional classifications are: (i) platform supply vessels, (ii) anchor handling, towing and supply vessels, (iii) construction support vessels, (iv) standby rescue vessels, (v) crewboats, (vi) specialty vessels and (vii) utility vessels.

     - PLATFORM SUPPLY VESSELS ("PSVS") serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. Utilizing space on deck and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150(#) to 200(#). Large PSVs ("LgPSVs") range up to 275(#) and are particularly suited for supporting large concentrations of offshore production locations because of their large clear after decks and below deck capacities. The Company operates 14 LgPSVs in the North Sea (twelve of which are owned by the Company) that function primarily in this classification but also are capable of service in construction support. In addition, the Company operates two PSVs in the North Sea and one in Southeast Asia that operate exclusively in this function and 11 SmAHTS vessels (as defined below) in Southeast Asia that often support production operations as PSVs.

     - ANCHOR HANDLING, TOWING AND SUPPLY VESSELS ("AHTS") are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (up to 18,000 brake horsepower ("BHP") for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches. Vessels of this type with less than 7,000 BHP are referred to as small AHTS vessels ("SmAHTS"), while AHTS vessels in excess of 10,000 BHP are referred to as large AHTS vessels ("LgAHTS"). The Company operates two AHTS vessels in the North Sea one which is owned and 11 in Southeast Asia. From time to time, all of the Company's AHTS vessels function as PSVs.

     - CONSTRUCTION SUPPORT VESSELS are vessels such as pipelaying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. As indicated in the PSV section above, the Company operates 14 vessels (twelve of which are owned by the Company) fitting the definition of pipe carriers (LgPSVs). The Company's North Sea fleet has the distinction of being the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

     - STANDBY RESCUE VESSELS ("STBY") perform a safety patrol function for an area and are required for all manned locations in the United Kingdom sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid and shelter and, in some cases, also function as supply vessels. The Company does not own any vessels of this type, but presently manages two specialty vessels which operate in this capacity.

     - CREWBOATS ("CREW") transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100(#) to 120(#) in length and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130(#) to 165(#) in length, and have greater cargo carrying capacities. They are used primarily to transport cargo on a time-sensitive basis. The Company owns one of these vessels currently operating in Southeast Asia.

     - SPECIALTY VESSELS ("SPV") generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long range capabilities. These vessels are primarily used to support FPSOs, diving operations, ROVs, survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation. Two of the Company's owned vessels, the Highland Fortress and the Highland Rover, frequently provides specialty functions, and two managed vessels are chartered for specialty functions (the Clwyd Supporter and the Sefton Supporter).

     - UTILITY VESSELS are typically 90(#) to 150(#) in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. The Company does not operate any vessels in this category.

THE NORTH SEA MARKET

     The Company defines the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market are typically large and well capitalized entities (such as major oil companies and state owned oil companies), in large part because of the significant financial commitment required in this market. Projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons, than projects in regions with less demanding environments, such as the

Gulf of Mexico. Consequently, vessel demand in the North Sea is generally more steady and less susceptible to abrupt swings than vessel demand in other regions.

     The market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the volatile exploration segment of the market represents the primary demand for AHTS vessels. While supply vessels also support the exploration segment, they additionally support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, since AHTS vessels are capable of performing in a supply role during periods of weakness in the exploration segment, the availability of AHTS vessels can put downward pressure on PSV demand.

     The Company's North Sea fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction and includes fifteen owned vessels (14 PSVs and 1 AHTS) and five managed vessels (two PSVs, one AHTS vessels and two SpVs). These vessels are supported by onshore bases in Aberdeen, Scotland and Liverpool, England.

     Over the past three years, the North Sea market has experienced consistently high vessel utilization rates and increasing day rates. A number of long-term drilling contracts were signed during 1995, increasing the demand for vessels in 1996. Drilling activity continued to increase during 1996 and 1997, as many semisubmersible drilling units were relocated to the North Sea. In addition, the Company believes that long-term construction projects underway indicate the North Sea market for construction support vessels will be strong throughout 1998 and further indicates that demand in the region should continue to be strong through 1999 and potentially 2000.

     Countering the effect of expected improvements in demand from increased exploration and construction activity is the increase in new vessel construction. Limited new construction occurred in 1990 and 1991, and only a few vessels were delivered between 1990 and 1995. In 1995 and 1996, the first significant construction activity since the early 1980s occurred, with a number of orders placed for delivery in 1996 and 1997. Market sources identify a total of approximately 50 vessels on order in the North Sea region as of December 31, 1997 with anticipated delivery in 1998 or 1999. All of the new deliveries to date have been chartered, and the Company believes that the market is capable of absorbing the number of vessels currently on order.

THE SOUTHEAST ASIA MARKET

     The Company defines the Southeast Asia market as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam. The design requirements for vessels in this market are generally similar to the requirements in the Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand in this market and the technical requirements for vessels. The Company believes that several major exploration and production projects, which are currently in the planning stages, will significantly increase the demand for Offshore Marine Services in the Southeast Asia market.

     The current shortage of vessels in the Gulf of Mexico has reduced the universe of economically viable vessels available to be utilized in Southeast Asia. Past practice has been for U.S. operators to transfer vessels out of the Gulf of Mexico to work out their remaining useful lives in the Southeast Asia market. In recent years, however, there has been pressure (most notably from Malaysia) to upgrade offshore support vessel capabilities by establishing limits on the age of vessels working in certain countries' territorial waters and encouraging construction of new vessels designed particularly to operate in this region.

     In the Gulf of Mexico, there is currently little vessel attrition because day rates are at levels that make substantial rehabilitation economic even with relatively moderate extensions of vessel life. At the same time, there have been announcements of meaningful new construction activity for Gulf of Mexico vessels. An increase in the supply of Gulf of Mexico vessels may increase the supply of vessels in Southeast Asia, although not all vessels currently operating in the Gulf of Mexico would be able to operate in the Southeast Asia market. Furthermore, transferring a vessel from the Gulf of Mexico market to Southeast Asia would involve significant cash and opportunity costs.

     The Southeast Asia market differs country by country, but the competitive environment is broadly characterized by a large number of small companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations and joint ventures with local companies are generally necessary to maintain a viable marketing presence. The Company's management has been involved in the region since the mid-1970s, and the Company currently maintains long-standing business relationships with a number of local companies.

     Vessels in this market are typically smaller than in certain other areas, such as the North Sea. Yet, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters.

     Indonesia is the only member of the Organization of Petroleum Exporting Countries ("OPEC") in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Vessel demand in this country softened in 1992, as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures with local authorities. This reversed somewhat in 1993 and 1994, as some agreements were reached. However, in 1995, the oil companies pressed for further modifications to their production royalty and tax structures and reduced their exploration budgets, resulting in lower-than-expected activity in 1995 and only marginal improvement in 1996 and 1997. In 1998, the Indonesian market is somewhat more uncertain as the effects of the recent turmoil in these economies will only be determined as the year progresses.

     The rapid economic growth of many countries in the Pacific Rim up to the end of 1997 resulted in increased demand for energy and a related increase in oil and natural gas exploration. Decisions by local governments to implement policies that will reduce dependence on energy supplies from the Middle East stimulated additional interest in exploration in Southeast Asia. Virtually every country in the region has known or potential reserves for oil and natural gas. However, exploration activity suffered during 1993 and 1994, when oil prices declined, and has been slow to recover. Exploration budgets for the region were higher in 1997, but there has been a reduction in available drilling rigs because rigs have been redeployed to meet demand that has accelerated faster in other areas of the world. There are no outward indications of a reduction in planned activity in 1998; however, many of the countries where activity is ongoing have experienced financial difficulties. In particular, the economies of Malaysia, Thailand and Indonesia have been hard hit. This is likely to result in a reduction in energy demand. Whether it will reduce exploration and production activity remains to be seen.

THE BRAZILIAN MARKET

     The Seapower has been operating in Brazil since 1995 under a contract which extends through May 1999 with Petrobras, the Brazilian national oil company. During the second quarter of 1998 the Company will take delivery of the Leopard Bay, an AHTS being built by Sanko Shipping and bareboat chartered by the Company for three years. This vessel will immediately mobilize to Brazil to begin a 3-year contract with Petrobras. Although, in the past, Brazil has experienced periods of high inflation and changing political climates, the Company has experienced no problems with its operations in this market. As the Brazilian government continues to privatize the oil and natural gas industry, the Company expects that additional charter opportunities may become available.

     Similar to the North Sea, the Offshore Marine Services market in Brazil requires a large number of highly sophisticated vessels due to the harsh operating environment. The Company's ability to secure (and subsequently renew) a multi-year commitment payable substantially in U.S. Dollars is an example of the terms and conditions offered to attract such high quality vessels.

                                  THE COMPANY

THE COMPANY'S FLEET

     The fleet as of March 10, 1998 includes 34 vessels, 27 of which are owned (25 are mortgaged under various debt agreements), two are bareboat chartered and five are under management. The following table summarizes information with respect to each of these vessels, as well as twelve additional vessels currently under construction as indicated with*:

                                         TYPE                    LENGTH   BHP     DWT
 LOCATION             VESSEL             (A)     FLAG    BUILT   (FEET)   (B)     (C)
 --------             ------             ----    ----    -----   ------   ---     ---
OWNED
TBD         Bender #1*                  LgPSV     TBD    1999     218     4,640  2,800
TBD         Bender #2*                  LgPSV     TBD    1999     218     4,640  2,800
OWNED
North Sea   Gallant Project*             TBD      TBD    1998     TBA       TBA    TBA
North Sea   Highland Rover(d)           LgPSV     UK     1998     236     5,450  3,700
North Sea   Highland Drummer            LgPSV     UK     1997     221     5,450  3,115
North Sea   Highland Piper              LgPSV     UK     1996     221     5,450  3,115
North Sea   Highland Pride              LgPSV     UK     1992     265     6,600  4,000
North Sea   Highland Star               LgPSV     UK     1991     265     6,600  4,000
North Sea   Highland Fortress           LgPSV     UK     1982     255     6,120  3,200
North Sea   Highland Warrior            LgPSV   Bermuda  1981     265     5,300  3,890
North Sea   Highland Champion           LgPSV     UK     1979     265     4,800  3,320
North Sea   Highland Legend              PSV      UK     1986     194     3,590  1,442
North Sea   Highland Sprite              PSV      UK     1986     194     3,590  1,442
North Sea   Skandi Hawk(e)              LgPSV   Norway   1990     265     6,600  4,000
North Sea   Skandi Fortune(e)           LgPSV   Norway   1983     264     6,120  3,366
North Sea   North Crusader(e)            AHTS   Norway   1984     236    12,000  2,064
North Sea   North Challenger(e)         LgPSV   Norway   1997     221     5,450  3,115
North Sea   North Prince(e)             LgPSV     UK     1978     259     6,000  2,717
CHARTERED
North Sea   Ace Mercury*                LgPSV   Bermuda  1998     221     5,450  3,115
North Sea   Sanko 755 #2*               LgPSV   Bermuda  1998     221     5,450  3,115
North Sea   TormMark*                    AHTS     UK     1999     241    15,000  2,900
MANAGED
North Sea   Sea Truck                   LgPSV     UK     1979     266     4,600  2,477
North Sea   Clwyd Supporter              SpV      UK     1984     266    10,700  1,400
North Sea   Sefton Supporter             SpV      UK     1971     250     1,620  1,233
North Sea   Portosalvo                   AHTS     UK     1982     227    12,750  2,085
North Sea   Safe Truck                  LgPSV     UK     1996     221     5,450  2,800
North Sea   Sea Truck New Build*        LgPSV     UK     1998     275     7,200  4,590
North Sea   Sanko 755 #3*               LgPSV   Bermuda  1998     221     5,450  3,115
North Sea   Torm 1*                      AHTS     UK     1999     241    15,000  2,900
North Sea   Torm 2*                      AHTS     UK     1999     241    15,000  2,900
North Sea   Gargano*                    LgPSV     UK     1999     236     5,450  3,700
OWNED
Southeast   Sem Courageous              SmAHTS  Malaysia 1981     191     4,000  1,000
  Asia
Southeast   Sem Valiant                 SmAHTS  Malaysia 1981     191     4,000  1,000
  Asia
Southeast   Seawhip                     SmAHTS  Panama   1983     192     3,900  1,200
  Asia
Southeast   Seawitch                    SmAHTS  Panama   1983     192     3,900  1,200
  Asia
Southeast   Sea Explorer                SmAHTS  Panama   1981     192     5,750  1,420
  Asia
Southeast   Sea Diligent                SmAHTS  Panama   1981     192     4,610  1,219
  Asia
Southeast   Sea Endeavor                SmAHTS  Panama   1981     191     4,000  1,000
  Asia
Southeast   Sea Conquest                SmAHTS  Panama   1977     185     3,850  1,142
  Asia
Southeast   Sea Searcher                SmAHTS  Panama   1976     185     3,850  1,215
  Asia
Southeast   Sea Eagle                   SmAHTS  Panama   1976     185     3,850  1,215
  Asia
Southeast   Searunner                    Crew   Panama   1982     120     2,720    126
  Asia
CHARTERED
Southeast   SeaMark South Carolina(f)   SmAHTS  Panama   1983     180     3,000  1,000
  Asia
Southeast   SeaMark Mississippi(f)       PSV    Panama   1982     180     2,250  1,000
  Asia
OWNED
Brazil      Seapower                     SpV    Panama   1974     222     7,040  1,205
CHARTERED
Brazil      Leopard Bay*                 AHTS   Bermuda  1998     241    15,000  2,900

(a)  Legend:
     LgPSV -- Large platform supply vessel
     PSV -- Platform supply vessel
     AHTS -- Anchor handling, towing and supply vessel
     SmAHTS -- Small anchor handling, towing and supply vessel
     Crew -- Crewboat
     SpV -- Specialty vessel, including towing and oil spill response TBD -- To be determined

(b)  Brake horsepower.

(c)  Deadweight tons.

(d) This modified and extended UT 755 design PSV was delivered on March 7, 1998.

(e) These vessels were acquired as part of the Brovig Supply ASA acquisition on February 10, 1998.

(f) The SeaMark South Carolina and SeaMark Mississippi are bareboat chartered (with a purchase option) through August 1998 to SeaMark Ltd., a Panamanian corporation owned 51% by the Company and 49% by the vessels' owners.

     The vessels in the fleet are capable of transporting supplies and personnel to offshore drilling platforms and rigs, production platforms and other installations. Twenty-five of the 27 owned vessels are used primarily for carriage of cargo. Twelve of those 25 vessels are large PSVs, capable of supporting offshore construction in the North Sea or large capacity platform supply duties. Twelve owned vessels are capable of performing anchor handling and towing services for moving rigs and platforms between locations. The crewboat is smaller in length and is used primarily to transport crews to and from offshore facilities.

     The fleet summarized above includes the Company's most modern, technologically sophisticated vessel to date, the Highland Rover, a modified and extended (236') UT 755 design PSV that was delivered on March 7, 1998. In addition to the standard capabilities of the technologically advanced UT 755 design, the Highland Rover is equipped with a computer-controlled maneuvering system (also known as dynamic positioning) and is capable of launching ROVs through a specialized "moon pool".

     The table also reflects several vessels currently under construction. Those under construction that will be owned include an unfinished supply vessel hull, the Gallant Project, which is being finished at the U.K. shipyard, George Prior, Ltd. The Company anticipates that delivery of this vessel will be in October 1998. The hull could be completed as a PSV or an AHTS vessel, although the Company currently believes that the most attractive potential application may be as a multipurpose support vessel for the floating production, storage and offloading ("FPSO") market. For a variety of economic reasons, exploration and production companies are increasingly employing FPSO structures in lieu of conventional fixed platform installations. The FPSO market typically employs more technologically advanced vessels capable of performing multiple functions, potentially under longer term (even "life of field") charters. The Company believes that the low cost (estimated at $15 million) and early delivery date of the Gallant Project should provide a significant competitive advantage in serving the growing FPSO market. Two additional vessels are under construction by Bender Shipbuilding and Repair Co., Inc. ("Bender") in Mobile, Alabama. These vessels are expected to be delivered in early and mid 1999. The Company also has an option with Bender to construct two additional vessels of similar design.

CUSTOMERS, CHARTER TERMS AND COMPETITION

     The Company's principal customers are major integrated oil companies and large independent oil and natural gas exploration and production companies working in international markets, as well as foreign government owned or controlled organizations and companies that provide logistic, construction and other services to such oil companies and foreign government organizations. During 1997, as a result of multiple charters in the ordinary course of business, three customers each accounted for 10% or more of total consolidated revenues: Aberdeen Services Company (North Sea) ("ASCO") at 16.5%, Shell U.K. Exploration and Production at 15.4% and European Marine Contractors ("EMC") at 13.2%. ASCO is a logistics coordinator primarily serving major international oil companies

(such as British Petroleum, Conoco and Amoco). EMC is a construction company jointly owned by Brown & Root and Saipem, a subsidiary of ENI, the Italian national oil company. The charters with these customers are industry standard time charters. The charters involved several of the Company's vessels for periods ranging from just a few days or months to two years. The charters are generally not cancelable except for unsatisfactory performance by the vessel. The loss of a major customer could have a material adverse effect on the Company's financial condition and results of operations until a replacement is obtained.

     As of December 31, 1997, 15 of the Company's owned and bareboat chartered vessels were on term charters with initial charter periods of one year or longer. Six were on charters of less than one year but over 30 days and two of the vessels were on a charter of less than 30 days.

     Substantially all of the Company's charters are denominated in Sterling and U.S. Dollars. The Company reduces currency risk by matching each vessel's operating expenses to the currency in which it generates revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Currency Fluctuations and Inflation."

     Offshore Marine Services companies compete principally on the basis of suitability of equipment, price and service. Also, in certain foreign countries, preferences are given to vessels owned by local companies. The Company has attempted to mitigate some of the impact of such preferences through affiliations and joint ventures with local companies.

     The Company competes with approximately 15-20 similar companies in the North Sea market and numerous small and large competitors in the Southeast Asia market. Some of these competitors have significantly greater financial resources than the Company.

ENVIRONMENTAL AND GOVERNMENT REGULATION

     All of the Company's vessels are subject to various international conventions, including certain safety, environmental and construction standards. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1974, 1978 and 1981/1983 Protocol, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers. These regulations govern oil spills and other matters of environmental protection, worker health and safety and the manning, construction and operation of vessels. The Company believes that it presently is in material compliance with the environmental laws and regulations to which the Company's operations are subject. In addition, the countries under which the vessels are flagged require certain periodic inspections and drydock examinations. Generally, surveys and inspections are performed by internationally recognized classification societies. Most of the owned vessels are flagged in Panama, Norway, the United Kingdom or Malaysia. The Company is not a party to any pending environmental litigation or other proceeding, and is unaware of any threatened environmental litigation or proceeding which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company. However, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in Offshore Marine Service operations. There can be no assurance that significant costs, liabilities, and penalties will not be incurred by or imposed on the Company in the future.

OPERATIONAL RISKS AND INSURANCE

     The operation of offshore support vessels is subject to various risks, such as catastrophic marine disasters, adverse weather conditions, mechanical failures, collisions, oil and hazardous substance spills and navigation errors, all of which represent a threat to the safety of personnel and to the Company's vessels, cargo, equipment and other property, as well as the environment. All of the Company's operations are in foreign waters and, as such, are subject to the usual risks inherent in doing business in foreign countries. Such risks include political instability, possible vessel seizure, nationalization of assets, currency restrictions, exchange rate fluctuations, import/export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. The occurrence of any of these events could result in loss of revenue, casualty loss, increased costs or significant liability to third parties.

     The Company maintains insurance coverage against the casualty and liability risks listed above which management considers to be adequate based on industry standards and the value of the fleet, including hull and machinery insurance for the vessels, protection and indemnity insurance against liabilities to employees and third parties for injury, damage or pollution and other customary insurance. The Company has not in the past experienced a loss in excess of policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover losses that the Company may incur or that adequate insurance rates that the Company considers commercially reasonable will continue to be available.

SEASONALITY OF BUSINESS

     The operations of the fleet are subject to seasonal factors. Operations in the North Sea are generally at their highest level during the months from April to August and at their lowest levels during November to February. Vessels operating in Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asia location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions.

EMPLOYEES

     At December 31, 1997, the Company had 496 employees located in the United States, the United Kingdom, Southeast Asia and Brazil. Through its contract with a crewing agency, it participates in collective bargaining arrangements with 343 employees working on its North Sea vessels under agreements covering one-to-two year periods. The Company has no other collective bargaining agreements. Relations with the employees are considered satisfactory. To date, the operations of neither the Company nor its Predecessor have been interrupted by strikes or work stoppages.

PROPERTIES

     The principal executive offices for the Company are located in Houston, Texas, while operations are headquartered in Lafayette, Louisiana. For local support, the Company has offices and warehouse facilities in Singapore and Aberdeen, Scotland. All facilities except the one in Aberdeen, Scotland are under lease. The Company's operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

ITEM 3. LEGAL PROCEEDINGS

DISTRIBUTION AGREEMENT OBLIGATIONS AND INDEMNITIES

     Indemnification Obligations to EVI. The Company has agreed under the Distribution Agreement to indemnify, defend and hold the Predecessor, EVI and their respective officers, directors, employees, agents and assigns harmless from and against any and all liabilities or environmental liabilities (including, without limitation, reasonable fees and expenses of attorneys, accountants, consultants and experts) that such parties incur, are subject to a claim for, or are subject to, that are based upon, arising out of, relating to or otherwise in respect of: (i) any breach of any covenant or agreement of the Company contained in the Distribution Agreement or any other agreement contemplated thereby; (ii) the acts or omissions of the Predecessor or any of its current or past subsidiaries or affiliated companies ("Predecessor Companies"), including Ercon, on or before the effective time of the Distribution; (iii) the acts or omissions of any Predecessor Company (other than Ercon), the Company or any of the Company's affiliates or the conduct of any business by them on or after the effective time of the Distribution; (iv) the Assumed Liabilities (as defined below) under the Distribution Agreement; (v) the assets being contributed to the Company, regardless of the Predecessor's or any Predecessor Company's prior use of any such asset; (vi) the conveyance, assignment, sale, lease or making available of such assets; (vii) the conveyance, assignment, sale, merger or contribution of the stock or share capital or assets of Ercon to the Predecessor; (viii) any taxes as a result of the Contribution, the Distribution or the Merger subsequently being determined to be a taxable transaction for foreign, Federal, state or local law purposes, regardless of the theory or reason for the transactions being subject to tax;
(ix) any and all amounts for which the Predecessor or EVI may be liable on account of any claims, administrative charges, self-insured retentions, deduct-ibles, retrospective premiums or fronting provisions in insurance policies, including as the result of any uninsured period, insolvent insurance carriers or exhausted policies, arising from claims by the Predecessor's or any Predecessor Company's affiliates, or the employees of any of the foregoing, or claims by insurance carriers of the Predecessor or any Predecessor Company for indemnity arising from or out of claims by or against the Predecessor or any Predecessor Company for acts or omissions of the Predecessor or any Predecessor Company, or related to any current or past business of the Predecessor or any Predecessor Company or any product or service provided by the Predecessor or any Predecessor Company in whole or part prior to the effective time of the Distribution; (x) any liability under the Consolidated Omnibus Budget Reconciliation Act of 1986 with respect to any employees of the Predecessor or any Predecessor Company who become employees of the Company after the Distribution; (xi) any settlements or judgments in any litigation commenced by one or more insurance carriers against the Predecessor or EVI on account of claims by the Company or any Predecessor Company or employees of the Company or any Predecessor Company; (xii) any and all liabilities incurred by the Predecessor or EVI pursuant to its obligations hereunder in seeking to obtain or obtaining any consent or approval to assign, transfer or lease any interest in any asset or instrument, contract, lease, permit or benefit arising thereunder or resulting therefrom; (xiii) any liability relating to the failure to comply with any bulk sales or transfer laws in connection herewith or with any of the other agreements contemplated hereby;
(xiv) the on-site or off-site handling, storage, treatment or disposal of any Waste Materials (as defined below) generated by the Predecessor or any Predecessor Company on or prior to the effective time of the Distribution or any Predecessor Company (other than Ercon) at any time; (xv) any and all Environmental Conditions (as defined below) on or prior to the effective time of the Distribution, known or unknown, existing on, at or underlying any of the properties owned, leased or operated by the Predecessor or Ercon on or after the effective time of the Distribution; (xvi) any and all Environmental Conditions, known or unknown, existing on, at or underlying any of the properties currently or previously owned or operated by the Predecessor or any Predecessor Company other than the properties owned, leased or operated by the Predecessor or Ercon after the effective time of the Distribution; (xvii) any acts or omissions on or prior to the effective time of the Distribution of the Predecessor or any Predecessor Company relating to the ownership or operation of the business of the Predecessor or any Predecessor Company or the properties currently or previously owned or operated by the Predecessor or any Predecessor Company; (xviii) any liability relating to any claim or demand by any stockholder of the Predecessor or EVI with respect to the Contribution, the Distribution, the Merger or the transactions relating thereto; and (xix) any liability relating to the Predecessor's 401(k) Plan and the other employee benefit or welfare plans of the Predecessor or any Predecessor Company arising out of circumstances occurring on or prior to the effective time.

     Covenants of the Company Relating to the EVI Indemnification. The Company agreed in the Distribution Agreement that it will not, and will cause its subsidiaries not to, merge, convert into another entity, engage in a share exchange for a majority of its shares, liquidate or transfer, assign or otherwise convey or allocate, directly or indirectly, in one or more transactions, whether or not related, a majority of the Company's assets (determined in good faith by a board resolution prior to the transaction on a fair value and consolidated basis) to any person unless the acquiring person (i) expressly assumes the obligations of the Company under the Distribution Agreement, (ii) executes and delivers to the Predecessor and EVI an agreement agreeing to be bound by each and every provision of the Distribution Agreement as if the acquiring person were the Company and (iii) has a net worth on a pro forma basis after giving effect to the acquisition or business combination equal to or greater than that of the Company (on a consolidated basis).

     Certain Definitions Under the Distribution Agreement. For purposes of the Distribution Agreement, the following terms have the following meanings:

     "Assumed Liabilities" means any and all liabilities and environmental liabilities other than the Predecessor Retained Liabilities (as defined below) to which the Predecessor or any of the assets being contributed to the Predecessor may now or at any time in the future become subject (whether directly or indirectly, including by reason of the Predecessor or any Predecessor Company, excluding Ercon, owning, controlling or operating any business or assets of any person (including any current or past affiliate)), resulting from, arising out of or relating to (i) any Predecessor Company, (ii) any taxes to which the Predecessor or any Predecessor Company may be obligated for periods ending on or before the effective time of the Distribution, (iii) any obligation, matter, fact, circumstance or action or omission by any person in any way relating to or arising from the business, operations or assets of the Predecessor or Ercon that existed on or prior to the effective time of the Distribution, (iv) any product or service provided by the Predecessor or any Predecessor Company prior to the effective time of the Distribution, (v) the Contribution, the Distribution, the Merger or any of the other transactions contemplated by the Distribution Agreement, (vi) previously conducted operations of the Predecessor or any Predecessor Company or
(vii) the assets contributed to the Company.

     "Environmental Conditions" means any pollution, contamination, degradation, damage or injury caused by, related to, arising from or in connection with the generation, handling, use, treatment, storage, transportation, disposal, discharge, release or emission of any Waste Materials.

     "Environmental Laws" means all laws, rules, regulations, statutes, ordinances, decrees or orders of any governmental entity now or at any time in the future in effect relating to (i) the control of any potential pollutant or protection of the air, water or land, (ii) solid, gaseous or liquid waste generation, handling, treatment, storage, disposal or transportation and (iii) exposure to hazardous, toxic or other substances alleged to be harmful. The term "Environmental Laws" includes, without limitation, (1) the terms and conditions of any license, permit, approval or other authorization by any governmental entity and (2) judicial, administrative or other regulatory decrees, judgments and orders of any governmental entity. The term "Environmental Laws" includes, but is not limited to the following statutes and the regulations promulgated thereunder: the Clean Air Act, 42 U.S.C. sec. 7401 et seq., the Clean Water Act, 33 U.S.C. sec. 1251 et seq., the Resource Conservation Recovery Act, 42 U.S.C. sec. 6901 et seq., the Superfund Amendments and Reauthorization Act, 42 U.S.C. sec. 11011 et seq., the Toxic Substances Control Act, 15 U.S.C. sec. 2601 et seq., the Water Pollution Control Act, 33 U.S.C. sec. 1251, et seq., the Safe Drinking Water Act, 42 U.S.C. sec. 300f et seq., the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. sec. 9601, et seq., and any state, county or local regulations similar thereto.

     The "Predecessor Retained Liabilities" means, and is limited solely to, (i) accounts payable relating to the business of Ercon that are reflected on the balance sheet of the Predecessor at the effective time of the Distribution, (ii) accounts payable reflected on the balance sheet of the Predecessor at the effective time of the Distribution and agreed to by EVI and (iii) the obligations of the Predecessor and Ercon that arise after the effective time of the Distribution (other than obligations relating to matters existing or occurring on or prior to the effective time of the Distribution and indemnification, warranty and product liability, wrongful death or property claims associated with actions or omissions prior to the effective time of the Distribution or any business conducted prior to the effective time of the Distribution), including those obligations set forth under the express terms of the contracts of the Predecessor relating to the operations of Ercon.

     "Waste Materials" means any (i) toxic or hazardous materials or substances,
(ii) solid wastes, including asbestos, polychlorinated biphenyls, mercury, buried contaminants, chemicals, flammable or explosive materials, (iii) radioactive materials, (iv) petroleum wastes and spills or releases of petroleum products and (v) any other chemical, pollutant, contaminant, substance or waste that is regulated by any governmental entity under any Environmental Law (as defined above).

LEGAL PROCEEDINGS

     Various legal proceedings and claims that arise in the ordinary course of business may be instituted or asserted against the Company relating to the Offshore Marine Services operations. Additionally, the Company may be subject to claims for indemnification by the Predecessor and EVI pursuant to the Company's indemnity obligations under the indemnities described above under "Distribution Agreement Obligation and Indemnities." Although the outcome of litigation cannot be predicted with certainty, management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company. The Company cannot predict whether any such claims may be made in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market under the symbol "GMRK." The following table sets forth the range of high and low sales prices for Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                                HIGH            LOW
                                                                ----            ---
May 1, 1997 (first post-Distribution trading day; "when
  issued" basis)............................................    $14 1/2         $13
Period ended June 30, 1997..................................    $26             $13
Quarter ended September 30, 1997............................    $35 1/4         $25 5/8
Quarter ended December 31, 1997.............................    $40 1/2         $25 1/2

     On March 10, 1998, the closing sale price of the Common Stock as reported by the Nasdaq National Market was $23 1/2 per share.

     As of March 10, 1998, there were 2,788 shareholders of record.

     The Company has not declared or paid any dividends during the past five years. The Company currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. The declaration of dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investees, financial requirements, general business conditions and other factors. Currently, four of the Company's subsidiaries, Gulf Offshore N.S. Ltd. (United Kingdom), Gulf Offshore Far East, Inc. (Panama), Gulf Offshore Marine International, Inc. (Panama) and Gulf Offshore Shipping Services, Inc. (Panama), are restricted under certain debt agreements from paying dividends to the Company without the lender's approval. These subsidiaries own 10 vessels currently operating in the North Sea and 10 vessels currently operating in Southeast Asia.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The Consolidated Financial Statements included herein, as well as the financial data presented in the table below, present the net assets and results of operations of Ercon and the common stock of EVI owned by the Predecessor as discontinued operations of the Company for all periods presented. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                                1997       1996       1995      1994       1993
                                                              --------   --------   --------   -------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues....................................................  $ 46,019   $ 34,749   $ 27,233   $27,692   $ 22,564
Direct operating expenses...................................    18,231     16,178     15,386    15,171     12,060
General and administrative expenses.........................     5,364      4,523      3,483     3,643      3,280
Depreciation and amortization...............................     6,711      5,013      5,472     5,065      3,752
                                                              --------   --------   --------   -------   --------
Operating income............................................    15,713      9,035      2,892     3,813      3,472
Gain on sale of vessel......................................        --         --         --       842         --
Interest expense, net.......................................    (3,819)    (3,467)    (2,613)   (2,179)    (2,047)
Other income (expense), net.................................       (73)       (86)       180       (12)        68
Income tax provision........................................    (3,626)    (1,839)       (91)     (981)      (534)
                                                              --------   --------   --------   -------   --------
Income from continuing operations...........................     8,195      3,643        368     1,483        959
Income (loss) from discontinued operations, net of taxes....      (648)     4,796     (2,270)      591      1,685
Loss on disposal of segment, net of taxes...................    (1,426)        --         --        --         --
                                                              --------   --------   --------   -------   --------
Net income (loss)...........................................  $  6,121   $  8,439   $ (1,902)  $ 2,074   $  2,644
                                                              ========   ========   ========   =======   ========
Earnings per share from continuing operations (basic).......  $   1.15   $   0.55   $   0.06   $  0.22   $   0.14
Weighted average common shares (basic)......................     7,155      6,676      6,644     6,640      6,624
Earnings per share from continuing operations
  (diluted)(a)..............................................  $   1.11   $   0.54   $   0.06   $  0.22   $   0.14
Weighted average common shares (diluted)(a).................     7,413      6,782      6,703     6,666      6,664
STATEMENT OF CASH FLOWS DATA:
Cash provided by (used in) operating activities
  of continuing operations..................................  $ 19,112   $  8,539   $  6,389   $ 5,448   $  2,653
Cash provided by (used in) investing activities.............   (37,218)   (24,493)   (15,093)     (258)   (16,836)
Cash provided by (used in) financing activities.............    28,658     17,894      9,567    (7,970)    12,810
Effect of exchange rate changes on cash.....................      (541)       924       (160)      124        (56)
OTHER DATA:
EBITDA(b)...................................................  $ 22,424   $ 14,048   $  8,364   $ 8,878   $  7,224
Cash dividends per share....................................        --         --         --        --         --
Total vessels in fleet(c)...................................        30         28         22        20         25
Average number of owned or chartered vessels(d).............      22.0       17.3       14.0      15.2       14.4

                                                                              AS OF DECEMBER 31,
                                                              ---------------------------------------------------
                                                                1997       1996       1995      1994       1993
                                                              --------   --------   --------   -------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 25,885   $ 17,234   $  5,136   $ 2,645   $  5,195
Vessels and equipment, net..................................   105,262     87,405     61,343    51,175     53,002
Net assets of discontinued operations(e)....................        --     14,837     19,275    23,512     23,569
Total assets including discontinued operations..............   154,661    131,307     94,179    87,821     90,727
Total assets excluding discontinued operations..............   154,661    116,470     74,904    64,309     67,158
Long-term debt(f)...........................................    42,918     50,811     33,600    26,727     30,169
Total stockholders' equity..................................    85,272     62,016     50,928    53,025     50,388
Total stockholders' equity excluding discontinued
  operations(g).............................................    85,272     47,179     31,653    29,513     26,819

---------------

(a)Earnings per share is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding.

(b)As used herein, EBITDA is operating income plus depreciation and amortization. EBITDA can be used by management of the Company as a supplemental financial measurement in the evaluation of its business and in establishing its capital budget and should not be considered as an alternative to net income, as an indicator of the operating performance of the Company, as an alternative to cash flows or as a measure of liquidity. Because EBITDA is not uniformly calculated among and across industry groups, this measure may not be comparable to similarly titled measures reported by other companies. EBITDA is presented here to provide additional information about the Company.

(c)Includes managed vessels in addition to those that are owned and chartered. See pages 8 and 9 for further information concerning the Company's fleet.

(d)Includes owned and chartered PSVs and AHTS vessels only. Adjusted for additions and dispositions occurring during each period. See pages 8 and 9 for further information concerning the Company's fleet.

(e)Reflects the financial statement information for the non-marine businesses of the Company's Predecessor.

(f)Excludes current portion of long-term debt.

(g)Discontinued operations were disposed of on May 1, 1997.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained herein. See also "Selected Consolidated Financial Data."

GENERAL

     The Company was incorporated on December 4, 1996 under the name of "New GulfMark, Inc.," a wholly owned subsidiary of the Predecessor. The Company was formed to facilitate the Predecessor's separation of its international Offshore Marine Services business from its only U.S. business operation, Ercon, and its large holding of common stock of EVI. In order to accomplish this separation, the Predecessor agreed to transfer the assets, liabilities and operations of its Offshore Marine Services business to the Company. On April 30, 1997, the Contribution occurred, and the Offshore Marine Services business was separated from the Predecessor through the distribution of all of the then outstanding common stock of the Company to the Predecessor's common stockholders in accordance with the Distribution Agreement. Following the Distribution, on May 1, 1997, a subsidiary of EVI was merged with and into the Predecessor, whose assets then consisted principally of Ercon and its investment in approximately
4.5 million shares of EVI common stock (adjusted to reflect EVI's 2 for 1 split in May 1997). Immediately after the Merger, the Predecessor ceased public trading of its common stock.

     In connection with the Distribution, two shares of the Company's Common Stock were issued for each share of the Predecessor common stock. Also, in connection with the Merger, the Predecessor's stockholders received shares of EVI common stock. See Note 1 to the Consolidated Financial Statements.

     The Company's operations currently consist of the Offshore Marine Services business, which represents over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor. Consequently, the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements included elsewhere herein, present the net assets and results of operations of Ercon and the common stock of EVI owned by the Predecessor as discontinued operations of the Company for all periods presented. See Notes 1 and 5 to the Consolidated Financial Statements.

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

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of one vessel operating in Brazil, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of 34 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Twenty-seven vessels in GulfMark's fleet are owned, two are bareboat chartered and five are managed. The two bareboat charters run through August 1998.

     The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter hire expense instead of depreciation expense, which is generally less than charter hire expense.

     In addition, the Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results, but management fees are included in operating revenues. These vessels, the Company's only crewboat and a standby rescue vessel that was chartered by the Company through December 31, 1996, have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable years.

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

     In addition to these variable costs, the Company incurs fixed charges related to the depreciation of its fleet and costs for routine drydock inspections and maintenance and repairs designed to ensure compliance with applicable regulations and to maintain certifications for its vessels with various international classification societies. Maintenance and repair expenses and marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over the period between such drydockings, typically two to three years.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the year ended December 31, 1997, the Company completed the drydocking of 14 vessels at an aggregate cost of $4.0 million, versus five vessels drydocked at an aggregate cost of $1.2 million in 1996 and six vessels at an aggregate cost of approximately $1.1 million in 1995.

     The Company contracted with a Norwegian shipyard in December 1994 for the construction of two UT 755 design PSVs for deployment in the North Sea. Delivery of the first vessel, the Highland Piper, was made on March 15, 1996. The second vessel, the Highland Drummer, was delivered January 3, 1997. The Company made the final payment on the Highland Piper and interim construction payments on the Highland Drummer (a total of $11.5 million) during 1996 and a final payment on the Highland Drummer of $12.9 million in 1997. Funding of $7.3 million in 1997 was provided by additional borrowings under existing credit facilities.

     On November 1, 1996, the Company entered into a contract with a Norwegian shipyard to construct the Highland Rover, an enhanced UT 755 design LgPSV, at a price of approximately $17.4 million denominated in Norwegian Kroner. This new vessel was delivered on March 7, 1998, and is chartered to operate in the growing demand for deepwater ROV support, standard supply duties and specialized services in the North Sea. The Company made interim construction payments of $2.5 million in 1997, and interim construction payments of $0.9 million in 1996. A final payment of $14.0 million was made on delivery. The Company financed the cost of the vessel through additional borrowings, proceeds from the August 1997 sale of the Company's Common Stock and existing funds.

     In April 1997, the Company acquired an unfinished supply vessel hull from a Singapore shipyard. In October, the hull was committed to a shipyard in England. The anticipated cost of completing the hull including the acquisition cost of the hull is approximately $15.1 million. A total of $7.2 million of the cost was incurred in 1997 with the balance to be paid in 1998, based on the completion of certain construction milestones. Delivery of the completed vessel is expected in October of 1998.

     In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels with Bender Shipbuilding and Repair Co., Inc. in Mobile, Alabama. The contract cost for the completion of each of these vessels is approximately $11.0 million. Delivery of the first vessel is expected in early 1999, and the second vessel is anticipated in mid-1999. The Company also has an option for the construction of two additional vessels. A total of $2.2 million was paid during 1997 related to these vessels, and an estimated $14.5 million is expected to be remitted in 1998 with the balance due in 1999.

     During 1997, the Company entered into an agreement to bareboat charter an AHTS from Sanko Shipping for a three-year period. The anticipated delivery date for this vessel is during the second quarter of 1998. Additionally, the Company has entered into agreements to bareboat charter two additional platform supply vessels from Sanko for similar three-year terms. These vessels are UT 755's similar to the Company's Highland Piper and Highland Drummer. Anticipated delivery for these two vessels is during the third quarter of 1998.

     In December 1995, the Company purchased the Atlantic Warrior (renamed the Highland Warrior), a 1981-built pipe carrier/PSV that had been bareboat chartered by the Company since July 1993, when the Company acquired the charter as part of its acquisition of BP Shipping's offshore assets.

     In August 1996, the Company purchased six offshore supply vessels in Southeast Asia from Maritime (Pte), Limited (the "Maritime Acquisition"). Funding for the Maritime Acquisition was provided through a new $7.0 million bank facility and a drawdown under existing loan facilities.

RESULTS OF OPERATIONS

     The table below sets forth, by region, the average day and utilization rates for the Company's PSVs and AHTS vessels and the average number of such vessels owned or bareboat chartered during the periods indicated. These vessels generate substantially all of the Company's revenues and operating profit. The information detailed below is utilized by the Company's management to evaluate the performance of the business.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Rates Per Day Worked(a)(b):
  North Sea Fleet(c).....................................  $9,930    $8,819    $7,840
  Southeast Asia Fleet(e)................................   3,986     3,347     3,146
Overall Utilization(a)(b):
  North Sea Fleet........................................    96.5%     95.1%     96.4%
  Southeast Asia Fleet(e)................................    75.2%     77.5%     80.5%
Average Owned or Chartered Vessels(a)(d):
  North Sea Fleet........................................     9.0       7.8       7.0
  Southeast Asia Fleet(e)................................    13.0       9.5       7.0
                                                           ------    ------    ------
          Total..........................................    22.0      17.3      14.0
                                                           ======    ======    ======

---------------

(a) Includes all owned or bareboat chartered PSVs and AHTS vessels. The Company's only crewboat and only standby rescue vessel (which was chartered until December 31, 1996) are excluded, as are all managed vessels.

(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total number of days worked divided by the total number of days in the period.

(c) Revenues for vessels in the North Sea fleet are earned in Sterling (L) and have been converted to U.S. Dollars ($) at the average exchange rate ($/L) for the periods indicated. The average exchange rates for the years ended December 31, 1997, 1996 and 1995 were L = $1.64, L = $1.56 and L = $1.58, respectively.

(d) Adjusted for vessel additions and dispositions occurring during each period.

(e)  Includes the vessel currently operating in Brazil.

 Comparison of the Fiscal Years Ended December 31, 1997 and December 31, 1996.

     The year ended December 31, 1997, included significant changes from the same period last year. Two large PSVs, the Highland Piper and the Highland Drummer, were purchased and added to the Company's North Sea fleet on March 15, 1996 and January 3, 1997, respectively. The Southeast Asia fleet operated with an additional six vessels for the full year compared to only five months in the previous year. Utilization rates in the North Sea remained high and there was an increase in day rates.

     Overall, revenues and earnings for the year ended December 31, 1997 increased sharply as compared to the year ended December 31, 1996. Income from continuing operations in 1997 was $8.2 million, or $1.11 per share (diluted), as compared to $3.6 million, or $0.54 per share (diluted), for 1996. Revenues in 1997 increased $11.3 million, or 32%, from the comparable period.

     One-half of the revenue increase and two-thirds of the earnings increase came from the North Sea fleet. In excess of 60% of the increase in revenue and one-third of the increased earnings were attributable to the additions of the Highland Piper in March 1996 and the Highland Drummer in January 1997. The balance of the increases came from broadly improved day rates in the region. The average day rate for the North Sea fleet was up approximately 13% from the prior year. The rate increases were caused by both improved market conditions, which accounted for 7% of the increase, and a favorable move in the Sterling to U.S. Dollar exchange rate, which accounted for the additional increase. The average utilization rate for the North Sea fleet increased from 95% in 1996 to 97% in 1997.

     In Southeast Asia, revenues increased approximately 65%, or $5.0 million, and vessel earnings increased more than 94%, or $3.1 million. The addition of six vessels in the Maritime Acquisition accounted for 62% of the earnings increases. In Southeast Asia, the fleet has seen increases in day rates throughout the year as well as improvements in utilization rates. Overall utilization in Southeast Asia was down moderately compared to 1996 because during the first quarter of 1997, management was unwilling to accept term charters at the prevailing market rates in that period preferring to operate the vessel on spot-market charters. The Company was anticipating an improving market. Beginning in the second quarter of 1997, rates in that region began to improve and term charters were accepted.

     The increase in general and administrative expenses of approximately $0.9 million was attributable to the addition of staff and related costs to support the increased size of the Company's Singapore operations and to provide additional support for construction and project work worldwide.

     Increases in depreciation of $1.7 million were related to the addition of the two new vessels in the North Sea and the six additional vessels in Southeast Asia. Interest expense increased due to debt incurred for the addition of the vessels indicated above. This increase was partially offset by increased capitalized interest related to the various vessels under construction. Interest rates during the two periods were not materially different. Additionally, the Company realized the benefits of increased interest income related to the proceeds from the Company's August 1997 equity offering.

     The Company reflected an operating loss from discontinued operations of $0.6 million, compared to a gain of $4.8 million in 1996. The loss in 1997 was primarily due to provisions for certain legal and tax issues related to Ercon's operations. The income reflected in 1996 included the gain of approximately $4.1 million from the sale of 300,000 shares of EVI, Inc. held by the Company.

  Comparison of the Fiscal Years Ended December 31, 1996 and December 31, 1995.

     The number of vessels in the fleet increased from 22 at December 31, 1995 to 28 at December 31, 1996. In March 1996, the Company took delivery of the Highland Piper, which was immediately chartered. In August 1996, the Company acquired six offshore supply vessels in Southeast Asia and, effective December 31, 1996, the Company terminated its bareboat charter of the standby rescue vessel, Atlantic Guardian, and returned it to its owner. In addition, the Company secured a management contract for the UT 755 Safe Truck, and the management contract for the Whalley Supporter was terminated. These changes brought the total fleet to 28 vessels at the end of 1996. Fourteen of the vessels were in the North Sea fleet, 13 were in the Southeast Asia fleet and one vessel was operating under a long-term charter offshore Brazil.

     Revenues and operating income for 1996 were $34.7 million and $9.0 million, respectively, compared to $27.2 million and $2.9 million, respectively, for 1995. The increased revenues were primarily attributable to the addition of the Highland Piper to the North Sea fleet, as well as sharply increased day rates in the North Sea. The rate increases were most notable late in the period for the Highland Pride and Highland Fortress. The addition of six vessels to the Company's Southeast Asia fleet in the Maritime Acquisition also contributed to the increase in revenue. Approximately 75% of the increase in earnings is attributable to the North Sea fleet, whose day rates increased sharply while utilization and operating costs per day remained stable. In addition, the acquisition of the Highland Warrior late in 1995 contributed significantly to earnings, while not materially increasing revenue, since it had been under charter to the Company since 1993. Although depreciation increased as a result of the acquisition of this vessel, the increase was more than offset by the elimination of the bareboat charter fee.

     The balance of the increase in earnings came from (i) the additions to the Southeast Asia fleet, (ii) increased utilization of the Seapower, which commenced a two-year charter in Brazil effective May 1995 (extended through May
1999) and (iii) increased utilization of the crewboat Searunner. The utilization rate for the Seapower increased to 100%, from 63% in 1995, and the utilization rate for the Searunner increased to 58%, from 39% in 1995. The average day rate for the Southeast Asia fleet for 1996 increased approximately 6% over the average rate for 1995, and the average operating costs per day decreased slightly, while utilization dropped to approximately 78% from the 1995 level of 81%. These averages include the vessel in Brazil but do not include the Company's only crewboat, the Searunner.

     The increase in general and administrative expenses of approximately $1.0 million was attributable to the addition of staff to support the increased size of the Company's Southeast Asia operations and to provide additional support for construction and project work Company-wide, as well as the generally increased level of activity.

     Earnings benefited from reduced depreciation rates resulting from the Company's change (effective January 1, 1996) in its estimate of vessel useful lives from 20 years to 25 years. The effect of this benefit on 1996 earnings was offset in Southeast Asia by increased depreciation associated with the 1996 Southeast Asia fleet additions and in the North Sea by increased depreciation associated with the addition of the Highland Piper and Highland Warrior.

     Interest expense, net of interest income, increased from $2.6 million in 1995 to $3.5 million in 1996 due to the overall increase in debt associated with the various vessel additions. These increases were partially offset by a decrease in average Sterling interest rates for the respective periods from 9.4% to 7.7%. At December 31, 1996, approximately 81% of the Company's debt was Sterling denominated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire or improve equipment and make other investments. Since its inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. Currently, the Company has significant lending relationships with two major European commercial banks. At December 31, 1997, the Company had outstanding debt of $53.4 million, which is borrowed under various facilities primarily with these banks. These facilities are secured by preferred ship mortgages on 19 of the Company's vessels and assignments of such vessels' earnings. Interest on the vessel borrowings accrues at rates between LIBOR plus 1% and LIBOR plus 1 5/8%. Interest on debt secured by the Company's Aberdeen, Scotland office accrues at LIBOR plus 2.25%. Debt repayments during 1997 totaled $12.7 million. Scheduled debt repayments related to this debt are expected to total $10.5 million for 1998. The loan facility agreements place certain restrictions on the ability of the subsidiaries to pay dividends. Cash held by these subsidiaries was $4.3 million as of December 31, 1997. In connection with the March 1998 delivery of the Highland Rover, the Company restructured its existing debt with one of the banks on June 11, 1997 by consolidating two facilities and increasing the facility amount by L9.0 million (approximately $14.8 million) for the final payment on the Highland Rover. The new debt bears interest at a rate of LIBOR plus 1%. Terms for the new facility require four quarterly principal payments of L0.57 million and 19 quarterly installments of L0.77 million. A final installment of L10.7 million is due at the end of the 24th quarter.

     In April 1997, the Company acquired an unfinished supply vessel hull from a Singapore shipyard. In October, the hull was committed to a shipyard in England. The anticipated cost of completing the hull including the acquisition cost of the hull is approximately $15.1 million. A total of $7.2 million of the cost was paid in 1997 from internal funds with the balance to be paid in 1998, based on the completion of certain construction milestones. Delivery of the completed vessel is expected in October of 1998.

     In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels with Bender Shipbuilding and Repair Co., Inc. in Mobile, Alabama. The contract cost for the completion of each of these vessels is approximately $11.0 million. Delivery of the first vessel is expected in early 1999, and the second vessel is anticipated in mid-1999. The Company also has an option for the construction of two additional vessels. A total of $2.2 million was paid out of existing funds during 1997 related to these vessels, and an estimated $14.5 million is expected to be remitted in 1998 with the balance due in 1999.

     In connection with the construction of the three vessels mentioned above the Company expects to fund the remaining payments through the use of internal funds and through the restructuring of its existing facilities or through the creation of new facilities secured by the vessels.

     On August 14, 1997, the Company closed its offering to sell 1,000,000 shares of its common stock. On August 22, 1997, the underwriters purchased an additional 125,000 shares of stock pursuant to their over allotment option. Total proceeds to the Company were $33.4 million, net of offering costs of $0.6 million.

     Net cash provided by operating activities of continuing operations was $19.1 million for the year ended December 31, 1997, as compared to $8.5 million for the same period in 1996. This increase resulted primarily from the increase in earnings.

     Net cash used in investing activities was $37.2 million and $24.5 million for the years ended December 31, 1997 and 1996, respectively. Each of these periods reflects significant vessel acquisitions. In 1996, the Company took delivery of the Highland Piper and six vessels from Maritime. In 1997, the Company took delivery of the Highland Drummer and made an $8.4 million investment in the common stock of Brovig Supply, ASA, a publicly traded Norwegian ship owning company. In February 1998, the Company completed the acquisition of 96.1% of all of the outstanding stock for a total cash investment of approximately $35.6 million. This acquisition was funded through a 9 month bridge facility with a bank totaling L10 million ($16.7 million) and from existing funds. Also during the year ended December 31, 1997, the Company experienced a higher level of expenditures related to an increase in the number of vessels that were drydocked from five in 1996 to fourteen in 1997.

     Net cash provided by financing activities was $28.7 million for the year ended December 31, 1997 and $17.9 million for the year ended December 31, 1996. Both periods included large inflows from financing transactions related to the vessel deliveries described above. 1997 included proceeds from the stock offering in August 1997, as well as partial financing related to the delivery of the Highland Drummer. In 1996, the Company took delivery of the Highland Piper, which was entirely funded with additional debt. In connection with the Brovig Supply acquisition above, in February the Company borrowed L10 million under a 9 month bridge facility. The Company anticipates repaying this facility in connection with the restructuring of its existing facilities and or the creation of new facilities related to that operation.

     Substantially all of the Company's tax provision is for deferred taxes. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

     The Company believes that the current reserves of cash and short term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements. However, the ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of the Company's operations. To the extent that internal sources are insufficient to meet those cash requirements, the Company intends to seek other debt or equity financing; however the Company can give no assurance that such other debt or equity financing would be available on terms acceptable to the Company.

CURRENCY FLUCTUATIONS AND INFLATION

     Substantially all of the operations of the Company are overseas, therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling and substantially all the operating costs are in Sterling. The North Sea fleet generated $31.7 million in revenues, $14.5 million in operating income and $12.4 million of cash flows from operations for the year ended December 31, 1997. In 1997 the Sterling/U.S. Dollar exchange rate ranged from a high of L = U.S.$1.70 to a low of L = U.S. $1.58 with an average of L = $1.64 for the year. As of March 10, 1998, the Sterling/U.S. Dollar exchange rate was L = U.S.$1.64.

     The Company reduces its exposure to currency fluctuations by arranging for the debt financing on, and operating expenses of, each vessel to be in the same currency in which the vessel's revenues will be earned. The effect on cash flows of these fluctuations in the Sterling/Dollar exchange rates is largely offset by the Sterling dominated borrowings which accounted for $43.8 million; or 80% of total debt as of December 31, 1997.

     Reflected in the accompanying balance sheet for December 31, 1997, is a $1.6 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of December 31, 1997 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by the Sterling denominated debt associated with the North Sea fleet.

     Historically, certain of the Company's Southeast Asia charters were denominated in Malaysian ringgits, as were a portion of its operating costs. Revenues fixed in this currency were approximately $1.1 million in 1997 and $1.6 million for 1996. Beginning in 1998, charters in Malaysia have been fixed in U.S.$ with a portion approximately equal to local expenses fixed in Malaysian ringgit. Malaysian currency rates had been relatively stable during most of this decade. Beginning in July 1997, most currencies in Southeast Asia began to weaken against the U.S. dollar. The Malaysian ringgit fell to as low as M$=U.S.$0.26 and was M$=U.S.$0.26 at December 31, 1997. Subsequent to year-end, the exchange rate has fallen to as low as M$=U.S.$0.21. For most of the decade prior to July 1997, the exchange rate stayed within 3% of M$=U.S.$0.40. The Company does not currently hedge this currency. Where currency risks are potentially high the Company accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which became effective December 15, 1997. SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") to require that the computations of primary and fully diluted EPS be replaced with computations of "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The statement requires restatement for all prior period EPS data presented. EPS calculated in accordance with SFAS No. 128 was not materially different for the periods presented.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income in the financial statements and will be effective for the Company beginning in 1998. At present, management believes that the adoption of this statement will result only in additional disclosures relating to fluctuations in the cumulative translation adjustment.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosures and will be effective for the Company beginning in 1998.

YEAR 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with routine version upgrades to its existing software, the Year 2000 problem will not pose significant operating problems for the Company's computer systems. However, if such upgrades are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

FORWARD-LOOKING STATEMENTS

     This Form 10-K, particularly the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and natural gas industry, ongoing capital expenditure require-ments, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, assumptions concerning competition and risks of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed within the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GulfMark Offshore, Inc.:

     We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc., a Delaware corporation (successor to GulfMark International, Inc., see Note 1 to the consolidated financial statements), and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfMark Offshore, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  Arthur Andersen LLP

Houston, Texas
February 23, 1998

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 25,885    $ 17,234
  Accounts receivable.......................................    10,505       8,939
  Prepaids and other........................................       633         675
                                                              --------    --------
          Total current assets..............................    37,023      26,848
NET ASSETS OF DISCONTINUED OPERATIONS.......................        --      14,837
VESSELS AND EQUIPMENT, at cost, net of accumulated
  depreciation of $23,641,000 in 1997 and $19,504,000 in
  1996......................................................   105,262      87,405
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY.....................     8,388          --
OTHER ASSETS................................................     3,988       2,217
                                                              --------    --------
                                                              $154,661    $131,307
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term
     debt...................................................  $ 10,506    $  9,341
  Accounts payable..........................................     3,839       1,931
  Other accrued liabilities.................................     3,261       1,628
                                                              --------    --------
          Total current liabilities.........................    17,606      12,900
LONG-TERM DEBT..............................................    42,918      50,811
DEFERRED TAXES AND OTHER....................................     8,255       5,079
MINORITY INTEREST...........................................       610         501
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 2,000,000 shares
     authorized; no shares issued...........................        --          --
  Common stock, $0.01 par value; 15,000,000 shares
     authorized; 7,915,962 and 6,679,904 shares issued and
     outstanding, respectively..............................        79          67
  Additional paid-in capital................................    60,487      26,793
  Retained earnings.........................................    26,271      36,676
  Cumulative translation adjustment.........................    (1,565)     (1,520)
                                                              --------    --------
          Total stockholders' equity........................    85,272      62,016
                                                              --------    --------
                                                              $154,661    $131,307
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997           1996           1995
                                                              ----------     ----------     ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES....................................................   $46,019        $34,749        $27,233
                                                               -------        -------        -------
COST AND EXPENSES:
  Direct operating expenses.................................    18,231         16,178         15,386
  General and administrative expenses.......................     5,364          4,523          3,483
  Depreciation and amortization.............................     6,711          5,013          5,472
                                                               -------        -------        -------
                                                                30,306         25,714         24,341
                                                               -------        -------        -------
OPERATING INCOME............................................    15,713          9,035          2,892
                                                               -------        -------        -------
OTHER INCOME (EXPENSES):
  Interest expense..........................................    (4,803)        (3,936)        (2,801)
  Interest income...........................................       984            469            188
  Minority interest.........................................      (109)           (86)           106
  Other.....................................................        36             --             74
                                                               -------        -------        -------
                                                                (3,892)        (3,553)        (2,433)
                                                               -------        -------        -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......    11,821          5,482            459
INCOME TAX PROVISION........................................     3,626          1,839             91
                                                               -------        -------        -------
INCOME FROM CONTINUING OPERATIONS...........................     8,195          3,643            368
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of taxes....      (648)         4,796         (2,270)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of taxes...    (1,426)            --             --
                                                               -------        -------        -------
NET INCOME (LOSS)...........................................   $ 6,121        $ 8,439        $(1,902)
                                                               =======        =======        =======
BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations.........................   $  1.15        $  0.55        $  0.06
  Income (loss) from discontinued operations, net of
     taxes..................................................     (0.09)          0.71          (0.35)
  Loss on disposal of discontinued operations, net of
     taxes..................................................     (0.20)            --             --
                                                               -------        -------        -------
  Net income (loss).........................................   $  0.86        $  1.26        $ (0.29)
                                                               =======        =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING (basic).................     7,155          6,676          6,644
                                                               =======        =======        =======
DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations.........................   $  1.11        $  0.54        $  0.06
  Income (loss) from discontinued operations, net of
     taxes..................................................     (0.09)          0.70          (0.34)
  Loss on disposal of discontinued operations, net of
     taxes..................................................     (0.19)            --             --
                                                               -------        -------        -------
  Net income (loss).........................................   $  0.83        $  1.24        $ (0.28)
                                                               =======        =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING (diluted)...............     7,413          6,782          6,703
                                                               =======        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                        COMMON
                                       STOCK AT    ADDITIONAL                    CUMULATIVE         TOTAL
                                       $0.01 PAR    PAID-IN        RETAINED      TRANSLATION    STOCKHOLDERS'
                                         VALUE      CAPITAL        EARNINGS      ADJUSTMENT        EQUITY
                                       ---------   ----------   --------------   -----------    -------------
                                                                       (IN THOUSANDS)
Balance at December 31, 1994.........   $    66     $26,593        $ 30,139        $(3,773)       $ 53,025
  Net loss...........................        --          --          (1,902)            --          (1,902)
  Issuance of common stock...........         1         177              --             --             178
  Translation adjustment.............        --          --              --           (373)           (373)
                                        -------     -------        --------        -------        --------
Balance at December 31, 1995.........        67      26,770          28,237         (4,146)         50,928
  Net income.........................        --          --           8,439             --           8,439
  Issuance of common stock...........        --          23              --             --              23
  Translation adjustment.............        --          --              --          2,626           2,626
                                        -------     -------        --------        -------        --------
Balance at December 31, 1996.........        67      26,793          36,676         (1,520)         62,016
  Net income.........................        --          --           6,121             --           6,121
  Issuance of common stock...........        12      33,694              --             --          33,706
  Disposition of discontinued
     operations (Note 5).............        --          --         (16,526)         1,086         (15,440)
  Translation adjustment.............        --          --              --         (1,131)         (1,131)
                                        -------     -------        --------        -------        --------
Balance at December 31, 1997.........   $    79     $60,487        $ 26,271        $(1,565)       $ 85,272
                                        =======     =======        ========        =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1996          1995
                                                              --------   --------------   --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  6,121      $  8,439      $ (1,902)
     (Income) loss from discontinued operations, net of
       taxes................................................       648        (4,796)        2,270
     Loss on disposal of discontinued operations, net of
       taxes................................................     1,426            --            --
                                                              --------      --------      --------
     Income from continuing operations......................     8,195         3,643           368
     Adjustments to reconcile income from continuing
       operations to net cash provided by continuing
       operations --
       Depreciation and amortization........................     6,711         5,013         5,472
       Deferred and other income tax provision..............     3,445         1,707           (18)
       Minority interest....................................       109            86          (106)
     Change in operating assets and liabilities --
       Accounts receivable..................................    (1,781)       (3,445)        1,020
       Inventory, prepaids and other........................        36           530           (85)
       Accounts payable.....................................     2,102         1,003            42
       Other accrued liabilities............................       258           595          (779)
       Other, net...........................................        37          (593)          475
                                                              --------      --------      --------
       Cash provided by continuing operations...............    19,112         8,539         6,389
       Cash flows from discontinued operations..............    (1,360)        9,234         1,788
                                                              --------      --------      --------
          Net cash provided by operating activities.........    17,752        17,773         8,177
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of vessels and equipment.........................   (24,863)      (23,263)      (14,121)
  Expenditures for drydocking and main engine overhaul......    (3,967)       (1,230)       (1,141)
  Investment in Brovig Supply...............................    (8,388)           --            --
  Proceeds from sales of equipment..........................        --            --           169
                                                              --------      --------      --------
          Net cash used in investing activities.............   (37,218)      (24,493)      (15,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt, net of direct financing costs.........     7,690        22,227        25,098
  Repayments of debt........................................   (12,738)       (4,356)      (15,709)
  Proceeds from issuance of stock, net of offering costs....    33,706            23           178
                                                              --------      --------      --------
          Net cash provided by financing activities.........    28,658        17,894         9,567
  Effect of exchange rate changes on cash...................      (541)          924          (160)
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     8,651        12,098         2,491
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    17,234         5,136         2,645
                                                              --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 25,885      $ 17,234      $  5,136
                                                              ========      ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of interest capitalized................  $  4,682      $  3,613      $  2,793
                                                              ========      ========      ========
  Income taxes paid.........................................  $    101      $    180      $    167
                                                              ========      ========      ========

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND ORGANIZATION:

     On April 30, 1997, the stockholders of GulfMark International, Inc., (the "Predecessor") approved a transaction (the "Contribution") to transfer the assets, liabilities and operations of its offshore marine services business (the "Marine Business") to GulfMark Offshore, Inc. ("GulfMark"), a new wholly owned subsidiary of the Predecessor. Immediately after the transfer of the Marine Business, the Predecessor completed a spin-off of GulfMark by distributing all of the common stock of GulfMark to the Predecessor's stockholders (the "Distribution"). Following the Distribution, on May 1, 1997, a subsidiary of Energy Ventures, Inc. (now known as EVI, Inc. ("EVI")) was merged (the "Merger") with and into the Predecessor, whose assets then consisted solely of the Predecessor's remaining active business, the erosion control business ("Ercon"), and the Predecessor's investment in approximately 4.5 million shares of EVI common stock (adjusted to reflect EVI's 2 for 1 split in May 1997).

     Although the separation of the Marine Business from the remainder of the operations of the Predecessor was structured as a "spin-off" of GulfMark for legal, tax and other reasons, GulfMark succeeded to certain important aspects of the Predecessor's business, organization and affairs, namely: (i) the Marine Business conducted by GulfMark, which consisted of over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor; (ii) each member of the Board of Directors of the Predecessor became a Director of GulfMark; (iii) GulfMark's management is substantially the same as the management of the Predecessor; and
(iv) GulfMark retained as its headquarters the former headquarters of the Predecessor. Consequently, the Consolidated Financial Statements present the net assets, results of operations and cash flows of Ercon and the EVI investment as discontinued operations. Reference is made to Note 5, "Discontinued Operations and Disposition of Assets."

     In connection with the Distribution, two shares of GulfMark common stock ($0.01 par value) were issued for each share of the Predecessor common stock ($1.00 par value). Also in connection with the Merger, the Predecessor stockholders received shares of EVI common stock. The total value of the EVI stock received by the Predecessor's stockholders was approximately $148 million in the aggregate. Subsequent to the Distribution and Merger, the stockholders' equity of GulfMark Offshore, Inc. relates solely to the shares of GulfMark common stock issued in the Distribution and represents the historical retained earnings of the Marine Business. Numbers of shares and per share information have been adjusted to reflect the Distribution.

     For purposes of these financial statements, "GulfMark" or the "Company" refers to the Predecessor and its subsidiaries prior to the Contribution, the Distribution and the Merger and to GulfMark Offshore, Inc. and its subsidiaries subsequent to the Contribution, the Distribution and the Merger.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     As of March 10, 1998, the Company operates 34 offshore support vessels, principally in the North Sea and Southeast Asia. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

  Principles of Consolidation

     The consolidated financial statements include the accounts of GulfMark and its majority owned subsidiaries. Investments in unconsolidated subsidiaries are accounted for on the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows.

  Liquidity

     The Company's management currently expects that its cash flow from operations in combination with cash on hand and other sources, including short-term loans, debt restructuring, new debt, new equity and/or by delaying a portion of planned capital or other expenditures will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt and other payment obligations.

  Vessels and Equipment

     Vessels and equipment is stated at cost, net of accumulated depreciation, which is provided by the straight-line method. Prior to January 1, 1996, vessels were depreciated over a useful life of 20 years. During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of 25 years for the Company's vessels was a better estimate than the 20 years used previously. Therefore, effective January 1, 1996, the estimated useful life was extended to 25 years. The impact of the change on net income for the year ended December 31, 1996, was an increase of approximately $1,202,000, or $0.18 per share (diluted). Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997, $249,000 was capitalized. In 1996 and 1995, no interest was capitalized as amounts were immaterial. Equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in the consolidated statements of income for 1997, 1996 and 1995 is $2,630,000, $1,920,000 and
$1,457,000, respectively, of costs for maintenance and repairs.

  Other Assets

     Other assets consist primarily of deferred drydocking costs and deferred loan costs. Costs incurred in connection with drydocking are capitalized and amortized over approximately a two to three year period, which approximates the period between required drydockings. Deferred loan costs are amortized over the expected term of the loan.

  Earnings (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS were replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated EPS for all periods presented. The details of the earnings per share

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES calculations for continuing operations for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands except per share data):

                                                              YEAR ENDED DECEMBER 31, 1997
                                                              -----------------------------
                                                                                  PER SHARE
                                                              INCOME    SHARES     AMOUNT
                                                              ------    ------    ---------
Income from continuing operations per share, basic..........  $8,195    7,155       $1.15
                                                                                    =====
Dilutive effect of common stock options.....................      --      258
                                                              ------    -----
Income from continuing operations per share, diluted........  $8,195    7,413       $1.11
                                                              ======    =====       =====

                                                              YEAR ENDED DECEMBER 31, 1996
                                                              -----------------------------
                                                                                  PER SHARE
                                                              INCOME    SHARES     AMOUNT
                                                              ------    ------    ---------
Income from continuing operations per share, basic..........  $3,643    6,676       $0.55
                                                                                    =====
Dilutive effect of common stock options.....................      --      106
                                                              ------    -----
Income from continuing operations per share, diluted........  $3,643    6,782       $0.54
                                                              ======    =====       =====

                                                              YEAR ENDED DECEMBER 31, 1995
                                                              -----------------------------
                                                                                  PER SHARE
                                                              INCOME    SHARES     AMOUNT
                                                              ------    ------    ---------
Income from continuing operations per share, basic..........  $  368    6,644       $0.06
                                                                                    =====
Dilutive effect of common stock options.....................      --       59
                                                              ------    -----
Income from continuing operations per share, diluted........  $  368    6,703       $0.06
                                                              ======    =====       =====

  Pending Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income in the financial statements and will be effective for the Company beginning in 1998. At present, management believes that the adoption of this statement will result only in additional disclosures relating to fluctuations in the cumulative translation adjustment.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosures and will be effective for the Company beginning in 1998.

  Revenue Recognition

     Revenues from charters for offshore marine services are recognized as earned based on contractual charter rates. Currently, charters terms range from several days to as much as five years in duration.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. SFAS No. 109 also requires that the likelihood and amount of future taxable income be included in the criteria used to

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements. The Marine Business has been included in consolidated federal income tax returns filed by the Predecessor. However, the tax expense reflected in the consolidated statements of income and the tax liabilities reflected in the consolidated balance sheets have been prepared on a separate return basis as though the Marine Business had filed stand-alone income tax returns, except for the utilization of net operating loss (NOL) carryforward benefits. These benefits have been allocated by the Predecessor to the Marine Business based on the Marine Business' pro rata share of the Predecessor's actual pre-tax financial statement earnings for each year. Had this allocation not been made, the pro forma income from continuing operations would have been $3,643,000 (unaudited) and $264,000 (unaudited) for the years ended December 31, 1996 and 1995, respectively.

Allocation of Shared Services

     Certain costs relating to the Company's general and administrative services (including management personnel who provide legal, tax, accounting, treasury, strategic planning and public policy services) have been directly charged to either continuing or discontinued operations based upon actual utilization or have been allocated based upon proportional operating expenses, number of employees, external revenues, average capital and/or average equity. The Company charges for services at fully distributed cost. The Marine Business' share of these direct and indirect allocations was $1,381,000 and $764,000 for the years ended December 31, 1996 and 1995, respectively. For the year ended December 31, 1997, no costs were allocated or charged to discontinued operations.

     Although management considers the above allocation methods to be reasonable, due to the relationship between the Marine Business and the Predecessor, the terms of some or all of the transactions and allocations discussed above may not necessarily be indicative of that which would have resulted had the Marine Business been a stand-alone entity. Had the Marine Business operated as a separate entity, management estimates that expense for the years ended December 31, 1996 and 1995, would have been $1,534,000 and $1,007,000, respectively.

Foreign Currency Translation

     Assets and liabilities of the Company's foreign affiliates, other than those located in highly inflationary countries, are translated at year-end exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of stockholders' equity, except for those associated with highly inflationary countries that are reported directly in the consolidated statements of income. Transaction gains and losses are reported directly in the consolidated statements of income.

Concentration of Credit Risk

     The Company extends credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 1997 and 1996, the Company had no allowance for doubtful accounts.

Reclassifications

     Certain reclassifications have been made to amounts previously reported to conform with the current year presentation.

(3) VESSEL ACQUISITIONS

     In November 1996 the Company entered into a contract with a Norwegian shipyard to construct an enhanced UT 755 design supply vessel at a price of approximately $17.4 million denominated in Norwegian Kroner. The new

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES vessel is a modified version of the Highland Piper and Highland Drummer which were delivered in 1996 and 1997, respectively. This vessel, delivered during the first quarter of 1998, will participate in the growing demand for deepwater remotely operated vehicle ("ROV") support, standard supply duties and specialized services in the North Sea. The Company made an interim construction payment of $2.5 million in 1997, and interim construction payments totaling $0.9 million for the year ended December 31, 1996. A final payment of $14.0 million (unaudited) was made on March 7, 1998, upon delivery of the vessel. The Company financed the cost of the vessel through additional borrowings, proceeds from the August 1997 sale of the Company's common stock and existing funds.

     In April 1997, the Company acquired an unfinished supply vessel hull from a Singapore shipyard. In October, the hull was committed to a shipyard in England. The anticipated cost of completing the hull including the acquisition cost of the hull is approximately $15.1 million. A total of $7.2 million of the cost was incurred in 1997 with the balance to be paid in 1998, based on the completion of certain construction milestones. Delivery of the completed vessel is expected in October of 1998.

     In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels with Bender Shipbuilding and Repair Co., Inc. in Mobile, Alabama. The contract cost for the completion of each of these vessels is approximately $11.0 million. Delivery of the first vessel is expected in early 1999, and the second vessel is anticipated in mid-1999. The Company also has an option for the construction of two additional vessels. A total of $2.2 million was paid during 1997 related to these vessels, and an estimated $14.5 million is expected to be remitted in 1998 with the balance due in 1999.

     Including the final payment on the Highland Rover, the total commitments related to the vessel additions described above is $36.4 million in 1998 and $5.3 million in 1999.

     In December 1994, the Company contracted with a shipyard in Norway for the construction of two new UT 755 design vessels for deployment in the North Sea. The first vessel, the Highland Piper, was delivered on March 15, 1996. The second vessel, the Highland Drummer, was delivered on January 3, 1997. Included in capital expenditures for the year ended December 31, 1996, is a total of $11,508,000 related to the final construction payment on the Highland Piper and interim construction payments on the Highland Drummer. Final payment of $12,850,000 was made in 1997 upon delivery of the Highland Drummer. Funding of $7,254,000 was provided through additional borrowings under existing credit facilities. In connection with the delivery of these two vessels, the Company received a subsidy from the Norwegian government equal to 9.5% of the gross construction price. The Company has accounted for subsidies as a reduction of the purchase price of the vessels.

     On August 2, 1996, the Company purchased six offshore supply vessels from Maritime (Pte), Limited, which operated in Southeast Asia. Funding for this acquisition was provided through a new $7.0 million bank facility and a drawdown available under existing facilities. The new facility requires 10 semiannual payments beginning in 1997.

     On December 21, 1995, the Company acquired the Highland Warrior, a 1981-built pipe carrier/PSV which had been bareboat chartered by the Company since July 1993. Included in capital expenditures for 1995 is $13.3 million related to interim construction payments on the Highland Piper and the purchase of the Highland Warrior.

(4) INVESTMENT IN BROVIG SUPPLY

     Beginning in the fourth quarter of 1997, the Company began acquiring shares of common stock in Brovig Supply, ASA, ("Brovig") a publicly traded ship-owning company in Norway. Brovig owns 5 vessels currently operating in the North Sea. As of December 31, 1997, the Company had acquired approximately 25% of the outstanding stock at a cost of approximately $8.4 million. For the year ended December 31, 1997, the Company's share of Brovig's earnings using the equity method of accounting was not material to the Company's consolidated results of operations. Subsequent to year-end, the Company made a public offer for the remaining shares of the common stock of Brovig in accordance with the regulations of the Oslo stock exchange. On February 10, 1998, the Brovig shareholders tendered shares such that the Company's percentage had increased to 96.1%. The Company has the right and obligation to acquire the remaining shares. The total expected purchase consideration of $73.0 million

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES consists consisted of cash provided from funds on hand, L10 million ($16.7 million) provided by a bank facility and the assumption of approximately NOK 277 million ($37.4 million)of debt. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values on the date of acquisition. On February 10, 1998, the Company changed its method of accounting for Brovig from the equity method to the consolidated method upon achieving effective control.

(5) DISCONTINUED OPERATIONS AND DISPOSITION OF ASSETS

     As discussed in Note 1, on May 1, 1997, GulfMark International, Inc. completed a spin-off of the Marine Business by distributing all of the common stock of its wholly owned subsidiary, GulfMark Offshore, Inc. to its stockholders. Immediately following the Distribution, GulfMark International, Inc., whose remaining assets consisted solely of Ercon and an investment of approximately 4.5 million shares of EVI common stock (the "Merged Assets"), merged with a subsidiary of EVI. Accordingly, for all periods presented in the accompanying financial statements, the financial position, results of operations and cash flows of the Merged Assets are reflected as discontinued operations. Summarized financial information of the discontinued operations is presented in the following tables:

NET ASSETS OF DISCONTINUED OPERATIONS (IN THOUSANDS):

                                                              AS OF DECEMBER 31,
                                                                     1996
                                                              ------------------
Current Assets..............................................       $  1,494
Investment in EVI...........................................         37,061
Other Non-Current Assets....................................            682
                                                                   --------
Total Assets................................................         39,237
Current Liabilities.........................................         (1,754)
Deferred Taxes & Other Non-Current Liabilities..............        (22,646)
                                                                   --------
Net Assets..................................................       $ 14,837
                                                                   ========

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (IN THOUSANDS):

                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                             1997          1996      1995
                                                        ---------------   -------   -------
                                                           (THROUGH
                                                        APRIL 30, 1997)
Operating Data:.......................................
  Revenues............................................      $1,066        $ 6,994   $ 8,844
  Direct operating expenses...........................         811          3,922     5,963
  Selling, general and administrative expenses........         932          2,068     2,323
                                                            ------        -------   -------
  Operating income (loss).............................        (677)         1,004       558
  Equity in earnings of EVI...........................          --             --       761
  Gain on sale of EVI shares..........................          --          6,264        --
  Income tax (expenses) benefit.......................          29         (2,472)   (3,589)
                                                            ------        -------   -------
  Income (loss) from discontinued operations, net of
     taxes............................................      $ (648)       $ 4,796   $(2,270)
                                                            ======        =======   =======

     In addition to the loss from discontinued operations, the Company's operating results for the year ended December 31, 1997 include a charge of $1.4 million, net of taxes, for expenses incurred in connection with the Merger. Certain liabilities associated with the Merged Assets of approximately $0.6 million were retained by the Company.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

(6) SHORT-TERM BORROWINGS

     On July 8, 1993, the Company entered into a one-year loan facility agreement with a bank under which the Company could borrow up to L3,300,000. This facility was renewed on each anniversary date. At December 31, 1996 and 1995 the Company had borrowings of L2,100,000 ($3,596,000) and L600,000
($932,000), respectively, under this facility. In connection with the sale of the Company's stock in August of 1997, (see Note 9) the Company repaid this facility.

(7) LONG-TERM DEBT

     The Company's long-term debt at December 31, 1997 and 1996, consisted of the following:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Revolving $18,505,000 credit facility (L8,750,000
  ($14,445,000) and $4,060,000 tranches); tranches reduced
  by L1,250,000 and $580,000, respectively, semiannually
  beginning December 31, 1996, with final payment due in
  2000; interest at 1 5/8% over the lending bank's LIBOR
  rate (8.9% as of December 31, 1997).......................  $18,505    $17,087
Loan facility payable in British Pound Sterling; quarterly
  principal payments of L570,000 ($941,000) beginning
  September 19, 1997; final payment of L5,455,000
  ($9,005,000) due June 19, 2003; interest at 1% over
  lending bank's LIBOR rate (8.8% as of December 31, 1997).
  Additional L9,000,000 ($14,857,000) available upon
  providing additional collateral...........................   28,765         --
Loan facility payable in British Pound Sterling; maximum of
  L380,000 ($627,000) for purchase and completion of
  Aberdeen office building; facility to be repaid in 120
  equal monthly payments upon completion of building;
  interest at 2.25% over lending bank's LIBOR rate (10.1% as
  of December 31, 1997).....................................      554         --
Loan facility payable in British Pound Sterling;
  restructured in 1997......................................       --     25,294
Loan facility payable in British Pound Sterling;
  restructured in 1997......................................       --      7,175
Revolving $5,600,000 credit facility; facility reduces by
  $700,000 semiannually beginning January 31, 1997, with
  final payment due in 2001; interest at 1 5/8% over the
  lending bank's LIBOR rate (7.6% as of December 31, 1997)..    5,600      7,000
                                                              -------    -------
                                                               53,424     56,556
Less: Current maturities of long-term debt..................   10,506      5,745
                                                              -------    -------
                                                              $42,918    $50,811
                                                              =======    =======

     Each of the above facilities is secured by mortgages on various vessels, as well as assignments of such vessels' earnings. The loan facility agreements restrict Gulf Offshore N.S. Ltd., Gulf Offshore Far East, Inc., Gulf Offshore Shipping Services, Inc. and Gulf Offshore Marine International, Inc., the subsidiaries that own the mortgaged vessels, from making dividends or other distributions to their parent without consent of the lenders. The amount of net assets restricted under these loan provisions was $59.0 million as of December 31, 1997, and includes cash and cash equivalents of $4.3 million.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     The following is a summary of scheduled debt maturities by year (in thousands):

1998........................................................  $10,506
1999........................................................   10,506
2000........................................................   13,150
2001........................................................    5,219
2002........................................................    3,819
Thereafter..................................................   10,224
                                                              -------
          Total.............................................  $53,424
                                                              =======

(8) COMMITMENTS AND CONTINGENCIES

     During 1997, the Company entered into an agreement to bareboat charter an anchor handling, towing, supply vessel from Sanko Shipping for a three-year period. The anticipated delivery date for this vessel is during the second quarter of 1998. Additionally, the Company has entered into agreements to bareboat charter two additional platform supply vessels from Sanko for similar three year terms. These vessels are UT 755's similar to the Company's Highland Piper and Highland Drummer. Anticipated delivery for these two vessels is during the third quarter of 1998.

     The Company's 51% owned company, SeaMark Ltd., has bareboat chartered certain vessels from the 49% owner, a U.S. owner/operator, at a combined rate of less than $2,000 per day.

     At December 31, 1997, the Company had long-term operating leases for office space and automobiles. Aggregate lease expense on operating leases for 1997, 1996 and 1995 was $423,000, $380,000 and $440,000, respectively. Future minimum rental commitments under these operating leases are as follows (in thousands):

1998........................................................  $329
1999........................................................   257
2000........................................................   123
2001........................................................    68
2002........................................................     5
Thereafter..................................................    --
                                                              ----
          Total.............................................  $782
                                                              ====

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     In connection with the transactions described in Note 1, the Company has agreed to indemnify EVI and certain of their affiliates against liabilities for claims and litigation relating to periods prior to May 1, 1997. The Company has established accruals which it believes to be adequate to cover such claims, and believes that claims, if any, will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(9) STOCKHOLDERS' EQUITY

  Issuance of Stock

     In August 1997, the Company closed an offering to sell 1,125,000 shares of common stock (including the underwriters' overallotment). Total proceeds to the Company were $33.4 million net of offering cost of $0.6 million. Additionally, the Company received approximately $0.3 million in proceeds from the exercise of stock options.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

  Stock Options and Stock Option Plans

     As part of the Contribution and Distribution, the Company assumed the obligations of the Predecessor under its various Stock Option Plans. Additionally, as discussed in Note 1, in conjunction with the Distribution, two shares of GulfMark Offshore, Inc.'s common stock were issued for each share of the Predecessor's common stock. Accordingly, the total number of shares under option agreements has been modified and all references to shares in these financial statements have been adjusted. Furthermore, in connection with these transactions, optionees were entitled to an adjustment in the number of shares under their agreements in order to preserve the intrinsic value of the options prior to these transactions. After the adjustment, the ratio of the exercise to fair market value of the shares and the total intrinsic value was the same as before these transactions. Accordingly, no compensation expense was recognized. The table below reflects the adjustment as a cancellation of the existing options and a reissue of adjusted options.

     Under the terms of the Company's Amended and Restated 1993 Non-Employee Director Stock Option Plan (the "Director Plan"), options to purchase 10,000 shares of Common Stock were granted to each of the Company's five non-employee directors in 1993 and 1996. Additionally, options to purchase 10,000 shares of Common Stock are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. In May 1996, the number of shares reserved for issuance under this Plan was increased from 100,000 to 400,000. The options are for a term of ten years.

     Under the terms of the Company's 1987 Employee Stock Option Plan (the "Employee Plan"), options were granted to employees to purchase Common Stock at specified prices. The Employee Plan also provides for stock appreciation rights ("SARS") that give the optionee the right, subject to certain conditions, to surrender an option and receive cash and/or shares of Common Stock having a value equal to the appreciation from date of grant of such option. On May 20, 1997, the Employee Plan expired and therefore as of December 31, 1997, no additional shares were reserved for granting of options under this plan.

                                                  1997                  1996                 1995
                                           -------------------   ------------------   ------------------
                                                      WEIGHTED             WEIGHTED             WEIGHTED
                                                      AVERAGE              AVERAGE              AVERAGE
                                                      EXERCISE             EXERCISE             EXERCISE
                                            SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                           --------   --------   -------   --------   -------   --------
Outstanding at beginning of year.........   217,200    $ 9.48    140,000    $ 6.50    169,934    $6.40
Cancelled................................  (217,200)     9.48         --        --         --       --
Option Adjustment........................   533,635      3.86         --        --         --       --
Granted..................................    50,000     13.75     84,000     13.94         --       --
Exercised................................  (111,058)     3.23     (6,800)     3.34    (29,934)    5.94
                                           --------              -------              -------
Outstanding at end of year...............   472,577    $ 5.05    217,200    $ 9.48    140,000    $6.50
                                           ========              =======              =======
Weighted average fair value of options
  granted during the year................              $ 4.32               $ 3.06                 N/A
Exercisable as of December 31, 1997................................................   367,220
Shares available for future grants as of December 31, 1997.........................   154,310

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                                          WEIGHTED
                                                                          NUMBER          AVERAGE
RANGE OF EXERCISE PRICES                                                OUTSTANDING    EXERCISE PRICE
------------------------                                                -----------    --------------
  $1.32 to $3.10......................................................    241,265          $ 2.75
  $5.37 to $7.94......................................................     181,312         $ 5.71
  $13.75..............................................................      50,000         $13.75
                                                                          -------
                                                                          472,577          $ 5.05
                                                                          =======

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     Historically, the Company has used stock options as a long-term incentive for its employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), no compensation expense has been recognized in the accompanying financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by APB No. 25. The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options. In accordance with APB No. 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense has been recognized in the accompanying financial statements.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair-value method described above. No fair-value calculations are required for 1995 as there were no options issued during that period. The fair value for the 1997 and 1996 options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, respectively: Risk-free interest rates of 5.25% and 5.0%; a weighted average volatility factor of the expected market price of the Company's stock of .23 and .14; no expected dividends; and weighted average expected option lives of 5 and 4 years.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted after 1994 are required to be considered in the pro forma calculations.

                                                  1997                       1996
                                        ------------------------   ------------------------
                                        AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                        -----------   ----------   -----------   ----------
Income from continuing operations.....  $8,195,000    $8,118,000   $3,643,000    $3,554,000
Net income............................   6,121,000     6,044,000    8,439,000     8,350,000
Earnings per common share from
  continuing operations (basic).......  $     1.15    $     1.13   $     0.55    $     0.53
Earnings per common share (basic).....        0.86          0.84         1.26          1.25
Earnings per common share from
  continuing operations (diluted).....  $     1.11    $     1.10   $     0.54    $     0.52
Earnings per common share (diluted)...        0.83          0.82         1.24          1.23

  Preferred Stock

     The Company is authorized by its Certificate of Incorporation to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

(10) INCOME TAXES

     Income from continuing operations before income taxes attributable to domestic and foreign operations was (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              1997       1996     1995
                                                             -------    ------    ----
U.S........................................................  $  (528)   $ (498)   $371
Foreign....................................................   12,349     5,980      88
                                                             -------    ------    ----
                                                             $11,821    $5,482    $459
                                                             =======    ======    ====

     The components of GulfMark Offshore, Inc.'s tax provisions attributable to income from continuing operations are as follows as of December 31, (in thousands):

                                         1997                          1996                          1995
                              ---------------------------   ---------------------------   --------------------------
                                        DEFERRED                      DEFERRED                      DEFERRED
                                          AND                           AND                           AND
                              CURRENT    OTHER     TOTAL    CURRENT    OTHER     TOTAL    CURRENT    OTHER     TOTAL
                              -------   --------   ------   -------   --------   ------   -------   --------   -----
U.S. .......................   $ --      $  691    $  691    $ --      $   --    $   --    $ --       $ --      $--
Foreign.....................    181       2,754     2,935     132       1,707     1,839     109        (18)      91
                               ----      ------    ------    ----      ------    ------    ----       ----      ---
                               $181      $3,445    $3,626    $132      $1,707    $1,839    $109       $(18)     $91
                               ====      ======    ======    ====      ======    ======    ====       ====      ===

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 1997 and 1996:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets --
  Net operating loss carryforwards..........................  $  7,958    $  8,668
  Non-deductible accruals...................................     2,506       1,381
  Foreign tax credits.......................................        --         224
  Alternative minimum tax credits...........................        --         597
  Other tax credits.........................................        --         175
  Valuation allowance.......................................      (622)       (267)
                                                              --------    --------
                                                                 9,842      10,778
                                                              --------    --------
Deferred tax liabilities --
  Depreciation..............................................   (15,465)    (12,866)
  Foreign income not currently recognizable.................      (911)     (1,017)
  Other.....................................................      (529)       (301)
                                                              --------    --------
                                                               (16,905)    (14,184)
                                                              --------    --------
          Net deferred tax liability........................  $ (7,063)   $ (3,406)
                                                              ========    ========

                                                              1997     1996     1995
                                                              -----    -----    -----
U.S. federal statutory income tax rate......................   34.0%    34.0%    34.0%
Effect of international operations..........................   (3.3)    (0.5)     8.4
Utilization of U.S. net operating loss carryforwards........     --       --    (22.6)
                                                              -----    -----    -----
                                                               30.7%    33.5%    19.8%
                                                              =====    =====    =====

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                                                              AMOUNT     EXPIRATION
                                                              -------    ----------
U.S. tax purposes --
  Net operating losses......................................  $ 1,797       2012
Foreign tax purposes --
  Net operating losses......................................  $22,264    Indefinite

(11) UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the two years ended December 31, 1997, are as follows (in thousands except for per share amounts):

                                                                       QUARTER
                                                       ----------------------------------------
                                                        FIRST     SECOND      THIRD     FOURTH
                                                       -------    -------    -------    -------
1997
  Revenues...........................................  $ 9,679    $11,352    $12,642    $12,346
  Operating income...................................    2,492      3,699      4,839      4,683
  Income from continuing operations
     Income..........................................    1,044      1,670      2,626      2,855
     Per share (basic)...............................     0.16       0.25       0.36       0.36
     Per share (diluted).............................     0.15       0.24       0.35       0.35
  Net income (loss)
     Income (loss)...................................   (1,030)     1,670      2,626      2,855
     Per share (basic)...............................    (0.15)      0.25       0.36       0.36
     Per share (diluted).............................    (0.15)      0.24       0.35       0.35
1996
  Revenues...........................................  $ 6,623    $ 7,870    $ 9,204    $11,052
  Operating income...................................      903      1,938      2,731      3,463
  Income from continuing operations
     Income..........................................      210        722      1,158      1,553
     Per share (basic)...............................     0.03       0.11       0.17       0.23
     Per share (diluted).............................     0.03       0.11       0.17       0.23
  Net income
     Income..........................................       47        756      5,711      1,925
     Per share (basic)...............................     0.01       0.11       0.86       0.29
     Per share (diluted).............................     0.01       0.11       0.84       0.28

(12) OPERATING SEGMENT INFORMATION

  Business Segments

     The operations of GulfMark Offshore, Inc. are contained in a single business segment -- offshore marine services. The business operated 34 offshore support vessels as of March 10, 1998, principally in the North Sea and Southeast Asia. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

  Geographic Regions

     Information by geographical area is based on the location where services were performed. Operating income represents revenues less operating expenses and is not reduced for interest expense and income taxes. General

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES corporate expenses incurred in the United States have not been allocated to foreign operations for purposes of this disclosure.

                                                  EUROPE
                                      UNITED    (PRIMARILY               BRAZIL
                                      STATES      U.K.)      FAR EAST   AND OTHER    TOTAL
                                      -------   ----------   --------   ---------   --------
                                                          (IN THOUSANDS)
1997 --
  Revenues..........................  $    --    $29,132     $15,365     $1,522     $ 46,019
  Operating income (loss)...........   (2,860)    13,319       4,938        316       15,713
  Identifiable assets...............   30,286     95,989      27,448        938      154,661
1996 --
  Revenues..........................  $    --    $25,552     $ 7,732     $1,465     $ 34,749
  Operating income (loss)...........   (2,513)     9,813       1,473        262        9,035
  Identifiable assets...............    6,574     85,036      23,805      1,055      116,470
1995 --
  Revenues..........................  $    --    $20,176     $ 6,142     $  915     $ 27,233
  Operating income (loss)...........   (1,564)     4,027         639       (210)       2,892
  Identifiable assets...............    2,153     60,318      10,939      1,494       74,904

  Major Customers

     For the years ended December 31, 1997, 1996 and 1995, GulfMark Offshore, Inc. had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on the Company's financial condition and results of operations until new charters are obtained.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Customer A..................................................   16.5%    15.4%    15.2%
Customer B..................................................   15.4%    14.2%     <10%
Customer C..................................................   13.2%     <10%    12.9%
Customer D..................................................    <10%     <10%    12.9%

                                   SCHEDULE I
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            GULFMARK OFFSHORE, INC.
                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $21,561    $ 6,087
  Prepaids and other........................................      408        458
  Investment in Brovig......................................    8,388         --
                                                              -------    -------
          Total current assets..............................  $30,357    $ 6,545
INVESTMENTS IN SUBSIDIARIES.................................   43,877     35,479
NET ASSETS OF DISCONTINUED OPERATIONS.......................       --     14,837
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $558,000 in 1997 and $503,000 in 1996.....      522        553
ACCOUNTS AND NOTES RECEIVABLE FROM SUBSIDIARIES.............   14,521      6,148
OTHER ASSETS................................................       29         22
                                                              -------    -------
                                                              $89,306    $63,584
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $ 3,002    $ 1,058
DEFERRED TAXES AND OTHER....................................    1,032        510
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 2,000,000 shares
     authorized; no shares issued and outstanding...........       --         --
  Common stock, $0.01 par value; 15,000,000 shares
     authorized; 7,915,962 and 6,679,904 shares issued and
     outstanding, respectively..............................       79         67
  Additional paid-in capital................................   60,487     26,793
  Retained earnings.........................................   26,271     36,676
  Cumulative translation adjustment.........................   (1,565)    (1,520)
                                                              -------    -------
          Total stockholders' equity........................   85,272     62,016
                                                              -------    -------
                                                              $89,306    $63,584
                                                              =======    =======

    The accompanying notes are an integral part of these condensed financial statements.

                            GULFMARK OFFSHORE, INC.
                             (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
REVENUES....................................................  $ 1,223    $ 1,223    $ 1,582
                                                              -------    -------    -------
COST AND EXPENSES:
  Direct operating expenses.................................       16         78         91
  Selling, general and administrative expenses..............    2,461      2,208      1,875
                                                              -------    -------    -------
                                                                2,477      2,286      1,966
                                                              -------    -------    -------
OPERATING LOSS..............................................   (1,254)    (1,063)      (384)
                                                              -------    -------    -------
OTHER INCOME (EXPENSES):
  Equity in earnings of subsidiaries........................    9,415      4,411        164
  Interest income...........................................      727        242        568
  Other, net................................................       (1)        --         71
                                                              -------    -------    -------
                                                               10,141      4,653        803
                                                              -------    -------    -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......    8,887      3,590        419
INCOME TAX (PROVISION) BENEFIT..............................     (692)        53        (51)
                                                              -------    -------    -------
INCOME FROM CONTINUING OPERATIONS...........................    8,195      3,643        368
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of taxes....     (648)     4,796     (2,270)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of taxes...   (1,426)        --         --
                                                              -------    -------    -------
NET INCOME (LOSS)...........................................  $ 6,121    $ 8,439    $(1,902)
                                                              =======    =======    =======
BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations.........................  $  1.15    $  0.55    $  0.06
  Income (loss) from discontinued operations, net of
     taxes..................................................    (0.09)      0.71      (0.35)
  Loss on disposal of discontinued operations, net of
     taxes..................................................    (0.20)        --         --
                                                              -------    -------    -------
  Net income (loss).........................................  $  0.86    $  1.26    $ (0.29)
                                                              =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING (basic).................    7,155      6,676      6,644
                                                              =======    =======    =======
DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations.........................  $  1.11    $  0.54    $  0.06
  Income (loss) from discontinued operations, net of
     taxes..................................................    (0.09)      0.70      (0.34)
  Loss on disposal of discontinued operations, net of
     taxes..................................................    (0.19)        --         --
                                                              -------    -------    -------
  Net income (loss).........................................  $  0.83    $  1.24    $ (0.28)
                                                              =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING (diluted)...............    7,413      6,782      6,703
                                                              =======    =======    =======

    The accompanying notes are an integral part of these condensed financial statements.

                            GULFMARK OFFSHORE, INC.
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                             COMMON
                                            STOCK AT     ADDITIONAL                 CUMULATIVE         TOTAL
                                            $0.01 PAR     PAID-IN      RETAINED    TRANSLATION     STOCKHOLDERS'
                                              VALUE       CAPITAL      EARNINGS     ADJUSTMENT        EQUITY
                                            ---------    ----------    --------    ------------    -------------
                                                                       (IN THOUSANDS)
Balance at December 31, 1994..............   $    66      $26,593      $ 30,139      $(3,773)        $ 53,025
  Net loss................................        --           --        (1,902)          --           (1,902)
  Issuance of common stock................         1          177            --           --              178
  Translation adjustment..................        --           --            --         (373)            (373)
                                             -------      -------      --------      -------         --------
Balance at December 31, 1995..............        67       26,770        28,237       (4,146)          50,928
  Net income..............................        --           --         8,439           --            8,439
  Issuance of common stock................        --           23            --           --               23
  Translation adjustment..................        --           --            --        2,626            2,626
                                             -------      -------      --------      -------         --------
Balance at December 31, 1996..............        67       26,793        36,676       (1,520)          62,016
  Net income..............................        --           --         6,121           --            6,121
  Issuance of common stock................        12       33,694            --           --           33,706
  Disposition of discontinued
     operations...........................        --           --       (16,526)       1,086          (15,440)
  Translation adjustment..................        --           --            --       (1,131)          (1,131)
                                             -------      -------      --------      -------         --------
Balance at December 31, 1997..............   $    79      $60,487      $ 26,271      $(1,565)        $ 85,272
                                             =======      =======      ========      =======         ========

    The accompanying notes are an integral part of these condensed financial statements.

                            GULFMARK OFFSHORE, INC.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operations...................  $ (1,333)   $ 8,783    $ 1,988
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and advances to subsidiaries, net...........    (8,487)    (4,315)    (1,126)
  Purchase of property and equipment, net...................       (24)       (23)       115
  Investment in Brovig Supply ASA...........................    (8,388)        --         --
                                                              --------    -------    -------
Net cash used in investing activities.......................   (16,899)    (4,338)    (1,011)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and other, net.....................    33,706         23        178
                                                              --------    -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    15,474      4,468      1,155
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...................................................     6,087      1,619        464
                                                              --------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 21,561    $ 6,087    $ 1,619
                                                              ========    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $     --    $    --    $    --
  Income taxes paid.........................................        --        479         --

    The accompanying notes are an integral part of these condensed financial statements.

                            GULFMARK OFFSHORE, INC.
                             (PARENT COMPANY ONLY)

           NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The nature and location of the Company's operations is discussed in Note 12 as well as in Part I. Item I -- Business.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

     U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying Condensed Balance Sheets and Condensed Statements of Cash Flows.

VESSELS AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is provided by the straight-line method. Prior to January 1, 1996 vessels were depreciated over a useful life of 20 years. During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of 25 years for its vessels was a better estimate than the 20 years used previously. Therefore, effective January 1, 1996, the estimated useful life was extended to 25 years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life.

EARNINGS (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS were replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated EPS for all periods presented.

REVENUE RECOGNITION

     Revenues from charters for offshore marine services are recognized as earned based on contractual charter rates.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in

                            GULFMARK OFFSHORE, INC.
                             (PARENT COMPANY ONLY)

   NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT -- (CONTINUED)

the years in which the differences are expected to reverse. SFAS No. 109 also requires that the likelihood and amount of future taxable income be included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to amounts previously reported to conform with the current year presentation.

(2) CASH DIVIDENDS PAID BY SUBSIDIARIES

     Cash dividends from unconsolidated subsidiaries for 1997, 1996 and 1995 were not significant, and the Company's consolidated subsidiaries have not paid any cash dividends during the three most recent years. Certain loan facility agreements entered into by the Company's subsidiaries restrict the amount of distributions that can be made. The amount of net assets that is subject to such restrictions is $59.0 million as of December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(1)

ITEM 11. EXECUTIVE OFFICER COMPENSATION(1)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(1)
---------------

(1) The information required by ITEMS 10, 11, 12 and 13 will be included in the Company's definitive proxy statements to be filed with the Securities and Exchange Commission within 120 days of the close of its fiscal year and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     (1) and (2) Financial Statements and Financial Statement Schedules.

     Consolidated Financial Statements and related Schedule I of the Company are included in Item 8 (Consolidated Financial Statements and Supplementary Data). All other schedules for the Company have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

     (3) Exhibits

                                                                           INCORPORATED BY REFERENCE FROM THE
EXHIBITS                           DESCRIPTION                                    FOLLOWING DOCUMENTS
--------                           -----------                             ----------------------------------
  3.1      -- Certificate of Incorporation.............................  Form S-4, Registration No. 333-24141
  3.2      -- Certificate of Amendment to Certificate of
             Incorporation.............................................  Form S-4, Registration No. 333-24141
  3.3      -- Bylaws...................................................  Form S-4, Registration No. 333-24141
  4.1      -- See Exhibit Nos. 3.1 and 3.2 for provisions of the
             Certificate of Incorporation and By-laws of the Company
             defining the rights of the holders of Common Stock........  Form S-4, Registration No. 333-24141
  4.2      -- Specimen Certificate for the Company's Common Stock,
             $0.01 par value...........................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.1      -- GulfMark International, Inc. 1987 Stock Option Plan.*....  Form S-4, Registration No. 333-24141
 10.2      -- Amendment to the GulfMark International, Inc. 1987 Stock
             Option Plan*..............................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.3      -- GulfMark Offshore, Inc. Instrument of Assumption and
             Adjustment (GulfMark International, Inc. 1987 Stock Option
             Plan).*...................................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.4      -- Form of Incentive Stock Option Agreement (GulfMark
             International, Inc. 1987 Stock Option Plan).*.............  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.5      -- Form of Amendment No. 1 to Incentive Stock Option
             Agreement (GulfMark International, Inc. 1987 Stock Option
             Plan, as amended).*.......................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.6      -- Form of Incentive Stock Option Agreement (GulfMark
             Offshore, Inc. 1987 Stock Option Plan).*..................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.7      -- GulfMark International, Inc., Amended and Restated 1993
             Non-Employee Director Stock Option Plan*..................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.8      -- Amendment No. 1 to the GulfMark International, Inc.
             Amended and Restated 1993 Non-Employee Director Stock
             Option Plan.*.............................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.9      -- GulfMark Offshore, Inc. Instrument of Assumption and
             Adjustment (GulfMark International, Inc. Amended and
             Restated 1993 Non-Employee Director Stock Option
             Plan).*...................................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.10     -- Form of Stock Option Agreement (GulfMark International,
             Inc. Amended and Restated 1993 Non-Employee Director Stock
             Option Plan).*............................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.11     -- Form of Amendment No. 1 to Stock Option Agreement
             (GulfMark International, Inc. Amended and Restated 1993
             Non-Employee Director Stock Option Plan).*................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.12     -- Form of Stock Option Agreement (GulfMark Offshore, Inc.
             1993 Non-Employee Director Stock Option Plan).*...........  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.13     -- GulfMark Offshore, Inc. Instrument of Assumption and
             Adjustment (GulfMark International, Inc. Director Stock
             Option Agreements).*......................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997

                                                                           INCORPORATED BY REFERENCE FROM THE
EXHIBITS                           DESCRIPTION                                    FOLLOWING DOCUMENTS
--------                           -----------                             ----------------------------------
 10.14     -- Form of Stock Option Agreement (GulfMark International,
             Inc. Director Stock Options).*............................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.15     -- Form of Amendment No. 1 to Stock Option Agreement
             (GulfMark International, Inc. Director Stock Options).*...  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.16     -- Agreement dated October 20, 1995 Amending and Restating the $5,800,000 and GBP 9,400,000 Loan Facility Agreement
             dated July 8, 1993, made by and between The Chase
             Manhattan Bank, N.A. and GulfMark North Sea Limited, Gulf
             Offshore Marine International, Inc., Gulf Offshore N.S.
             Limited and Gulf Offshore Far East, Inc...................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.17     -- Loan Facility Agreement dated as of July 26, 1996, made between The Chase Manhattan Bank, Chase Manhattan
             International Limited, as Agent, Gulf Offshore Shipping
             Services, Inc., GulfMark International, Inc., GulfMark
             North Sea Limited and Gulf Offshore Marine International,
             Inc.......................................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.18     -- Agreement Amending and Restating the GBP 3,300,000 Loan
             Facility dated July 8, 1993, made by The ChaseManhattan
             Bank, N.A. and GulfMark North Sea Limited, Gulf Offshore
             Marine International, Inc., Gulf Offshore N.S. Limited and
             Gulf Offshore Far East, Inc.*.............................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.19     -- Agreement amending Loan Facility dated July 8, 1993 as
             amended by an amendment and restatement agreement dated
             May 20, 1994 (GBP3,300,000 facility)......................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.20     -- Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and The Chase Manhattan
             Bank, GulfMark North Sea Limited, Gulf Offshore Marine
             International, Inc., to that certain GBP3,300,000 Facility
             Agreement dated October 20, 1995 Amending and Restating
             the Loan Facility Agreement dated July 8, 1993............  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.21     -- Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and Chase Manhattan
             International Limited, as Agent, The Chase Manhattan Bank,
             Gulf Offshore Shipping Services, Inc., GulfMark
             International, Inc., GulfMark North Sea Limited and Gulf
             Offshore Marine International, Inc. relating to a U.S.
             $7,000,000 Credit Facility Agreement dated July 8,
             1993......................................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.22     -- Deed of Release and Substitution dated April 30, 1997 by and among GulfMark Offshore, Inc. and Chase Manhattan
             International Limited, as Agent, The Chase Manhattan Bank,
             The Governor and Company of the Bank of Scotland, GulfMark
             North Sea Limited, Gulf Offshore Marine International,
             Inc., Gulf Offshore N.S. Limited, and Gulf Offshore Far
             East, Inc. relating to a U.S. $5,800,000 and GBP9,400,000
             Syndicated Loan Facility dated July 8, 1993 as most
             recently amended and restated by an Agreement dated
             October 20, 1995..........................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997

                                                                           INCORPORATED BY REFERENCE FROM THE
EXHIBITS                           DESCRIPTION                                    FOLLOWING DOCUMENTS
--------                           -----------                             ----------------------------------
 10.23     -- Loan Agreement dated as of June 11, 1997, made by and
             between Christiania Bank og Kreditkasse ASA and Gulf
             Offshore N.S. Limited.....................................  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.24     -- Tax Allocation and Indemnification Agreement dated April
             30, 1997 made by and among GulfMark International, Inc.,
             GulfMark Offshore, Inc. and Energy Ventures, Inc..........  Form S-1, Registration No. 333-31139
                                                                         July 11, 1997
 10.25     -- Floating Rate Bridge Loan Facility and Guarantee Facility
             dated February 4, 1998 among GulfMark Offshore, Inc.,
             Christiania Bank og Kreditkasse ASA for itself and as
             Agent for the other banks and financial institutions
             listed....................................................  Form 8-K, February 25, 1998
 21.1      -- Subsidiaries of GulfMark Offshore, Inc...................  Filed herewith
 23.1      -- Consent of Arthur Andersen LLP...........................  Filed herewith
 27.1      -- Financial Data Schedule..................................  Filed herewith

---------------

* This contract is a management contract or compensatory plan.

(B) REPORTS ON FORM 8-K

     The following report on Form 8-K was filed by the Company:

     One report dated February 25, 1998, was filed by the Company on Form 8-K which announced the acquisition by the Company of approximately 96% of the outstanding shares of Brovig Supply ASA, a publicly traded Norwegian company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 GULFMARK OFFSHORE, INC.
                                                       (Registrant)

                                          By: /s/ BRUCE A. STREETER
                                            ------------------------------------
                                                     Bruce A. Streeter
                                             President and Director (Principal
                                                      Executive Officer)

Date: March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                /s/ BRUCE A. STREETER                  President and Director (Principal      March 20, 1998
-----------------------------------------------------    Executive Officer)
                  Bruce A. Streeter

                 /s/ FRANK R. PIERCE                   Executive Vice President, Finance      March 20, 1998
-----------------------------------------------------    (Principal Financial Officer)
                   Frank R. Pierce

                /s/ KEVIN D. MITCHELL                  Controller (Principal Accounting       March 20, 1998
-----------------------------------------------------    Officer)
                  Kevin D. Mitchell

                /s/ DAVID J. BUTTERS                   Director and Chairman of the Board     March 20, 1998
-----------------------------------------------------
                  David J. Butters

                 /s/ NORMAN G. COHEN                   Director                               March 20, 1998
-----------------------------------------------------
                   Norman G. Cohen

                /s/ MARSHALL A. CROWE                  Director                               March 20, 1998
-----------------------------------------------------
                  Marshall A. Crowe

              /s/ LOUIS S. GIMBELL, 3rd                Director                               March 20, 1998
-----------------------------------------------------
                Louis S. Gimbell, 3rd

                /s/ ROBERT B. MILLARD                  Director                               March 20, 1998
-----------------------------------------------------
                  Robert B. Millard

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         21.1            -- Subsidiaries of GulfMark Offshore, Inc.
         23.1            -- Consent of Independent Public Accountants
         27.1            -- Financial Data Schedule