Form 10-Q
period 1998-03-31
GULFMARK OFFSHORE INC
filed 1998-05-12
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of April 30, 1998: 7,976,237.

              (Exhibit Index Located on Page 21)

                  PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
 It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,     December 31,
                                                                               1998           1997
                                                                              ---------       -------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $  14,903       $ 25,885
  Accounts receivable.....................................................      15,836         10,505
  Prepaids and other......................................................         876            633
                                                                               -------        -------
    Total current assets..................................................      31,615         37,023

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $25,577,000(unaudited) in 1998 and $23,641,000 in 1997................     179,616        105,262

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY...................................          --          8,388
GOODWILL, NET.............................................................      18,026             --
OTHER ASSETS..............................................................       3,385          3,988
                                                                               -------        -------
                                                                             $ 232,642      $ 154,661
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $  32,005      $  10,506
  Accounts payable........................................................       2,991          3,839
  Other accrued liabilities...............................................       3,865          3,261
                                                                               -------        -------
    Total current liabilities.............................................      38,861         17,606
                                                                               -------        -------
LONG-TERM DEBT............................................................      88,269         42,918

DEFERRED TAXES AND OTHER..................................................      16,152          8,255

MINORITY INTEREST.........................................................         701            610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    7,976,237 and 7,915,962 shares issued and outstanding.................          80             79
  Additional paid-in capital..............................................      60,609         60,487
  Retained earnings.......................................................      29,738         26,271
  Cumulative translation adjustment.......................................      (1,768)        (1,565)
                                                                               -------        -------
    Total stockholders' equity............................................      88,659         85,272
                                                                               -------        -------
                                                                             $ 232,642      $ 154,661
                                                                               =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1998      1997
                                                            ------    -------
                                                            (In thousands, except
                                                               per share amounts)
REVENUES...............................................     $16,046  $  9,679
COSTS AND EXPENSES:
  Direct operating expenses............................       5,794     4,302
  General and administrative expenses..................       1,369     1,281
  Depreciation and amortization........................       2,359     1,604
                                                            -------   -------
                                                              9,522     7,187
                                                            -------   -------
OPERATING INCOME.......................................       6,524     2,492

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (1,638)   (1,226)
  Interest income......................................         256        94
  Minority interest....................................         (96)       63
  Other................................................          26        19
                                                            -------   -------
                                                             (1,452)   (1,050)
                                                            -------   -------
Income from continuing operations before taxes.........       5,072     1,442
INCOME TAX PROVISION...................................      (1,605)     (398)
                                                            -------   -------
INCOME FROM CONTINUING OPERATIONS......................       3,467     1,044

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................         --       (648)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................         --     (1,426)
                                                            -------   -------
NET INCOME (LOSS) .....................................     $ 3,467   $(1,030)
                                                            =======   =======
BASIC EARNINGS (LOSS) PER SHARE:
 Income from continuing operations.....................     $  0.43   $  0.16
 Income (loss) from discontinued operations,
   net of taxes........................................          --     (0.10)
 Loss on disposal of discontinued operations,
   net of taxes........................................          --     (0.21)
                                                            -------   -------
                                                            $  0.43   $ (0.15)
                                                            =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............       7,976     6,680
                                                            =======   =======

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations...................      $  0.42   $  0.15
  Income (loss) from discontinued operations..........           --     (0.09)
  Loss on disposal of discontinued operations.........           --     (0.21)
                                                            -------   -------
                                                            $  0.42   $ (0.15)
                                                            =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).........        8,236     6,795
                                                            =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $  3,467      $ (1,030)
 Loss from discontinued operations, net....................................          --         2,074
                                                                                -------       -------
 Income from continuing operations.........................................       3,467         1,044
 Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization............................................       2,359         1,604
  Deferred and other income tax provision..................................       1,550           316
  Minority interest........................................................          91           (87)

  Change in operating assets and liabilities:
      Accounts receivable..................................................      (2,346)       (2,147)
      Inventory, prepaids and other........................................         (46)          (94)
      Accounts payable.....................................................        (701)          467
      Other accrued liabilities............................................      (1,495)          196
  Other, net...............................................................        (284)          (66)
                                                                                -------       -------
      Cash provided by continuing operations...............................       2,595         1,233
      Cash flow from discontinued operations...............................          --          (692)
                                                                                -------       -------
      Net cash provided by operating activities............................       2,595           541
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................     (17,434)      (11,516)
  Expenditures for drydocking and main engine overhaul.....................          --        (1,328)
  Purchase of Brovig stock, net of cash acquired...........................     (25,543)           --
                                                                                -------       -------
      Net cash used in investing activities................................     (42,977)      (12,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt, net of direct financing cost.........................      31,680         7,087
  Proceeds from exercise of options........................................         123            --
  Repayments of debt.......................................................      (2,468)       (1,345)
                                                                                -------       -------
     Net cash provided by financing activities.............................      29,335         5,742

Effect of exchange rate changes on cash....................................          65          (440)
                                                                                -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................     (10,982)       (7,001)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      25,885        17,234
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 14,903      $ 10,233
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $    931      $  1,212
                                                                                =======       =======
Income taxes paid..........................................................    $     29      $     13
                                                                                =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

(2) EARNINGS (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS were replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated EPS for all prior periods. The details of the earnings per share calculations for continuing operations for the three months ended March 31, 1998 and 1997 are as follows (in thousands except per share data):

                                                                     Three Months Ended March 31, 1998
                                                                   -------------------------------------
                                                                                               Per Share
                                                                    Income         Shares       Amount
                                                                   -------        -------      ---------
Income from continuing operations per share, basic............     $ 3,467          7,976        $0.43
                                                                                                  ====
Dilutive effect of common stock options.......................          --            260
                                                                    ------          -----
Income from continuing operations per share, diluted..........     $ 3,467          8,236        $0.42
                                                                    ======          =====         ====

                                                                     Three Months Ended March 31, 1997
                                                                   -------------------------------------
                                                                                               Per Share
                                                                    Income         Shares       Amount
                                                                   -------        -------      ---------
Income from continuing operations per share, basic............     $ 1,044          6,680        $0.16
                                                                                                  ====
Dilutive effect of common stock options.......................          --            115
                                                                    ------          -----
Income from continuing operations per share, diluted..........     $ 1,044          6,795        $0.15
                                                                    ======          =====         ====


 (3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain additional financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosures and will be adopted by the Company in December of 1998.

 (4)  COMPREHENSIVE INCOME

Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on the Company's foreign currency translation adjustments be included in other comprehensive income.

     The components of comprehensive income, net of related tax, for the first quarter of 1998 and 1997 are as follows:

                                                                                  Quarter ended
(In thousands)                                                                       March 31,
                                                                     -----------------------------------
                                                                            1998                 1997
                                                                          ------               ------
Net income (less)...................................................     $ 3,467              $(1,030)
Foreign currency translation adjustments,
    net of tax of $105 and $692.....................................        (203)              (1,345)
                                                                          ------               ------
Comprehensive income (loss).........................................     $ 3,264              $(2,375)
                                                                          ------               ------

The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

 (5)  BROVIG SUPPLY ACQUISITION

     On February 10, 1998, the Company completed its acquisition of approximately 96 percent of the outstanding shares of Brovig Supply ASA, renamed Gulf Offshore Norge AS, a publicly traded Norwegian company ("Brovig"). As of December 31, 1997, the Company owned approximately 25 percent of Brovig shares. The remaining four percent was acquired on March 26, 1998 (the "Acquisition"). Total consideration for the Acquisition was approximately $73.0 million, which includes the assumption of debt of approximately NOK 277 million ($37.4 million). Approximately $16.4 million of the purchase price was funded through a Floating Rate Bridge Loan Facility dated February 4, 1998 (the "Bridge Loan") with a bank. The balance of the purchase price was funded by the Company's cash on hand. The shares were acquired pursuant to a public bid made by GulfMark in accordance with Norwegian law and the requirements of the Oslo Stock Exchange. Brovig owns five offshore support vessels, including one newly built vessel which was delivered on December 19, 1997, and provides marine support and transportation services to companies engaged in offshore exploration and production of oil and natural gas in the North Sea.

     The Acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities of Brovig based on their estimated fair market values on February 10, 1998. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill ($18.2 million) and is subject to final determination. This amount is being amortized over 40 years. A final determination of required purchase accounting adjustments for the Acquisition including the allocation of purchase price to the assets acquired and liabilities assumed based on their fair values has not yet been made.

     The financial statements included herein include the results of Brovig from February 10, 1998. The following unaudited pro forma results of operations have been prepared assuming that the Acquisition had occurred at the beginning of each period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the Acquisition been made on those dates or of results which may occur in the future.

                                               Three Months Ended
                                                    March 31,
                                           -------------------------
                                               1998          1997
                                             --------      --------
                                       (In thousands except per share data)
Revenues...................................    $ 17,901      $ 12,975
Operating income...........................       6,943         2,990
Income from continuing operations..........       3,439           716
    Per share data:
Income from continuing operations(basic)...     $  0.43       $  0.11
Income from continuing operations(diluted).        0.42          0.11


     Subsequent to the Acquisition, the Company acted to terminate its commercial management agreement with Brovig Offshore ASA effective October 1, 1998. Under the terms of Brovig's existing loan agreement, the lender has the right to terminate its loan facility if the commercial management agreement is terminated or amended in a manner which may be detrimental to the interest of the lender. The bank has given notification under the loan agreement advising the Company that when the commercial management agreement with Brovig Offshore ASA is terminated, the existing loan will likewise be terminated; in anticipation of such event, the bank has proposed to the Company a refinancing of the loan on terms generally acceptable to the Company and such proposal is presently under consideration by the Company.
The Company has advised that prior to October 1, 1998, it will (i) obtain a commercial management agreement with Brovig Offshore ASA which will not cause a termination of the existing loan facility, (ii) accept the bank's proposed refinancing or (iii) replace the existing loan facility with a new loan facility from another source. Accordingly, the Company has not classified such debt as current.

(6)  VESSEL ACQUISITIONS

   The Company entered into a contract in November 1996 with a shipyard to construct an enhanced UT 755 design supply vessel at a price of approximately $17.4 million denominated in Norwegian Kroner. The new vessel (Highland Rover) is a modified version of the Company's recently delivered Highland Piper (March 1996) and Highland Drummer (January 1997). This new vessel's multipurpose design adds dynamic positioning and additional length and accommodations to the standard UT 755 design. This vessel was delivered on March 7, 1998 and is currently being utilized for standard supply duties and specialized services in the North Sea including deep water remotely operated vehicle ("ROV") support.

     In April 1997 the Company purchased an unfinished supply vessel hull from a Singapore shipyard. In October 1997, the hull was committed to a shipyard in England for completion. The anticipated cost of completing the hull including the cost of the hull is approximately $16.0 million. Delivery of the vessel is expected in October 1998.

     Additionally, the Company has entered into an agreement with Bender Shipbuilding & Repair, Inc, of Mobile, Alabama, for the construction of two 217' offshore support vessels at an approximate total cost of $22 million. Delivery of the first vessel is anticipated early in 1999 and the second vessel is anticipated in mid-1999. The specifications of these vessels were developed jointly between the Company and the shipyard for use in international applications. The Company also has an option to construct two additional vessels under this agreement.

     Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 1998 $265,000 was capitalized. During the three months ended March 31, 1997, $18,000 was capitalized.

(7)  DISCONTINUED OPERATIONS

     The following selected financial information for discontinued operations relates to the operations of Ercon and the investment in
4.5 million shares of EVI, and is presented for informational purposes only. The operations were disposed of on May 1, 1997. The information does not necessarily reflect what the results of operations would have been had such discontinued operations operated as a stand-alone entity.

     Summary Operating Data of Discontinued Operations

                                            Three Months Ended
                                                     March 31,
                                           -------------------------
                                               1998          1997
                                             --------      --------
                                                  (In Millions)
Total revenue............................    $    --       $    0.8
Loss, net of taxes.......................    $    --       $   (0.6)

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

     The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. While the declines in the oil and natural gas prices in the first quarter of 1998 did not significantly affect the Company's operations for that quarter, any prolonged depression in oil and natural gas prices could have a material adverse effect on the Company.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter expense rather than depreciation expense. Bareboat charter is generally more than depreciation expense.

     In addition, the Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results, however management fees are included in operating revenues. These vessels and the Company's only crewboat have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected. For the three months ended March 31, 1998, no vessels were required to be drydocked compared to the three months ended March 31, 1997 when the Company drydocked 5 vessels at an aggregate cost of $1.3 million.

     On November 1, 1996, the Company entered into a contract with a Norwegian shipyard to construct the Highland Rover, an enhanced UT 755 design platform supply vessel, at a price of approximately $17.4 million denominated in Norwegian Kroner. This new vessel was delivered on March 7, 1998, and is chartered in the growing market for deepwater ROV support, standard supply duties and specialized services in the North Sea. The Company made a final payment of approximately $14.0 million upon delivery of the vessel. The Company funded the final payment through the drawdown of its facility with one of the Company's primary lenders.

     On February 10, 1998, the Company completed its acquisition of approximately 96 percent of the outstanding shares of Brovig Supply ASA, a publicly traded Norwegian company ("Brovig"). The remaining four percent was acquired on March 26, 1998 (the "Acquisition").

Total consideration for the Acquisition was approximately $73.0 million, which includes the assumption of debt of approximately NOK 277 million ($37.4 million). Approximately $16.4 million of the purchase price was funded through a Floating Rate Bridge Loan Facility dated February 4, 1998 with a bank. The balance of the purchase price was funded by the Company's cash on hand. The shares were acquired pursuant to a public bid made by GulfMark in accordance with Norwegian law and the requirements of the Oslo Stock Exchange. Brovig owns five offshore support vessels, including one newly built vessel which was delivered on December 19, 1997, which provide marine support and transportation services to companies engaged in offshore exploration and production of oil and gas in the North Sea.

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

                                               Three Months Ended
                                                     March 31,
                                             ----------------------
                                              1998           1997
                                             ------         ------
Rates Per Day Worked (a)(b):
 North Sea Fleet (c)                        $10,511 (f)     $ 9,575
 Southeast Asia Fleet(d)                      4,771           3,538

Overall Utilization(a):
 North Sea Fleet (percent)                     98.8 (f)        92.9
 Southeast Asia Fleet(d) (percent)             85.9            57.5

Average Owned/Chartered Vessels(a)(e)
 North Sea Fleet                               12.0 (f)         8.9
 Southeast Asia Fleet(d)                       13.0            13.0
                                             ------          ------
 Total                                         25.0            21.9
                                             ======          ======

----------------------
(a) Includes all owned or bareboat chartered platform supply vessels and anchor handling, towing and supply vessels. The Company's only crewboat and all managed vessels are excluded.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked, and utilization rate is total days worked divided by total days of availability in the period.
(c)  Revenues for vessels in the North Sea fleet are earned in Sterling
     (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated. The average rates were GBP=$1.6460 and GBP=$1.6323 for the quarters ended March 31, 1998 and 1997, respectively.

(d)  Includes the vessel operating in Brazil.
(e) Adjusted for vessel additions and dispositions occurring during each period.
(f) Includes the acquisition of Brovig calculated for the period from February 10, 1998 through March 31, 1998.


Comparison of the Three Months Ended March 31, 1998 with the Three Months Ended March 31, 1997.

     Revenues in the quarter ended March 31, 1998 increased 66 percent over the same period in 1997. Income from continuing operations tripled from $1.0 million, $0.15 per share (diluted) in 1997 to $3.5 million, $0.42 per share (diluted) in 1998. Approximately 56 percent of the increase in operating income and 36 percent of the increase in revenues for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 were related to the improvements in both day rates and utilization in Southeast Asia. The average day rate for the Company's fleet in this region improved almost 35 percent while the average utilization increased to almost 86 percent compared to 57 percent in the first quarter of the prior year. An additional 28 percent of the increase in operating income and 44 percent of the increase in revenues were related to the Company's February 1998 acquisition of Brovig Supply ASA ("Brovig"), renamed Gulf Offshore Norge AS. Other factors contributing to the increases included the impact of the Highland Rover, which was delivered on March 7, 1998, and increases in day rate and utilization in the North Sea fleet.

     The Company's depreciation and amortization expense for the period increased by $0.8 million primarily as a result of the newly acquired Brovig vessels and the delivery of the Highland Rover. Interest expense increased by $0.4 million over the same period last year due to the increase in debt balances related to the acquisition of Brovig and the delivery of the Highland Rover. The increase in interest expense was partially offset by increased interest income due to higher cash balances attributable to the Company's 1997 equity offering.

     For the quarter ended March 31, 1997, the Company recorded a loss from discontinued operations, net of taxes, of $0.6 million related to the operations of Ercon and the Company's investment in EVI shares.

Liquidity and Capital Resources

     The Company's ongoing liquidity requirements are generally associated with its need to service debt, fund working capital,
acquire or improve equipment and make other investments.   Since its
inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. The Company has significant lending relationships with two major commercial banks. At March 31, 1998, the Company had total outstanding debt of $120.3 million. Included in the outstanding debt is a $36.1 million facility with a third lender solely related to the Brovig fleet. Each of these facilities are secured by preferred ship mortgages on 25 of the Company's vessels and assignments of such vessels' earnings. Interest on the vessel borrowings accrues at rates ranging from 0.85 percent to
1.625 percent above the LIBOR or NIBOR rate as applicable. Scheduled debt repayments are expected to total $28.6 million for the remainder of 1998. The loan facility agreements place certain restrictions on the ability of the subsidiaries to pay dividends. Cash held by these subsidiaries was $7.8 million as of March 31, 1998.

     In April 1997, the Company acquired an unfinished supply vessel hull from a Singapore shipyard (the "Gallant Project"). In October of the same year, the hull was committed to a shipyard in the United Kingdom for completion. The anticipated cost of the completed hull, including the acquisition cost of the hull, is approximately $16.0 million, excluding capitalized interest. A total of $7.8 million of the cost has been paid as of March 31, 1998, with the balance to be paid in the remainder of 1998, based on the completion of certain construction milestones. Delivery of the completed vessel is anticipated in October of 1998.

     In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels (the "Bender Vessels") with Bender Shipbuilding and Repair, Inc., of Mobile, Alabama. The contract cost for the completion of each of these vessels is approximately $11.0 million, excluding capitalized interest. Delivery of the first vessel is expected in early 1999, and the second vessel is anticipated in mid-1999. To date a total of $4.4 million has been paid related to these vessels including $2.2 million in the quarter ended March 31, 1998. The Company also has an option for the construction of two additional vessels. An additional $12.3 million is expected to be remitted in 1998 with the balance due in 1999.

    Net cash provided by operating activities of continuing operations was $2.6 million for the three month period ended March 31, 1998, as compared to $1.2 million for the same period in 1997.

     Net cash used in investing activities was $43.0 million and $12.8 million for the three months ended March 31, 1998 and 1997, respectively. In the 1998 period, the Company completed its acquisition of Brovig requiring cash, net of cash acquired, in the amount of $25.5 million. This acquisition was funded through a nine-month bridge facility with a bank totaling GBP 10 million ($16.4 million) and from funds on hand. Additionally, the Company made the final payment on the Highland Rover of approximately $14.0 million in March 1998 and made progress payments during the quarter toward the completion of the Gallant Project as well as the Bender Vessels. In the 1997 period, the Company made the final payment on the Highland Drummer of approximately $12.9 million including a portion which was subsequently reimbursed in the form of a subsidy from the Norwegian government. In the three month period ended March 31, 1998, the Company had no vessels drydocked compared to five drydockings in the same prior year period.

     Net cash provided by financing activities was $29.3 million for the period ended March 31, 1998 and $5.7 million for the period ended March 31, 1997. Both periods included inflows from financing transactions. The 1998 period included proceeds from a nine-month bridge facility for the purchase of Brovig as well as for the delivery of the Highland Rover. The Company expects to repay this facility by restructuring its existing credit facility or through other outside financing sources. Additionally, in connection with the acquisition of Brovig, the Company assumed approximately NOK 277 million ($37.4 million) of Brovig's long-term debt. In the comparable 1997 period, the Company took delivery of the Highland Drummer which was partially funded from the Company's debt facilities.

    Substantially all of the Company's tax provision is for deferred taxes. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

     The Company believes that its current reserves of cash and short term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements. At the current time, the Company does not have definitive financing in place for the completion of the Gallant Project or the Bender Vessels; however, based on preliminary discussions with its lenders, the Company anticipates that financing for the completion of these projects will be available at terms generally acceptable to the Company. Additionally, the Bridge Facility related to the Brovig acquisition matures in November of 1998. The Company believes that it will be able to refinance this borrowing with one of its existing lenders or other outside financing sources to utilize the available debt capacity of its current fleet.

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are international; therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling with a much smaller portion denominated in Norwegian Kroner subsequent to the acquisition of Brovig. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 1998, currency fluctuations in Norwegian Kroner did not have a material impact on the results of the Company's operations as of March 31, 1998, the Norwegian Kroner/U.S. Dollar exchange rate was Norwegian Kroner = $0.1311. The North Sea operations generated $11.2 million in revenues, $5.1 million in operating income and $1.0 million of cash flows from operations for the three months ended March 31, 1998. In the first quarter of 1998 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = U.S.$1.6855 to a low of GBP = U.S. $1.6125. For the three month period ended March 31, 1998, the average Sterling to U.S. Dollar exchange rate was 1.6460. The exchange rate in the comparable 1997 period was 1.6323. As of March 31, 1998, the Sterling/U.S. Dollar exchange rate was GBP = U.S.$1.6713.

     Reflected in the accompanying balance sheet for March 31, 1998, is a $1.8 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of March 31, 1998 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by the debt denominated in the same currency as the assets in the North Sea fleet.

     The Company generates a substantial portion of its revenues in non-U.S. dollar currencies. Although a portion of the costs related to non-U.S. dollar revenues are denominated in their respective non-U.S. currencies, the Company is exposed to risks from currency fluctuations on the portion of the revenues in excess of these costs. In order to mitigate the foreign currency risk, the Company may enter into hedging transactions designed to offset the risks from fluctuations in foreign currencies, although historically, the Company has not entered into any such hedging transactions.

     Portions of certain of the Company's Southeast Asia charters are denominated in Malaysian ringgits as were a portion of its operating costs. Beginning in 1998, charters in Malaysia have been fixed in
                                  17

U.S. dollars with only a portion approximately equal to local expenses fixed in Malaysian ringgit. Revenues fixed in this currency were approximately $1.1 million for 1997 while revenues fixed in Malaysian ringgit in the three month period ended March 31, 1998 were $0.1 million. The Company does not currently hedge this currency. In areas where currency risks are potentially high, the Company accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and gas industry, oil and gas prices, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risk relating to leverage, risk of foreign operations assumptions concerning competition and risk of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighted all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct or that the strategy based on such analysis will be successful.

                                PART II
                            OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     *10.1 - Employment Agreement of Bruce A. Streeter
     *10.2 - Employment Agreement of John E. Leech
     *27.1 - Financial Data Schedule.

* Filed herewith.

     (b)  Reports on Form 8-K.

     On February 25, 1998, the Company filed a report on Form 8-K relating to the acquisition of 96 percent of Brovig Supply ASA, a Norwegian publicly traded ship owning company.

     On April 24, 1998, the Company filed an amended Form 8-K relating to the acquisition of Brovig Supply ASA, including the required financial statements of Brovig Supply ASA and related pro forma statements.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Frank R. Pierce
                                       -----------------------------
                                              Frank R. Pierce
                                         Executive Vice President
                                       (Principal Financial Officer)
Date: May 11, 1998

                             EXHIBIT INDEX

Exhibit No.


*10.1 - Employment Agreement for Bruce A. Streeter
*10.2 - Employment Agreement for John E. Leech
*27.1 - Financial Data Schedule.

* Filed herewith.