Form 10-Q
period 1998-08-12
GULFMARK OFFSHORE INC
filed 1998-08-13
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 11, 1998: 8,123,365.

              (Exhibit Index Located on Page 24)

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,     December 31,
                                                                                1998           1997
                                                                              ---------       -------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $  22,829       $ 25,885
  Accounts receivable.....................................................      19,825         10,505
  Prepaids and other......................................................       1,442            633
                                                                               -------        -------
    Total current assets..................................................      44,096         37,023

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $27,810,000(unaudited) in 1998 and $23,641,000 in 1997................     184,888        105,262

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY...................................          --          8,388
GOODWILL, NET.............................................................      17,831             --
DEFERRED ISSUANCE COSTS...................................................       4,422             --
OTHER ASSETS..............................................................       2,564          3,988
                                                                               -------        -------
                                                                             $ 253,801      $ 154,661
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $      63      $  10,506
  Accounts payable........................................................       5,137          3,839
  Other accrued liabilities...............................................       4,498          3,261
                                                                               -------        -------
    Total current liabilities.............................................       9,698         17,606
                                                                               -------        -------
LONG-TERM DEBT............................................................         563         42,918

SENIOR NOTES PAYABLE, net of discount.....................................     129,572             --

DEFERRED TAXES AND OTHER..................................................      18,564          8,255

MINORITY INTEREST.........................................................         844            610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    7,988,237 and 7,915,962 shares issued and outstanding.................          80             79
  Additional paid-in capital..............................................      60,646         60,487
  Retained earnings.......................................................      35,068         26,271
  Cumulative translation adjustment.......................................      (1,234)        (1,565)
                                                                               -------        -------
    Total stockholders' equity............................................      94,560         85,272
                                                                               -------        -------
                                                                             $ 253,801      $ 154,661
                                                                               =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

      4          GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                          ----------------------   ----------------------
                                                             1998      1997           1998      1997
                                                            ------    -------        ------    -------
                                                             (In thousands, except per share amounts)
REVENUES...............................................     $22,447  $11,352        $38,493  $21,031
COSTS AND EXPENSES:
  Direct operating expenses............................       7,846    4,584         13,640    8,886
  General and administrative expenses..................       1,418    1,389          2,787    2,670
  Depreciation and amortization........................       2,967    1,680          5,326    3,284
                                                            -------   -------       -------   -------
                                                             12,231    7,653         21,753   14,840
                                                            -------   -------       -------   -------
OPERATING INCOME.......................................      10,216    3,699         16,740    6,191

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (2,437)  (1,390)        (4,075)  (2,616)
  Interest income......................................         216      121            472      215
  Minority interest....................................        (142)     (37)          (238)      26
  Other................................................          --       (1)            26       18
                                                            -------   -------       -------   -------
                                                             (2,363)  (1,307)        (3,815)  (2,357)
                                                            -------   -------       -------   -------
Income from continuing operations before taxes.........       7,853    2,392         12,925    3,834
INCOME TAX PROVISION...................................      (2,523)    (722)        (4,128)  (1,120)
                                                            -------   -------       -------   -------
INCOME FROM CONTINUING OPERATIONS......................       5,330    1,670          8,797    2,714

LOSS FROM DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................         --        --             --     (648)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
 NET OF TAXES..........................................         --        --             --   (1,426)
                                                            -------   -------       -------   -------
NET INCOME ............................................     $ 5,330   $1,670        $ 8,797  $   640
                                                            =======   =======       =======  ========
BASIC EARNINGS (LOSS) PER SHARE:
 Income from continuing operations.....................     $  0.67   $ 0.25        $  1.10  $  0.40
 Loss from discontinued operations,
   net of taxes........................................          --       --             --    (0.09)
 Loss on disposal of discontinued operations,
   net of taxes........................................          --       --             --    (0.21)
                                                            -------   -------       -------   -------
                                                            $  0.67   $ 0.25        $  1.10  $  0.10
                                                            =======   =======       =======  ========
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............       7,988    6,730          7,984    6,705
                                                            =======   =======       =======  ========
DILUTED EARNINGS (LOSS) PER SHARE:
 Income from continuing operations....................      $  0.65   $ 0.24        $  1.07  $  0.39
 Loss from discontinued operations,
   net of taxes........................................          --       --             --    (0.09)
 Loss on disposal of discontinued operations,
   net of taxes........................................          --       --             --    (0.21)
                                                            -------   -------       -------   -------
                                                            $  0.65   $ 0.24        $  1.07  $  0.09
                                                            =======   =======       =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).........        8,251    6,981          8,246    6,891
                                                            =======   =======       =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...............................................................    $  8,797     $    640
 Loss from discontinued operations, net....................................          --        2,074
                                                                                -------      -------
 Income from continuing operations.........................................       8,797        2,714
 Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization............................................       5,326        3,284
  Deferred and other income tax provision..................................       4,049          882
  Minority interest........................................................         238          (26)

  Change in operating assets and liabilities:
      Accounts receivable..................................................      (6,366)      (2,665)
      Inventory, prepaids and other........................................        (612)          51
      Accounts payable.....................................................       1,441          446
      Other accrued liabilities............................................        (873)         101
  Other, net...............................................................         421           32
                                                                                -------       -------
      Cash provided by continuing operations...............................      12,421        4,819
      Cash flow from discontinued operations...............................          --       (1,360)
                                                                                -------       -------
      Net cash provided by operating activities............................      12,421        3,459
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................     (25,374)     (15,422)
  Purchase of Brovig stock, net of cash acquired...........................     (25,543)          --
  Expenditures for drydocking and main engine overhaul.....................          --       (2,238)
 										     -------       -------
      Net cash used in investing activities................................     (50,917)     (17,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior Notes, net of offering costs........................     125,150           --
  Repayments of debt.......................................................    (103,759)      (3,966)
  Proceeds from debt, net of direct financing cost.........................      14,832        7,086
  Proceeds from exercise of options........................................         160          223
                                                                                -------       -------
     Net cash provided by financing activities.............................      36,383        3,343

Effect of exchange rate changes on cash....................................        (943)        (445)
                                                                                -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................      (3,056)     (11,303)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      25,885       17,234
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 22,829      $ 5,931
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $  2,498      $ 2,463
                                                                                =======       =======
Income taxes paid..........................................................    $     57      $    26
                                                                                =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1) BACKGROUND AND ORGANIZATION

    GulfMark Offshore, Inc., ("GulfMark" or the "Company") was formed on April 30, 1997, when its predecessor, GulfMark International, Inc. spun-off its marine operations. The Consolidated Financial Statements presented herein reflect the net assets, results of operations and cash flows of the non-marine operations as discontinued operations.

(2) EARNINGS (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS were replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The Company adopted SFAS 128 in the fourth quarter of 1997 and restated EPS for all prior periods. The following reconciles basic and diluted weighted average shares:


                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                           ------------------     ------------------
                                             1998       1997        1998       1997
                                           -------    -------     -------    -------
Weighted Average Shares:
Basic shares outstanding................     7,988      6,730       7,984     6,705
Effect of dilutive securities:
  Common stock options..................       263        251         262       186
                                           --------   -------     -------   -------
  Diluted shares outstanding............     8,251      6,981       8,246     6,891
                                            =======   =======     =======   =======

(3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 redefines how operating segments are determined and requires disclosure of certain additional financial and descriptive information about a company's operating segments. SFAS 131 may require additional footnote disclosures and will be adopted by the Company in December of 1998.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This new standard is required to be adopted by the Company January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company is currently evaluating the impact of the adoption of this new standard.


 (4) COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income.

     The components of comprehensive income, net of related tax are as follows:

                                                  Three Months Ended       Six Months Ended
                                                      June 30,                 June 30,
                                                  ------------------      ------------------
                                                    1998       1997         1998       1997
                                                  -------    -------      -------    -------
Net Income..................................      $ 5,530    $ 1,670      $ 8,797    $   640

Foreign currency translation adjustments,
    net of tax                                        534      1,300          331        (45)
                                                  -------    -------      -------    -------
Comprehensive Income........................      $ 6,064    $ 2,970      $ 9,128    $   595
                                                  =======    =======      =======    =======

Currently, the Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)  LONG-TERM DEBT
8.75% Senior Notes Due 2008

     On June 8, 1998, the Company completed the sale of $130,000,000 aggregate principal amount of its 8.75% Senior Notes Due 2008 (the "Notes") which will mature on June 1, 2008. The offering was made pursuant to Rule 144A of the Securities Act of 1933. The Notes were issued at a discount to yield 8.8%. Interest on the Notes is payable semiannually on June 1 and December 1 of each year commencing December 1, 1998. Up to 35% of the Notes may be redeemed prior to June 1, 2001 at the option of the Company at a price of 108.75% with proceeds from a public equity offering. Otherwise, the Notes are not redeemable until June 1, 2003. Thereafter, at the Company's option, the Notes will be subject to redemption in whole or in part, at redemption prices expressed as a percentage of principal amounts plus accrued and unpaid interest, if any, to the redemption date. If redeemed during the twelve month period beginning on June 1 of the years indicated below, the redemption amount is as follows:

             Year                    Percentage
             ----                    ----------
             2003                    104.375%
             2004                    102.917%
             2005                    101.458%
             2006 and thereafter     100.000%

     On July 24, 1998, the Company commenced an exchange offer through which it offered to exchange all of the Notes for a series of 8.75% Senior Notes which are identical in all material respects to the Notes, except that they are registered under the Securities Act of 1933, as amended.

     The Company incurred approximately $4.5 million in costs associated with the sale of the Notes including $3,900,000 of underwriters' discount. These debt issuance costs are reported in the condensed consolidated balance sheet as deferred issuance costs and will be amortized over the life of the Notes. The Notes were issued under an indenture (the "Indenture") between the Company and State Street Bank and Trust Company, N.A., as Trustee. The Indenture contains covenants including, among other provisions, limitations on liens and sale and leasebacks of certain properties and certain restrictions on the Company consolidating with or merging into another entity.

     Bank Credit Facility

     On June 8, 1998, the Company entered into an agreement for a reducing revolving credit facility (the "Credit Facility") with certain banks (the "Lenders"). The Credit Facility contains two tranches. As of June 30, 1998, none of the Credit Facility has been drawn.

     Tranche 1 is available for general corporate purposes and is unsecured. The maximum committed amount is initially $25 million. Interest accrues at LIBOR plus a margin ranging from 1.0% to 1.375% per annum based upon the Company's ratio of funded debt to total capitalization ("Leverage Ratio").

     Tranche 2 is available for financing acquisitions and if drawn, will be secured by either the capital stock of the acquired company or with respect to acquired vessel assets, (i) a first priority mortgage,
(ii) an assignment of earnings and insurance and (iii) an assignment of charters over one year. The maximum committed amount under Tranche 2 is initially $25 million. The interest rate on Tranche 2 is LIBOR plus a margin of 0.80% to 1.25% per annum as determined by the Company's Leverage Ratio.

     Under certain circumstances, the maximum committed amounts under tranche 1 and 2 may be increased to $30 million and $45 million, respectively. Both tranches shall begin to reduce 39 months after closing. Each quarter thereafter, the Credit Facility shall further reduce such that the Credit Facility shall be fully amortized after five years.

     Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at a rate of 0.5 percent per annum on the average unfunded portion of the Credit Facility.

     The Credit Facility requires the Company, on a consolidated basis, to a maximum Leverage Ratio, a specified interest coverage ratio, and a minimum net worth.


 (6) BROVIG SUPPLY ACQUISITION

     As of December 31, 1997, the Company owned approximately 25 percent of the outstanding shares of Brovig Supply ASA, renamed Gulf Offshore Norge AS, a publicly traded Norwegian company ("Brovig"). On February 10, 1998, the Company completed its acquisition of approximately 96 percent of the Brovig shares. The remaining four percent was acquired on March 26, 1998.

Total consideration for the acquisition was approximately $73.0 million, which included the assumption of debt of approximately NOK 277 million ($37.4 million). Approximately $16.4 million of the purchase price was funded through a Floating Rate Bridge Loan Facility dated February 4, 1998 (the "Bridge Loan") with a bank. The balance of the purchase price was funded by the Company's cash on hand. The shares were acquired pursuant to a public bid made by GulfMark in accordance with Norwegian law and the requirements of the Oslo Stock Exchange.

     In connection with the sale of the Notes referred to in Note 5, the Company repaid the Bridge Loan and all debt assumed with the acquisition of Brovig. Brovig owns five offshore support vessels, including one newly built vessel which was delivered on December 19, 1997, and provides marine support and transportation services to companies engaged in offshore exploration and production of oil and natural gas in the North Sea.

     The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities of Brovig based on their estimated fair market values on February 10, 1998. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill ($18.2 million) and is subject to final determination. Goodwill is being amortized over 40 years. A final determination of required purchase accounting adjustments for the acquisition including the allocation of purchase price to the assets acquired and liabilities assumed based on their fair values has not yet been made. Goodwill is being amortized over 40 years.

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

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                    June 30,
                                                  --------------------         --------------------
                                                   1998          1997           1998          1997
                                                  ------        ------         ------        ------
                                                        (In thousands except per share data)
Revenues...................................     $ 22,447      $ 14,650        $ 40,348     $ 27,625
Operating income...........................       10,216         4,029          17,159        7,019
Income from continuing operations..........        5,330         1,178           8,969        1,894
    Per share data:
Income from continuing operations(basic)...     $   0.67       $  0.18        $   1.12         0.28
Income from continuing operations(diluted).         0.65          0.17            1.09         0.27



(7)  VESSEL ACQUISITIONS

     In April 1997 the Company purchased an unfinished supply vessel hull from a Singapore shipyard. In October 1997, the hull was delivered to a shipyard in England for completion. The anticipated cost of completing the hull including the cost of the hull is approximately $16.0 million, excluding capitalized interest. Delivery of the vessel is expected in October 1998.

     Additionally, the Company has entered into an agreement with Bender Shipbuilding & Repair, Inc, of Mobile, Alabama, for the construction of two 217' offshore support vessels at an approximate total cost of $22 million, excluding capitalized interest. Delivery of the first vessel is anticipated early in 1999 and the second vessel is anticipated in mid-1999. The specifications of these vessels were developed jointly between the Company and the shipyard for use in international applications. The Company also has an option to construct two additional vessels under this agreement.

     Interest is capitalized in connection with the construction of vessels. During the three and six months ended June 30, 1998 $384,000 and $613,000 was capitalized, respectively, compared to the previous year when no amounts were capitalizable amounts were immaterial.

	In addition to owned vessels, the Company will from time to time enter into bareboat charter arrangements whereby the Company pays the vessel owner a set rate for the vessel only. The Company currently has two vessels under long term bareboat charters. One vessel was delivered in June 1998 and the other was delivered in July 1998. Both of these vessels are chartered for an initial term of three years and have begun working under three year contracts.

(8)  DISCONTINUED OPERATIONS

     The following selected financial information for discontinued operations relates to the non-marine operations of the Company's predecessor and is presented for informational purposes only. The operations were disposed of on May 1, 1997. The information does not necessarily reflect what the results of operations would have been had such discontinued operations operated as a stand-alone entity.

     Summary Operating Data of Discontinued Operations

                                             Six Months Ended
                                                     June 30,
                                           -------------------------
                                               1998          1997
                                             --------      --------
                                                  (In Millions)
Total revenue............................    $    --       $    1.1
Loss, net of taxes.......................    $    --       $   (0.6)


(9) SUBSEQUENT EVENT

     Subsequent to the close of the quarter ended June 30, 1998, the Company sold for $3 million cash, its interest in a 51% owned joint venture, SeaMark Ltd., which operated two bareboat chartered vessels in Southeast Asia. Gain from the transaction is expected to approximate the proceeds of the sale and will be included in the Company's results for the quarter ended September 30, 1998.

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

     The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. While the declines in the oil and natural gas prices in 1998 have not significantly affected the Company's operations, any prolonged depression in oil and natural gas prices could have a material adverse effect on the Company.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter expense rather than depreciation expense. Bareboat charter expense is generally more than depreciation expense.

     In addition, the Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results, however management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods as shown in the following table.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repairs. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected. For the three months ended June 30, 1998, no vessels were required to be drydocked compared to the three months ended June 30, 1997 when the Company drydocked four vessels at an aggregate cost of $1.0 million.

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

                                               Three Months Ended               Six Months Ended
                                                     June 30,                       June 30,
                                              --------------------            --------------------
                                               1998          1997              1998          1997
                                              ------        ------            ------        ------
Rates Per Day Worked (a)(b):
 North Sea Capable Fleet (c)(e)              $ 12,545     $ 10,283          $ 11,654 (e)   $ 9,949
 Other (primarily Southeast Asia)               5,021        3,635             4,814         3,505

Overall Utilization(a)(b):
 North Sea Capable Fleet (percent)(e)            98.5%        96.8%             98.6%(e)      94.9%
 Other (primarily Southeast Asia)(percent)       87.3%        69.2%             86.6%         64.6%

Average Owned/Chartered Vessels(a)(d)
 North Sea Capable Fleet (e)                     15.3          9.0              13.7 (e)       9.0
 Other (primarily Southeast Asia)                14.0         14.0              14.0          14.0
                                               ------       ------            ------        ------
 Total                                           29.3         23.0              27.7          23.0
                                               ======       ======            ======        ======

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked, and utilization rate is total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea fleet are primarily earned in Sterling (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated. The average rates were GBP=$1.6539 and GBP=$1.6365 for the quarters ended June 30, 1998 and 1997, respectively. The average rates were GBP=$1.6498 and GBP=$1.6344 for the six months ended June 30,1998 and 1997, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.
(e) Includes the acquisition of Brovig calculated from February 10, 1998 and forward.


Comparison of the Three Months Ended June 30, 1998 with the Three
Months Ended June 30, 1997.

     Revenues in the quarter ended June 30, 1998 increased by $11.1 million, or 98% over the same period in 1997. Net income increased 219% from $1.7 million, $0.24 per share (diluted) in 1997 to $5.3 million, $0.65 per share (diluted) in 1998. The Brovig Supply acquisition accounted for almost one-half of the revenue and operating income improvements. Other increases came from the recently delivered Highland Rover (March 1998). Day rate improvements of 22% in the North Sea capable vessels and 38% for other vessels also contributed to the improvements over the prior year quarter.

     The Company's depreciation and amortization expense for the period increased by $1.3 million primarily as a result of the newly acquired Brovig vessels and the delivery of the Highland Rover. Interest expense increased by $1.0 million over the same period last year due to the increase in debt balances related to the acquisition of Brovig, the delivery of the Highland Rover and the impact of the Notes offering as further described in Liquidity and Capital Resources. The increase in interest expense was partially offset by increased interest income due to higher cash balances.

Comparison of the Six Months Ended June 30, 1998 with the Six Months Ended June 30, 1997.

Changes in the Company's fleet were significant between the two periods. The 1998 period included more than four month's operations of the five vessels acquired as part of the acquisition of Brovig Supply in February of 1998. Additionally, the Company added the Highland Rover to the North Sea fleet on March 7, 1998.

     Revenues for the six months ended June 30, 1998 increased 83% over the same period in 1997. Income from continuing operations increased $6.1 million to $8.8 million ($1.07 per share) in 1998 from $2.7 million ($0.39 per share) in 1997.

     The North Sea fleet accounted for almost 71% of the increases in revenues and over one-half of the increases in earnings. Brovig vessels represented just over 70% of the North Sea revenue increases and over three-fourths of the earnings increases with the remaining increases coming from a 17% improvement in day rates.

     The Company's depreciation expense for the period increased by $2.0 million primarily as a result of the newly acquired vessels.
Interest expense for the period was up $1.5 million from the comparable period related to the debt for the acquisition of the new vessels.

     In the six month period ended June 30, 1997, the Company reflected a loss from discontinued operations, net of taxes, of $0.6 million related to the non-marine operations of the Company's predecessor.

Liquidity and Capital Resources

     The Company's ongoing liquidity requirements are generally associated with its need to service debt, fund working capital,
acquire or improve equipment and make other investments.   Since its
inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. In June 1998, the Company sold $130 million in 8.75% Senior Notes due June 1, 2008, pursuant to Rule 144A of the Securities Act of 1933 (the "Offering"). The net proceeds of the Offering were used to repay the Company's outstanding indebtedness under its existing facilities. At June 30, 1998, the Company had total outstanding debt of $130.2 million. On July 24, 1998, the Company commenced an exchange offer through which it offered to exchange all of the Notes for a series of 8.75% Senior Notes, identical in all material respects to the Notes, except that the notes are registered under the Securities Act of 1933, as amended.

     In addition to the Senior Notes, on June 8, 1998, the Company entered into an agreement for a reducing revolving credit facility (the "Credit Facility") with certain banks (the "Lenders"). The
Credit Facility contains two tranches.

     Tranche 1 is unsecured and is available for general corporate purposes. The maximum committed amount is initially limited to $25 million. Interest on outstanding balances accrues at LIBOR plus a margin ranging from 1.0% to 1.375% per annum as determined by the Company's ratio of funded debt to total capitalization ("Leverage Ratio").

     Tranche 2 is available for financing acquisitions and if drawn, will be secured by either the capital stock of the acquired company or with respect to acquired vessel assets, (i) a first priority mortgage,
(ii) an assignment of earnings and insurance and (iii) an assignment of charters over one year. The maximum committed amount under Tranche 2 is initially $25 million. The interest rate on outstanding balances under Tranche 2 is LIBOR plus a margin of 0.80% to 1.25% per annum as determined by the Company's Leverage Ratio.

     Under certain circumstances, the maximum committed amounts under Tranche 1 and 2 shall be increased to $30 million and $45 million respectively. Both tranches shall begin to reduce 39 months after closing. Each quarter thereafter, the Credit Facility shall ratably reduce such that the Credit facility shall be fully reduced after five years.

     In April 1997, the Company acquired an unfinished supply vessel hull from a Singapore shipyard (the "Gallant Project"). In October of the same year, the hull was delivered to a shipyard in the United Kingdom for completion. The anticipated cost of the completed hull, including the acquisition cost of the hull, is approximately $16.0 million, excluding capitalized interest. A total of $14.4 million of the cost has been paid as of June 30, 1998, with the balance to be paid in the remainder of 1998, based on the completion of certain construction milestones. Delivery of the completed vessel is anticipated in October of 1998.

     In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels (the "Bender Vessels") with Bender Shipbuilding and Repair, Inc., of Mobile, Alabama. The contract cost for the completion of each of these vessels is approximately $11.0 million, excluding capitalized interest. Delivery of the first vessel is expected in early 1999, and the second vessel is anticipated in mid-1999. To date a total of $4.4 million has been paid related to these vessels. The Company also has an option for the construction of two additional vessels. An additional $12.3 million is expected to be remitted in 1998 with the balance due in 1999.

     Net cash provided by operating activities of continuing operations was $12.4 million for the six month period ended June 30, 1998, as compared to $4.8 million for the same period in 1997.

     Net cash used in investing activities was $50.9 million and $17.7 million for the six months ended June 30, 1998 and 1997, respectively. In the 1998 period, the Company completed its acquisition of Brovig requiring cash, net of cash acquired, in the amount of $25.5 million. This acquisition was funded through a nine-month bridge facility with a bank totaling GBP 10 million ($16.4 million) and from funds on hand. Additionally, the Company made the final payment on the Highland Rover of approximately $14.0 million in March 1998 and made progress payments during the six months in 1998 toward the completion of the Highland Spirit (formerly described as the Gallant Project) as well as the Bender Vessels. In the comparable 1997 period, the Company made the final payment on the Highland Drummer of approximately $12.9 million including a portion which was subsequently reimbursed in the form of a subsidy from the Norwegian government. In the three month period ended June 30, 1998, the Company had no vessels drydocked compared to four drydockings in the same prior year period.

     Net cash provided by financing activities was $36.4 million for the six month period ended June 30, 1998 and $3.3 million for the period ended June 30, 1997. The 1998 period includes proceeds from a nine-month bridge facility for the purchase of Brovig as well as from new debt for the delivery of the Highland Rover. Additionally, in connection with the acquisition of Brovig, the Company assumed approximately NOK 277 million ($37.4 million) of Brovig's long-term debt. The Company repaid these facilities with the net proceeds from the Offering. In the comparable 1997 period, the Company took delivery of the Highland Drummer which was partially funded from the Company's debt facilities.

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

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are international; therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling with a much smaller portion denominated in Norwegian Kroner subsequent to the acquisition of Brovig. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended June 30, 1998, currency fluctuations in Norwegian Kroner did not have a material impact on the results of the Company's operations. As of June 30, 1998, the Norwegian Kroner/U.S. Dollar exchange rate was Norwegian Kroner = $0.1305. The North Sea operations generated $16.6 million in revenues, $8.4 million in operating income and $1.9 million of cash flows from operations for the three months ended June 30, 1998. In the second quarter of 1998 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = U.S.$1.6913 to a low of GBP = U.S. $1.6217. For the three month period ended June 30, 1998, the average Sterling to U.S. Dollar exchange rate was 1.6539. The exchange rate in the comparable 1997 period was 1.6365. As of June 30, 1998, the Sterling/U.S. Dollar exchange rate was GBP = U.S.$1.6677.

     Reflected in the accompanying balance sheet for June 30, 1998, is a $1.2 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of June 30, 1998 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by the debt denominated in the same currency as the assets in the North Sea fleet.

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

     Portions of certain of the Company's Southeast Asia charters are denominated in Malaysian ringgits as are a portion of its operating costs. Beginning in 1998, charters in Malaysia have been fixed in U.S. dollars with only a portion approximately equal to local expenses fixed in Malaysian ringgit. Revenues fixed in this currency were approximately $1.1 million for all of 1997 while revenues fixed in Malaysian ringgit in the three month period ended June 30, 1998 were $0.1 million.
                                  19

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

                                PART II
                            OTHER INFORMATION
Item 4.  Submission of Matters of a Vote of Security Holders

     At the Company's Annual meeting of Stockholders held on May 14, 1998, the stockholders of the Company approved the election of all nominated directors as follows:


Nominee                     In Favor             Against
-------                     --------             -------
David J. Butters           6,263,753             3,503
Norman G. Cohen            6,263,865             3,391
Marshall A. Crowe          6,263,865             3,391
Louis S. Gimbel, 3rd       6,263,865             3,391
Robert B. Millard          6,263,857             3,399
Bruce A. Streeter          6,263,865             3,391


     In addition the stockholders approved and adopted the GulfMark Offshore, Inc. 1997 Equity Plan. The results of the voting with respect to the matter were 6,227,885 for, 23,192 against, 16,179 abstained.


Item 5.  Other Information

Notice of Shareholder Proposals

     The Securities and Exchange Commission recently adopted amendments to the discretionary voting provisions of Rule 14a-4 of the proxy rules. The changes became effective June 29, 1998. The amendments were intended to clarify when management may use the discretionary authority customarily contained in a proxy to vote against shareholder proposals made outside the mechanism of Rule 14a-8, such as proposals made by a shareholder from the floor of the meeting or through an independent proxy solicitation.

     Rule 14a-4(c) has always clearly authorized management to use discretionary authority granted in a proxy to vote against any shareholder proposal validly omitted from the Company's proxy materials pursuant to Rule 14a-8. With respect to proposals made entirely outside the mechanism of Rule 14a-8, such as a proposal that the proponent makes only from the floor of the meeting or a proposal that is the subject of an independent proxy solicitation by the proponent, Rule 14a-4(c) was somewhat ambiguous.

     Under revised Rule 14a-4(c), management may exercise discretionary authority to vote against any shareholder proposal of which they did not have notice at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting. The Company's proxy statement or proxy card must simply state that management intends to use its discretionary authority in this way as a general matter.

     If management receives notice of a non-14a-8 proposal on or before the required date, revised Rule 14a-4(c) still permits management to use discretionary voting authority to vote against the proposal. To do so, however, the Company's proxy materials must also include advice on the nature of the particular matter and how the Company intends to exercise its discretion on it.

     Management my not use discretionary authority under revised Rule 14a-4(c) to vote against a proposal with respect to which timely notice has been given, if, in addition, the proponent (1) provides the Company by the notice date with a written statement that it intends to solicit proxies from the holders of at least the percentage of the Company's voting shares required to carry the proposal, (2) includes a statement to that effect in the proponent's proxy statement, and (3) thereafter provides the registrant with a verification that such a solicitation has occurred. In such a case, management would have to solicit specific proxy authority in its own proxy materials in order to vote against the proposal rather than rely on discretion.

     Revised Rule 14a-4(c) further provides that in the event of any advance notice bylaw requiring that notice of a shareholder proposal be given by a certain date, then the date designated in the advance notice bylaw will apply in lieu of the 45 days designated in revised Rule 14a-4(c). The Company's Bylaws do not currently include an advance notice requirement for shareholder proposals. Therefore, the 45-day period described above will apply for purposes of determining the ability of management to exercise discretionary authority with respect to shareholder proposals pursuant to revised Rule 14a-4(c).

     At the next annual meeting of shareholders, management may exercise discretionary authority under its proxies, pursuant to revised Rule 14a-4(c), to vote against any shareholder proposal of which the Company does not have notice on or before February 15, 1999, which is 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     *10.1 - Multi-Currency Revolving Loan Agreement dated June 8,
             1998 among the Company, Christiania Bank og Kreditkasse ASA, The Chase Manhattan Bank, London Branch and others named therein.

     *27.1 - Financial Data Schedule.

* Filed herewith.

     (b)  Reports on Form 8-K.

     On May 12, 1998, the Company filed a report on Form 8-K announcing it was offering to sell $130 million principal amount of Senior Notes due 2008.

     On June 23, 1998, the Company filed a report on Form 8-K announcing that it sold in a private offering pursuant to Rule 144A $130 million 8-3/4% Senior Notes due 2008, priced to yield 8.8% to maturity.

     On July 30, 1998, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended June 30, 1998.




SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Frank R. Pierce
                                       -----------------------------
                                              Frank R. Pierce
                                         Executive Vice President
                                       (Principal Financial Officer)
Date: August 12, 1998

                             EXHIBIT INDEX

Exhibit No.


*10.1 - Multi-Currency Revolving Loan Agreement dated June 8, 1998 among the Company, Christiania Bank og Kreditkasse ASA, The
Chase Manhattan Bank, London Branch and others named therein.

*27.1 - Financial Data Schedule.

* Filed herewith.




































                                  24
10