Form 10-Q
period 1998-09-30
GULFMARK OFFSHORE INC
filed 1998-11-06
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 6, 1998: 8,123,365.

              (Exhibit Index Located on Page 23)

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                            1998           1997
                                                                          ---------       -------
                                                                         (Unaudited)     (Audited)
                                           ASSETS                              (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...........................................   $  35,562       $ 25,885
  Accounts receivable.................................................      20,267         10,505
  Prepaids and other..................................................       1,309            633
                                                                           -------        -------
    Total current assets..............................................      57,138         37,023

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
  of $30,543,000(unaudited) in 1998 and $23,641,000 in 1997...........     190,030        105,262

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY...............................          --          8,388
GOODWILL, NET.........................................................      18,384             --
DEFERRED ISSUANCE COSTS, NET..........................................       4,552             --
OTHER ASSETS..........................................................       2,825          3,988
                                                                           -------        -------
                                                                         $ 272,929      $ 154,661
                                                                           =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.........   $      63      $  10,506
  Accounts payable....................................................       5,590          3,839
  Other accrued liabilities...........................................       7,167          3,261
                                                                           -------        -------
    Total current liabilities.........................................      12,820         17,606
                                                                           -------        -------
LONG-TERM DEBT........................................................         569         42,918

SENIOR NOTES PAYABLE, net of discount.................................     129,583             --

DEFERRED TAXES AND OTHER..............................................      21,926          8,255

MINORITY INTEREST.....................................................          --            610


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.....................................................          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,123,365 (unaudited) and 7,915,962 shares issued and outstanding.          81             79
  Additional paid-in capital..........................................      61,164         60,487
  Retained earnings...................................................      43,267         26,271
  Cumulative translation adjustment...................................       3,519         (1,565)
                                                                           -------        -------
    Total stockholders' equity........................................     108,031         85,272
                                                                           -------        -------
                                                                         $ 272,929      $ 154,661
                                                                           =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                      ---------------------   -------------------
                                                          1998      1997           1998      1997
                                                        ------    -------        ------    -------
                                                         (In thousands, except per share amounts)
REVENUES............................................    $24,334   $12,642       $62,827   $33,673
COSTS AND EXPENSES:
  Direct operating expenses.........................      9,326     4,736        22,966    13,622
  General and administrative expenses...............      1,548     1,389         4,335     4,059
  Depreciation and amortization.....................      2,939     1,678         8,265     4,962
                                                        -------   -------       -------   -------
                                                         13,813     7,803        35,566    22,643
                                                        -------   -------       -------   -------
OPERATING INCOME....................................     10,521     4,839        27,261    11,030

OTHER INCOME (EXPENSE):
  Interest expense..................................     (2,550)   (1,215)       (6,625)   (3,831)
  Interest income...................................        337       268           809       483
  Minority interest.................................         88       (73)         (150)      (47)
  Gain on sale of joint venture interest............      2,920        --         2,920        --
  Other.............................................         (8)       18            18        36
                                                        -------   -------       -------   -------
                                                            787    (1,002)       (3,028)   (3,359)
                                                        -------   -------       -------   -------
Income from continuing operations before taxes......     11,308     3,837        24,233     7,671
INCOME TAX PROVISION................................     (3,109)   (1,211)       (7,237)   (2,331)
                                                        -------   -------       -------   -------
INCOME FROM CONTINUING OPERATIONS...................      8,199     2,626        16,996     5,340

LOSS FROM DISCONTINUED OPERATIONS,
 NET OF TAXES.......................................         --       --             --      (648)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
 NET OF TAXES.......................................         --       --             --    (1,426)
                                                        -------   -------       -------   -------
NET INCOME .........................................    $ 8,199   $ 2,626       $16,996  $  3,266
                                                        =======   =======       =======  ========
BASIC EARNINGS (LOSS) PER SHARE:
 Income from continuing operations..................    $  1.01   $  0.36       $  2.12  $   0.77
 Loss from discontinued operations,
   net of taxes.....................................         --       --             --     (0.09)
 Loss on disposal of discontinued operations,
   net of taxes.....................................         --       --             --     (0.21)
                                                        -------   -------       -------   -------
                                                        $  1.01    $ 0.36       $  2.12   $  0.47
                                                        =======   =======       =======  ========
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC).........      8,104     7,278         8,021     6,898
                                                        =======   =======       =======  ========
DILUTED EARNINGS (LOSS) PER SHARE:
 Income from continuing operations.................     $  0.99   $  0.35       $  2.06  $   0.76
 Loss from discontinued operations,
   net of taxes.....................................         --        --            --     (0.09)
 Loss on disposal of discontinued operations,
   net of taxes.....................................         --       --             --     (0.20)
                                                        -------   -------       -------   -------
                                                        $  0.99   $  0.35       $  2.06   $  0.47
                                                        =======   =======       =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)......       8,268     7,611         8,248     7,030
                                                        =======   =======       =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

              GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                            1998          1997
                                                                          -------      ---------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................    $ 16,996     $  3,266
 Loss from discontinued operations, net..............................          --        2,074
                                                                          -------      -------
 Income from continuing operations...................................      16,996        5,340
 Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization......................................       8,422        4,962
  Deferred and other income tax provision............................       6,859        1,992
  Gain on sale of investment in joint venture........................      (2,920)          --
  Minority interest..................................................        (191)          48

  Change in operating assets and liabilities:
      Accounts receivable............................................      (6,894)      (1,268)
      Prepaids and other.............................................        (472)         135
      Accounts payable...............................................       1,289          121
      Other accrued liabilities......................................       3,880          114
      Other, net.....................................................      (1,127)         204
                                                                          -------       ------
      Cash provided by continuing operations.........................      25,842       11,648
      Cash flow from discontinued operations.........................          --       (1,360)
                                                                          -------      -------
      Net cash provided by operating activities......................      25,842       10,288
                                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.................................     (28,764)     (16,713)
  Purchase of Brovig stock, net of cash acquired.....................     (25,543)          --
  Expenditures for drydocking and main engine overhaul...............        (922)      (2,903)
  Proceeds from sale of investment in joint venture..................       3,090           --
                                                                          -------      -------
      Net cash used in investing activities..........................     (52,139)     (19,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior Notes, net of offering costs..................     124,873           --
  Proceeds from stock offering, net of offering costs................          --       33,358
  Repayments of debt.................................................    (103,632)      (9,020)
  Proceeds from debt, net of direct financing cost...................      14,705        7,393
  Proceeds from exercise of options..................................         679          355
                                                                          -------      -------
     Net cash provided by financing activities.......................      36,625       32,086

Effect of exchange rate changes on cash..............................        (651)        (530)
                                                                          -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................       9,677       22,228

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.................      25,885       17,234
                                                                          -------      -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.......................     $35,562      $39,462
                                                                          =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized...........................     $ 2,519      $ 3,772
                                                                          =======      =======
Income taxes paid....................................................     $    84      $    65
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


                                           Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                           ------------------     ------------------
                                             1998       1997        1998       1997
                                           -------    -------     -------    -------
Weighted Average Shares:
Basic shares outstanding................      8,104     7,278       8,021     6,898
Effect of dilutive securities:
  Common stock options..................        164       333         227       132
                                           --------   -------     -------   -------
  Diluted shares outstanding............      8,268     7,611       8,248     7,030
                                            =======   =======     =======   =======

(3) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information"

("SFAS 131"). SFAS 131 redefines how operating segments are determined and requires disclosure of certain additional financial and descriptive information about a company's operating segments. SFAS 131 may require additional footnote disclosures and will be adopted by the Company in the fourth quarter of 1998.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This new standard is required to be adopted by the Company no later than January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company is currently evaluating the impact of the adoption of this new standard.

 (4) COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive income, net of related tax are as follows:

                                                  Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                  ------------------      ------------------
                                                    1998       1997         1998       1997
                                                  -------    -------      -------    -------
Net Income..................................      $ 8,199    $ 2,626      $16,996    $ 3,266

Foreign currency translation adjustments,
    net of tax                                      4,753     (1,015)       5,084       (730)
                                                  -------    -------      -------    -------
Comprehensive Income........................      $12,952    $ 1,611      $22,080    $ 2,536
                                                  =======    =======      =======    =======


     Currently, the Company's only comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)  INCOME TAXES

     During the quarter ended September 30, 1998, legislation in the United Kingdom was passed that lowered the tax rate to 30%. As a result, previous deferred taxes were restated to reflect the current rate. The cumulative effect of the adjustment to previously stated deferred taxes resulted in a reduction in the tax provision of $0.4 million in the current quarter.

(6)  SALE OF JOINT VENTURE INTEREST

     During July 1998, the Company sold for approximately $3.1 million cash its interest in a 51% owned joint venture, SeaMark Ltd., which operated two bareboat chartered vessels in Southeast Asia. The after tax gain from the transaction of approximately $1.9 million ($0.23 per share) is included in the Company's results for the quarter ended September 30, 1998.

(7)  LONG-TERM DEBT
     8.75% Senior Notes Due 2008

     On June 8, 1998, the Company completed the sale of $130,000,000 aggregate principal amount of its 8.75% Senior Notes Due 2008 (the "Initial Notes") which will mature on June 1, 2008. The offering was made pursuant to Rule 144A of the Securities Act of 1933 as amended. The Initial Notes were issued at a discount to yield 8.8%.

     On July 24, 1998, the Company commenced an exchange offer (the "Exchange Offer") through which it offered to exchange all of the Initial Notes for a series of 8.75% Senior Notes (the "Exchange Notes" and, together with the Initial Notes, the "Notes") which are identical in all material respects to the Initial Notes, except that they are registered under the Securities Act of 1933, as amended. The Exchange Offer was completed on August 24, 1998.

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


     The Company incurred approximately $4.7 million in costs associated with the sale of the Notes including $3.9 million of underwriters' discount. These debt issuance costs are reported in the condensed consolidated balance sheet as deferred issuance costs and will be amortized over the life of the Notes. The Notes were issued under an indenture (the "Indenture") between the Company and State Street Bank and Trust Company, N.A., as Trustee. The Indenture contains covenants including, among other provisions, limitations on liens and sale and leasebacks of certain properties and certain restrictions on the Company consolidating with or merging into another entity.

BANK CREDIT FACILITY

     On June 8, 1998, the Company entered into an agreement for a reducing revolving credit facility (the "Credit Facility") with certain banks (the "Lenders"). The Credit Facility contains two tranches. As of September 30, 1998, none of the Credit Facility has been drawn.

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

     Under certain circumstances, the maximum committed amounts under Tranche 1 and Tranche 2 may be increased to $30 million and $45 million, respectively. Both tranches will begin to reduce 39 months after closing. Each quarter thereafter, the Credit Facility will further reduce such that the Credit Facility is fully amortized after five years.

     Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at a rate of 0.5% per annum on the average unfunded portion of the Credit Facility.

     The Credit Facility requires the Company, on a consolidated basis, to maintain a maximum Leverage Ratio, a specified interest coverage ratio, and a minimum net worth.


(8)  BROVIG SUPPLY ACQUISITION

     As of December 31, 1997, the Company owned approximately 25 percent of the outstanding shares of Brovig Supply ASA, a publicly traded Norwegian company ("Brovig"). On February 10, 1998, the Company completed its acquisition of approximately 96 percent of the Brovig shares. The remaining four percent was acquired on March 26, 1998. Brovig has been renamed Gulf Offshore Norge AS.

     Total consideration for the acquisition was approximately $73.0 million, which included the assumption of debt of approximately NOK 277 million ($37.4 million). Approximately $16.4 million of the purchase price was funded through a Floating Rate Bridge Loan Facility dated February 4, 1998 (the "Bridge Loan") with a bank. The balance of the purchase price was funded by the Company's cash on hand. The shares were acquired pursuant to a public bid made by the Company in accordance with Norwegian law and the requirements of the Oslo Stock Exchange.

     In connection with the sale of the Initial Notes referred to in Note 7, the Company repaid the Bridge Loan and all debt assumed with the acquisition of Brovig. Brovig owns five offshore support vessels, including one newly built vessel which was delivered on December 19, 1997, and provides marine support and transportation services to companies engaged in offshore exploration and production of oil and natural gas in the North Sea.

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

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                                --------------------         --------------------
                                                 1998          1997           1998          1997
                                                ------        ------         ------        ------
                                                      (In thousands except per share data)
Revenues...................................   $24,334       $16,523         $64,682      $44,148
Operating income...........................    10,521         6,445          27,680       13,463
Income from continuing operations..........     8,199         3,685          17,168        5,578
    Per share data:
Income from continuing operations(basic)...   $  1.01       $  0.51         $  2.14      $  0.81
Income from continuing operations(diluted).      0.99          0.48            2.08         0.79



(9)  VESSEL ACQUISITIONS

     In April 1997 the Company purchased an unfinished supply vessel hull from a Singapore shipyard. In October 1997, the hull was delivered to a shipyard in England for completion. The anticipated cost of completing the hull including the cost of the hull is approximately $16.6 million, excluding capitalized interest. Delivery of the vessel is expected in November 1998.

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

     Interest is capitalized in connection with the construction of vessels. During the three and nine months ended September 30, 1998 $0.5 million and $1.1 million was capitalized, respectively, compared to the previous year when capitalizable amounts were immaterial.

     In addition to owned vessels, the Company will from time to time enter into bareboat charter arrangements whereby the Company pays the vessel owner a set rate for the vessel only. The Company currently has three vessels under long term bareboat charters. These vessels were delivered in June 1998, July 1998 and October 1998. Each of these vessels are chartered for an initial term of three years and the first two deliveries have begun working under three-year contracts.


(10)  DISCONTINUED OPERATIONS

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

     Summary Operating Data of Discontinued Operations

                                           Nine Months Ended
                                                  September 30,
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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of one vessel operating in Brazil, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of 37 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Twenty-seven vessels in the Company's fleet are owned, three are bareboat chartered and seven are managed.

     The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. While the declines in oil and natural gas prices in 1998 have not significantly affected the Company's operations, any prolonged depression in oil and natural gas prices could have a material adverse effect on the Company.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and incur expenses at similar rates. However, chartered vessels also incur bareboat charter expense rather than depreciation expense. Bareboat charter expense is generally higher than depreciation expense.

     In addition, the Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results, however management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods as shown in the table included in "Results of Operations".

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for certification. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected. For the three months ended September 30, 1998, five vessels were drydocked at a cost of $0.9 million compared to the three months ended September 30, 1997 when the Company drydocked two vessels at an aggregate cost of $0.6 million.

RESULTS OF OPERATIONS

     The table below sets forth, by fleet, the average day and utilization rates for the Company's vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of the Company's revenues and operating profit. The information detailed below is utilized by the Company's management to evaluate the performance of the business.

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                    September 30,
                                              --------------------            --------------------
                                               1998          1997              1998          1997
                                              ------        ------            ------        ------
Rates Per Day Worked (a)(b):
 North Sea Capable Fleet (c)(e)              $ 13,276     $  9,799          $ 12,268 (e)   $ 9,869
 Other (primarily Southeast Asia)               4,961        4,113             4,858         3,736

Overall Utilization(a)(b):
 North Sea Capable Fleet (percent)(e)            96.6%        99.9%             97.9%(e)      96.5%
 Other (primarily Southeast Asia)(percent)       84.7%        88.2%             86.0%         72.4%

Average Owned/Chartered Vessels(a)(d)
 North Sea Capable Fleet (e)                     16.8          9.0              14.7 (e)       9.0
 Other (primarily Southeast Asia)                12.2         14.0              13.4          14.0
                                               ------       ------            ------        ------
 Total                                           29.0         23.0              28.1          23.0
                                               ======       ======            ======        ======

-----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked, and utilization rate is total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea fleet are primarily earned in Sterling (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated. The average rates were GBP=$1.6541 and GBP=$1.6269 for the quarters ended September 30, 1998 and 1997, respectively. The average rates were GBP=$1.6513 and GBP=$1.6330 for the nine months ended September 30, 1998 and 1997, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.
(e) Includes the acquisition of Brovig calculated from February 10, 1998 and forward.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE
THREE MONTHS ENDED SEPTEMBER 30, 1997.

     Revenues in the quarter ended September 30, 1998 increased by $11.7 million, or 92% over the same period in 1997. Net income tripled from $2.6 million, $0.35 per share (diluted) in 1997 to $8.2 million, $.99 per share (diluted) in 1998. The Brovig acquisition accounted for almost 43% of the revenue and operating income improvements. Other increases came from the recently delivered Highland Rover (March 1998). Day rate improvements of 35% for the North Sea capable vessels and 21% for other vessels also contributed to the improvements over the prior year quarter.

     Included in the current quarter's income is an after tax gain of approximately $1.9 million ($0.23 per diluted share) for the July sale of the Company's 51% owned joint venture, SeaMark Ltd., which operated two bareboat chartered vessels in Southeast Asia for $3.1 million cash. Additionally the current quarter's results include the favorable impact of a change in tax rates in the United Kingdom, the cumulative effect of which reduced the tax provision by $0.4 million, or almost $0.05 per diluted share.

     The Company's depreciation and amortization expense for the period increased by $1.3 million primarily as a result of the newly acquired Brovig vessels and the delivery of the Highland Rover. Interest expense increased by $1.3 million over the same period in 1997 due to the increase in debt balances related to the acquisition of Brovig, the delivery of the Highland Rover and the impact of the Notes offering as further described in Liquidity and Capital Resources. The increase in interest expense was partially offset by increased interest income on higher cash balances.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE
NINE MONTHS ENDED SEPTEMBER 30, 1997.

     Changes in the Company's fleet were significant between the two periods. The 1998 period included more than seven months' operations of the five vessels acquired as part of the acquisition of Brovig in February of 1998. Additionally, the Company added the Highland Rover to the North Sea fleet on March 7, 1998.

     Revenues for the nine months ended September 30, 1998 increased 87% over the same period in 1997. Income from continuing operations increased $11.7 million to $17.0 million ($2.06 per share) for the nine-month period ended September 30, 1998 from $5.3 million ($0.76 per share) for the same period in 1997.

     The North Sea fleet accounted for over two-thirds of the increases in revenues and 71% of the increases in earnings. Brovig vessels represented just over 63% of the North Sea revenue increases and over half of the earnings increases with the remaining increases coming from a 24% improvement in day rates.

     The nine-month period ended September 30, 1998 also reflected an after tax gain of $1.9 million ($0.23 per diluted share) related to the July sale of the Company's 51% owned joint venture, SeaMark Ltd., which operated two bareboat chartered vessels in Southeast Asia for $3.1 million cash. Additionally the current quarter's results include the favorable impact of a change in tax rates in the United Kingdom, the cumulative effect of which reduced the tax provision by $0.4 million, or almost $0.05 per diluted share.

     The Company's depreciation expense for the nine-month period ended September 30, 1998 increased by $3.3 million primarily as a result of the newly acquired vessels. Interest expense for the nine-month period ended September 30, 1998 was up $2.8 million from the comparable period in 1997 related to the debt for the acquisition of the new vessels.

     In the nine month period ended September 30, 1997, the Company reflected a loss from discontinued operations, net of taxes, of $0.6 million related to the non-marine operations of the Company's predecessor.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ongoing liquidity requirements are generally associated with its need to service debt, fund working capital,
acquire or improve equipment and make other investments.   Since
its inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. In June 1998, the Company sold $130 million in 8.75% Senior Notes due June 1, 2008 (the "Initial Notes"), pursuant to Rule 144A of the Securities Act of 1933 (the "Offering"). The Initial Notes were issued at a discount to yield 8.8%. The net proceeds of the Offering were used to repay the Company's outstanding indebtedness under its existing facilities. At September 30, 1998, the Company had total outstanding debt of $130.1 million. On August 24, 1998, the Company completed an exchange offer through which it exchanged all of the Initial Notes for a series of 8.75% Senior Notes (the "Exchange Notes"), identical in all material respects to the Initial Notes, except that the Notes are registered under the Securities Act of 1933, as amended.

     In addition to the Offering, on June 8, 1998, the Company entered into an agreement for a reducing revolving credit facility (the "Credit Facility") with certain banks (the "Lenders"). The
Credit Facility contains two tranches.

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

     Under certain circumstances, the maximum committed amounts under Tranche 1 and Tranche 2 may be increased to $30 million and $45 million respectively. Both tranches will begin to reduce 39 months after closing. Each quarter thereafter, the Credit Facility will ratably reduce such that the Credit facility is fully reduced after five years.

     In April 1997, the Company acquired an unfinished supply vessel hull from a Singapore shipyard (the "Gallant Project"). In October of the same year, the hull was delivered to a shipyard in the United Kingdom for completion. The anticipated cost of the completed hull, including the acquisition cost of the hull, is approximately $16.6 million, excluding capitalized interest. A total of $14.2 million of the cost has been paid as of September 30, 1998, with the balance to be paid upon delivery. Delivery of the completed vessel, now named the Highland Spirit, is anticipated in November of 1998.

     In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels (the "Bender Vessels") with Bender Shipbuilding and Repair, Inc., of Mobile, Alabama. The contract cost for the completion of each of these vessels is approximately $11.0 million, excluding capitalized interest. Delivery of the first vessel is expected in early 1999, and the second vessel is anticipated in mid-1999. As of September 30, 1998, a total of $6.6 million has been paid related to these vessels. An additional $8.2 million is expected to be remitted by the end of 1998 with the balance due in 1999. The Company also has an option for the construction of two additional vessels. Net cash provided by operating activities of continuing operations was $25.8 million for the nine-month period ended September 30, 1998, as compared to $11.6 million for the same period in 1997.

     Net cash used in investing activities was $52.1 million and $19.6 million for the nine months ended September 30, 1998 and 1997, respectively. In the 1998 period, the Company completed its acquisition of Brovig requiring cash, net of cash acquired, of $25.5 million. This acquisition was funded through a nine-month bridge facility with a bank totaling GBP 10 million ($16.4 million) and from funds on hand. Additionally, the Company made the final payment on the Highland Rover of approximately $14.0 million in March 1998 and made progress payments during the nine months in 1998 toward the completion of the Highland Spirit (formerly described as the Gallant Project) as well as the Bender Vessels. In the comparable 1997 period, the Company made the final payment on the Highland Drummer of approximately $12.9 million including a portion which was subsequently reimbursed in the form of a subsidy from the Norwegian government. In the three-month period ended September 30, 1998, the Company had five vessels drydocked compared to two drydockings in the same prior year period.

     Net cash provided by financing activities was $36.6 million for the nine-month period ended September 30, 1998 and $32.1 million for the period ended September 30, 1997. The 1998 period includes proceeds from a nine-month bridge facility for the purchase of Brovig as well as from new debt for the delivery of the Highland Rover. Additionally, in connection with the acquisition of Brovig, the Company assumed approximately NOK 277 million ($37.4 million) of Brovig's long-term debt. The Company repaid these facilities with the net proceeds from the Offering. In the comparable 1997 period, the Company took delivery of the Highland Drummer which was partially funded from the Company's then existing credit facilities.

     Substantially all of the Company's tax provision is for deferred taxes. The Company has a net operating loss available in the United Kingdom primarily as a result of accelerated depreciation allowances under United Kingdom tax law.

     The Company believes that its current reserves of cash and short term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements.

CURRENCY FLUCTUATIONS AND INFLATION

     Substantially all of the operations of the Company are international; therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling with a much smaller portion denominated in Norwegian Kroner subsequent to the acquisition of Brovig. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended September 30, 1998, currency fluctuations in Norwegian Kroner did not have a material impact on the results of the Company's operations. As of September 30, 1998, the Norwegian Kroner/U.S. Dollar exchange rate was Norwegian Kroner = $.1354. The North Sea operations generated $18.4 million in revenues, $8.6 million in operating income and $14.7 million of cash flows from operations for the three months ended September 30, 1998. In the third quarter of 1998 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = U.S.$1.7085 to a low of GBP = U.S. $1.6160. For the three-month period ended September 30, 1998, the average Sterling to U.S. Dollar exchange rate was 1.6541. The exchange rate in the comparable 1997 period was 1.6269. As of September 30, 1998, the Sterling/U.S. Dollar exchange rate was GBP = U.S.$1.7000.

     Reflected in the accompanying balance sheet for September 30, 1998, is a $3.5 million cumulative translation adjustment primarily relating to a higher Sterling exchange rate as of September 30, 1998 than the average exchange rate weighted on the date of investment in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items.

     The Company generates a substantial portion of its revenues in non-U.S. dollar currencies of which GBP is the largest component. Although a portion of the costs related to non-U.S. dollar revenues are denominated in their respective non-U.S. currencies, the Company is exposed to risks from currency fluctuations on the portion of the revenues in excess of these costs. In order to mitigate the foreign currency risk, the Company may enter into hedging transactions designed to offset the risks from fluctuations in foreign currencies, although historically, the Company has not entered into any such hedging transactions.

     Portions of certain of the Company's Southeast Asia charters are denominated in Malaysian ringgits as are a portion of its operating costs. Beginning in 1998, charters in Malaysia have been fixed in U.S. dollars with only a portion approximately equal to local expenses fixed in Malaysian ringgit. Revenues fixed in this currency were approximately $1.1 million for all of 1997 while revenues fixed in Malaysian ringgit in the three-month and nine-month periods ended September 30, 1998 were $0.1 million and $0.3 million. The Company does not currently hedge this currency.

In areas where currency risks are potentially high, the Company accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

YEAR 2000

     The Company is currently in the process of reviewing its existing software and hardware for potential Year 2000 impact. Certain modifications are currently underway. The Company expects this process to be completed in advance of the year 2000 with the cost of the modifications being immaterial to the Company's results of operations and financial position.

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

                                PART II
                            OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     4.1 - Indenture dated as of June 8, 1998, among the Company as Issuer and State Street
           Bank and Trust Company, as Trustee including a form of the Company's 8 3/4% Senior Notes Due 2008 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 No. 333-594152.

   *27.1 - Financial Data Schedule.

* Filed herewith.

     (b)  Reports on Form 8-K.

     On July 30, 1998, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended June 30, 1998.

     On October 29, 1998, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended September 30, 1998.


                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Frank R. Pierce
                                    -----------------------------
                                           Frank R. Pierce
                                      Executive Vice President
                                    (Principal Financial Officer)
Date: November 6, 1998

                             EXHIBIT INDEX

Exhibit No.


4.1 - Indenture dated as of June 8, 1998, among the
      Company as Issuer and State Street
      Bank and Trust Company, as Trustee including a form of the Company's 8 3/4% Senior Notes Due 2008
      (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 No. 333-594152.

*27.1 - Financial Data Schedule.

* Filed herewith.

22