Form 10-K405
period 1998-12-31
GULFMARK OFFSHORE INC
filed 1999-03-25
CIK 1030749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-K


       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22853

                             GULFMARK OFFSHORE, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE
  (State or other jurisdiction of                        76-0526032
   incorporation or organization)           (I.R.S. Employer Identification No.)

5 POST OAK PARK, SUITE 1170, HOUSTON, TEXAS                77027
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

         Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 22, 1999: $45,901,722.

  Number of shares of common stock outstanding as of March 22, 1999: 8,123,365.

                       DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III Items 10,11,12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
                        Exhibit Index Located on Page 48.

                                                  TABLE OF CONTENTS

                                                                                          PAGE
PART I                                                                                    ----
   Items1.
   and  2.  Business and Properties.......................................................  3
            General Business..............................................................  3
            Offshore Marine Services Industry.............................................  4
            The Company...................................................................  9
            Properties.................................................................... 12
   Item 3.  Legal Proceedings............................................................. 12
   Item 4.  Submission of Matters to a Vote of Security Holders........................... 14

PART II
   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..... 14
   Item 6.  Selected Consolidated Financial Data.......................................... 15
   Item 7.  Management's Discussion and Analysis of financial Condition and Results of Operations........................................................... 16
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk.................... 24
   Item 8.  Consolidated Financial Statements and Supplementary Data...................... 25
   Item 9.  Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure.................................................... 44

PART III
   Item 10. Directors and Executive Officers of the Registrant............................ 44
   Item 11. Director and Executive Officer Compensation................................... 44
   Item 12. Security Ownership of Certain Beneficial Owners and Management................ 44
   Item 13. Certain Relationships and Related Transactions................................ 44

PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............... 44

                                     PART I


  ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                GENERAL BUSINESS

         GulfMark Offshore, Inc. (the "Company") was incorporated on December 4, 1996 under the name of "New GulfMark, Inc.," a wholly owned subsidiary of the corporation then known as GulfMark International, Inc. (the "Predecessor"). The Company was formed to facilitate the Predecessor's separation of its international offshore marine services business from its only U.S. operations, an erosion control business ("Ercon"), and its holding of common stock of Energy Ventures, Inc. (now known as Weatherford International, Inc. ("WFT")). In order to accomplish this separation, the Predecessor agreed to transfer the assets, liabilities and operations of its offshore marine services business to the Company (the "Contribution"). On April 30, 1997, the Contribution occurred and the offshore marine services business was separated from the Predecessor through the distribution of all of the then outstanding Common Stock of the Company to the Predecessor's common stockholders (the "Distribution") in accordance with the Agreement and Plan of Distribution dated December 5, 1996 (the "Distribution Agreement") among the Company, the Predecessor and WFT. Following the Distribution, on May 1, 1997, a subsidiary of WFT was merged (the "Merger") with and into the Predecessor, whose assets then consisted primarily of Ercon and an investment in approximately 4.5 million shares of WFT common stock. Immediately after the Merger, the Predecessor ceased public trading of its common stock.

         The Consolidated Financial Statements included herein present the results of operations of Ercon and the common stock of WFT owned by the Predecessor as discontinued operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 4 to the Consolidated Financial Statements of the Company.

         In connection with the Distribution, two shares of the Company's Common Stock were issued for each share of the Predecessor's common stock.

         The Company provides offshore marine services to companies involved in offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of the Company's operations are conducted in the North Sea and, with the exception of two vessels operating offshore Brazil, the balance are conducted in Southeast Asia. See Note 10 to the consolidated financial statements for an analysis of these geographic regions.

         The principal executive offices of the Company are located at 5 Post Oak Park, Suite 1170, Houston, Texas 77027-3414, and its telephone number at that address is (713) 963-9522.

SIGNIFICANT TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1998

         Brovig Acquisition

         In the first quarter of 1998, the Company acquired Brovig Supply ASA (renamed Gulf Offshore Norge AS) ("Brovig"), a vessel-owning company based in Norway. The Company added five vessels to its fleet as a result of the Brovig acquisition, consisting of four large platform supply vessels, including a newly constructed vessel delivered in December 1997, and one large anchor handling, towing and supply vessel. The purchase consideration for the Brovig acquisition was approximately $73.0 million, including the assumption of approximately NOK 277 million ($37.4 million) of indebtedness.

         Senior Notes Offering

         In June 1998, the Company completed a private placement of $130 million aggregate principal amount of its 8.75% Senior Notes due 2008 (the "Notes"), which will mature June 1, 2008 (the "Senior Notes Offering"). The Notes were subsequently exchanged for a series of 8.75% Senior Notes, the form and terms of which are identical in all material respects to the form and terms of the Notes, except that they are registered under the Securities Act of 1933, as amended, and, therefore, are not subject to transfer restrictions. The majority of the net proceeds received by the Company in connection with the Senior Notes Offering was used to repay in full certain of the Company's then outstanding debt. The balance of the proceeds was available for general corporate purposes, including capital expenditures associated with new vessel construction.

         New Credit Facility

         Simultaneously with the closing of the Senior Notes Offering, the Company entered into a single multicurrency revolving loan agreement (the "New Credit Facility"). The initial aggregate principal amount of $50.0 million under the New Credit Facility was increased to $75.0 million in December 1998. The New Credit Facility is available to provide financing for future acquisitions, working capital and other general corporate purposes.

         Sale of SeaMark Ltd.

         In July 1998, the Company sold, for approximately $3.1 million dollars in cash, its 51% interest in the SeaMark Ltd. joint venture, which operated two bareboat chartered vessels in Southeast Asia.

         For further discussion of the Brovig acquisition, the Senior Notes Offering, the New Credit Facility and the Sale of SeaMark Ltd., see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                      THE OFFSHORE MARINE SERVICES INDUSTRY

OVERVIEW

         The offshore marine services industry employs vessels to provide services that support the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms ("Offshore Marine Services"). The industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies, equipment and personnel. Offshore Marine Service providers are employed by oil companies that are engaged in the offshore exploration and production of oil and natural gas. Services provided by companies in this industry are performed in numerous locations worldwide. In excess of 100 vessels are being employed in each of the following major markets: the Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and the Persian Gulf. Vessel usage is also significant in other international areas, including offshore Brazil, India, Australia and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. Historically, few of these competitors have participated in all five of the major markets. As of March 22, 1999, the Company operates a fleet of 42 offshore support vessels, primarily in the North Sea (29 vessels) and Southeast Asia (11 vessels). Additionally, the Company operates 2 vessels offshore Brazil. The Company expects delivery of 7 additional new vessels by the end of 1999, 1 of which will be bareboat chartered, 2 will be owned and 4 will be managed. See
Note 10 to the Consolidated Financial Statements for further information regarding geographic regions.

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

VESSEL CLASSIFICATIONS

         Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are neither precise nor rigid, and it is not unusual for a vessel to fit in more than one of the categories. These functional classifications are: (i) platform supply vessel, (ii) anchor handling, towing and supply vessel, (iii) construction support vessel, (iv) standby rescue vessel, (v) crewboat, (vi) specialty vessel and (vii) utility vessel.

o PLATFORM SUPPLY VESSELS ("PSVS") serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. Utilizing space on deck and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150' to 200'. Large PSVs ("LgPSVs") range up to 275' and are particularly suited for supporting large concentrations of offshore production locations because of their large clear after decks and below deck capacities. The Company operates 19 LgPSVs in the North Sea (12 of which are owned by the Company) that function primarily in this classification but also are capable of service in construction support. In addition, the Company operates 2 PSVs in the North Sea that operate exclusively in this function and 10 SmAHTS vessels (as defined below) in Southeast Asia that often support production operations as PSVs.

o ANCHOR HANDLING, TOWING AND SUPPLY VESSELS ("AHTS") are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (up to 18,000 brake horsepower ("BHP") for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches. Vessels of this type with less than 7,000 BHP are referred to as small AHTS vessels ("SmAHTS"), while AHTS vessels in excess of 10,000 BHP are referred to as large AHTS vessels ("LgAHTS"). The Company owns 1 and operates 2 additional AHTS vessels in the North Sea and operates 1 in Brazil, and owns 10 in Southeast Asia. From time to time, all of the Company's AHTS vessels function as PSVs.

o CONSTRUCTION SUPPORT VESSELS are vessels such as pipelaying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. As indicated in the PSV section above, the Company operates 19 vessels (12 of which are owned by the Company) fitting the definition of pipe carriers (LgPSVs). The Company's North Sea fleet has the distinction of being the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

o STANDBY RESCUE VESSELS ("STBY") perform a safety patrol function for an area and are required for all manned locations in the United Kingdom sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid and shelter and, in some cases, also function as supply vessels. The Company does not own any vessels of this type, but presently manages two specialty vessels which operate in this capacity.

o CREWBOATS ("CREW") transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100' to 120' in length and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130' to 165' in length, and have greater cargo carrying capacities.

     They are used primarily to transport cargo on a time-sensitive basis. The Company owns one of these vessels currently operating in Southeast Asia.

o SPECIALTY VESSELS ("SPV") generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long range capabilities. These vessels are primarily used to support FPSOs, diving operations, ROVs, survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation. Four of the Company's owned vessels, the Highland Spirit, the Highland Fortress, the Highland Rover, and the Seapower frequently provide specialty functions, and four managed vessels are chartered for specialty functions (the Clwyd Supporter, the Sefton Supporter, the Austral Horizon and the Atlantic Horizon).

o UTILITY VESSELS are typically 90' to 150' in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. The Company does not operate any vessels in this category.

THE NORTH SEA MARKET

         The Company defines the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market are typically large and well capitalized entities (such as major oil companies and state owned oil companies), in large part because of the significant financial commitment required in this market. Projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons, than projects in regions with less demanding environments, such as the Gulf of Mexico. Consequently, vessel demand in the North Sea is generally steadier and less susceptible to abrupt swings than vessel demand in other regions.

         The market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the volatile exploration segment of the market represents the primary demand for AHTS vessels. While supply vessels also support the exploration segment, they additionally support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, since AHTS vessels are capable of performing in a supply role during periods of weakness in the exploration segment, the availability of AHTS vessels during prolonged periods of low oil prices, as currently being experienced, can put downward pressure on PSV demand.

         The Company's North Sea fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction and includes 18 owned and bareboat chartered vessels (16 PSV's, 1 AHTS, and 1 SpV) and 11 managed vessels (5 PSV's, 2 AHTS vessels and 4 SpVs). Onshore bases in Aberdeen, Scotland and Liverpool, England support these vessels.

         During the past four years, the North Sea market has experienced consistently high vessel utilization rates and increasing day rates. Increased drilling rig requirements during 1995 and 1996 led to a shortage of high specification drilling rigs. A number of long-term drilling contracts were signed during that period and, as demand increased in other regions, orders for new drilling rigs were placed. Accelerated activity in construction and development projects added to the demand for supply vessel services and by 1997 vessel demand was very strong. The positive market dynamics continued through to the end of 1998. However, a drop in oil price in the latter half of 1998 resulted in significant reductions in spending plans for 1999. Demand for vessel services in 1999 is expected to be well below that experienced in 1997 and 1998. Construction projects approved and initiated prior to the recent budget reductions appear likely to provide some market strength during the course of 1999 and again during the summer of 2000. Construction demand and continued requirements for support for existing production should provide a stable base and allow utilization in the region to remain at reasonable levels.

         The balance of supply and demand in the North Sea market will be influenced by the delivery of new construction vessels. Limited new construction occurred in 1990 and 1991, and only a few vessels were delivered between 1990 and 1995. In 1995 and 1996, the first significant construction activity since the early 1980s occurred, with a number of orders placed for delivery in 1996 and subsequent years. Demand for existing vessels outside of the North Sea and the expanded role for deep-water projects in worldwide locations left the regional fleet largely in balance through to the end of 1998. Reduced budgets and delayed delivery of new construction deepwater capable drilling units is likely to reduce near term demand for vessels outside of the North Sea. Market sources identify a total between 40 and 50 vessels on order in the North Sea region as of December 31, 1998 with anticipated delivery in 1999 or 2000. A lack of demand outside of the North Sea could create an oversupply situation in the North Sea.

THE SOUTHEAST ASIA MARKET

         The Company defines the Southeast Asia market as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam. The design requirements for vessels in this market are generally similar to the requirements in the Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand in this market and the technical requirements for vessels. The Company believes that several major exploration and production projects, which are currently in the planning stages, will significantly increase the future demand for Offshore Marine Services in the Southeast Asia market.

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

         Vessels in this market are typically smaller than those operating in certain other areas, such as the North Sea. Yet, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas where moderate weather conditions prevail have historically made up the bulk of the Southeast Asian fleet. In the middle part of the 1990s there has been pressure (most notably from Malaysia) to upgrade offshore vessel capabilities by establishing limits on the age of vessels working in certain countries' territorial waters and encouraging construction of new vessels designed particularly to operate in this region. This is less likely to be a factor in vessel selection during a period of reduced expenditures.

     Changes in supply and demand dynamics could lead to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to Southeast Asia would involve a significant cash and opportunity cost. Historically there has been some movement between operating areas, but vessel movements have not been a major factor in the Southeast Asia vessel market.

         Indonesia is the only member of the Organization of Petroleum Exporting Countries ("OPEC") in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Several large projects have now been identified that would exploit gas reserves. Indonesian-based operations utilize the largest number of service vessels in the region. Demand in Indonesia has seen a number of peaks and valleys during the decade. In 1992, demand softened as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures with local authorities. This reversed somewhat in 1993 and 1994, as some agreements were reached. However, in 1995, the oil companies pressed for further modifications to their production royalty and tax structures and reduced their exploration budgets, resulting in lower-than-expected activity in 1995 and only marginal improvement in 1996 and 1997. The market improved in early 1998 as part of a general improvement throughout Southeast Asia. The economic uncertainty and the effects of the recent political turmoil have and will reduce activity in the short term and may reduce vessel demand during 1999. The pace of development of major projects may be slowed, but they will lead to increased demand for vessel services in the long run.

     The rapid economic growth of many countries in the Pacific Rim up to the end of 1997 resulted in increased demand for energy and a related increase in oil and natural gas exploration. Decisions by local governments to implement policies that will reduce dependence on energy supplies from the Middle East stimulated additional interest in exploration in Southeast Asia. Virtually every country in the region has known or potential reserves for oil and natural gas. However, exploration activity suffered during 1993 and 1994, when oil prices declined, and has been slow to recover. Exploration budgets for the region were higher in 1997, but there has been a reduction in available drilling rigs because rigs have been redeployed to meet demand that has accelerated faster in other areas of the world. Activity during 1998 was quite strong despite the economic difficulties that spread through the region during the early months of the year. Despite reduced oil demand in Asia, vessel activity was reasonably firm throughout the year. The economic difficulties in Malaysia, Thailand, Indonesia and other Asian countries continue. Activity in the region will continue to be influenced by the economic climate. While drilling activity may be reduced in the short term the drive to develop local sources of hydrocarbons continues and significant potential for future activity remains.

THE BRAZILIAN MARKET

         The Seapower has been operating in Brazil since 1995 under a contract which runs into October 1999 with Petroleo Brasiliero S.A. ("Petrobras"), the Brazilian national Oil Company. The Leopard Bay, an AHTS built by Steamship Co. Ltd., ("Sanko") and bareboat chartered by the Company for three years, began a three-year contract with Petrobras in November 1998. The Brazilian government has undertaken a program that has opened the country to international oil companies either through joint ventures with Petrobras or possibly through competition for drilling concessions. There has been considerable discussion concerning partial privatization of Petrobras that would allow it to have greater access to capital markets. However, recent concern about the Brazilian economy has led to devaluation of the currency, and inflation and could have a significant effect on the Brazilian economy. This could lead to a reduction in activity and reduced demand for vessel services. During previous periods of high inflation and changing political climates, the Company has experienced no problems with its operations in this market. Recent commitments, subsequent to the economic concern, to joint ventures by international operators are encouraging. The Company believes that additional charter opportunities are likely to develop in the future.

         Similar to the North Sea, the Offshore Marine Services market in Brazil requires a large number of highly sophisticated vessels due to the harsh operating environment. The Company's ability to secure (and subsequently renew) a multi-year commitment payable substantially in U.S. dollars is an example of the terms and conditions offered to attract high quality vessels.

                                   THE COMPANY

THE COMPANY'S FLEET

         The fleet as of March 22, 1999 includes 42 vessels, 30 of which are capable of operating in one or more areas of the North Sea (i.e. the "North Sea Capable" vessels as distinguished from the standard vessels) the most technologically demanding of the five major offshore markets of the world. In total 28 of the vessels are owned by the Company, 3 are bareboat chartered from other owners and 11 are under management for other owners. The following table summarizes information with respect to each of these vessels, as well as 7 additional vessels currently under construction as indicated with*:

                                                    TYPE                              LENGTH        BHP          DWT
     LOCATION                  VESSEL               (A)         FLAG       BUILT      (FEET)        (B)          (C)
-------------------  ---------------------------  ---------   ----------  ---------  ---------   ----------    --------
NORTH SEA CAPABLE VESSELS
   OWNED
     North Sea       Highland Spirit (d)            SpV          UK         1998       202           6,000      1,800
     North Sea       Highland Rover                LgPSV         UK         1998       236           5,450      3,700
     North Sea       Highland Drummer              LgPSV         UK         1997       221           5,450      3,115
     North Sea       Highland Piper                LgPSV         UK         1996       221           5,450      3,115
     North Sea       Highland Pride                LgPSV         UK         1992       265           6,600      4,000
     North Sea       Highland Star                 LgPSV         UK         1991       265           6,600      4,000
     North Sea       Highland Fortress             LgPSV         UK         1982       255           6,120      3,200
     North Sea       Highland Warrior              LgPSV       Bermuda      1981       265           5,300      3,890
     North Sea       Highland Champion             LgPSV         UK         1979       265           4,800      3,320
     North Sea       Highland Legend                PSV          UK         1986       194           3,590      1,442
     North Sea       Highland Sprite                PSV          UK         1986       194           3,590      1,442
     North Sea       North Prince (e)              LgPSV         UK         1978       259           6,000      2,717
     North Sea       Skandi Hawk (e)               LgPSV       Norway       1990       265           6,600      4,000
     North Sea       Skandi Fortune (e)            LgPSV       Norway       1983       264           6,120      3,366
     North Sea       North Crusader (e)             AHTS       Norway       1984       236          12,000      2,064
     North Sea       North Challenger (e)          LgPSV       Norway       1997       221           5,450      3,115
     TBD             Highland Guide*               LgPSV         TBD        1999       218           4,640      2,800
     TBD             Highland Scout*               LgPSV         TBD        1999       218           4,640      2,800
   CHARTERED
     North Sea       Mercury Bay                   LgPSV       Bermuda      1998       221           5,450      3,115
     North Sea       Monarch Bay                   LgPSV       Bermuda      1998       221           5,450      3,115
     Brazil          Leopard Bay                    AHTS       Bermuda      1998       241          15,000      2,900
     North Sea       Torm Heron*                    AHTS       Bermuda      1999       241          15,000      2,900
   MANAGED
     Worldwide       Austral Horizon                SpV        Panama      76/98       297           4,400      1,641
     Worldwide       Atlantic Horizon               SpV        Bahamas     88/99       394           7,390      6,700
     North Sea       Clwyd Supporter                SpV          UK         1984       266          10,700      1,400
     North Sea       Sefton Supporter               SpV          UK         1971       250           1,620      1,233
     North Sea       Portosalvo                     AHTS         UK         1982       227          12,750      2,085
     North Sea       Sea Truck                     LgPSV         UK         1979       266           4,600      2,477
     North Sea       Safe Truck                    LgPSV         UK         1996       221           5,450      2,800
     North Sea       Torm Kestrel                  LgPSV       Bermuda      1998       221           5,450      3,115
     North Sea       Torm Osprey                    AHTS         UK         1999       241          15,000      2,900
     North Sea       Torm Eagle*                    AHTS         UK         1999       241          15,000      2,900
     North Sea       Gargano*                      LgPSV         UK         1999       236           5,450      3,700
     North Sea       Waveny Castle                 LgPSV         UK         1999       221           5,450      3,115
     North Sea       Waveny Fortress*              LgPSV         TBD        1999       221           5,450      3,115
     North Sea       Ace Nature                    LgPSV       Bermuda      1999       276           9,600      4,320
     North Sea       Ace TBN*                      LgPSV       Bermuda      1999       276           9,600      4,320
   OTHER VESSELS
    OWNED
     Southeast Asia  Sem Courageous                SmAHTS      Malaysia     1981       191           4,000      1,000
     Southeast Asia  Sem Valiant                   SmAHTS      Malaysia     1981       191           4,000      1,000
     Southeast Asia  Seawhip                       SmAHTS      Panama       1983       192           3,900      1,200
     Southeast Asia  Seawitch                      SmAHTS      Panama       1983       192           3,900      1,200
     Southeast Asia  Sea Explorer                  SmAHTS      Panama       1981       192           5,750      1,420
     Southeast Asia  Sea Diligent                  SmAHTS      Panama       1981       192           4,610      1,219
     Southeast Asia  Sea Endeavor                  SmAHTS      Panama       1981       191           4,000      1,000
     Southeast Asia  Sea Conquest                  SmAHTS      Panama       1977       185           3,850      1,142
     Southeast Asia  Sea Searcher                  SmAHTS      Panama       1976       185           3,850      1,215
     Southeast Asia  Sea Eagle                     SmAHTS      Panama       1976       185           3,850      1,215
     Southeast Asia  Searunner                      Crew       Panama       1982       120           2,720        126
     Brazil          Seapower                        SpV       Panama       1974       222           7,040      1,205

(a)      Legend:
         LgPSV - Large platform supply vessel
         PSV - Platform supply vessel
         AHTS - Anchor handling, towing and supply vessel
         SmAHTS - Small anchor handling, towing and supply vessel
         Crew - Crewboat
         SpV - Specialty vessel, including towing and oil spill response TBD - To be determined

(b) Brake horsepower.

(c) Deadweight tons.

(d) Formerly called the "Gallant Project".

(e) These vessels were acquired as part of the Brovig Supply ASA acquisition on February 10, 1998.


         The fleet summarized above includes two owned vessels delivered in 1998. The Highland Rover, a modified and extended (236') UT 755 design PSV that was delivered on March 7, 1998. In addition to the standard capabilities of the technologically advanced UT 755 design, the Highland Rover is equipped with a computer-controlled maneuvering system (also known as dynamic positioning) and is capable of launching ROVs through a specialized "moon pool".

         Additionally, the fleet includes the Highland Spirit (formerly known as the Gallant project), which was delivered in November 1998. The vessel is currently working on a five-year contract as a multipurpose support vessel for an FPSO installation. For a variety of economic reasons, exploration and production companies are increasingly employing FPSO structures in lieu of conventional fixed platform installations. The FPSO market typically employs more technologically advanced vessels capable of performing multiple functions, potentially under longer term (even "life of field") charters.

     The table also reflects two owned vessels currently under construction with Bender Shipbuilding and Repair Co. Inc. with delivery expected in April and June 1999. The Company also has an option to construct two additional vessels of similar design.

CUSTOMERS, CHARTER TERMS AND COMPETITION

         The Company's principal customers are major integrated oil companies and large independent oil and natural gas exploration and production companies working in international markets, as well as foreign government owned or controlled organizations and companies that provide logistic, construction and other services to such oil companies and foreign government organizations. During 1998, under multiple charters in the ordinary course of business, one customer accounted for 10% or more of total consolidated revenues. This customer, European Marine Contractors ("EMC"), is a construction company jointly owned by Brown & Root and Saipem, a subsidiary of ENI, the Italian national oil company, which accounted for 14.6% of the Company's consolidated revenues. The charters with EMC are industry standard time charters involving several of the Company's vessels for periods ranging from a few days or months to two years. The charters are generally not cancelable except for unsatisfactory performance by the vessel. The loss of a major customer could have a material adverse effect on the Company's financial condition and results of operations until a replacement is obtained.

     Substantially all of the Company's charters are fixed in Sterling, Norwegian Kroner and U.S. dollars. The Company reduces currency risk by matching each vessel's operating expenses to the currency in which it generates revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Fluctuations and Inflation."

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

FLEET AVAILABILITY

         As of December 31, 1998, 12 of the Company's owned and bareboat chartered vessels were on term charters extending one year or longer. Twenty-six were on charters of less than one year but over 30 days and four of the vessels were on a charter of less than 30 days.

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

         The Company maintains insurance coverage against the casualty and liability risks listed above which management considers to be adequate based on industry standards and the value of the fleet, including hull and machinery insurance for the vessels, protection and indemnity insurance against liabilities to employees and third parties for injury, damage or pollution and other customary insurance. The Company has not in the past experienced a loss in excess of policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover losses that the Company may incur or that adequate insurance at rates that the Company considers commercially reasonable will continue to be available.

SEASONALITY OF BUSINESS

         The operations of the fleet are subject to seasonal factors. Operations in the North Sea are generally at their highest level during the months from April to August and at their lowest levels during November to February. Vessels operating in Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asian location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions.

EMPLOYEES

         At December 31, 1998, the Company had 776 employees located in the United States, the United Kingdom, Norway, Southeast Asia and Brazil. Through its contract with a crewing agency, it participates in collective bargaining arrangements with 522 employees working on its North Sea vessels under agreements covering one-to-two year periods. The Company has no other collective bargaining agreements. Relations with the employees are considered satisfactory. To date, the operations of neither the Company nor its Predecessor have been interrupted by strikes or work stoppages.

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

ITEM 3.   LEGAL PROCEEDINGS

GENERAL

         Various legal proceedings and claims that arise in the ordinary course of business may be instituted or asserted against the Company relating to the Offshore Marine Services operations. Additionally, the Company may be subject to claims for indemnification by the Predecessor and WFT pursuant to the Company's indemnity obligations under the indemnities described below under "Distribution Agreement Obligation and Indemnities." Although the outcome of litigation cannot be predicted with certainty, management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company. The Company cannot predict whether any such claims may be made in the future.

DISTRIBUTION AGREEMENT OBLIGATIONS AND INDEMNITIES

         Indemnification Obligations to WFT. The Company has agreed under the Distribution Agreement to indemnify, defend and hold the Predecessor, WFT and their respective officers, directors, employees, agents and assigns harmless from and against any and all liabilities or environmental liabilities (including, without limitation, reasonable fees and expenses of attorneys, accountants, consultants and experts) that such parties incur, are subject to a claim for, or are subject to, that are based upon, arising out of, relating to or otherwise in respect of: (i) any breach of any covenant or agreement of the Company contained in the Distribution Agreement or any other agreement contemplated thereby; (ii) the acts or omissions of the Predecessor or any of its current or past subsidiaries or affiliated companies ("Predecessor Companies"), including Ercon, on or before the effective time of the Distribution; (iii) the acts or omissions of any Predecessor Company (other than Ercon), the Company or any of the Company's affiliates or the conduct of any business by them on or after the effective time of the Distribution; (iv) the Assumed Liabilities (as defined below) under the Distribution Agreement; (v) the assets being contributed to the Company, regardless of the Predecessor's or any Predecessor Company's prior use of any such asset; (vi) the conveyance, assignment, sale, lease or making available of such assets; (vii) the conveyance, assignment, sale, merger or contribution of the stock or share capital or assets of Ercon to the Predecessor; (viii) any taxes as a result of the Contribution, the Distribution or the Merger subsequently being determined to be a taxable transaction for foreign, Federal, state or local law purposes, regardless of the theory or reason for the transactions being subject to tax;
(ix) any and all amounts for which the Predecessor or WFT may be liable on account of any claims, administrative charges, self-insured retentions, deductibles, retrospective premiums or fronting provisions in insurance policies, including as the result of any uninsured period, insolvent insurance carriers or exhausted policies, arising from claims by the Predecessor's or any Predecessor Company's affiliates, or the employees of any of the foregoing, or claims by insurance carriers of the Predecessor or any Predecessor Company for indemnity arising from or out of claims by or against the Predecessor or any Predecessor Company for acts or omissions of the Predecessor or any Predecessor Company, or related to any current or past business of the Predecessor or any Predecessor Company or any product or service provided by the Predecessor or any Predecessor Company in whole or part prior to the effective time of the Distribution; (x) any liability under the

Consolidated Omnibus Budget Reconciliation Act of 1986 with respect to any employees of the Predecessor or any Predecessor Company who become employees of the Company after the Distribution; (xi) any settlements or judgments in any litigation commenced by one or more insurance carriers against the Predecessor or WFT on account of claims by the Company or any Predecessor Company or employees of the Company or any Predecessor Company; (xii) any and all liabilities incurred by the Predecessor or WFT pursuant to its obligations hereunder in seeking to obtain or obtaining any consent or approval to assign, transfer or lease any interest in any asset or instrument, contract, lease, permit or benefit arising thereunder or resulting therefrom; (xiii) any liability relating to the failure to comply with any bulk sales or transfer laws in connection herewith or with any of the other agreements contemplated hereby;
(xiv) the on-site or off-site handling, storage, treatment or disposal of any Waste Materials (as defined below) generated by the Predecessor or any Predecessor Company on or prior to the effective time of the Distribution or any Predecessor Company (other than Ercon) at any time; (xv) any and all Environmental Conditions (as defined below) on or prior to the effective time of the Distribution, known or unknown, existing on, at or underlying any of the properties owned, leased or operated by the Predecessor or Ercon on or after the effective time of the Distribution; (xvi) any and all Environmental Conditions, known or unknown, existing on, at or underlying any of the properties currently or previously owned or operated by the Predecessor or any Predecessor Company other than the properties owned, leased or operated by the Predecessor or Ercon after the effective time of the Distribution; (xvii) any acts or omissions on or prior to the effective time of the Distribution of the Predecessor or any Predecessor Company relating to the ownership or operation of the business of the Predecessor or any Predecessor Company or the properties currently or previously owned or operated by the Predecessor or any Predecessor Company; (xviii) any liability relating to any claim or demand by any stockholder of the Predecessor or WFT with respect to the Contribution, the Distribution, the Merger or the transactions relating thereto; and (xix) any liability relating to the Predecessor's 401(k) Plan and the other employee benefit or welfare plans of the Predecessor or any Predecessor Company arising out of circumstances occurring on or prior to the effective time.

         Covenants of the Company Relating to the WFT Indemnification. The Company agreed in the Distribution Agreement that it will not, and will cause its subsidiaries not to, merge, convert into another entity, engage in a share exchange for a majority of its shares, liquidate or transfer, assign or otherwise convey or allocate, directly or indirectly, in one or more transactions, whether or not related, a majority of the Company's assets (determined in good faith by a board resolution prior to the transaction on a fair value and consolidated basis) to any person unless the acquiring person (i) expressly assumes the obligations of the Company under the Distribution Agreement, (ii) executes and delivers to the Predecessor and WFT an agreement agreeing to be bound by each and every provision of the Distribution Agreement as if the acquiring person were the Company and (iii) has a net worth on a pro forma basis after giving effect to the acquisition or business combination equal to or greater than that of the Company (on a consolidated basis).

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

         The "Predecessor Retained Liabilities" means, and is limited solely to,
(i) accounts payable relating to the business of Ercon that are reflected on the balance sheet of the Predecessor at the effective time of the Distribution, (ii) accounts payable reflected on the balance sheet of the Predecessor at the effective time of the Distribution and agreed to by WFT and (iii) the obligations of the Predecessor and Ercon that arise after the effective time of the Distribution (other than obligations relating to matters existing or occurring on or prior to the effective time of the Distribution and indemnification, warranty and product liability, wrongful death or property claims associated with actions or omissions prior to the effective time of the Distribution or any business conducted prior to the effective time of the Distribution), including those obligations set forth under the express terms of the contracts of the Predecessor relating to the operations of Ercon.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "GMRK." The following table sets forth the range of high and low sales prices for the Company's Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                                                 High                   Low
                                                                             ----------             ----------
     Quarter ended March 31, 1998.........................................    $ 33.50                 $ 18.00
     Quarter ended June 30, 1998..........................................    $ 38.00                 $ 22.63
     Quarter ended September 30, 1998.....................................    $ 25.00                 $ 11.75
     Quarter ended December 31, 1998......................................    $ 19.25                 $ 10.25

         On March 22, 1999, the closing sale price of the Company's Common Stock as reported by the Nasdaq National Market was $12 1/8 per share. As of March 22, 1999, there were 2,710 shareholders of record.

         The Company has not declared or paid any dividends during the past five years. Pursuant to the terms of the indenture under which the Notes are issued, the Company may be restricted from declaring or paying dividends; however, the Company currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. The declaration of dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investees, financial requirements, general business conditions and other factors.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The Consolidated Financial Statements included herein, as well as the financial data presented in the table below, present the net assets and results of operations of Ercon and the common stock of WFT owned by the Predecessor as discontinued operations of the Company for all periods presented. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                              --------      --------      --------      --------      --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA :
Revenues ................................     $ 86,194      $ 46,019      $ 34,749      $ 27,233      $ 27,692
Direct operating expenses ...............       34,102        18,231        16,178        15,386        15,171
General and administrative expenses .....        5,718         5,364         4,523         3,483         3,643
Depreciation and amortization ...........       11,345         6,711         5,013         5,472         5,065
                                              --------      --------      --------      --------      --------
Operating income ........................       35,029        15,713         9,035         2,892         3,813
Gain on sale of assets ..................        2,930          --            --            --             842
Interest expense, net ...................       (8,208)       (3,819)       (3,467)       (2,613)       (2,179)
Other income (expense), net .............         (146)          (73)          (86)          180           (12)
Income tax provision ....................       (8,816)       (3,626)       (1,839)          (91)         (981)
                                              --------      --------      --------      --------      --------
Income from continuing operations .......       20,789         8,195         3,643           368         1,483
Income (loss) from discontinued
     operations, net of taxes ...........         --            (648)        4,796        (2,270)          591
Loss on disposal of segment, net of taxes         --          (1,426)         --            --            --
                                              --------      --------      --------      --------      --------
Net income (loss) .......................     $ 20,789      $  6,121      $  8,439      $ (1,902)     $  2,074
                                              ========      ========      ========      ========      ========
Earnings per share from continuing
     operations (basic) .................     $   2.58      $   1.15      $   0.55      $   0.06      $   0.22
Weighted average common shares (basic) ..        8,047         7,155         6,676         6,644         6,640
Earnings per share from continuing
     operations (diluted) (a) ...........     $   2.52      $   1.11      $   0.54      $   0.06      $   0.22
Weighted average common shares
     (diluted) (a) ......................        8,255         7,413         6,782         6,703         6,666
STATEMENT OF CASH FLOWS DATA:
Cash provided by (used in) operating
     activities of continuing operations      $ 32,471      $ 19,112      $  8,539      $  6,389      $  5,448
Cash provided by (used in) investing
     activities .........................      (62,142)      (37,218)      (24,493)      (15,093)         (258)
Cash provided by (used in) financing
     activities .........................       36,475        28,658        17,894         9,567        (7,970)
Effect of exchange rate changes on cash .         (682)         (541)          924          (160)          124
OTHER DATA:
EBITDA (b) ..............................     $ 46,374      $ 22,424      $ 14,048      $  8,364      $  8,878
Cash dividends per share ................         --            --            --            --            --
Total vessels in fleet (c) ..............           38            30            28            22            20
Average number of owned or chartered
     vessels(d) .........................         28.7          23.0          18.3          15.0          16.2


                                                                    AS OF DECEMBER 31,
                                              ------------------------------------------------------------
                                                1998         1997         1996         1995        1994
                                              --------     --------     --------     --------     --------
BALANCE SHEET DATA:
Cash and cash equivalents ...............     $ 32,007     $ 25,885     $ 17,234     $  5,136     $  2,645
Vessels and equipment, net ..............      192,615      105,262       87,405       61,343       51,175
Net assets of discontinued operations (e)         --           --         14,837       19,275       23,512
Total assets including discontinued
     operations .........................      271,369      154,661      131,307       94,179       87,821
Total assets excluding discontinued
     operations .........................      271,369      154,661      116,470       74,904       64,309
Long-term debt (f) ......................      130,136       42,918       50,811       33,600       26,727
Total stockholder's equity excluding
     discontinued operations (g) ........      108,490       85,272       47,179       31,653       29,513

-------------------------

(a) Earnings per share is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding.

(b) As used herein, EBITDA is operating income plus depreciation and amortization. EBITDA may be used by management of the Company as a supplemental financial measurement in the evaluation of its business and in establishing its capital budget and should not be considered as an alternative to net income, as an indicator of the operating performance of the Company, as an alternative to cash flows or as a measure of liquidity. Because EBITDA is not uniformly calculated among and across industry groups, this measure may not be comparable to similarly titled measures reported by other companies. EBITDA is presented here to provide additional information about the Company.

(c) Includes managed vessels in addition to those that are owned and chartered. See pages 5 and 9 for further information concerning the Company's fleet.

(d) Includes owned and chartered vessels only. Adjusted for additions and dispositions occurring during each period. See pages 5 and 9 for further information concerning the Company's fleet.

(e) Reflects the financial statement information for the non-marine businesses of the Company's Predecessor.

(f)  Excludes current portion of long-term debt.

(g)  Discontinued operations were disposed of on May 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained herein. See also "Selected Consolidated Financial Data."

GENERAL

         The Company was incorporated on December 4, 1996 under the name of "New GulfMark, Inc.," a wholly owned subsidiary of the Predecessor. The Company was formed to facilitate the Predecessor's separation of its international Offshore Marine Services business from its only U.S. business operation, Ercon, and its large holding of common stock of WFT. In order to accomplish this separation, the Predecessor agreed to transfer the assets, liabilities and operations of its Offshore Marine Services business to the Company. On April 30, 1997, the Contribution occurred, and the Offshore Marine Services business was separated from the Predecessor through the distribution of all of the then outstanding common stock of the Company to the Predecessor's common stockholders in accordance with the Distribution Agreement. Following the Distribution, on May 1, 1997, a subsidiary of WFT was merged with and into the Predecessor, whose assets then consisted principally of Ercon and its investment in WFT common stock. Immediately after the Merger, the Predecessor ceased public trading of its common stock.

         In connection with the Distribution, two shares of the Company's Common Stock were issued for each share of the Predecessor common stock. Also, in connection with the Merger, the Predecessor's stockholders received shares of WFT common stock. See Note 4 to the Consolidated Financial Statements.

         The Company's operations currently consist of the Offshore Marine Services business, which represents over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor. Consequently, the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements included elsewhere herein, present the results of operations of Ercon and the common stock of WFT owned by the Predecessor as discontinued operations of the Company for all periods presented. See Note 4 to the Consolidated Financial Statements.

         Unless otherwise indicated, references to "GulfMark" or the "Company" are (i) for all periods through April 30, 1997, the effective date of the Contribution and Distribution, to the Predecessor and its consolidated subsidiaries (treating Ercon and the investment in WFT as discontinued operations for all periods), and (ii) for all periods subsequent to April 30, 1997, to GulfMark Offshore, Inc. and its consolidated subsidiaries.

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of two vessels operating in Brazil, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of 42 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Of the vessels in GulfMark's fleet, 28 are owned, 3 are bareboat chartered from other owners and 11 are managed.

         The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. There were significant declines in oil and gas prices during the year ended December 31, 1998. Current trends in market prices, if continued, would have a material adverse effect on the Company's results of operations.

         An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter hire expense instead of depreciation expense, which is generally less than charter hire expense.

         In addition, the Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results, but management fees are included in operating revenues. These vessels and a standby rescue vessel that was chartered by the Company through December 31, 1996, have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable years.

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

         Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the year ended December 31, 1998, the Company completed the drydocking of 6 vessels at an aggregate cost of $1.3 million, versus 14 vessels drydocked at an aggregate cost of $4.0 million in 1997 and 5 vessels at an aggregate cost of approximately $1.2 million in 1996.

     Over the last several years, the Company has been actively expanding its fleet by the construction of new vessels, by the acquisition of existing equipment from the resale market and by bareboat chartering vessels owned by others. Owned or chartered newbuilds added to the fleet during the past three years as well as those currently under construction are as follows:

         VESSEL                             DELIVERY DATE
     o Highland Piper  (owned)              March 1996
     o Highland Drummer  (owned)            January 1997
     o Highland Rover  (owned)              March 1998
     o Leopard Bay (chartered)              June 1998
     o Mercury Bay (chartered)              July 1998
     o Monarch Bay (chartered)              October 1998
     o Highland Spirit (owned)*             November 1998
     o Highland Guide (owned)               April 1999 (anticipated)
     o Torm Heron  (chartered)              May 1999 (anticipated)
     o Highland Scout (owned)               June 1999 (anticipated)

*Formerly referred to as the "Gallant Project"

     Total expenditures made for the construction of vessels during the years ended December 31, 1998, 1997 and 1996 were $37.4 million, $23.2 million, and $12.4 million, respectively. At December 31, 1998, remaining expenditures under existing construction contracts was approximately $9.6 million.

     The following list indicates the owned or chartered vessels that were added to the fleet from the resale market in the past five years:

     VESSEL                                          ACQUISITION DATE
     o Sea Explorer  (owned)                         August 1996
     o Sea Diligent  (owned)                         August 1996
     o Sea Conquest  (owned)                         August 1996
     o Sea Endeavor  (owned)                         August 1996
     o Sea Eagle  (owned)..                          August 1996
     o Sea Searcher  (owned)                         August 1996
     o North Prince  (owned)                         February 1998
     o Skandi Hawk  (owned)                          February 1998
     o Skandi Fortune  (owned)                       February 1998
     o North Crusader  (owned)                       February 1998
     o North Challenger  (owned)                     February 1998

     The six vessels acquired in 1996 were purchased from Maritime (Pte), Limited (the "Maritime Acquisition") at an aggregate cost of $10.5 million while the five vessels acquired in 1998 resulted from the Brovig acquisition for a total cost of approximately $73 million, including debt assumed.

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

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1997           1996
                                                ---------      ---------      ---------
Rates Per Day Worked (a) (b):
     North Sea Capable Fleet (c) ..........     $  12,068      $   9,930      $   8,819
     Other (Primarily Southeast Asia) .....         4,859          3,830          3,228
Overall Utilization (a) (b):
     North Sea Capable Fleet (c) ..........          97.8%          96.5%          95.1%
     Other (Primarily Southeast Asia) .....          84.6%          75.4%          75.6%
Average Owned or Chartered Vessels (a) (d):
     North Sea Capable Fleet ..............          15.7            9.0            7.8
     Other (Primarily Southeast Asia) .....          13.0           14.0           10.5
                                                ---------      ---------      ---------
         Total ............................          28.7           23.0           18.3
                                                =========      =========      =========

(a) Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c) Revenues for vessels in the North Sea fleet are primarily earned in Sterling ((pound)) and have been converted to U.S. dollars ($) at the average exchange rate ($/(pound)) for the periods indicated. The average exchange rates for the years ended December 31, 1998, 1997 and 1996 were (pound) = $1.66, (pound) = $1.64 and (pound) = $1.56, respectively.

(d) Adjusted for vessel additions and dispositions occurring during each period.

  COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

     In spite of the downturn in oil and gas prices, during the year ended December 31, 1998, the Company reported record results. These results were achieved in part because of the Company's high level of forward contract cover at the beginning of 1998. Additionally, the Company's presence within international markets, particularly the North Sea, has further provided some insulation to current industry conditions. The length of the planning horizons and the high level of costs to fund exploration and production in these areas requires a long term view of the industry.

     During 1998, the Company experienced considerable growth in the size of its fleet. All of the expansion occurred in the fleet based in the North Sea. The single largest addition was the acquisition of the Norwegian vessel owning company, Brovig Supply ASA, in February 1998. This company owned a large AHTS and four large PSVs including a newly constructed vessel delivered in December 1997. Combined, these vessels accounted for approximately half of the Company's revenue and earnings increases when compared to 1997. Each of these vessels is working in the North Sea. Additional revenue and earnings growth came from the March 1998 delivery of the newbuild Highland Rover and the November 1998 delivery of the newbuild Highland Spirit. These vessels began three and five year contracts, respectively, upon delivery. Combined they contributed 15% of the earnings improvements during 1998. Three additional newbuild bareboat chartered vessels built for Sanko Steamship Co. Ltd., were added to the fleet during 1998: the Leopard Bay, the Mercury Bay and the Monarch Bay were added to the fleet in June, July and October, respectively. While these vessels contributed approximately $6 million to the revenue increases, their operating margins are not as high as owned vessels because the bareboat fees are higher than depreciation expense on similarly priced vessels. In addition to the vessel additions in the North Sea, other vessels operating in the North Sea experienced improvements in dayrates and utilization due in significant part to the expanded 1998 construction season. The Highland Fortress, one of the Company's vessels particularly attractive to construction support charterers, accounted for almost 10% of the Company's increase in operating earnings for the year.

     In Southeast Asia, the fleet saw considerable improvement in 1998 compared to 1997 with average dayrates improving more than 25% and the average utilization rate for these vessels increasing to 85% from 75% in the prior year. Results for the year ended December 31, 1998 also benefited from the inclusion of a pre-tax gain of approximately $2.9 million ($0.23 per diluted share, net of tax) for the July cash sale of the Company's 51% owned joint venture, SeaMark Ltd. ("SeaMark"), which operated two bareboat chartered vessels in Southeast Asia. Despite the decreases in revenues associated with the disposition of the two SeaMark vessels, revenues in Southeast Asia increased from $12.8 million in 1997 to 17.4 million in 1998.

     Depreciation and interest expense, net of interest income, for the year increased 69% and 115%, respectively, from 1997 as a result of the vessel acquisitions described above and the Senior Notes Offering completed by the Company in June 1998.

  COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

         The year ended December 31, 1997, included significant changes from the same period in 1996. Two large PSVs, the Highland Piper and the Highland Drummer, were purchased and added to the Company's North Sea fleet on March 15, 1996 and January 3, 1997, respectively. The Southeast Asia fleet operated with an additional six vessels for the full year compared to only five months in the previous year. Utilization rates in the North Sea remained high and there was an increase in day rates.

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

         In Southeast Asia, revenues increased approximately 65%, or $5.0 million, and vessel earnings increased more than 94%, or $3.1 million. The addition of six vessels in the Maritime Acquisition accounted for 62% of the earnings increases. In Southeast Asia, the fleet has seen increases in day rates throughout the year as well as improvements in utilization rates. Overall utilization in Southeast Asia was down moderately compared to 1996 because, during the first quarter of 1997, management was unwilling to accept term charters at the prevailing market rates in that period, preferring to operate the vessel on spot-market charters, as the Company was anticipating an improving market. Beginning in the second quarter of 1997, rates in that region began to improve and term charters were accepted.

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

         The Company reflected an operating loss from discontinued operations of $0.6 million, compared to a gain of $4.8 million in 1996. The loss in 1997 was primarily due to provisions for certain legal and tax issues related to Ercon's operations. The income reflected in 1996 included the gain of approximately $4.1 million from the sale of shares of WFT, Inc. held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire or improve equipment and make other investments. Since its inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Historically, bank financing and internally generated funds have provided funding for these activities.

     In June 1998, the Company sold $130 million of 8.75% Senior Notes (the "Notes"). Net proceeds from the sale totaled $124,723,000 after a discount of $430,300 and offering costs of $4,846,700. The net proceeds were used to repay substantially all the outstanding indebtedness of the Company under various bank credit facilities which were secured by mortgages on many of the Company's vessels.

     Interest on the Notes is payable semi-annually each June 1 and December 1. The Notes do not require any payments of principal prior to their stated maturity on June 1, 2008, but pursuant to the indenture under which the Notes are issued, the Company is required to make offers to purchase the Notes upon the occurrence of certain events, such as asset sales or a change in control of the Company. The Notes are not redeemable at the option of the Company prior to June 1, 2001.

         The Notes are general unsecured obligations of the Company and rank equally in right of payment with all existing and future unsecured senior indebtedness of the Company, which may include borrowings under the New Credit Facility, and senior to all future subordinated indebtedness of the Company. The Notes will be effectively subordinated to (i) all future secured obligations of the Company to the extent of the assets securing such obligations and (ii) all existing and future indebtedness and other obligations of the Company's subsidiaries and trade payables incurred in the ordinary course of business. Under certain circumstances, the Company's payment obligations under the Notes may be jointly and severally guaranteed on a senior unsecured basis by one or more of the Company's subsidiaries.

         The indenture under which the Notes are issued imposes operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend or other payments.

     Simultaneous with the closing of the Senior Notes Offering, in June 1998, the Company also entered into the New Credit Facility with two banks for a total of $50 million. On December 8, 1998, an additional lender was added which increased the facility to $75 million. The New Credit Facility has two tranches. Tranche 1 is unsecured and is available for general corporate purposes. The maximum commitment amount is limited to $30 million. Interest on outstanding balances under Tranche 1 accrues at LIBOR plus a margin ranging from 1.0% to 1.375% as determined by the Company's ratio of funded debt to total capitalization ("Leverage Ratio").

     Tranche 2 is available to finance the acquisition of (i) up to 50% of the acquisition costs of shares in another company (a "Share Acquisition") or (ii) up to 65% of the purchase price of a vessel (a "Vessel Acquisition"). Drawings under Tranche 2 will be secured, in the case of a Share Acquisition, by the capital stock of the acquired company or, in the case of a Vessel Acquisition,
(i) by a first priority mortgage, (ii) by an assignment of earnings and insurance and (iii) by an assignment of charters over one year. The maximum committed amount is $45 million. The interest on outstanding balances under Tranche 2 is LIBOR plus 0.80% to 1.25% depending on the Company's Leverage Ratio. Both tranches shall begin to reduce beginning on September 8, 2001, and shall be fully reduced by June 8, 2003.

     As of December 31, 1998, the Company had cash on hand of $32 million. Cash flows from operations for the year ended December 31, 1998, were $32.5 million compared to $19.1 million in the previous year. The increase in operating cash flow was attributable to the significant increase in the number of vessels in the Company's fleet during 1997 and 1998 as well as to higher dayrates and utilization.

     Cash flows for investing activities for the years ended December 31, 1998 and 1997 were $62.1 and $37.2 million, respectively. The Company's primary capital expenditure requirements are for the construction of new vessels, the acquisition of vessels from the resale market as well as the funds required for the drydocking of its vessels every two to three years. The years ended December 31, 1998 and 1997 included $25.5 million and $8.4 million, respectively, for the purchase of shares of Brovig Supply ASA, a Norwegian publicly traded shipowner with five vessels. Additionally, during 1998, payments for the newbuilds owned by the Company were made with respect to the Highland Rover, delivered in March 1998, the Highland Spirit, delivered in November 1998, as well as progress payments for the Highland Guide and the Highland Scout due to be delivered in 1999. At December 31, 1998, the total remaining commitment for the two vessels under construction is approximately $9.6 million with $3.8 million remaining as of March 22, 1999. Investing activities are also impacted by the number of vessels required to be drydocked. In 1998, there were six vessels drydocked at an aggregate cost of $1.3 million compared to fourteen vessels drydocked in 1997 at an aggregate cost of $4.0 million.

     Cash flows for financing activities was $36.5 million for the year ended December 31, 1998 and $28.7 million for the 1997 period. The 1998 period included the sale of the Notes in June while the 1997 period included the drawdown of facilities related to the construction of vessels. Additionally, in August 1997, the Company sold 1,125,000 shares of its common stock for net proceeds of $33.4 million.

         Substantially all of the Company's tax provision is for deferred taxes. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

         The Company believes that the current reserves of cash and short term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance its operating requirements. However, the ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of the Company's operations. To the extent that internal sources are insufficient to meet those cash requirements, the Company intends to seek other debt or equity financing; however, the Company can give no assurances that such debt or equity financing would be available on terms acceptable to the Company.

CURRENCY FLUCTUATIONS AND INFLATION

         Substantially all of the operations of the Company are conducted overseas, therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling and substantially all operating costs are in Sterling. The North Sea fleet generated $64.2 million in revenues, $28.6 million in operating income and $25.1 million of cash flows from operations for the year ended December 31, 1998. In 1998, the Sterling/U.S. dollar exchange rate ranged from a high of (pound) = U.S.$1.71 to a low of (pound) = U.S. $1.61 with an average of (pound) = $1.66 for the year. As of March 22, 1999, the Sterling/U.S. Dollar exchange rate was (pound) = U.S.$1.63.

     Prior to the issuance of the Notes, the Company reduced its exposure to currency fluctuations by arranging for the debt financing associated with a vessel and its operating costs to be denominated in the same currency in which it earned revenue. Under these conditions the effect on cash flows of a fluctuation in the exchange rate is largely offset by the effect on same currency denominated borrowings.

     With the completion of the Senior Notes Offering in June 1998, the Company's debt is entirely denominated in U.S. dollars, while a substantial portion of the Company's revenue continues to be generated in Sterling. The Company has evaluated these conditions and has determined that it is in the best interest of the Company not to use any financial instruments to hedge this exposure under present conditions.

     The Company's decision is based on a number of factors including among others, (i) the cost of using such instruments in relation to the risks of currency fluctuations, (ii) the propensity for adjustments in Sterling denominated vessel day rates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. dollars, (iii) the Company's strong cash position substantially held in U.S. dollars, (iv) the level of dollar denominated borrowings available to the Company and (v) the conditions in the Company's dollar generating regional markets. One or more of these factors may change and the Company, in response, may begin to use financial instruments to hedge risks of currency fluctuations.

     The Company will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on the Company's financial results. At December 31, 1998, the Company did not have any foreign currency exchange contracts outstanding.

         Historically, certain of the Company's Southeast Asia charters were denominated in Malaysian ringgits, as were a portion of its operating costs. Revenues fixed in this currency were approximately $0.4 million in 1998, $1.1 million in 1997 and $1.6 million for 1996. Beginning in 1998, charters in Malaysia have been primarily fixed in U.S. dollars with only a portion fixed in Malaysian ringgits which approximately equals the Company's local expenses. Malaysian currency rates had been relatively stable during most of this decade, however, beginning in July 1997, most currencies in Southeast Asia began to weaken against the U.S. dollar. During 1998, the Malaysian ringgit averaged M$=U.S.$0.26 and was M$=U.S.$0.26 at December 31, 1998. The Company does not currently hedge this currency. Where currency risks are potentially high, the Company normally accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

         Reflected in the accompanying balance sheet at December 31, 1998, is a $1.5 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of December 31, 1998 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated loans between companies in the North Sea.

         To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income in the financial statements and is effective for the Company beginning in 1998. The adoption of this statement resulted in an additional statement relating to fluctuations in the cumulative translation adjustment.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 required additional disclosures beginning in 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 will be effective beginning in 2000. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four so that date sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900. The Company has been conducting a comprehensive review of its computer systems to ensure that all of its significant computer systems will be able to process dates from and after January 1, 2000 without critical failure. Computerized systems are integral to the Company's operations, particularly for accounting and administrative software applications used throughout its locations. Computerized systems are furthermore used for communication, navigational and other systems aboard certain of the Company's vessels. Most of the Company's software applications are licensed through commercial third party software developers with whom the Company has maintenance contracts. Each of these software developers have already modified and released newer versions of their product that are Y2K compliant. The Company has implemented or is in the process of implementing these Y2K compliant versions. The Company expects to complete the implementation of both Y2K compliant accounting and administrative software and related hardware by the end of the quarter ending June 30, 1999. Each of the upgrades in software versions was provided as part of the Company's maintenance agreement with the provider or were part of routine version upgrades. Costs for the upgrade of hardware are expected to be minimal. The Company does not expect the costs to modify its hardware and software to be Y2K compliant will be material to its financial condition or results of operations.

     The Company is in the process of reviewing the date-aware systems that are used aboard its vessels with completion expected by the second quarter of 1999. While the status of this review does not yet permit management to accurately forecast costs of making all such systems Y2K compliant, estimates associated therewith are expected to be complete by the second quarter of 1999.

     The Company's computer systems are not widely integrated with the systems of its suppliers and customers. A potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. Major suppliers have been contacted regarding Y2K compliance, and recently, the Company added Y2K compliance requirements to all of its purchasing contracts. An assessment of Y2K third-party risk is scheduled for completion by the second quarter of 1999.

     At present, the Company has not developed a contingency plan to address all areas of risk associated with Y2K compliance but expects to develop a plan, if needed, beginning in the second quarter of 1999. The Company is committed to ensuring that it is fully Y2K ready and believes that, when completed, its plans will adequately address the above-mentioned risks.

     Based upon the Y2K risk assessment work performed thus far, the Company believes the most likely Y2K-related failures would be related to a disruption of materials and services provided by third parties. Although the Company does not expect that such disruptions would have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company's belief is correct or that its risk assessments are, in fact, accurate. The Company believes that the upgrades to its hardware and software systems, in conjunction with any contingency plans developed prior to January 1, 2000, will permit a transition through that date without significant interruption in its business or operations, however, such assessment is predicated on the timely completion of the above referenced software modifications. Should these modifications and upgrades be delayed or the Company's contingency plans fail, the Y2K issue could have a material impact on the Company's financial condition or results of operations. In addition, there can be no assurance that the Company's vendors, suppliers and other parties with whom the Company does business will successfully resolve their Y2K problems. In the event of any such failures or other Y2K failures, there can be no assurance that, despite the Company's contingency plans, there will not be a material adverse effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

         This Form 10-K, particularly the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and natural gas industry, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, assumptions concerning competition and risks of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed within the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The Company's financial instruments that are potentially sensitive to changes in interest rates include the Company's Senior Notes which were issued on June 8, 1998. These notes, which are due June 1, 2008, have a stated interest rate of 8.75% and an effective interest rate of 8.8%. At December 31, 1998, the fair value of these notes, based on quoted market prices, was approximately $118.3 million, as compared to a carrying amount of $129.6 million.

EXCHANGE RATE SENSITIVITY

         Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates. Other information required under Item 7A has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GulfMark Offshore, Inc.:

         We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc., a Delaware corporation (successor to GulfMark International, Inc., see Note 1 to the consolidated financial statements), and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GulfMark Offshore, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Arthur Andersen LLP




Houston, Texas
March 3, 1999

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                           DECEMBER 31,
                                                                                    ------------------------
                                                                                      1998           1997
                                                                                    ---------      ---------
                                                                                        (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents ..................................................     $  32,007      $  25,885
   Accounts receivable, net ...................................................        19,612         10,505
   Prepaids and other .........................................................         2,210            633
                                                                                    ---------      ---------
     Total current assets .....................................................        53,829         37,023
                                                                                    ---------      ---------
VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of
   $31,839,000 in 1998 and $23,641,000 in 1997 ................................       192,615        105,262
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY .......................................          --            8,388
GOODWILL, net of accumulated amortization .....................................        17,689           --
OTHER ASSETS ..................................................................         7,236          3,988
                                                                                    ---------      ---------
                                                                                    $ 271,369      $ 154,661
                                                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt ................     $      60      $  10,506
   Accounts payable ...........................................................         7,030          3,839
   Accrued personnel costs ....................................................         1,314            583
   Accrued interest expense ...................................................           955            187
   Other accrued liabilities ..................................................         2,930          2,491
                                                                                    ---------      ---------
     Total current liabilities ................................................        12,289         17,606
                                                                                    ---------      ---------
LONG-TERM DEBT ................................................................       130,136         42,918
DEFERRED TAXES AND OTHER ......................................................        20,454          8,255
MINORITY INTEREST .............................................................          --              610
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 2,000,000 shares authorized; no shares issued          --             --
   Common stock, $0.01 par value; 15,000,000 shares authorized; 8,123,365 and
     7,915,962 shares issued and outstanding, respectively ....................            81             79
   Additional paid-in capital .................................................        62,812         60,487
   Retained earnings ..........................................................        47,060         26,271
   Cumulative translation adjustment ..........................................        (1,463)        (1,565)
                                                                                    ---------      ---------

     Total stockholders' equity ...............................................       108,490         85,272
                                                                                    ---------      ---------
                                                                                    $ 271,369      $ 154,661
                                                                                    =========      =========




  The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                                        YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1998          1997         1996
                                                                 --------      --------      --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES ...................................................     $ 86,194      $ 46,019      $ 34,749
                                                                 --------      --------      --------
COST AND EXPENSES:
   Direct operating expenses ...............................       34,102        18,231        16,178
   General and administrative expenses .....................        5,718         5,364         4,523
   Depreciation and amortization ...........................       11,345         6,711         5,013
                                                                 --------      --------      --------
                                                                   51,165        30,306        25,714
                                                                 --------      --------      --------
OPERATING  INCOME ..........................................       35,029        15,713         9,035
                                                                 --------      --------      --------
OTHER INCOME (EXPENSES):
   Interest expense, net ...................................       (9,425)       (4,803)       (3,936)
   Interest income .........................................        1,217           984           469
   Minority interest .......................................         (152)         (109)          (86)
   Gain on sale of joint venture interest (Note 5) .........        2,930          --            --
   Other ...................................................            6            36          --
                                                                 --------      --------      --------
                                                                   (5,424)       (3,892)       (3,553)
                                                                 --------      --------      --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES .....................................       29,605        11,821         5,482
INCOME TAX PROVISION .......................................        8,816         3,626         1,839
                                                                 --------      --------      --------
INCOME FROM CONTINUING OPERATIONS ..........................       20,789         8,195         3,643
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, net of taxes ................................         --            (648)        4,796
LOSS ON DISPOSAL OF DISCONTINUED
   OPERATIONS, net of taxes ................................         --          (1,426)         --
                                                                 --------      --------      --------
NET INCOME .................................................     $ 20,789      $  6,121      $  8,439
                                                                 ========      ========      ========
BASIC EARNINGS PER SHARE:
   Income from continuing operations .......................     $   2.58      $   1.15      $   0.55
   Income (loss) from discontinued operations, net of taxes          --           (0.09)         0.71
   Loss on disposal of discontinued operations, net of taxes         --           (0.20)         --
                                                                 --------      --------      --------
   Net income ..............................................     $   2.58      $   0.86      $   1.26
                                                                 ========      ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING (basic) ................        8,047         7,155         6,676
                                                                 ========      ========      ========
DILUTED EARNINGS (LOSS) PER SHARE:
   Income from continuing operations .......................     $   2.52      $   1.11      $   0.54
   Income (loss) from discontinued operations, net of taxes          --           (0.09)         0.70
   Loss on disposal of discontinued operations, net of taxes         --           (0.19)         --
                                                                 --------      --------      --------
   Net income ..............................................     $   2.52      $   0.83      $   1.24
                                                                 ========      ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING (diluted) ..............        8,255         7,413         6,782
                                                                 ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998




                                    COMMON
                                   STOCK AT      ADDITIONAL                   CUMULATIVE       TOTAL
                                   $0.01 PAR      PAID-IN       RETAINED      TRANSLATION   STOCKHOLDERS'
                                     VALUE        CAPITAL       EARNINGS      ADJUSTMENT       EQUITY
                                   ---------     ---------    ------------   ------------  -------------
                                                             (IN THOUSANDS)
Balance at December 31, 1995 .     $      67     $  26,770     $  28,237      $  (4,146)     $  50,928
   Net income ................          --            --           8,439           --            8,439
   Issuance of common stock ..          --              23          --             --               23
   Translation adjustment ....          --            --            --            2,626          2,626
                                   ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1996 .            67        26,793        36,676         (1,520)        62,016
   Net income ................          --            --           6,121           --            6,121
   Issuance of common stock ..            12        33,694          --             --           33,706
   Disposition of discontinued
      operations (Note 4) ....          --            --         (16,526)         1,086        (15,440)
   Translation adjustment ....          --            --            --           (1,131)        (1,131)
                                   ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1997 .            79        60,487        26,271         (1,565)        85,272
   Net income ................          --            --          20,789           --           20,789
   Issuance of common stock ..             2         2,325          --             --            2,327
   Translation adjustment ....          --            --            --              102            102
                                   ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1998 .     $      81     $  62,812     $  47,060      $  (1,463)     $ 108,490
                                   =========     =========     =========      =========      =========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------

                                                                      1998        1997        1996
                                                                    -------     --------     -------
                                                                             (IN THOUSANDS)
Net income ....................................................     $20,789     $ 6,121      $ 8,439
Comprehensive income:
   Foreign currency gain (loss), net of tax of $44, ($485), and
     $1,293 ...................................................         102      (1,131)       2,626
                                                                    -------     -------      -------
Total comprehensive income ....................................     $20,891     $ 4,990      $11,065
                                                                    =======     =======      =======



  The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1998          1997           1996
                                                                       ---------      ---------      ---------
                                                                                    (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...................................................     $  20,789      $   6,121      $   8,439
        (Income) loss from discontinued operations, net of taxes .          --              648         (4,796)
        Loss on disposal of discontinued operations, net of taxes           --            1,426           --
                                                                       ---------      ---------      ---------
        Income from continuing operations ........................        20,789          8,195          3,643
        Adjustments to reconcile income from continuing operations to net cash provided by continuing operations --

             Depreciation and amortization .......................        11,345          6,711          5,013
             Amortization of deferred financing costs ............           887            410            229
             Deferred and other income tax provision .............         8,523          3,445          1,707

             Gain on sale of joint venture interest ..............        (2,930)          --             --
             Minority interest ...................................           152            109             86

        Change in operating assets and liabilities --

             Accounts receivable .................................        (6,610)        (1,781)        (3,445)
             Prepaids and other ..................................        (1,801)            36            530
             Accounts payable ....................................         2,493          2,102          1,003
             Other accrued liabilities ...........................           380            258            595
             Other, net ..........................................          (757)          (373)          (822)
                                                                       ---------      ---------      ---------
             Net cash provided by continuing operations ..........        32,471         19,112          8,539
             Cash flows from discontinued operations .............          --           (1,360)         9,234
                                                                       ---------      ---------      ---------

                 Net cash provided by operating activities .......        32,471         17,752         17,773

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of vessels and equipment ............................       (38,345)       (24,863)       (23,263)
    Expenditures for drydocking and main engine overhaul .........        (1,344)        (3,967)        (1,230)
    Investment in Brovig .........................................       (25,543)        (8,388)          --
    Proceeds from sale of joint venture interest .................         3,090           --             --
                                                                       ---------      ---------      ---------

                 Net cash used in investing activities ...........       (62,142)       (37,218)       (24,493)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from debt, net of direct financing costs ............       156,162          7,690         22,227
    Repayments of debt ...........................................      (120,366)       (12,738)        (4,356)
    Proceeds from issuance of stock, net of offering costs .......           679         33,706             23
                                                                       ---------      ---------      ---------

                 Net cash provided by financing activities .......        36,475         28,658         17,894
    Effect of exchange rate changes on cash ......................          (682)          (541)           924

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................         6,122          8,651         12,098

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................        25,885         17,234          5,136
                                                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $  32,007      $  25,885      $  17,234
                                                                       =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid, net of interest capitalized ...................     $   7,832      $   4,682      $   3,613
                                                                       =========      =========      =========

    Income taxes paid ............................................     $     947      $     101      $     180
                                                                       =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     GulfMark Offshore, Inc., ("GulfMark" or the "Company") was formerly a part of GulfMark International, Inc. (the "Predecessor) until it was spun-off in 1997. See Note 4 for additional information regarding the spin-off.

Nature of Operations

     The Company operates offshore support vessels, principally in the North Sea and Southeast Asia. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

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

Liquidity

     The Company's management currently expects that its cash flow from operations in combination with cash on hand and other sources will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt and other payment obligations.

Vessels and Equipment

     Vessels and equipment is stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998, 1997 and 1996, interest of $1,627,000, $249,000 and $18,000 was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in the consolidated statements of income for 1998, 1997 and 1996 is $4,715,000, $2,630,000 and $1,920,000, respectively, of costs for maintenance and repairs.

Other Assets

     Other assets consist primarily of deferred drydocking costs and deferred issuance costs. Costs incurred in connection with drydocking are capitalized and amortized over approximately a two to three year period, which

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES approximates the period between required drydockings. Deferred issuance costs are amortized over the expected term of the related debt.

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 revised the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS were replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated EPS for all prior periods. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands except per share data):





                                                               YEAR ENDED DECEMBER 31, 1998
                                                             -------------------------------
                                                                                   PER SHARE
                                                             INCOME       SHARES     AMOUNT
                                                             -------------------------------
Income from continuing operations per share, basic .....     $20,789       8,047     $  2.58
                                                                                     =======
Dilutive effect of common stock options ................        --           208
                                                             -------     -------
Income from continuing operations per share, diluted ...     $20,789       8,255     $  2.52
                                                             =======     =======     =======

                                                               YEAR ENDED DECEMBER 31, 1997
                                                             -------------------------------
                                                                                   PER SHARE
                                                             INCOME       SHARES     AMOUNT
                                                             -------------------------------
Income from continuing operations per share, basic .....     $ 8,195       7,155     $  1.15
                                                                                     =======
Dilutive effect of common stock options ................        --           258
                                                             -------     -------
Income from continuing operations per share, diluted ...     $ 8,195       7,413     $  1.11
                                                             =======     =======     =======


                                                               YEAR ENDED DECEMBER 31, 1996
                                                             -------------------------------
                                                                                   PER SHARE
                                                             INCOME       SHARES     AMOUNT
                                                             -------------------------------
Income from continuing operations per share, basic .....     $ 3,643       6,676     $  0.55
                                                                                     =======
Dilutive effect of common stock options ................        --           106
                                                             -------     -------
Income from continuing operations per share, diluted ...     $ 3,643       6,782     $  0.54
                                                             =======     =======     =======


Recent and Pending Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income in the financial statements and is effective for the Company beginning in 1998. The adoption of this statement resulted in the inclusion of a statement of comprehensive income and additional disclosures relating to fluctuations in the cumulative translation adjustment.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 required additional disclosures beginning in 1998.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 will be effective beginning in 2000. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

Revenue Recognition

     Revenues from charters for offshore marine services are recognized as earned based on contractual charter rates. Currently, charters terms range from several days to as much as five years in duration.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. SFAS No. 109 also requires that the likelihood and amount of future taxable income be included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements. The Company has been included in consolidated federal income tax returns filed by the Predecessor through April 30, 1997. However, the tax expense reflected in the consolidated statements of income and the tax liabilities reflected in the consolidated balance sheets have been prepared on a separate return basis as though the Company had filed stand-alone income tax returns, except for the utilization of net operating loss (NOL) carryforward benefits. These benefits have been allocated by the Predecessor to the Company based on the Company's pro rata share of the Predecessor's actual pre-tax financial statement earnings for each year. Had this allocation not been made, the pro forma income from continuing operations would have been $3,643,000 (unaudited) for the year ended December 31, 1996.

Allocation of Shared Services

     Certain costs relating to general and administrative services (including management personnel who provided legal, tax, accounting, treasury, strategic planning and public policy services) were directly charged to either continuing or discontinued operations based upon actual utilization or were allocated based upon proportional operating expenses, number of employees, external revenues, average capital and/or average equity. Charges were allocated at fully distributed cost. The Company's share of these direct and indirect allocations was $1,381,000 for the year ended December 31, 1996. For the years ended December 31, 1997 and 1998, no costs were allocated or charged to discontinued operations.

     Although management considers the above allocation methods to be reasonable, due to the relationship between the Company and the Predecessor, the terms of some or all of the transactions and allocations discussed above may not necessarily be indicative of that which would have resulted had the Company been a stand-alone entity. Had the Company operated as a separate entity, management estimates that expense for the year ended December 31, 1996, would have been $1,534,000.

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

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

Concentration of Credit Risk

     The Company extends credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 1998 and 1997, the Company had $50,000 and $0 of allowance for doubtful accounts, respectively.

Reclassifications

     Certain reclassifications have been made to amounts previously reported to conform with the current year presentation.

(2)  VESSEL ACQUISITIONS

         Over the last several years, the Company has been actively expanding the fleet through the construction of new vessels as well as the acquisition of existing equipment from the resale market. Owned newbuilds added to the fleet during the past three years as well as those currently under construction are as follows:

   VESSEL                     DELIVERY DATE
o  Highland Piper             March 1996
o  Highland Drummer           January 1997
o  Highland Rover             March 1998
o  Highland Spirit*           November 1998
o  Highland Guide             April 1999
o  Highland Scout             June 1999

*Formerly referred to as the "Gallant Project"

     Total expenditures made for the construction of vessels during the years ended December 31, 1998, 1997 and 1996 were $37.4 million, $23.2 million, and $12.4 million, respectively. As of December 31, 1998, remaining commitments under existing construction contracts was approximately $9.6 million.

     In August 1996, the Company purchased six offshore supply vessels from Maritime (Pte), Limited for operation in Southeast Asia. Total cost for this acquisition was approximately $10.5 million.

(3)  BROVIG SUPPLY ACQUISITION

     Beginning in the fourth quarter of 1997, the Company began acquiring shares of common stock in Brovig Supply, ASA, ("Brovig") a publicly traded ship-owning company in Norway which owned five vessels operating in the North Sea. As of December 31, 1997, the Company had acquired approximately 25% of the outstanding stock at a cost of approximately $8.4 million. For the year ended December 31, 1997, the Company's share of Brovig's earnings using the equity method of accounting was not material to the Company's consolidated results of operations. On February 10, 1998, the Company acquired additional shares of Brovig such that its total ownership was approximately 96.1%. The balance of the shares was acquired on March 26, 1998. The purchase consideration of $73.0 million consisted of cash provided from funds on hand, (pound)10 million ($16.7 million) provided by a bank facility and the assumption of approximately NOK 277 million ($37.4 million)of debt.

     The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their fair values on February 10, 1998. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill and is being amortized over 40 years on a straight-line basis. Accumulated amortization at December 31, 1998 totaled $0.3 million.

     The consolidated financial statements included herein reflect the results of Brovig from February 10, 1998. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES at the beginning of each period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future.

                                                          YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                          1998             1997
                                                         -------          -------
Revenues...............................................  $88,048          $60,360
Operating income.......................................   35,449           18,872
Income from continuing operations......................   20,761            7,638
    Per share data:
Income from continuing operations (basic)..............  $  2.58          $  1.07
Income from continuing operations (diluted)............     2.51             1.03


(4)  DISCONTINUED OPERATIONS AND DISPOSITION OF ASSETS

     On April 30, 1997, the stockholders of the Predecessor approved a transaction (the "Contribution") to transfer the assets, liabilities and operations of its offshore marine services business (the "Marine Business") to GulfMark Offshore, Inc., a wholly owned subsidiary of the Predecessor. Immediately after the transfer of the Marine Business, the Predecessor completed a spin-off of GulfMark by distributing all of the common stock of GulfMark to the Predecessor's stockholders (the "Distribution"). Following the Distribution, on May 1, 1997, a subsidiary of Energy Ventures, Inc. (now known as Weatherford International, Inc. ("WFT")) was merged (the "Merger") with and into the Predecessor, whose assets then consisted solely of the Predecessor's remaining active business, the erosion control business ("Ercon"), and the Predecessor's investment in WFT common stock.

     Although the separation of the Marine Business from the remainder of the operations of the Predecessor was structured as a "spin-off" of GulfMark for legal, tax and other reasons, GulfMark succeeded to certain important aspects of the Predecessor's business, organization and affairs, namely: (i) the Marine Business conducted by GulfMark, which consisted of over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor; (ii) each member of the Board of Directors of the Predecessor became a Director of GulfMark; (iii) GulfMark's management is substantially the same as the management of the Predecessor; and
(iv) GulfMark retained as its headquarters the former headquarters of the Predecessor. Consequently, the Consolidated Financial Statements present the net assets, results of operations and cash flows of Ercon and the WFT investment as discontinued operations.

     In connection with the Distribution, two shares of GulfMark common stock ($0.01 par value) were issued for each share of the Predecessor common stock ($1.00 par value). Also in connection with the Merger, the Predecessor stockholders received shares of WFT common stock. The total value of the WFT stock received by the Predecessor's stockholders was approximately $148 million in the aggregate. Subsequent to the Distribution and Merger, the stockholders' equity of GulfMark Offshore, Inc. relates solely to the shares of GulfMark common stock issued in the Distribution and represents the historical retained earnings of the Marine Business. Numbers of shares and per share information have been adjusted to reflect the Distribution.

     Immediately following the Distribution, the Predecessor, whose remaining assets consisted solely of Ercon and an investment of approximately 4.5 million shares of WFT common stock (the "Merged Assets"), merged with a subsidiary of WFT. Accordingly, for all periods presented in the accompanying financial statements, the results of operations and cash flows of the Merged Assets are reflected as discontinued operations. Summarized financial information of the discontinued operations is presented in the following table:

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES


INCOME (LOSS) FROM DISCONTINUED OPERATIONS (IN THOUSANDS):            YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                        1997          1996
                                                                  --------------- ------------
                                                                      (through
                                                                  April 30, 1997)
Operating Data:
Revenues .....................................................     $    1,066      $    6,994
Direct operating expenses ....................................            811           3,922
Selling, general and administrative expenses .................            932           2,068
                                                                   ----------      ----------
Operating income (loss) ......................................           (677)          1,004
Equity in earnings of WFT ....................................           --              --
Gain on sale of WFT shares ...................................           --             6,264
Income tax (expenses) benefit ................................             29          (2,472)
                                                                   ----------      ----------
Income (loss) from discontinued operations, net of taxes .....     $     (648)     $    4,796
                                                                   ==========      ==========


     In addition to the loss from discontinued operations, the Company's operating results for the year ended December 31, 1997 include a charge of $1.4 million, net of taxes, for expenses incurred in connection with the Merger. Certain liabilities associated with the Merged Assets of approximately $0.6 million were retained by the Company.

(5)  SALE OF JOINT VENTURE INTEREST

         During July 1998, the Company, sold for approximately $3.1 million cash, its interest in a 51% owned joint venture, SeaMark Ltd., which operated two bareboat chartered vessels in Southeast Asia. The after tax gain from the transaction of approximately $1.9 million ($0.23 per diluted share) is included in the Company's results for the year ended December 31, 1998.

(6)  LONG-TERM DEBT

     The Company's long-term debt at December 31, 1998 and 1997, consisted of the following:

                                                                                       1998           1997
                                                                                    ---------      ---------
                                                                                         (IN THOUSANDS)
8.75% Senior Notes due 2008, interest payable semi-annually ...................     $ 130,000      $    --

Loan facility payable in British Pound Sterling; maximum of (pound)380,000
($627,000) for purchase and completion of Aberdeen office building; facility to be repaid in 120 equal monthly payments beginning June 1998; interest at
2.25% over lending bank's LIBOR rate (9.23% as of December 31, 1998) ..........           602            554

Revolving $18,505,000 credit facility; repaid in June 1998 ....................          --           18,505


Loan facility payable in British Pound Sterling to a bank; repaid in June 1998           --           28,765

Revolving $5,600,000 credit facility; repaid in June 1998 .....................          --            5,600
                                                                                    ---------      ---------
                                                                                      130,602         53,424
                                                                                    ---------      ---------

Less: Current maturities of long-term debt ....................................           (60)       (10,506)
         Debt discount, 8.75% Senior Notes due 2008, net ......................          (406)          --
                                                                                    ---------      ---------
                                                                                    $ 130,136      $  42,918
                                                                                    =========      =========

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     The following is a summary of scheduled debt maturities by year (in thousands):


     1999................................................    $      60
     2000................................................           60
     2001................................................           60
     2002................................................           60
     2003................................................           60
     Thereafter..........................................      130,302
                                                             ---------
              Total......................................    $ 130,602
                                                             =========



 8.75% SENIOR NOTES DUE 2008

     On June 8, 1998, the Company completed the sale of $130 million aggregate principal amount of 8.75% Senior Notes Due 2008 (the "Initial Notes") which will mature on June 1, 2008. The offering was made pursuant to Rule 144A of the Securities Act of 1933 as amended. The Initial Notes were issued at a discount to yield 8.8%. The net proceeds were used to repay substantially all the outstanding indebtedness of the Company under various credit facilities which were secured by mortgages on many of the Company's vessels. The market value of the Notes is potentially sensitive to changes in interest rates. At December 31, 1998, the fair value of the Notes, based on quoted market prices, was approximately $118.3 million, as compared to a carrying amount of $129.6 million, net of discount.

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

     Interest on the Notes is payable semi-annually on June 1 and December 1 of each year commencing December 1, 1998. Up to 35% of the Notes may be redeemed prior to June 1, 2001 at the option of the Company at a price of 108.75% with proceeds from a public equity offering. Otherwise, the Notes are not redeemable until June 1, 2003. Thereafter, at the Company's option, the Notes will be subject to redemption in whole or in part, at redemption prices expressed as a percentage of principal amounts plus accrued and unpaid interest, if any, to the redemption date. If redeemed during the twelve month period beginning on June 1 of the years indicated below, the redemption amount is as follows:

               Year                           Percentage
               ----                           ----------
               2003.......................     104.375%
               2004.......................     102.917%
               2005.......................     101.458%
               2006 and thereafter........     100.000%

     The Company incurred approximately $4.8 million in costs associated with the sale of the Notes including $3.9 million of underwriters' discount. These debt issuance costs are included in other assets in the consolidated balance sheet and will be amortized over the term of the Notes. The Notes were issued under an indenture (the "Indenture") between the Company and State Street Bank and Trust Company, N.A., as Trustee. The Indenture contains covenants including, among other provisions, limitations on the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.

        BANK CREDIT FACILITY

     Simultaneously with the sale of the Notes, on June 8, 1998, the Company entered into an agreement for a multicurrency reducing revolving credit facility (the "New Credit Facility") with certain banks (the "Lenders") for a total of $50 million. On December 8, 1998, an additional lender was added that increased the Credit Facility to $75 million. The Credit Facility contains two tranches. As of December 31, 1998, none of the Credit Facility has been drawn.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     Tranche 1 is available for general corporate purposes and is unsecured. The maximum committed amount is $30 million. Interest accrues under Tranche 1 at LIBOR plus a margin ranging from 1.0% to 1.375% per annum based upon the Company's ratio of funded debt to total capitalization ("Leverage Ratio").

     Tranche 2 is available to finance the acquisition of (i) up to 50% of the acquisition costs of shares in another company (a "Share Acquisition") or (ii) up to 65% of the purchase price of a vessel (a "Vessel Acquisition"). Drawings under Tranche 2 will be secured, in the case of a Share Acquisition, by the capital stock of the acquired company or, in the case of Vessel Acquisition, (i) a first priority mortgage, (ii) an assignment of earnings and insurance and
(iii) an assignment of charters over one year. The maximum committed amount under Tranche 2 is $45 million. The interest rate on Tranche 2 is LIBOR plus a margin ranging from 0.80% to 1.25% per annum as determined by the Company's Leverage Ratio. Both tranches begin to reduce September 8, 2001. Each quarter thereafter, the Credit Facility will further reduce such that the Credit Facility is fully reduced by June 8, 2003.

     Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at a rate of 0.5% per annum on the average unfunded portion of the Credit Facility.

     The Credit Facility requires the Company, on a consolidated basis, to not exceed a maximum Leverage Ratio, and to maintain a specified interest coverage ratio and a minimum net worth.

(7)  INCOME TAXES

     Income from continuing operations before income taxes attributable to domestic and foreign operations was (in thousands):

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1998          1997      1996
                                                              --------      -------   --------
U.S........................................................   $ (2,741)     $  (528)  $   (498)
Foreign....................................................     32,346       12,349      5,980
                                                              --------      -------   --------
                                                              $ 29,605      $11,821   $  5,482
                                                              ========      =======   ========


     The components of GulfMark Offshore, Inc.'s tax provisions attributable to income from continuing operations are as follows as of December 31, (in thousands):

                                1998                             1997                             1996
                   ------------------------------   ------------------------------    ------------------------------
                               DEFERRED                          DEFERRED                         DEFERRED
                    CURRENT   AND OTHER    TOTAL     CURRENT    AND OTHER   TOTAL      CURRENT    AND OTHER   TOTAL
                   ---------  ---------   -------   ---------   ---------  -------     -------   ----------  -------
 U.S.............  $      37  $   2,856   $ 2,893   $      --    $   691   $   691     $    --    $     --  $    --
 Foreign.........        256      5,667     5,923         181      2,754     2,935         132       1,707    1,839
                   ---------  ---------   -------   ---------    -------   -------     -------    --------  -------
                   $     293  $   8,523   $ 8,816   $     181    $ 3,445   $ 3,626     $   132    $  1,707  $ 1,839
                   =========  =========   =======   =========    =======   =======     =======    ========  =======

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 1998 and 1997 are as follows:

                                                                   DECEMBER 31,
                                                            ----------------------
                                                              1998           1997
                                                            --------      --------
                                                                (IN THOUSANDS)
Deferred tax assets --
    Net operating loss carryforwards ..................     $  7,381      $  7,958
    Non-deductible accruals ...........................        1,764         2,506
    Valuation allowance ...............................         --            (622)
                                                            --------      --------
                                                               9,145         9,842
Deferred tax liabilities --
    Depreciation ......................................      (18,281)      (15,465)
    Foreign income not currently recognizable .........       (9,611)         (911)
    Other .............................................         (897)         (529)
                                                            --------      --------
                                                             (28,789)      (16,905)
         Net deferred tax liability ...................     $(19,644)     $ (7,063)
                                                            ========      ========



                                                1998       1997       1996
                                               ------     ------     ------
U.S. federal statutory income tax rate ...       34.0%      34.0%      34.0%
Effect of international operations .......       (4.2)      (3.3)      (0.5)
                                               ------     ------     ------
                                                 29.8%      30.7%      33.5%
                                               ======     ======     ======

                                               AMOUNT      EXPIRATION
                                             ----------    -----------
Foreign tax purposes --
     Net operating losses................    $  24,604     Indefinite

(8)  COMMITMENTS AND CONTINGENCIES

     During 1997, the Company entered into an agreement to bareboat charter an anchor handling, towing, supply vessel, the Leopard Bay, from Sanko Steamship Co. Ltd., ("Sanko") for a three-year period which was delivered during the second quarter of 1998. Additionally, the Company has entered into agreements to bareboat charter two platform supply vessels, the Mercury Bay (July 1998) and the Monarch Bay (October 1998), from Sanko for similar three year terms. The latter two vessels are similar to the Company's Highland Piper and Highland Drummer.

     Subsequent to year end, on February 1, 1999, the Company agreed to an arrangement between a bank and the owner of the Clwyd Supporter and the Sefton Supporter, (the "Vessels") whereby under certain circumstances, the bank would have the right to put the Vessels to the Company. The Vessels are currently under contract in the North Sea through July 2001. In the event the contracts are not extended for a three-year period, in July 2001 the bank shall have the right to put the Vessels to the Company at a maximum total cost of (pound)6 million ($9.9 million). All cash flow generated from the operations of the Vessels will be under the control of the Company and will be restricted as long as the debt is outstanding. The put price would be reduced to the extent the owner's outstanding mortgage on the Vessels, less restricted cash on hand, is less than (pound)6 million. Additionally, in connection with this agreement, in July 2001, the Company has the right to call the Vessels for a like amount without regard to the status of the contract extension. In the event that neither the put nor the call are exercised, in July 2001 the Company will be entitled to a fee of (pound)0.5 million ($0.8 million).

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     At December 31, 1998, the Company had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 1998, 1997 and 1996 was $376,000, $423,000 and
$380,000, respectively. Future minimum rental commitments under these leases are as follows (in thousands):


          1999..............................................     $     315
          2000..............................................           139
          2001..............................................            91
          2002..............................................            26
          2003..............................................            11
          Thereafter........................................            --
                                                                 ---------
                   Total....................................     $     582
                                                                 =========


     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     In connection with the transactions described in Note 4, the Company has agreed to indemnify WFT and certain of its affiliates against liabilities for claims and litigation relating to periods prior to May 1, 1997. The Company has established accruals which it believes to be adequate to cover such claims, and believes that claims, if any, will not have a material adverse effect on the consolidated financial position and results of operations of the Company.


(9)  STOCKHOLDERS' EQUITY

Issuance of Stock

     In August 1997, the Company closed an offering to sell 1,125,000 shares of common stock (including the underwriters' overallotment). Total proceeds to the Company were $33.4 million net of offering costs of $0.6 million. Additionally, the Company received approximately $0.3 million in proceeds from the exercise of stock options.

Stock Options and Stock Option Plans

     As part of the Contribution and Distribution, the Company assumed the obligations of the Predecessor under its various stock option plans. Additionally, as discussed in Note 4, in conjunction with the Distribution, two shares of GulfMark Offshore, Inc.'s common stock were issued for each share of the Predecessor's common stock. Accordingly, the total number of shares under option agreements has been modified and all references to shares in these financial statements have been adjusted. Furthermore, in connection with these transactions, optionees were entitled to an adjustment in the number of shares under their agreements in order to preserve the intrinsic value of the options prior to these transactions. After the adjustment, the ratio of the exercise to fair market value of the shares and the total intrinsic value was the same as before these transactions. Accordingly, no compensation expense was recognized. The table which follows reflects the adjustment as a cancellation of the existing options and a reissue of adjusted options.

     Under the terms of the Company's Amended and Restated 1993 Non-Employee Director Stock Option Plan (the "Director Plan"), options to purchase 10,000 shares of the Company's Common Stock were granted to each of the Company's five non-employee directors in 1993 and 1996. Additionally, options to purchase 10,000 shares of Common Stock are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. In May 1996, the number of shares reserved for issuance under this Plan was increased from 100,000 to 400,000. The options are for a term of ten years.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     Under the terms of the Company's 1987 Employee Stock Option Plan (the "1987 Employee Plan"), options were granted to employees to purchase the Company's Common Stock at specified prices. The Employee Plan also provides for stock appreciation rights ("SARS") that give the optionee the right, subject to certain conditions, to surrender an option and receive cash and/or shares of Common Stock having a value equal to the appreciation from date of grant of such option. On May 20, 1997, the 1987 Employee Plan expired and, therefore, as of December 31, 1998, no additional shares were reserved for granting of options under this plan.

     In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan (the "1997 Plan"). The 1997 Plan replaced the 1987 Employee Plan, a maximum of 200,000 shares are reserved for issuance and awards of restricted stock. Stock options generally become exercisable in 1/3 increments over a three year period and to the extent not exercised, expire on the tenth anniversary of the date of grant.

                                             1998                       1997                       1996
                                     -----------------------   -----------------------     ----------------------
                                                  WEIGHTED                    WEIGHTED                   WEIGHTED
                                                  AVERAGE                     AVERAGE                    AVERAGE
                                                  EXERCISE                    EXERCISE                   EXERCISE
                                      SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                     --------     ---------    ---------     ---------     --------     ---------
Outstanding at beginning of
    year ..........................  472,577      $   5.05      217,200      $   9.48      140,000      $   6.50

Cancelled .........................     --            --       (217,200)         9.48         --            --

Option Adjustment .................     --            --        533,635          3.86         --            --
Granted ...........................   49,500         32.63       50,000         13.75       84,000         13.94
Exercised ......................... (207,403)         3.30     (111,058)         3.23       (6,800)         3.34
                                   --------                   ---------                   --------
Outstanding at end of year ........  314,674      $  10.54      472,577      $   5.05      217,200      $   9.48
                                   =========                  =========                   ========

Weighted average fair value of options granted
  during the year ............................... $  11.75                   $   4.32                   $   3.06
Exercisable shares and weighted average exercise price as of December 31, 1998 ........... 203,994      $   5.26
Shares available for future grants as of December 31, 1998................................ 304,810



The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                                WEIGHTED
                                                                              NUMBER            AVERAGE
RANGE OF EXERCISE PRICES                                                   OUTSTANDING       EXERCISE PRICE
------------------------                                                -----------------   ----------------
   $3.00 to $5.37..................................................          191,104             $  4.31
   $7.94 to $13.75.................................................           74,070             $ 11.86
   $32.625.........................................................           49,500             $ 32.63
                                                                            --------
                                                                             314,674             $ 10.54
                                                                            ========

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

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by APB No. 25. The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES employee stock options. In accordance with APB No. 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense has been recognized in the accompanying financial statements.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair-value method described above. The fair value for the 1998, 1997 and 1996 options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, respectively: risk-free interest rates of 5.0%, 5.25% and 5.0%; a weighted average volatility factor of the expected market price of the Company's stock of .30, .23 and .14; no expected dividends; and weighted average expected option lives of 5, 5 and 4 years.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because, as provided by SFAS No. 123, only the effects of awards granted after 1994 are required to be considered in the pro forma calculations.

                                        1998                           1997                           1996
                             --------------------------      ------------------------       ------------------------
                                 AS             PRO             AS             PRO              AS             PRO
                              REPORTED         FORMA         REPORTED         FORMA          REPORTED         FORMA
                             ---------       ---------       ---------      ---------       ---------      ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing
    operations...........    $  20,789       $  20,635       $   8,195      $   8,118       $   3,643      $   3,554
Net income...............       20,789          20,635           6,121          6,044           8,439          8,350
Earnings per common
    share from continuing
    operations (basic)...    $    2.58       $    2.56       $    1.15      $    1.13       $    0.55      $    0.53
Earnings per common
    share (basic)........         2.58            2.56            0.86           0.84            1.26           1.25
Earnings per common
    share from continuing
    operations (diluted).    $    2.52       $    2.50       $    1.11      $    1.10       $    0.54      $    0.52
Earnings per common
    share (diluted)......         2.52            2.50            0.83           0.82            1.24           1.23

Preferred Stock

     The Company is authorized by its Certificate of Incorporation to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

(10) OPERATING SEGMENT INFORMATION

Business Segments

     The operations of GulfMark Offshore, Inc. are contained in a single business segment -- offshore marine services. The business operates offshore support vessels, principally in the North Sea and Southeast Asia. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

Geographic Regions

     Information by geographical area is based on the location where services were performed. General corporate expenses incurred in the United States have not been allocated to foreign operations for purposes of this disclosure.

                                     UNITED       EUROPE                    BRAZIL
                                     STATES   (PRIMARILY UK)  FAR EAST    AND OTHER    TOTAL
                                   ---------  -------------- ----------  -----------  ---------
                                                           (in thousands)
1998 --
   Revenues ..................     $   --       $ 61,936     $ 21,246     $  3,012     $ 86,194
   Long-lived assets .........       13,624      161,691       16,838          462      192,615

1997 --
   Revenues ..................     $   --       $ 29,132     $ 15,365     $  1,522     $ 46,019
   Long-lived assets .........        2,288       84,502       17,892          580      105,262

1996 --
   Revenues ..................     $   --       $ 25,552     $  7,732     $  1,465     $ 34,749
   Long-lived assets .........           60       69,288       17,311          746       87,405

Major Customers

     For the years ended December 31, 1998, 1997 and 1996, GulfMark Offshore, Inc. had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on the Company's financial condition and results of operations until new charters are obtained.

                                                                 FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                    ------------------------------------------
                                                         1998           1997          1996
                                                    -------------   ------------  ------------
Customer A....................................          14.6%           13.2%          <10%
Customer B....................................           <10%           16.5%         15.4%
Customer C....................................           <10%           15.4%         14.2%

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

(11)  UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the two years ended December 31, 1998, are as follows (in thousands except for per share amounts):


                                                                                     QUARTER
                                                           ---------------------------------------------------------
                                                               FIRST          SECOND         THIRD          FOURTH
                                                           -------------   -----------    ------------   -----------
 1998
       Revenues ......................................     $   16,046      $   22,447     $   24,334     $   23,367
       Operating income ..............................          6,524          10,216         10,521          7,768
       Income from continuing operations
           Income ....................................          3,467           5,330          8,199          3,793
           Per share (basic) .........................           0.43            0.67           1.01           0.47
           Per share (diluted) .......................           0.42            0.65           0.99           0.46
       Net income
           Income ....................................          3,467           5,330          8,199          3,793
           Per share (basic) .........................           0.43            0.67           1.01           0.47
           Per share (diluted) .......................           0.42            0.65           0.99           0.46

1997
       Revenues ......................................          9,679      $   11,352     $   12,642     $   12,346
       Operating income ..............................          2,492           3,699          4,839          4,683
       Income from continuing operations
           Income ....................................          1,044           1,670          2,626          2,855
           Per share (basic) .........................           0.16            0.25           0.36           0.36
           Per share (diluted) .......................           0.15            0.24           0.35           0.35
       Net income
           Income (loss) .............................         (1,030)          1,670          2,626          2,855
           Per share (basic) .........................          (0.15)           0.25           0.36           0.36
           Per share (diluted) .......................          (0.15)           0.24           0.35           0.35

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
    (1) AND (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    Consolidated Financial Statements of the Company are included in Item 8 (Consolidated Financial Statements and Supplementary Data). All other schedules for the Company have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

    (3) EXHIBITS

                                                                              INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                          DESCRIPTION                                      FOLLOWING DOCUMENTS
-----------  ----------------------------------------------------------   ---------------------------------------

     3.1     Certificate of Incorporation..............................   Form S-4, Registration No. 333-24141
                                                                          March 28, 1997

     3.2     Certificate of Amendment to Certificate of Incorporation..   Form S-4, Registration No. 333-24141
                                                                          March 28, 1997

     3.3     Bylaws....................................................   Form S-4, Registration No. 333-24141
                                                                          March 28, 1997

     4.1     See Exhibit Nos. 3.1 and 3.2 for provisions of the
             Certificate of Incorporation and Exhibit 3.3 for
             provisions of the By-laws of the Company defining the        Form S-4, Registration No. 333-24141
             rights of the holders of Common Stock.....................   March 28, 1997


     4.2     Specimen Certificate for the Company's Common Stock,
             $0.01 par value...........................................   Form S-1, Registration No. 333-31139
                                                                          July 11, 1997

     4.3     Indenture dated as of June 8, 1998, among the Company
             as Issuer and State Street  Bank and Trust Company as
             Trustee including a form of the Company's 8.75% Senior
             Notes Due 2008 ...........................................   Form S-4, Registration No. 333-59415

                                                                            INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                  FOLLOWING DOCUMENTS
------------    --------------------------------------------------------     ---------------------------------------
        4.4     Registration Rights Agreement dated as of June 8, 1998
                among the Company, Lehman Brothers, Chase Securities,
                Inc., Jefferies & Company, Inc. and the Robinson-
                Humphrey Company..........................................   Form S-4, Registration No. 333-59415

       10.1     GulfMark International, Inc. 1987 Stock Option Plan*......   Form S-4, Registration No. 333-24141

       10.2     Amendment to the GulfMark International, Inc. 1987           Form S-1, Registration No. 333-31139
                Stock Option Plan*........................................   July 11, 1997

       10.3     GulfMark Offshore, Inc. Instrument of Assumption and
                Adjustment (GulfMark International, Inc. 1987 Stock          Form S-1, Registration No. 333-31139
                Option Plan)*.............................................   July 11, 1997

       10.4     Form of Incentive Stock Option Agreement (GulfMark           Form S-1, Registration No. 333-31139
                International, Inc. 1987 Stock Option Plan)*..............   July 11, 1997

       10.5     Form of Amendment No. 1 to Incentive Stock Option
                Agreement (GulfMark International, Inc. 1987 Stock           Form S-1, Registration No. 333-31139
                Option Plan, as amended)*.................................   July 11, 1997

       10.6     Form of Incentive Stock Option Agreement (GulfMark           Form S-1, Registration No. 333-31139
                Offshore, Inc. 1987 Stock Option Plan)*...................   July 11, 1997

       10.7     GulfMark International, Inc., Amended and Restated           Form S-1, Registration No. 333-31139
                1993 Non-Employee Director Stock Option Plan*.............   July 11, 1997

       10.8     Amendment No. 1 to the GulfMark International, Inc.
                Amended and Restated 1993 Non-Employee Director Stock        Form S-1, Registration No. 333-31139
                Option Plan*..............................................   July 11, 1997

       10.9     GulfMark Offshore, Inc. Instrument of Assumption and
                Adjustment (GulfMark International, Inc. Amended and         Form S-1, Registration No. 333-31139
                Restated 1993 Non-Employee Director Stock Option Plan)*...   July 11, 1997

      10.10     Form of Stock Option Agreement (GulfMark International,
                Inc. Amended and Restated 1993 Non-Employee Director          Form S-1, Registration No. 333-31139
                Stock Option Plan)*........................................   July 11, 1997

      10.11     Form of Amendment No. 1 to Stock Option Agreement
                (GulfMark International, Inc. Amended and Restated           Form S-1, Registration No. 333-31139
                1993 Non-Employee Director Stock Option Plan)*............   July 11, 1997

      10.12     Form of Stock Option Agreement (GulfMark  Offshore,          Form S-1, Registration No. 333-31139
                Inc. 1993 Non-Employee Director Stock Option Plan)*.......   July 11, 1997

      10.13     GulfMark Offshore, Inc. Instrument of Assumption and
                Adjustment (GulfMark International, Inc. Director            Form S-1, Registration No. 333-31139
                Stock Option Agreements)*.................................   July 11, 1997

                                                                                INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                      FOLLOWING DOCUMENTS
------------    --------------------------------------------------------     ---------------------------------------

      10.14     Form of Stock Option Agreement (GulfMark                     Form S-1, Registration No. 333-31139
                International, Inc. Director Stock Options)*..............   July 11, 1997

      10.15     Form of Amendment No. 1 to Stock Option Agreement            Form S-1, Registration No. 333-31139
                (GulfMark International, Inc. Director Stock Options)*....   July 11, 1997

      10.16     GulfMark Offshore, Inc. 1997 Incentive Equity Plan*.......   Filed herewith

      10.17     Form of Incentive Stock Option Agreement (GulfMark
                Offshore, Inc. 1997 Incentive Equity Plan *...............   Filed herewith

      10.18     Loan Agreement dated as of June 11, 1997, made by and
                between Christiania  Bankog Kreditkasse ASA and Gulf         Form S-1, Registration No. 333-31139
                Offshore N.S. Limited.....................................   July 11, 1997

      10.19     Tax Allocation and Indemnification Agreement dated
                April 30, 1997 made by and among GulfMark International,     Form S-1, Registration No. 333-31139
                Inc., GulfMark Offshore, Inc. and Energy Ventures, Inc....   July 11, 1997

      10.20     Floating Rate Bridge Loan Facility and Guarantee
                Facility dated February 4, 1998 among GulfMark Offshore,
                Inc., Christiania Bankog Kreditkasse ASA for itself and as
                Agent for the other banks and financial institutions listed. Form 8-K, February 25, 1998

      10.21     Multicurrency Revolving Loan Agreement dated June 8, 1998
                among the Company, Christiania Bankog Kreditkasse ASA, The
                Chase Manhattan Bank, London Branch and others named
                therein...................................................   Form 10-Q, August 12, 1998

       21.1     Subsidiaries of GulfMark Offshore, Inc....................   Filed herewith

       23.1     Consent of Arthur Andersen LLP............................   Filed herewith

       27.1     Financial Data Schedule...................................   Filed herewith

*This contract is a management contract or compensatory plan.

(b)      REPORTS ON FORM 8-K

         On October 29, 1998, the Company filed a report on Form 8-K announcing the release of its results of operations for the quarter ended September 30, 1998.

         On March 4, 1999, the Company filed a report on Form 8-K announcing the release of its results of operations for the quarter and year ended December 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                           GULFMARK OFFSHORE, INC.
                                                (Registrant)


                                           By:  /s/ BRUCE A. STREETER
                                              ---------------------------------
                                                    Bruce A. Streeter
                                               President and Director (Principal
                                                    Executive Officer)

Date:    March 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


   /s/  BRUCE A. STREETER                                 President and Director               March 24, 1999
------------------------------------------             (Principal Executive Officer)
                 Bruce A. Streeter


   /s/  FRANK R. PIERCE                             Executive Vice President, Finance          March 24, 1999
------------------------------------------             (Principal Financial Officer)
                 Frank R. Pierce



   /s/  KEVIN D. MITCHELL                                       Controller                     March 24, 1999
------------------------------------------             (Principal Accounting Officer)
                 Kevin D. Mitchell



   /s/  DAVID J. BUTTERS                                        Director                       March 24, 1999
------------------------------------------
                 David J. Butters



   /s/  NORMAN G. COHEN                                         Director                       March 24, 1999
------------------------------------------
                 Norman G. Cohen



   /s/  MARSHALL A. CROWE                                       Director                       March 24, 1999
------------------------------------------
                 Marshall A. Crowe



   /s/  LOUIS S. GIMBEL, 3RD                                    Director                       March 24, 1999
------------------------------------------
                 Louis S. Gimbel, 3rd



   /s/  ROBERT B. MILLARD                                       Director                       March 24, 1999
------------------------------------------
                 Robert B. Millard

                                INDEX TO EXHIBITS


               EXHIBIT
               No.             DESCRIPTION
             --------------    -----------
                10.16          GulfMark Offshore, Inc. 1997 Incentive Equity Plan


                10.17          Form of Incentive Stock Option Agreement (GulfMark
                               Offshore, Inc. 1997 Incentive Equity Plan


                21.1           Subsidiaries of GulfMark Offshore, Inc.


                23.1           Consent of Independent Public Accountants


                27.1           Financial Data Schedule