Form 10-Q
period 1999-03-31
GULFMARK OFFSHORE INC
filed 1999-05-17
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 17, 1999: 8,129,917.

              (Exhibit Index Located on Page 23)

                  PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,     December 31,
                                                                               1999           1998
                                                                              ---------       -------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $  31,452      $  32,007
  Accounts receivable, net................................................      19,736         19,612
  Prepaids and other......................................................       2,782          2,210
                                                                               -------        -------
    Total current assets..................................................      53,970         53,829

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $33,573,000(unaudited) in 1999 and $31,839,000 in 1998................     192,295        192,615

GOODWILL, NET.............................................................      17,313         17,689
OTHER ASSETS..............................................................       7,366          7,236
                                                                               -------        -------
                                                                             $ 270,944      $ 271,369
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $      60      $      60
  Accounts payable........................................................       4,924          7,030
  Accrued personnel costs.................................................       1,059          1,314
  Accrued interest expense................................................       3,788            955
  Other accrued liabilities...............................................       2,855          2,930
                                                                               -------        -------
    Total current liabilities.............................................      12,686         12,289
                                                                               -------        -------
LONG-TERM DEBT............................................................     130,120        130,136

DEFERRED TAXES AND OTHER..................................................      21,165         20,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,123,365 and 8,123,365 shares issued and outstanding...............            81             81

  Additional paid-in capital..............................................      62,812         62,812
  Retained earnings.......................................................      49,968         47,060
  Cumulative translation adjustment.......................................      (5,888)        (1,463)
                                                                               -------        -------
    Total stockholders' equity............................................     106,973        108,490
                                                                               -------        -------
                                                                             $ 270,944      $ 271,369
                                                                               =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1999      1998
                                                            ------    -------
                                                            (In thousands, except
                                                               per share amounts)
REVENUES...............................................     $21,127   $16,046
COSTS AND EXPENSES:
  Direct operating expenses............................       9,946     5,794
  General and administrative expenses..................       1,643     1,369
  Depreciation and amortization........................       3,120     2,359
                                                            -------   -------
                                                             14,709     9,522
                                                            -------   -------
OPERATING INCOME.......................................       6,418     6,524

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (2,751)   (1,638)
  Interest income......................................         579       256
  Minority interest....................................          --       (96)
  Other................................................        (108)       26
                                                            -------   -------
                                                             (2,280)   (1,452)
                                                            -------   -------
Income before taxes....................................       4,138     5,072
INCOME TAX PROVISION...................................      (1,230)   (1,605)
                                                            -------   -------
NET INCOME.............................................     $ 2,908   $ 3,467
                                                            =======   =======
BASIC EARNINGS PER SHARE:
 Net Income ...........................................     $  0.36   $  0.43

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............       8,123     7,976
                                                            =======   =======

DILUTED EARNINGS PER SHARE:
  Net Income  .........................................     $  0.35   $  0.42

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).........        8,251     8,236
                                                            =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $  2,908      $  3,467

Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization............................................       3,120         2,359
  Deferred and other income tax provision..................................       1,162         1,550
  Minority interest........................................................          --            96

  Change in operating assets and liabilities:
      Accounts receivable..................................................        (497)       (2,346)
      Inventory, prepaids and other........................................        (153)          (46)
      Accounts payable.....................................................      (1,982)         (701)
      Other accrued liabilities............................................       2,531        (1,495)
  Other, net...............................................................        (385)         (289)
                                                                                -------       -------
      Net cash provided by operating activities............................       6,704         2,595
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................      (6,243)      (17,434)
  Expenditures for drydocking and main engine overhaul.....................        (896)           --
  Purchase of Brovig stock, net of cash acquired...........................          --       (25,543)
                                                                                -------       -------
      Net cash used in investing activities................................      (7,139)      (42,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt, net of direct financing cost.........................          --        31,680
  Proceeds from exercise of options........................................          --           123
  Repayments of debt.......................................................          (9)       (2,468)
                                                                                -------       -------
     Net cash provided by (used in)financing activities....................          (9)       29,335

Effect of exchange rate changes on cash....................................        (111)           65
                                                                                -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................        (555)      (10,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      32,007        25,885
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 31,452      $ 14,903
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $   (226)     $    931
                                                                                =======       =======
Income taxes paid..........................................................    $     26      $    29
                                                                                =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   5

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1) BACKGROUND AND ORGANIZATION

     GulfMark Offshore, Inc. ("GulfMark" or the "Company") was formerly a part of GulfMark International, Inc. (the "Predecessor") until it was spun-off in 1997.

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

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of the EPS calculations for continuing operations for the three months ended March 31, 1999 and 1998 are as follows (in thousands except per share data):

                                                                     Three Months Ended March 31, 1999
                                                                   -------------------------------------
                                                                                               Per Share
                                                                    Income         Shares       Amount
                                                                   -------        -------      ---------
Net Income per share, basic...................................     $ 2,908          8,123        $0.36
                                                                                                  ====
Dilutive effect of common stock options.......................          --            128
                                                                    ------          -----
Net Income per share, diluted.................................     $ 2,908          8,251        $0.35
                                                                    ======          =====         ====


                                                                     Three Months Ended March 31, 1998
                                                                   -------------------------------------
                                                                                               Per Share
                                                                    Income         Shares       Amount
                                                                   -------        -------      ---------
Net Income per share, basic...................................     $ 3,467          7,976        $0.43
                                                                                                  ====
Dilutive effect of common stock options.......................          --            260
                                                                    ------          -----
Net Income per share, diluted.................................     $ 3,467          8,236        $0.42
                                                                    ======          =====         ====


 (3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The components of comprehensive income, net of related tax, for the first quarter of 1999 and 1998 are as follows:

                                                                               Three Months Ended
(In thousands)                                                                      March 31,
                                                                     -----------------------------------
                                                                           1999                 1998
                                                                          ------               ------
Net income..........................................................     $ 2,908              $ 3,467
Foreign currency translation adjustments,
    net of tax of $1,896 and $105...................................      (4,425)                (203)
                                                                          ------               ------
Comprehensive income (loss).........................................     $(1,517)             $ 3,264
                                                                          =======              =======

The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

 (5)  BROVIG SUPPLY ASA ACQUISITION

     The financial statements included herein include the results of Brovig Supply ASA from its acquisition on February 10, 1998. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred on January 1, 1998. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future.

                                               Three Months Ended
                                                    March 31,
                                           -------------------------
                                               1999          1998
                                             --------      --------
                                       (In thousands except per share data)
Revenues...................................  $ 21,127      $ 17,901
Operating income...........................     6,418         6,943
Net Income.................................     2,908         3,439
    Per share data:
Net Income (basic).........................  $   0.36      $   0.43
Net Income (diluted).......................      0.35          0.42


(6)  VESSEL ACQUISITIONS

     The Company has entered into an agreement with Bender Shipbuilding & Repair, Inc, of Mobile, Alabama, for the construction of two 217' offshore support vessels at an approximate total cost of $22 million. Delivery of the first vessel is anticipated in May 1999 and the second vessel is anticipated in late June 1999. The specifications of these vessels were developed jointly between the Company and the shipyard for use in international applications. The Company also has an option to construct two additional vessels under this agreement.

     Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 1999, $332,000 was capitalized. During the three months ended March 31, 1998, $265,000 was capitalized.

(7)  OPERATING SEGMENT INFORMATION

     The operations of the Company are reported in a single business segment, offshore marine services. The business operates offshore support vessels in various geographic locations. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

Geographic Regions

Information by geographical area is based on the location where services are performed. General corporate expenses incurred in the United States have not been allocated to foreign operations for purposes of this disclosure.

                                               Three Months Ended
                                                    March 31,
                                           -------------------------
                                               1999          1998
                                             --------      --------
                                       (In thousands except per share data)
Revenues from unaffiliated customers:

Europe (primarily UK)......................  $ 16,557      $  9,770
Far East...................................     2,947         5,885
Brazil and other...........................     1,623           391
                                               ------        ------
    TOTAL REVENUES.........................  $ 21,127      $ 16,046
                                              =======       =======




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of two vessels operating in Brazil, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of 42 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Twenty-eight vessels in GulfMark's fleet are owned, three are bareboat chartered and eleven are managed.

     The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas
                               10
production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter expense rather than depreciation expense. Bareboat charter fees are generally more than depreciation expense.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected. For the three months ended March 31, 1999, 3 vessels were required to be drydocked at an aggregate cost of $0.9 million compared to the three months ended March 31, 1998 when no vessels were required to be drydocked.

Results of Operations

     The table below sets forth, by region, the average day and utilization rates for the Company's vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of the Company's revenues and operating profit. The information that follows is utilized by the Company's management to evaluate the performance of the business.


                                               Three Months Ended
                                                     March 31,
                                             ----------------------
                                              1999           1998
                                             ------         ------
Rates Per Day Worked (a)(b):
 North Sea Capable Fleet (c)                $10,957         $10,511
 Other (Primarily Southeast Asia)             4,823           4,771

Overall Utilization(a):
 North Sea Capable Fleet (percent)             95.3            98.8
 Other (Primarily Southeast Asia) (percent)    66.6            85.9

Average Owned/Chartered Vessels(a)(d)
 North Sea Capable Fleet                       19.0            12.0
 Other (Primarily Southeast)                   12.0            13.0
                                             ------          ------
 Total                                         31.0            25.0
                                             ======          ======

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c)  Revenues for vessels in the North Sea fleet are primarily earned in Sterling (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.6248 and GBP=$1.6460 for the quarters
                               12
     ended March 31, 1999 and 1998, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.


Comparison of the Three Months Ended March 31, 1999 with the Three Months Ended March 31, 1998.

     Earnings for the quarter ended March 31, 1999 were $2.9 million or $0.35 per diluted share on revenues of $21.1 million. Net earnings in the comparable 1998 quarter were $3.5 million or $0.42 per diluted share on revenues of $16.0 million.

     Revenues increased in the North Sea by $5.3 million largely due to the addition of several vessels during the course of 1998. The Company added five vessels in February 1998 (the "Brovig vessels") with the acquisition of Brovig Supply ASA (now known as Gulf Offshore Norge AS). Additionally, the Company took delivery of two newbuild vessels, the Highland Rover (March 1998) and the Highland Spirit (November 1998). Revenues in the region also benefited from the addition of two vessels bareboat chartered by the Company during 1998. The addition of the new, highly specialized vessels, coupled with existing contracts resulted in a slight increase in the average dayrate for North Sea capable vessels. The increased dayrates on these vessels were able to overcome the otherwise deteriorating chartering market which has been adversely impacted by low oil prices and the resultant reduction in exploration and development activity. Outside of the North Sea, lower utilization and a reduction in the number of the Company's vessels operating in Southeast Asia resulted in decreased revenue which was largely offset by the addition of the bareboat chartered vessel, Leopard Bay, presently operating in Brazil.

     Operating income remained fairly constant between the two periods in spite of the increased revenues due, in part, to higher operating costs associated with the three bareboat chartered vessels, as well as increased depreciation from the newly acquired vessels. Bareboat charter rates are generally higher than depreciation charges for a vessel.

     The Company's depreciation and amortization expense for the period increased by $0.8 million primarily as a result of the newly acquired Brovig vessels and the delivery of the Highland Rover and
                               13

Highland Spirit. Interest expense, net of interest income, for the quarter increased to $2.2 million in the quarter ended March 31, 1999 compared to $1.4 million in the same quarter of 1998 as a result of the vessel acquisitions described above and the sale of $130 million, 8.75% Senior Notes, due June 1, 2008, (the "Senior Notes") completed by the Company in June 1998 (the "Senior Notes Offering"). Capitalized interest in each period was approximately $0.3 million.

     The Company's current financial position reflects approximately $41.3 million of net working capital, including $31.5 million in cash. Additionally, the Company has $75 million of availability under its credit facility. The Company has two vessels under construction with delivery expected in the second quarter of this year. Cash required to complete these vessels is expected to be approximately $4 million.
The Company expects to drydock nine(9) vessels during the remaining three quarters of 1999 and anticipates expenditures for this purpose of less than $3 million.

Liquidity and Capital Resources

     The Company's ongoing liquidity requirements are generally associated with its need to service debt, fund working capital, acquire or improve equipment and make other investments. Since its inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. In June 1998, the Company sold the Senior Notes. The net proceeds were used to repay substantially all the outstanding indebtedness of the Company under various bank credit facilities which were secured by mortgages on many of the Company's vessels.

     At March 31, 1999, the Company had total outstanding debt of $130.2 million. Scheduled principal and interest repayments are expected to total $11.4 million for the remainder of 1999.

     In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels (the "Bender Vessels") with Bender Shipbuilding and Repair, Inc., of Mobile, Alabama ("Bender"). The contract cost for the completion of each of these vessels is approximately $11.0 million, excluding capitalized interest. Delivery of the first vessel is expected in May 1999, and
                               14
the second vessel is anticipated in July 1999. To date a total of $18.6 million has been paid related to these vessels including $5.8 million in the quarter ended March 31, 1999. The Company also has an option with Bender for the construction of two additional vessels. An additional $3.8 million is expected to be remitted in 1999.

    Net cash provided by operating activities of continuing operations was $6.7 million for the three month period ended March 31, 1999, as compared to $2.6 million for the same period in 1998.

     Net cash used in investing activities was $7.1 million and $43.0 million for the three months ended March 31, 1999 and 1998, respectively. In the 1998 period, the Company completed its acquisition of Brovig Supply ASA requiring cash, net of cash acquired, in the amount of $25.5 million. Additionally, the Company made the final payment on the Highland Rover of approximately $14.0 million in March 1998 and also made progress payments toward the completion of the Highland Spirit as well as the Bender Vessels. In the three month period ended March 31, 1999, the Company had 2 vessels drydocked compared to no vessel drydockings in the same prior year period.

     Net cash provided by financing activities was $29.3 million for the period ended March 31, 1998. During the period ended March 31, 1999, no financing transactions were completed and only nominal principal repayments were required. The 1998 period included proceeds from a nine-month bridge facility for the purchase of Brovig Supply ASA as well as for the delivery of the Highland Rover. Additionally, in connection with the acquisition of Brovig Supply ASA, the Company assumed approximately NOK 277 million ($37.4 million) of its long-term debt.

    Substantially all of the Company's tax provision is for deferred taxes. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

     The Company believes that its current reserves of cash and short term investments, cash flows from operations and access to credit arrangements will provide sufficient resources to finance internal operating requirements for the forseeable future.

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are international; therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in Norwegian Kroner. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 1999, currency fluctuations in Norwegian Kroner did not have a material impact on the results of the Company's operations. As of March 31, 1999, the Norwegian Kroner/U.S. Dollar exchange rate was Norwegian Kroner = $0.1288. The North Sea operations generated $16.6 million in revenues, $5.5 million in operating income and $4.0 million of cash flows from operations for the three months ended March 31, 1999. In the first quarter of 1999 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = $1.6598 to a low of GBP = $1.5960. For the three month period ended March 31, 1999, the average Sterling to U.S. Dollar exchange rate was GBP = $1.6248. The exchange rate in the comparable 1998 period was GBP = $1.6460. As of March 31, 1999, the Sterling/U.S. Dollar exchange rate was GBP = $1.6118.

      Historically certain of the Company's Southeast Asia charters were denominated in Malaysian ringgits as were a portion of its operating costs. Beginning in 1998, charters in Malaysia have been fixed in U.S. dollars with only a portion (approximately equal to local expenses) fixed in Malaysian ringgit. Revenues fixed in this currency were approximately $0.4 million for 1998 while revenues fixed in Malaysian ringgit in the three month period ended March 31, 1999 were $0.1 million. The Company does not currently hedge this currency. In areas where currency risks are potentially high, the Company normally accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

     Reflected in the accompanying balance sheet as of March 31, 1999, is a $5.9 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of March 31, 1999 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated loan's between the Company and its U.K. subsidiaries.
                               16

     With the completion of the Senior Notes Offering in June 1998, the Company's debt is predominately denominated in U.S. dollars, while a substantial portion of the Company's revenue continues to be generated in Sterling. The Company has carefully evaluated these conditions and determined that it is in the best interest of the Company not to use any financial instruments to hedge this exposure under present conditions. The Company's decision is based on a number of factors including among others,(i) the cost of using such instruments in relation to the risks of currency fluctuations, (ii) the propensity for adjustments in Sterling denominated vessel day rates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. dollars, (iii) the Company's strong cash position substantially held in U.S. dollars, (iv) the level of U.S. dollar denominated borrowings available to the Company and (v) the conditions in the Company's U.S. dollar generating regional markets. One or more of these factors may change and the Company, in response, may choose to use financial instruments to hedge risks of currency fluctuations.

     The Company will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on the Company's financial results. As of March 31, 1999, the Company had no foreign currency contracts outstanding.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

Year 2000 Disclosure

	The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four so that date sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900. The Company has been conducting a comprehensive review of its computer systems to ensure that all of its significant computer systems will be able to process dates from and after January 1, 2000 without critical failure. Computerized systems are integral to the Company's operations, particularly for accounting and administrative software applications used throughout its locations. Computerized systems are furthermore used for communication, navigational and other systems aboard certain of the Company's vessels. Most of the Company's software applications are licensed through
                               17
commercial third party software developers with whom the Company has maintenance contracts. Each of these software developers have already modified and released newer versions of their product that are Y2K compliant. The Company has implemented or is in the process of implementing these Y2K compliant versions. The Company expects to complete the implementation of both Y2K compliant accounting and administrative software and related hardware by the end of the quarter ending June 30, 1999. Each of the upgrades in software versions was provided as part of the Company's maintenance agreement with the provider or were part of routine version upgrades. Costs for the upgrade of hardware are expected to be minimal. The Company does not expect the costs to modify its hardware and software to be Y2K compliant will be material to its financial condition or results of operations.

The Company continues to review the date-aware systems that are used aboard its vessels with completion expected by mid year 1999. While the status of this review does not yet permit management to accurately forecast costs of making all such systems Y2K compliant, to date all required changes have required minimal cost.

The Company's computer systems are not widely integrated with the systems of its suppliers and customers. A potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. Major suppliers have been contacted regarding Y2K compliance, and recently, the Company added Y2K compliance requirements to all of its purchasing contracts. An assessment of Y2K third-party risk is scheduled for completion by mid year 1999.

At present, the Company has not finalized a contingency plan to address all areas of risk associated with Y2K compliance but is currently testing possible Y2K failures as part of its routine vessel safety checks. The Company is committed to ensuring that it is fully Y2K
ready and believes that, when completed, its plans will 	adequately
address the above-mentioned risks.

Based upon the Y2K risk assessment work performed thus far, the
Company believes the most likely Y2K-related failures would be related to a disruption of materials and services provided by third parties. Although the Company does not expect that such disruptions would have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company's belief is
                               18
correct or that its risk assessments are, in fact, accurate. The
Company believes that the upgrades to its hardware and software systems, in conjunction with any contingency plans developed prior to January 1, 2000, will permit a transition through that date without significant interruption in its business or operations, however, such assessment is predicated on the timely completion of the above referenced software modifications. Should these modifications and upgrades be delayed or the Company's contingency plans fail, the Y2K issue could have a material impact on the Company's financial condition or results of operations. In addition, there can be no assurance that the Company's vendors, suppliers and other parties with whom the Company does business will successfully resolve their Y2K problems. In the event of any such failures or other Y2K failures, there can be no assurance that, despite the Company's contingency plans, there will not be a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company's financial instruments that are potentially
sensitive to changes in interest rates include the Senior Notes. As of March 31, 1999, the fair value of these notes, based on quoted
                               19
market prices, was approximately $118.3 million compared to a carrying amount of $129.6 million.

Exchange Rate Sensitivity

     Other than accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates. Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II
                            OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     *27.1 - Financial Data Schedule.

* Filed herewith.

     (b)  Reports on Form 8-K.

     On March 4, 1999, the Company filed a report on Form 8-K announcing the release of the results of its operations for the year ended December 31, 1998.

     On May 4, 1999, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended March 31, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Kevin Mitchell
                                       -----------------------------
                                       Kevin D. Mitchell
                                       Controller
                                       (Principal Accounting Officer)

Date: May 17, 1999

                             EXHIBIT INDEX

Exhibit No.


*27.1 - Financial Data Schedule.

* Filed herewith.