Form 10-Q
period 1999-06-30
GULFMARK OFFSHORE INC
filed 1999-08-16
CIK 1030749

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                        FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 13, 1999: 8,130,583.

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,     December 31,
                                                                                 1999           1998
                                                                              ---------       -------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $  35,623      $  32,007
  Accounts receivable, net................................................      18,060         19,612
  Prepaids and other......................................................       2,445          2,210
                                                                               -------        -------
    Total current assets..................................................      56,128         53,829

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $35,477,000 (unaudited) in 1999 and $31,839,000 in 1998................    188,078        192,615

GOODWILL, NET.............................................................      17,041         17,689
OTHER ASSETS..............................................................       6,886          7,236
                                                                               -------        -------
                                                                             $ 268,133      $ 271,369
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $      55      $      60
  Accounts payable........................................................       5,724          7,030
  Accrued personnel costs.................................................       1,054          1,314
  Accrued interest expense................................................         951            955
  Other accrued liabilities...............................................       2,989          2,930
                                                                               -------        -------
    Total current liabilities.............................................      10,773         12,289
                                                                               -------        -------
LONG-TERM DEBT............................................................     130,113        130,136

DEFERRED TAXES AND OTHER..................................................      21,297         20,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,129,917 and 8,123,365 shares issued and outstanding...............            81             81
  Additional paid-in capital..............................................      62,843         62,812
  Retained earnings.......................................................      51,770         47,060
  Cumulative translation adjustment.......................................      (8,744)        (1,463)
                                                                               -------        -------
    Total stockholders' equity............................................     105,950        108,490
                                                                               -------        -------
                                                                             $ 268,133      $ 271,369
                                                                               =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   3

              GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                          ----------------------   --------------------
                                                             1999      1998           1999      1998
                                                            ------    -------        ------    -------
                                                             (In thousands, except per share amounts)
REVENUES...............................................     $19,894  $ 22,447       $41,021  $ 38,493
COSTS AND EXPENSES:
  Direct operating expenses............................      10,645     7,846        20,591    13,640
  General and administrative expenses..................       1,470     1,418         3,113     2,787
  Depreciation and amortization........................       3,229     2,967         6,349     5,326
                                                            -------   -------       -------   -------
                                                             15,344    12,231        30,053    21,753
                                                            -------   -------       -------   -------
OPERATING INCOME.......................................       4,550    10,216        10,968    16,740

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (2,696)   (2,437)       (5,447)   (4,075)
  Interest income......................................         409       216           988       472
  Minority interest....................................          36      (142)           36      (238)
  Other................................................          33        --           (75)       26
                                                            -------   -------       -------   -------
                                                             (2,218)   (2,363)       (4,498)   (3,815)
                                                            -------   -------       -------   -------
Income before taxes....................................       2,332     7,853         6,470    12,925
INCOME TAX PROVISION...................................        (530)   (2,523)       (1,760)   (4,128)
                                                            -------   -------       -------   -------
NET INCOME ............................................     $ 1,802   $ 5,330       $ 4,710   $ 8,797
                                                            =======   =======       =======   =======
BASIC EARNINGS PER SHARE:
 Net Income............................................     $  0.22   $  0.67       $  0.58   $  1.10
                                                            =======   =======       =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............       8,129     7,988         8,126     7,984
                                                            =======   =======       =======   =======
DILUTED EARNINGS PER SHARE:
 Net Income............................................     $  0.22   $  0.65       $  0.57   $  1.07
                                                            =======   =======       =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).........        8,268     8,251         8,260     8,246
                                                            =======   =======       =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                4

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $  4,710      $  8,797

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................................       6,349         5,326
  Deferred and other income tax provision..................................       1,670         4,049
  Minority interest........................................................         (36)          238

  Change in operating assets and liabilities:
      Accounts receivable..................................................         922        (6,366)
      Prepaids and other...................................................         162          (612)
      Accounts payable.....................................................      (1,085)        1,441
      Other accrued liabilities............................................        (135)         (873)
  Other, net...............................................................        (254)          421
                                                                                -------       -------
      Net cash provided by operating activities............................      12,303        12,421
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................      (7,216)      (25,374)
  Expenditures for drydocking and main engine overhaul.....................      (1,277)           --
  Purchase of Brovig stock, net of cash acquired...........................          --       (25,543)
                                                                                -------       -------
      Net cash used in investing activities................................      (8,493)      (50,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt, net of direct financing cost.........................          --       139,982
  Proceeds from exercise of options........................................          31           160
  Repayments of debt.......................................................         (19)     (103,759)
                                                                                -------       -------
     Net cash provided by financing activities.............................          12        36,383

Effect of exchange rate changes on cash....................................        (206)         (943)
                                                                                -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................................       3,616        (3,056)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      32,007        25,885
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 35,623      $ 22,829
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $  4,976      $  2,498
                                                                                =======       =======
Income taxes paid..........................................................    $     59      $     57
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

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. Certain options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three and six months ended June 30, 1999 and 1998 are as follows (in thousands except per share data):

                                                  Three Months Ended              Six Months Ended
June 30, 1999                  June 30, 1999
                                               -------------------------     -------------------------
                                                               Per Share                     Per Share
                                               Income  Shares  Amount        Income  Shares  Amount
                                               ------  ------  ---------     ------- ------  ---------
Net Income per share, basic..................  $1,802   8,129  $    0.22     $4,710   8,126  $    0.58
                                                               =========                     =========
Dilutive effect of common stock options......             139                    --     134
                                               ------  ------                ------  ------
Net Income per share, diluted................  $1,802   8,268  $    0.22     $4,710   8,260  $    0.57
                                               ======  ======  =========     ======= ======  =========


                                                  Three Months Ended              Six Months Ended
June 30, 1998                  June 30, 1998
                                               -------------------------     -------------------------
                                                               Per Share                     Per Share
                                               Income  Shares  Amount        Income  Shares  Amount
                                               ------  ------  ---------     ------- ------  ---------
Net Income per share, basic..................  $5,330   7,988  $    0.67     $8,797   7,984  $    1.10
                                                               =========                     =========
Dilutive effect of common stock options......      --     263                    --     262
                                               ------  ------                ------  ------
Net Income per share, diluted................  $5,330   8,251  $    0.65     $8,797   8,246  $    1.07
                                               ======  ======  =========     ======= ======  =========


(3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 was to be effective beginning in 2000; however, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date" which delayed the effective date to fiscal years beginning after June 15, 2000. The Company does not currently expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                   Three Months Ended          Six Months Ended
(In thousands)                                         June 30,                    June 30,
                                                   -----------------           ------------------
                                                    1999       1998             1999        1998
                                                   ------     ------           ------      ------
Net income......................................  $ 1,802    $ 5,330          $ 4,710      $8,797
Foreign currency translation adjustments,
  net of tax of $(1,224)and $(3,120) for 1999
  and $229 and $142 for 1998, respectively......   (2,856)       534           (7,281)        331
                                                   ------     ------           ------      ------
Comprehensive income (loss).....................  $(1,054)   $ 5,864          $(2,571)     $9,128
                                                   ======     ======           ======      ======

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
                                8


                                                 Six Months Ended
                                                     June 30,
(In thousands except per share data)            --------------------
                                                  1999        1998
                                                 --------    --------
Revenues...................................      $41,021      $40,348
Operating income...........................       10,968       17,159
Net Income.................................        4,710        8,969
    Per share data:
Net Income (basic).........................      $  0.58      $  1.12
Net Income (diluted).......................         0.57         1.09


(6)  VESSEL ACQUISITIONS

     The Company has entered into an agreement with Bender Shipbuilding & Repair, Inc, of Mobile, Alabama, for the construction of two 217' offshore support vessels at an approximate total cost of $22 million. As of June 30, 1999, approximately $3.8 million remained to be paid with respect to these vessels. Delivery of the first vessel is currently underway and the second vessel is expected later in the third quarter 1999. The specifications of these vessels were developed jointly between the Company and the shipyard for use in international applications. The Company also has an option to construct two additional vessels under this agreement.

     Interest is capitalized in connection with the construction of vessels. During the three and six months ended June 30, 1999, $406,000 and $738,000 respectively, was capitalized. During the three and six months ended June 30, 1998, $384,000 and $613,000 was capitalized, respectively.

(7)  OPERATING SEGMENT INFORMATION

     The operations of the Company are reported in a single business segment, offshore marine services. The business operates offshore support vessels in various geographic locations. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.
                                  9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of two vessels operating in Brazil, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of forty-six vessels through strategic acquisitions and new construction of technologically advanced vessels, which has partially been offset by dispositions of certain older, less profitable vessels. Twenty-eight vessels in GulfMark's fleet are owned, four are bareboat chartered and fourteen are managed.

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

     Industry conditions in the North Sea and Southeast Asia markets have not shown signs of recovery despite the upward trend in oil prices. North Sea marine support services activity has declined from the first quarter of 1999 to the present day as a result of lower drilling and construction activity in the region. This lower activity has caused dayrates to decline as well as a shift in demand away from term contracts to spot work. In addition, some contract cancellations have been experienced by the industry as operators have sought to reduce their expenditure levels. These conditions may prevail throughout the balance of 1999 and into 2000 should increased drilling and construction activity not recover until that time.

     The Southeast Asia market has also encountered similar reductions in activity due to economic conditions in the area and lower commodity prices. These conditions have also resulted in lower utilization and reduced vessel dayrates. It is therefore essential for activity levels to improve before the term of contracts and dayrates can escalate in the principal markets served by the Company.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by the Company. Owned and bareboat chartered vessels generate operating revenues expenses at similar rates; however, chartered vessels also incur bareboat charter expense instead of depreciation expense which is generally lower than charter fees.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the three months ended June 30, 1999, one vessel was required to be drydocked at an aggregate cost of $0.3 million compared to the three months ended June 30, 1998 when no vessels were required to be drydocked.

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

                                           Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                             ------------------------       ----------------------
                                               1999             1998           1999          1998
                                             -------          -------        -------       -------
Rates Per Day Worked (a)(b):
 North Sea Capable Fleet (c)                 $10,295          $12,545        $10,626       $11,654
 Other (Primarily Southeast Asia)              4,744            5,021          4,785         4,814

Overall Utilization(a)(b):
 North Sea Capable Fleet (percent)              92.6%            98.5%          93.9%         98.6%
 Other (Primarily Southeast Asia) (percent)     61.5%            87.3%          64.0%         86.6%

Average Owned/Chartered Vessels(a)(d)
 North Sea Capable Fleet                        19.3             15.3           19.2          13.7
 Other (Primarily Southeast Asia)               12.0             14.0           12.0          14.0
                                             -------          -------         -------       -------
 Total                                          31.3             29.3           31.2          27.7
                                             =======          =======         =======       =======

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea capable fleet are primarily earned in Sterling (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.6069 and GBP=$1.6539 for the quarters ended June 30, 1999 and 1998, respectively. The average rates were GBP=$1.6202 and GBP=$1.6498 for the six months ended June 30, 1999
     1998, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 1999 with the Three
Months Ended June 30, 1998.

     Earnings for the quarter ended June 30, 1999 were $1.8 million or $0.22 per diluted share on revenues of $19.9 million. Net earnings in the comparable 1998 quarter were $5.3 million or $0.65 per diluted share on revenues of $22.4 million.

     Revenues for the Company's standard vessels, which primarily include the Southeast Asia based fleet decreased by $2.3 million while the North Sea based fleet decreased by $0.7 million when compared to the same quarter a year ago. The decrease of $2.3 million in Southeast Asia from 1998 to 1999 can be attributed to two vessel dispositions in July 1998, lower overall fleet utilization and decreased dayrates of the remaining vessels during the 1999 period. Partially offsetting these decreases was the settlement of a loss of hire claim associated with a vessel in Southeast Asia for $0.3 million after tax. In the North Sea market, the decrease was the result of an 18% reduction in average dayrates and slightly lower fleet utilization. The addition of the Highland Spirit and three bareboat chartered vessels since the quarter ended March 31, 1998 partially offset the revenue reduction.

     Operating income decreased $5.6 million between the quarter ended June 30, 1998 and June 30, 1999 reflecting the revenue decreases in the period as only small increases in depreciation and general and administrative expenses were realized in the 1999 period. Direct operating costs remained fairly constant other than the incremental costs of bareboat charter fees on added vessels.

     Interest expense in the two periods increased slightly and was nearly offset by interest income from the Company's growing cash position. The Company capitalized interest associated with new vessel construction of approximately $0.4 million in each period.

The Company's tax provision was impacted in the current quarter as a result of the benefit of certain tax credits originating from the Company's foreign operations. In particular, there were tax items originating in Norway which became creditable upon completion of the Company's first Norwegian return. The adjusted tax rate reflects the estimated effective tax rate for the Company for the balance of the year.

     The Company's current financial position reflects approximately $45.4 million of net working capital, including $35.6 million in cash. Additionally, the Company has $75 million of availability under its credit facility. Pursuant to an agreement with Bender Shipbuilding & Repair, Inc. ("Bender"), as of June 30, 1999, the Company had two vessels under construction (the "Bender vessels"), the first of which is in the process of being delivered and the second is expected later in the third quarter 1999. Cash required on these vessels is approximately $3.8 million. The Company expects to drydock eight(8) vessels during the remaining two quarters of 1999 and anticipates expenditures for this purpose of approximately $2.5 million.

Comparison of the Six Months Ended June 30, 1999 with the Six Months Ended June 30, 1998.

     Revenues for the six months ended June 30, 1999 increased to $41.0 million from $38.5 million in the same period in 1998. Net income decreased $4.1 million to $4.7 million ($0.57 per diluted share) in 1999 from $8.8 million ($1.07 per diluted share) in 1998.

     Increases in the fleet of North Sea capable vessels accounted for most of the $6.3 million in regional revenue increases, however as four of the vessels added were bareboat chartered as opposed to owned, their contribution to the Company's earnings was marginal. Dayrate and utilization declines as a result of softer market conditions limited the impact of the fleet expansion.

     Revenue gains in the North Sea were in part offset by decreases in Southeast Asia revenue resulting from continued pressure on rates due to reduced offshore activity throughout the region. Additionally, the July 1998 sale of two vessels from this region further contributed to the decline in the region for the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998.

     The Company's depreciation expense for the period increased by $1.0 million primarily as a result of the newly acquired vessels.
Interest expense for the period was up $1.4 million from the comparable period related to the debt for the acquisition of the new vessels.

Liquidity and Capital Resources

     The Company's ongoing liquidity requirements are generally associated with its need to service debt, fund working capital, acquire or improve equipment and make other investments. Since its inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. In June 1998, the Company sold $130 million of 8.75% Senior Notes due June 1, 2008 (the "Senior Notes Offering") and used the proceeds of the Senior Notes Offering to repay substantially all the outstanding indebtedness of the Company under various bank credit facilities which were secured by mortgages on many of the Company's vessels.

     At June 30, 1999, the Company had total long-term debt of $130.1 million. Scheduled principal and interest repayments are expected to total $5.7 million for the remainder of 1999.

In October 1997, the Company entered into a contract for the construction and delivery of two platform supply vessels. The contract cost for the completion of each of these vessels is approximately $11.0 million, excluding capitalized interest.
Delivery of the first vessel is currently underway. The remaining vessel is expected later in the third quarter 1999. As of June 30, 1999, a total of $18.6 million has been paid related to these vessels. In the quarter ended June 30, 1999 no payments were made. The Company also has an option with Bender for the construction of two additional vessels. Approximately $3.8 million is expected to be remitted for the final payments on these vessels.

    Net cash provided by operating activities was $12.3 million for the six month period ended June 30, 1999, as compared to $12.4 million for the same period in 1998.

     Net cash used in investing activities was $8.5 million and $50.9 million for the six months ended June 30, 1999 and 1998, respectively. In the 1998 period, the Company completed its acquisition of Brovig Supply ASA requiring cash, net of cash acquired, in the amount of $25.5 million. Additionally, the Company made the final payment on the Highland Rover of approximately $14.0 million in March 1998 and also made progress payments toward the completion of the Highland Spirit as well as the Bender Vessels.
In the six month period ended June 30, 1999, the Company had four vessels drydocked compared to no vessel drydockings in the same prior year period.

     During the period ended June 30, 1999, no financing transactions were completed and only nominal principal repayments were required. Net cash provided by financing activities for the period ended June 30, 1998 was $36.4 million. The 1998 period included proceeds from a nine-month bridge facility for the purchase of Brovig Supply ASA as well as for the delivery of the Highland Rover. Additionally, in connection with the acquisition of Brovig Supply ASA, the Company assumed approximately NOK 277 million ($37.4 million) of long-term debt.

    Substantially all of the Company's tax provision is for deferred taxes. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

     The Company believes that its current reserves of cash and short term investments, cash flows from operations and access to credit arrangements will provide sufficient resources to finance internal operating requirements for the foreseeable future.

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are international; therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in Norwegian Kroner. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended June 30, 1999, currency fluctuations in Norwegian Kroner did not have a material impact on the results of the Company's operations. As of June 30, 1999, the Norwegian Kroner/U.S. Dollar exchange rate was Norwegian Kroner = $0.1276. The North Sea operations generated $15.9 million in revenues, $4.3 million in operating income and $5.7 million of cash flows from operations for the three months ended June 30, 1999. In the second quarter of 1999 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = $1.6400 to a low of GBP = $1.5727.

For the three month period ended June 30, 1999, the average Sterling to U.S. Dollar exchange rate was GBP = $1.6069. The exchange rate in the comparable 1998 period was GBP = $1.6539. As of June 30, 1999, the Sterling/U.S. Dollar exchange rate was GBP = $1.5773.

      Historically certain of the Company's Southeast Asia charters were denominated in Malaysian ringgits as were a portion of its operating costs. Beginning in 1998, charters in Malaysia have been fixed in U.S. dollars with only a portion (approximately equal to local expenses) fixed in Malaysian ringgits. Revenues fixed in this currency were approximately $0.1 million for the three month period ended June 30, 1999. The Company does not currently hedge this currency. In areas where currency risks are potentially high, the Company normally accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

     Reflected in the accompanying balance sheet as of June 30, 1999, is an $8.7 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of June 30, 1999 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loan's between the Company and its U.K. subsidiaries.

     With the completion of the Senior Notes Offering in June 1998, the Company's debt is predominately denominated in U.S. dollars, while a substantial portion of the Company's revenue is generated in Sterling. The Company has carefully evaluated these conditions and determined that it is in the best interest of the Company not to use any financial instruments to hedge this exposure under present conditions. The Company's decision is based on a number of factors including among others,(i) the cost of using such instruments in relation to the risks of currency fluctuations, (ii) the propensity for adjustments in Sterling denominated vessel day rates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. dollars, (iii) the Company's strong cash position substantially held in U.S. dollars, (iv) the level of U.S. dollar denominated borrowings available to the Company and (v) the conditions in the Company's U.S. dollar generating regional markets. One or more of these factors may change and the Company, in response, may choose to use financial instruments to hedge risks of currency fluctuations.

     The Company will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on the Company's financial results. As of June 30, 1999, the Company had no foreign currency contracts outstanding.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

Year 2000 Disclosure

     The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four so that date sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900. The Company has been conducting a comprehensive review of its computer systems to ensure that all of its significant computer systems will be able to process dates from and after January 1, 2000 without critical failure. Computerized systems are integral to the Company's operations, particularly for accounting and administrative software applications used throughout its locations. Computerized systems are furthermore used for communication, navigational and other systems aboard certain of the Company's vessels. Most of the Company's software applications are licensed through commercial third party software developers with whom the Company has maintenance contracts. Each of these software developers has already modified and released newer versions of their product that are Y2K compliant. The Company has implemented or is in the process of implementing these Y2K compliant versions. The Company has completed the implementation of both Y2K compliant accounting and administrative software and related hardware. Each of the upgrades in software versions was provided as part of the Company's maintenance agreement with the provider or were part of routine version upgrades. Costs for the upgrade of hardware have been and are expected to be minimal. The Company does not expect the costs to modify its hardware and software to be Y2K compliant will be material to its financial condition or results of operations.

     The Company continues to review the date-aware systems that are used aboard its vessels. To date there have been no material costs required to make the systems Y2K compliant. No significant costs are anticipated to make its remaining systems Y2K compliant.

     The Company's computer systems are not widely integrated with the systems of its suppliers and customers. A potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. Major suppliers have been contacted regarding Y2K compliance, and recently, the Company added Y2K compliance requirements to all of its purchasing contracts. An assessment of Y2K third-party risk is ongoing. The Company has been active in working with its vendors and customers to ensure that any interruptions caused as a result of Y2K will not have a material impact on the operations of the Company.

     The Company continues to develop its contingency plan to address all areas of risk associated with Y2K compliance. It is currently testing possible Y2K failures as part of its routine vessel safety checks. The Company is committed to ensuring that it is fully Y2K ready and believes that, when completed, its plans will adequately address the above-mentioned risks.

     Based upon the Y2K risk assessment work performed thus far, the Company believes the most likely Y2K-related failures would be related to a disruption of materials and services provided by third parties. At this time, there is currently no indication that these parties will not finalize their Y2K compliance programs, however, there can be no guarantee that the systems of other companies with whom the company transacts business will be timely converted. Should such disruptions occur, the Company does not expect that the disruptions would have a material adverse effect on the Company's financial condition or results of operations. While the Company believes that its assessments are accurate based on the information gathered to date, there can be no assurance that the Company's belief is correct or that its risk assessments are, in fact, accurate. The Company believes that the upgrades to its hardware and software systems, in conjunction with any contingency plans developed prior to January 1, 2000, will permit a transition through that date without significant interruption in its business or operations, however, such assessment is predicated on the timely completion of the above referenced software modifications. Should these modifications and upgrades be delayed or the Company's contingency plans fail, the Y2K issue could have a material impact on the Company's financial condition or results of operations. In addition, there can be no assurance that the Company's vendors, suppliers and other parties with whom the Company does business will successfully resolve their Y2K problems. In the event of any such failures or other Y2K failures, there can be no assurance that, despite the Company's contingency plans, there will not be a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of June 30, 1999, the fair value of these notes, based on quoted market prices, was approximately $124.2 million compared to a carrying amount of $129.7 million.

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

PART II
                            OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     *10.1 - Employment Agreement for Edward A. Guthrie.
     *27.1 - Financial Data Schedule.

* Filed herewith.

     (b)  Reports on Form 8-K.

     On May 4, 1999, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended March 31, 1999.

     On August 11, 1999, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended June 30, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Edward A. Guthrie
                                       -----------------------------
                                       Edward A. Guthrie
                                       Executive Vice President and
                                       Chief Financial Officer

Date: August 13, 1999

                             EXHIBIT INDEX

Exhibit No.


*10.1 - Employment Agreement for Edward A. Guthrie.
*27.1 - Financial Data Schedule.

* Filed herewith.