Form 10-Q
period 1999-09-30
GULFMARK OFFSHORE INC
filed 1999-11-12
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 9, 1999: 8,130,583.

              (Exhibit Index Located on Page 22)

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,   December 31,
                                                                               1999           1998
                                                                              ---------       -------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $  39,303      $  32,007
  Accounts receivable, net................................................      17,305         19,612
  Prepaids and other......................................................       3,219          2,210
                                                                               -------        -------
    Total current assets..................................................      59,827         53,829

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $38,941,000(unaudited) in 1999 and $31,839,000 in 1998................     195,288        192,615

GOODWILL, NET.............................................................      17,289         17,689
OTHER ASSETS..............................................................       7,118          7,236
                                                                               -------        -------
                                                                             $ 279,522      $ 271,369
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $      57      $      60
  Accounts payable........................................................       7,442          7,030
  Accrued personnel costs.................................................       1,133          1,314
  Accrued interest expense................................................       3,792            955
  Other accrued liabilities...............................................       2,830          2,930
                                                                               -------        -------
    Total current liabilities.............................................      15,254         12,289
                                                                               -------        -------
LONG-TERM DEBT............................................................     130,137        130,136

DEFERRED TAXES AND OTHER..................................................      21,738         20,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,130,583 and 8,123,365 shares issued and outstanding...............            81             81
  Additional paid-in capital..............................................      62,852         62,812
  Retained earnings.......................................................      52,334         47,060
  Cumulative translation adjustment.......................................      (2,874)        (1,463)
                                                                               -------        -------
    Total stockholders' equity............................................     112,393        108,490
                                                                               -------        -------
                                                                             $ 279,522      $ 271,369
                                                                               =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                          ----------------------    _________________
                                                             1999      1998           1999      1998
                                                            ------    -------       -------    ------
                                                            (In thousands, except per share amounts)
REVENUES...............................................     $18,962   $24,334       $ 59,983   $ 62,827
COSTS AND EXPENSES:
  Direct operating expenses............................      11,635     9,326         32,226     22,966
  General and administrative expenses..................       1,452     1,548          4,791      4,335
  Depreciation and amortization........................       3,077     2,939          9,426      8,265
                                                            -------   -------       --------   --------
                                                             16,164    13,813         46,443     35,566
                                                            -------   -------       --------   --------
OPERATING INCOME.......................................       2,798    10,521         13,540     27,261

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (2,807)   (2,550)        (8,254)    (6,625)
  Interest income......................................         429       337          1,417        809
  Minority interest, net...............................         232        88            268       (150)
  Gain on sale of joint venture interest...............          --     2,920             --      2,920
  Other................................................         (68)       (8)            83         18
                                                            -------   -------       --------   --------
                                                             (2,214)      787         (6,486)    (3,028)
                                                            -------   -------       --------   --------
Income before taxes....................................         584    11,308          7,054     24,233
INCOME TAX PROVISION...................................         (20)   (3,109)        (1,780)    (7,237)
                                                            -------   -------       --------   --------
NET INCOME.............................................     $   564   $ 8,199       $  5,274   $ 16,996
                                                            =======   =======       ========   ========
BASIC EARNINGS PER SHARE:
 Net Income ...........................................     $  0.07   $  1.01       $   0.65   $   2.12
                                                            =======   =======       ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............       8,129     8,104          8,127      8,021
                                                            =======   =======       ========   ========

DILUTED EARNINGS PER SHARE:
  Net Income  .........................................     $  0.07   $  0.99       $   0.64   $   2.06
                                                            =======   =======       ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).........        8,302     8,268          8,274      8,248
                                                            =======   =======       ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $  5,274      $ 16,996

Adjustments to reconcile net income to net cash net cash provided by operating activities:
  Depreciation and amortization............................................       9,426         8,265
  Amortization of deferred financing costs.................................         710           691
  Deferred and other income tax provision..................................       1,754         6,859
  Gain on sale of investment in joint venture..............................          --        (2,920)
  Minority interest........................................................        (367)         (191)

  Change in operating assets and liabilities:
      Accounts receivable..................................................       2,181        (6,894)
      Prepaids and other...................................................        (555)         (472)
      Accounts payable.....................................................         402         1,289
      Other accrued liabilities............................................       2,571         3,880
  Other, net...............................................................        (880)       (1,661)
                                                                                -------       -------
      Net cash provided by operating activities............................      20,516        25,842
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................     (11,123)      (28,764)
  Expenditures for drydocking and main engine overhaul.....................      (2,109)         (922)
  Purchase of Brovig stock, net of cash acquired...........................          --       (25,543)
  Proceeds from sale of investment in joint venture........................          --         3,090
                                                                                -------       -------
      Net cash used in investing activities................................     (13,232)      (52,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt, net of direct financing cost.........................          --        14,705
  Proceeds from exercise of options........................................          40           679
  Repayments of debt.......................................................         (31)     (103,632)
  Proceeds from Senior Notes, net of offering costs........................          --       124,873
                                                                                -------       -------
     Net cash provided by financing activities.............................           9        36,625

Effect of exchange rate changes on cash....................................           3          (651)
                                                                                -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................       7,296         9,677

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      32,007        25,885
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 39,303      $ 35,562
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $  4,705      $  2,519
                                                                                =======       =======
Income taxes paid..........................................................    $    123      $     84
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

     The Company has a 50% joint venture with another operator which charters a single vessel for operation primarily in the North Sea. As the Company performs the management for the vessel, the operating results are included in the consolidated results of operations for the Company with a separate adjustment for the partner's interest.

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. Certain options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three and nine months ended September 30, 1999 and 1998 are as follows (in thousands except per share data):

                                                  Three Months Ended            Nine Months Ended
                                                  September 30, 1999            September 30, 1999
                                               -------------------------    -------------------------
                                                               Per Share                    Per Share
                                               Income  Shares  Amount       Income  Shares  Amount
                                               ------  ------  ---------    ------  ------  ---------
Net Income per share, basic..................  $  564   8,129  $    0.07    $5,274  8,127   $    0.65
                                                               =========                    =========
Dilutive effect of common stock options......       --    173                   --    147
                                                ------  -----               ------  ------
Net Income per share, diluted................  $  564   8,302  $    0.07    $5,274  8,274   $    0.64
                                                ======  =====  =========    ======  ======  =========


                                                   Three Months Ended          Nine Months Ended
                                                   September 30, 1998          September 30, 1998
                                               -------------------------    --------------------------
                                                               Per Share                     Per Share
                                               Income  Shares  Amount       Income   Shares  Amount
                                               ------- ------- ---------    -------  ------- ---------
Net Income per share, basic..................  $ 8,199   8,104 $    1.01    $16,996  8,021   $   2.12
                                                               =========                     ========
Dilutive effect of common stock options......       --     164                   --    227
                                                ------  ------              -------  ------
Net Income per share, diluted................  $ 8,199   8,268 $    0.99    $16,996  8,248   $   2.06
                                                ======  ======  =========   =======  ======   ========


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

(4)  COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on the Company's foreign currency translation adjustments be included in other comprehensive income.

     The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                   Three Months Ended        Nine Months Ended
(In thousands)                                        September 30,             September 30,
                                                   -------------------       ------------------
                                                     1999      1998            1999      1998
                                                    -------   -------        --------   -------
Net income......................................... $   564   $ 8,199        $ 5,274    $16,996
Foreign currency translation adjustments,
  net of tax of $2,516 and $(605) for 1999
  and $2,037 and $2,179 for 1998, respectively.....   5,870     4,753         (1,411)     5,084
                                                    -------   -------        -------    -------
Comprehensive income............................... $ 6,434   $12,952        $ 3,863    $22,080
                                                    =======   =======        =======    =======

The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)  BROVIG SUPPLY ASA ACQUISITION

     The financial statements herein include the results of Brovig Supply ASA from its acquisition on February 10, 1998. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred on January 1, 1998. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future.

                                               Nine Months Ended
                                                  September 30,
                                           -------------------------
                                               1999          1998
                                             --------      --------
                                       (In thousands except per share data)
Revenues...................................  $ 59,983      $ 64,682
Operating income...........................    13,540        27,680
Net Income.................................     5,274        17,168
    Per share data:
Net Income (basic).........................  $   0.65      $   2.14
Net Income (diluted).......................      0.64          2.08


(6)  VESSEL ACQUISITIONS

     The Company entered into an agreement with Bender Shipbuilding & Repair, Inc, of Mobile, Alabama, for the construction of two 217' offshore support vessels. The first vessel was delivered in August 1999 and the second vessel was delivered in September 1999. The specifications of these vessels were developed jointly between the Company and the shipyard for use in international applications.

     Interest is capitalized in connection with the construction of vessels. During the three and nine months ended September 30, 1999, $0.3 million and $1.0 million, respectively, was capitalized. During the three and nine months ended September 30, 1998, $0.5 million and $1.1 million was capitalized, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of two vessels operating in Brazil, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of fifty vessels through strategic acquisitions and new construction of technologically advanced vessels, which had partially been offset by dispositions of certain older, less profitable vessels. Thirty vessels in GulfMark's fleet are owned, four are bareboat chartered, and sixteen are managed.

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

     Industry conditions in the North Sea and Southeast Asia markets have not shown signs of recovery despite the upward trend in oil prices. In the North Sea, there continues to be an oversupply of vessels. This oversupply has been caused by a combination of factors, including (1) a reduction in the exploration and development activities reflecting earlier commodity price decreases and the impending consolidations among certain major oil companies; (2) delays in the delivery of several newbuild drilling rigs; and (3) the 1998 and 1999 deliveries of newly constructed vessels in anticipation of the expanded deepwater drilling rig fleet. This combination of factors has led to decreased day rates as well as a shift in demand away from term contracts to spot work. Management believes these conditions will prevail throughout the balance of 1999 and likely into 2000.

     The Southeast Asia market has also encountered similar reductions in activity due to economic conditions in the area and lower commodity prices. Recent increases in utilization, however, indicate activity in the region is improving.

     The Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results, however management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods shown in the table that follows.

     The Company's operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, bareboat charter fees and marine insurance. Generally, fluctuations in vessel utilization affect only that portion of the Company's direct operating costs that are incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the three months ended September 30, 1999, four vessels were required to be drydocked at an aggregate cost of $0.9 million compared to the three months ended September 30, 1998 when five vessels were drydocked at an aggregate cost of $0.9 million.

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

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                             ----------------------       ---------------------
                                              1999           1998          1999           1998
                                             ------         ------        ------         ------
Rates Per Day Worked (a)(b):
 North Sea Capable Fleet (c)                $ 9,838         $13,276       $10,326        $12,268
 Other (Primarily Southeast Asia)             3,839           4,961         4,451          4,858

Overall Utilization(a)(b):
 North Sea Capable Fleet (percent)             85.1%           96.6%         90.8%          97.9%
 Other (Primarily Southeast Asia) (percent)    69.0%           84.7%         65.7%          86.0%

Average Owned/Chartered Vessels(a)(d)
 North Sea Capable Fleet                       20.9            16.8          19.7           14.7
 Other (Primarily Southeast Asia)              12.0            12.2          12.0           13.4
                                            -------         -------       -------        -------
 Total                                         32.9            29.0          31.7           28.1
                                            =======         =======       =======        =======

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea capable fleet are primarily earned in Sterling (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.6022 and GBP=$1.6541 for the quarters ended September 30, 1999 and 1998, respectively. The average rates were GBP=$1.6142 and GBP=$1.6513 for the nine months ended September 30, 1999 and 1998, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.


Comparison of the Three Months Ended September 30, 1999 with the Three Months Ended September 30, 1998.

     Net income for the quarter ended September 30, 1999 was $0.6 million or $0.07 per diluted share on revenues of $19.0 million. Net income (excluding a $0.23 after tax gain on the sale of a 51% owned joint venture) in the comparable 1998 quarter was $6.3 million or $0.76 per diluted share on revenues of $24.3 million.

     Revenues for the Company's standard vessels, which primarily include the Southeast Asia based fleet, decreased by $1.7 million while the North Sea based fleet decreased by $3.6 million when compared to the same quarter a year ago. Average day rates and utilization for Southeast Asia of $3,839 and 69.0% for the quarter ended September 30, 1999, were significantly lower than the $4,961 and 84.7% for the same quarter in 1998. The average North Sea day rate and utilization have declined from $13,276 and 96.6%, respectively in the third quarter of 1998 to $9,838 and 85.1% in the current year's third quarter as a direct result of an oversupply of vessels in the North Sea. These rate reductions more than offset the impact of the increase in the number of owned and chartered vessels.

     Operating income decreased $7.7 million between the quarter ended September 30, 1998 and September 30, 1999, reflecting the revenue decreases in the period and increased direct operating expenses in the 1999 period due to the additional vessels and the incremental costs of bareboat charter fees on certain vessels.

     Interest expense in the two periods increased slightly.  The
Company's capitalized interest associated with new vessel construction was $0.3 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively.

     The Company's tax provision in the current quarter was impacted by the inclusion of gains from minority partners being reflected net of tax as well as the benefit of certain foreign tax credits. The tax rate for the nine months ended September 30, 1999 reflects the estimated effective tax rate for the Company for the year.

     The Company's current financial position reflects approximately $44.6 million of net working capital, including $39.3 million of cash and equivalents. Additionally, the Company has $75 million of availability under its credit facility. Cash flow from operations during the current quarter was $8.2 million of which $3.8 million was used for the completion of two new vessel deliveries. Budgeted capital expenditures for the fourth quarter of 1999 are expected to be $0.7 million for two drydocked vessels.

Comparison of the Nine Months Ended September 30, 1999 with the Nine Months Ended September 30, 1998.

     Net income for the nine months ended September 30, 1999 was $5.3 million, or $0.64 per diluted share, on $60.0 million in revenues. This compares to $9.3 million in net income, or $1.83 per diluted share, for the same period in 1998, excluding a $1.9 million )$0.23 per diluted share) after tax gain from the sale of a joint venture.

     Decreases in the average day rate and utilization accounted for the revenue decreases. These decreases more than offset the vessels additions. Increases in operating expenses reflect both the addition of several vessels to the fleet as well as the increased operating costs associated with bareboat chartered vessels.

     The Company's depreciation expense for the period increased by $1.2 million primarily as a result of the newly acquired vessels. Interest expense was $1.6 million higher in the first nine months of 1999 than the comparable period in 1998 as a result of the increased debt level in 1999.

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

     At September 30, 1999, the Company had total outstanding debt of $130.2 million. Scheduled interest payments are expected to total approximately $5.7 million for the remainder of 1999.

     Net cash provided by operating activities was $20.5 million for the nine month period ended September 30, 1999, as compared to $25.8 million for the same period in 1998.

     Net cash used in investing activities was $13.2 million and $52.1 million for the nine months ended September 30, 1999 and 1998, respectively. The 1999 period includes payments for the construction of two vessels which were delivered in August and September of 1999. In the 1998 period, the Company completed its acquisition of Brovig Supply ASA requiring cash, net of cash acquired, in the amount of $25.5 million. Additionally, the Company made the final payment on the Highland Rover of approximately $14.0 million in March 1998 and also made progress payments in 1998 toward the completion of the Highland Spirit as well as the Bender Vessels. In the three month period ended September 30, 1999, the Company drydocked four vessels compared to five vessel drydockings in the same prior year period.

     During the period ended September 30, 1999, no financing transactions were completed and only nominal principal repayments were required. Net cash provided by financing activities for the period ended September 30, 1998 was $36.6 million. The 1998 period included proceeds from a nine-month bridge facility used for the purchase of Brovig Supply ASA and the delivery of the Highland Rover. Additionally, in connection with the acquisition of Brovig Supply ASA, the Company assumed approximately NOK 277 million ($37.4 million) of long-term debt.

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

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are international; therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in Norwegian Kroner. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended September 30, 1999, currency fluctuations in Norwegian Kroner did not have a material impact on the results of the Company's operations. As of September 30, 1999, the Norwegian Kroner/U.S. Dollar exchange rate was Norwegian Kroner = $0.1303. The North Sea operations generated $16.1 million in revenues, $2.7 million in operating income and $5.5 million of cash flows from operations for the three months ended September 30, 1999. In the third quarter of 1999 the Sterling/U.S. Dollar exchange rate ranged from a high of GBP = $1.6487 to a low of GBP = $1.5502 with an average rate of GBP = $1.6022. The exchange rate in the comparable 1998 period was GBP = $1.6541. As of September 30, 1999, the Sterling/U.S. Dollar exchange rate was GBP = $1.6471.

      Historically certain of the Company's Southeast Asia charters were denominated in Malaysian ringgits as were a portion of its operating costs. Beginning in 1998, charters in Malaysia have been fixed in U.S. dollars with only a portion (approximately equal to local expenses) fixed in Malaysian ringgits. Revenues fixed in this currency were approximately $0.1 million for the three month period ended September 30, 1999. The Company does not currently hedge this currency. In areas where currency risks are potentially high, the Company normally accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

     Reflected in the accompanying balance sheet as of September 30, 1999, is a $2.9 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of September 30, 1999 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between the Company and its foreign subsidiaries.

     With the completion of the Senior Notes Offering in June 1998, the Company's debt is predominately denominated in U.S. dollars, while a substantial portion of the Company's revenue is generated in Sterling. The Company has carefully evaluated these conditions and determined that it is in the best interest of the Company not to use any financial instruments to hedge this exposure under present conditions. The Company's decision is based on a number of factors, including among others,(i) the cost of using such instruments in relation to the risks of currency fluctuations, (ii) the propensity for adjustments in Sterling denominated vessel day rates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. dollars, (iii) the Company's strong cash position substantially held in U.S. dollars, (iv) the level of U.S. dollar denominated borrowings available to the Company, and (v) the conditions in the Company's U.S. dollar generating regional markets. One or more of these factors may change and the Company, in response, may choose to use financial instruments to hedge risks of currency fluctuations.

     The Company will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on the Company's financial results. As of September 30, 1999, the Company had no foreign currency contracts outstanding.

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

     Most of the Company's software applications are licensed through commercial third party software developers with whom the Company has maintenance contracts. Each of these software developers have already modified and released newer versions of their product that are Y2K compliant. The Company has completed the implementation of Y2K compliant accounting and administrative software and related hardware. Each of the upgrades in software versions was provided as part of the Company's maintenance agreement with the provider or were part of routine version upgrades. Costs for the upgrade of hardware have been and are expected to be minimal. The costs to modify hardware and software to be Y2K compliant have not been material to the Company's financial condition or results of operations.

     The Company continues to review the date-aware systems that are used aboard its vessels. To date, no material costs have been required to make the systems Y2K compliant. No significant costs are anticipated to make its remaining systems Y2K compliant.

     The Company's computer systems are not widely integrated with the systems of its suppliers and customers. Potential Y2K risks attributable to third parties include temporary disruptions in certain materials and services provided by third parties. Major suppliers have been contacted regarding Y2K compliance, and the Company added Y2K compliance requirements to all of its purchasing contracts. An assessment of Y2K third-party risk is ongoing. The Company has been active in working with its vendors and customers to ensure that any interruptions caused as a result of Y2K will not have a material impact on the operations of the Company.

     The Company continues to develop its contingency plan to address all areas of risk associated with Y2K compliance. It is currently testing possible Y2K failures as part of its routine vessel safety checks. To date, these tests have not indicated any significant failures. The Company is committed to ensuring that it is fully Y2K ready and believes that, when completed, its plans will adequately address the above-mentioned risks.

     Based upon the Y2K risk assessment work performed thus far, the Company believes the most likely Y2K-related failures would be related to a disruption of materials and services provided by third parties. At this time, there is currently no indication that these parties will not finalize their Y2K compliant programs, however, there can be no guarantee that the systems of other companies with whom the Company transacts business will be timely converted. Should such disruptions occur, the Company does not expect that the disruptions would have a material adverse effect on the Company's financial condition or results of operations. While the Company believes that its assessments are accurate based on the information gathered to date, there can be no assurance that the Company's belief is correct or that its risk assessments are, in fact, accurate. The Company believes that the upgrades to its hardware and software systems, in conjunction with any contingency plans developed prior to January 1, 2000, will permit a transition through that date without significant interruption in its business or operations, however, such assessment is predicated on the timely completion of the above referenced software modifications. Should these modifications and upgrades be delayed or the Company's contingency plans fail, the Y2K issue could have a material impact on the Company's financial condition or results of operations. In addition, there can be no assurance that the Company's vendors, suppliers and other parties with whom the Company does business will successfully resolve their Y2K problems. In the event of any such failures or other Y2K failures, there can be no assurance that, despite the Company's contingency plans, there will not be a material adverse effect on the Company's financial condition or results of operations.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and gas industry, oil and gas prices, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risk relating to leverage, risk of foreign operations assumptions concerning competition, risk of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct, or that the strategy based on such analysis will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of September 30, 1999, the fair value of these notes, based on quoted market prices, was approximately $119.0 million compared to a carrying amount of $129.6 million.

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

PART II
                            OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     *10.1 - Employment Agreement for John E. Leech
     *27.1 - Financial Data Schedule


* Filed herewith.

     (b)  Reports on Form 8-K.

     On August 11, 1999, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended June, 30, 1999.

     On November 8, 1999, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended September 30, 1999.

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

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Edward A. Guthrie
                                       -----------------------------
                                       Edward A. Guthrie
                                       Executive Vice President and
                                       Chief Financial Officer

Date: November 12, 1999

                             EXHIBIT INDEX

Exhibit No.


*10.1 - Employment Agreement for John E. Leech
*27.1 - Financial Data Schedule

* Filed herewith.