Form 10-K
period 1999-12-31
GULFMARK OFFSHORE INC
filed 2000-03-29
CIK 1030749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information Statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 17, 2000: $69,163,000.

         Number of shares of common stock outstanding as of March 17, 2000:
8,136,830.

                       DOCUMENTS INCORPORATED BY REFERENCE

 The information called for by Part III Items 10,11,12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

                       Exhibit Index Located on Page 44.

                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
PART I
   Items 1.
   and 2.           Business and Properties.....................................................................    3
                         General Business.......................................................................    3
                         Offshore Marine Services Industry......................................................    3
                         The Company............................................................................    8
                         Properties.............................................................................   10
   Item 3.          Legal Proceedings...........................................................................   10
   Item 4.          Submission of Matters to a Vote of Security Holders.........................................   12

PART II
   Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters...................   13
   Item 6.          Selected Consolidated Financial Data........................................................   14
   Item 7.          Management's Discussion and Analysis of financial Condition and Results
                          of Operations.........................................................................   15
   Item 7A.         Quantitative and Qualitative Disclosures about Market Risk..................................   22
   Item 8.          Consolidated Financial Statements and Supplementary Data....................................   23
   Item 9.          Changes in and Disagreements With Accountants on Accounting and
                          Financial Disclosure..................................................................   40

PART III
   Item 10.         Directors and Executive Officers of the Registrant..........................................   40
   Item 11.         Director and Executive Officer Compensation.................................................   40
   Item 12.         Security Ownership of Certain Beneficial Owners and Management..............................   40
   Item 13.         Certain Relationships and Related Transactions..............................................   40

PART IV
   Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   40

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                GENERAL BUSINESS

         GulfMark Offshore, Inc. (the "Company") was incorporated on December 4, 1996 under the name of "New GulfMark, Inc.," a wholly owned subsidiary of the corporation then known as GulfMark International, Inc. (the "Predecessor"). The Company was formed to facilitate the Predecessor's separation of its international offshore marine services business from its only U.S. operations, an erosion control business ("Ercon"), and its holding of common stock of Energy Ventures, Inc. (now known as Weatherford International, Inc. ("WFT")). In order to accomplish this separation, the Predecessor agreed to transfer the assets, liabilities and operations of its offshore marine services business to the Company (the "Contribution"). On April 30, 1997, the Contribution occurred and the offshore marine services business was separated from the Predecessor through the distribution of all of the then outstanding Common Stock of the Company to the Predecessor's common stockholders (the "Distribution") in accordance with the Agreement and Plan of Distribution dated December 5, 1996 (the "Distribution Agreement") among the Company, the Predecessor and WFT. Following the Distribution, on May 1, 1997, a subsidiary of WFT was merged (the "Merger") with and into the Predecessor, whose assets then consisted primarily of Ercon and an investment in WFT common stock. Immediately after the Merger, the Predecessor ceased public trading of its common stock.

         The Consolidated Financial Statements included herein present the results of operations of Ercon and the common stock of WFT owned by the Predecessor as discontinued operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 4 to the Consolidated Financial Statements of the Company.

         The Company provides offshore marine services to companies involved in offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of the Company's operations is conducted in the North Sea and, with the exception of three vessels operating offshore Brazil and one in West Africa, the balance is conducted in Southeast Asia. Periodically, the Company will charter vessels into other regions to meet the customers requirements. See Note 10 to the consolidated financial statements for an analysis of these geographic regions.

         The principal executive offices of the Company are located at 5 Post Oak Park, Suite 1170, Houston, Texas 77027-3414, and its telephone number at that address is (713) 963-9522.

                      THE OFFSHORE MARINE SERVICES INDUSTRY

OVERVIEW

         The offshore marine services industry employs vessels to provide services that support the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms ("Offshore Marine Services"). The industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies, equipment and personnel. Offshore Marine Service providers are employed by oil companies that are engaged in the offshore exploration and production of oil and natural gas. Services provided by companies in this industry are performed in numerous locations worldwide. In excess of 100 vessels are being employed in each of the following major markets: the Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and the Persian Gulf. Vessel usage is also significant in other international areas, including offshore Brazil, India, Australia and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. Historically, few of these competitors have participated in all five of the major markets. As of March 17, 2000, the Company operates a fleet of 51 offshore support vessels, primarily in the North Sea (35 vessels) and Southeast Asia (12 vessels). Additionally, the Company operates 3 vessels offshore Brazil and one vessel in West Africa. See Note 10 to the Consolidated Financial Statements for further information regarding geographic regions.

         The Offshore Marine Services industry is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is impacted by changes in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. During the last four years, the Offshore Marine Services industry built a number of new vessels in anticipation of the delivery of new offshore drilling rigs. The new drilling rigs have been delayed in their delivery while the new vessels were delivered approximately on their original schedule, thus creating an excess in capacity of service vessels. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of excess capacity. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict migration of vessels into that market and, to a lesser degree, high operating costs restrict migration out of the market. The effect of these restrictions on vessel migration is to segment various regions into separate markets. These markets for Offshore Marine Services are affected differently by the above-described forces because of each area's unique blend of political, operating and economic factors.

         Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Historically, term charters in the Offshore Marine Services industry have generally extended from six months to one year in length. Additionally, there have been "evergreen" charters (also known as "life of field" or "forever" charters), and at the other end of the spectrum, there have been "spot" charters, which can vary from single voyage to short duration charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common, and the Company believes that term charters constitute the majority of the market. Term charters in Southeast Asia are currently somewhat less common than in the North Sea and generally are two years or shorter in length. In addition, charters for vessels in support of floating production, storage and offloading ("FPSO") are typically "life of field" or "full production horizon" charters.

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

o PLATFORM SUPPLY VESSELS ("PSVS") serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. Utilizing space on deck and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150' to 200'. Large PSVs ("LgPSVs") range up to 275' and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The Company operates 25 LgPSVs (15 of which are owned by the Company) that function primarily in this classification but are also capable of service in construction support. In addition, the Company operates 1 PSVs in the North Sea that operates exclusively in this function and 10 SmAHTS vessels (as defined below) in Southeast Asia that often support production operations as PSVs.

o ANCHOR HANDLING, TOWING AND SUPPLY VESSELS ("AHTS") are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (up to 18,000 brake horsepower ("BHP") for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches. Vessels of this type with less than 7,000 BHP are referred to as small AHTS vessels ("SmAHTS"), while AHTS vessels in excess of 10,000 BHP are referred to as large AHTS vessels ("LgAHTS"). The Company owns 1 and operates 3 additional AHTS vessels in the North Sea, 1 in Brazil and owns 10 SmAHTS's in Southeast Asia. From time to time, all of the Company's AHTS vessels function as PSVs.

o CONSTRUCTION SUPPORT VESSELS are vessels such as pipelaying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. As indicated in the PSV section above, the Company operates 25 vessels (15 of which are owned by the Company) fitting the definition of pipe carriers (LgPSVs). The Company's North Sea fleet has the distinction of being the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

o STANDBY RESCUE VESSELS ("STBY") perform a safety patrol function for an area and are required for all manned locations in the United Kingdom sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid and shelter and, in some cases, also function as supply vessels. The Company owns one vessel of this type and manages 2 specialty vessels which operate in this capacity.

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

o SPECIALTY VESSELS ("SPV") generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long range capabilities. These vessels are primarily used to support FPSOs, diving operations, ROVs, survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation. Three of the Company's owned vessels, the Highland Spirit, the Highland Sprite and the Seapower, frequently provide specialty functions, and five managed vessels are chartered for specialty functions (the Clwyd Supporter, the Sefton Supporter, the Austral Horizon, the Labrador Horizon and the Aker Symphony).

o UTILITY VESSELS are typically 90' to 150' in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. The Company does not operate any vessels in this category.

THE NORTH SEA MARKET

         The Company defines the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market are typically large and well capitalized entities (such as major oil companies and state-owned oil companies), in large part because of the significant financial commitment required in this market. Projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons, than projects in regions with less demanding environments, such as the Gulf of Mexico. Consequently, vessel demand in the North Sea has generally been steadier and less susceptible to abrupt swings than vessel demand in other regions.

         This market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the volatile exploration segment of the market represents the primary demand for AHTS vessels. While supply vessels also support the exploration segment, they additionally support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, since AHTS vessels are capable of performing in a supply role, the availability of AHTS vessels during prolonged periods of weakness in the exploration segment, as was experienced throughout 1999, can put downward pressure on PSV demand.

         The Company's North Sea fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 19 owned and bareboat chartered vessels (15 PSV's, 2 AHTS, and 2 SpV) and 16 managed vessels (8 PSV's, 3 AHTS vessels and 5 SpVs). Onshore bases in Aberdeen, Scotland and Liverpool, England support these vessels.

         During the period of 1995-1998, the North Sea market experienced consistently high vessel utilization rates and increasing day rates. Increased drilling rig requirements during 1995 and 1996 led to a shortage of high specification drilling rigs. A number of long-term drilling contracts were signed during that period and, as demand increased in other regions, orders for new drilling rigs were placed. Accelerated activity in construction and development projects added to the demand for supply vessel services and by 1997 vessel demand was very strong. The positive market dynamics continued into the first quarter of 1998. A drop in oil prices in the latter half of 1998 and into the first quarter of 1999 resulted in significant reductions in spending plans for 1999 and caused demand for vessel services in 1999 to fall well below that experienced in 1997 and 1998. The consolidation which occurred in the upstream sector of the industry also had an adverse effect on the market for support vessel services as both exploration and construction projects were delayed or eliminated pending finalization of the merger activity.

         The balance of supply and demand in the North Sea market will continue to be influenced by the disposition of the new vessels brought into the market over the last three years. Limited new construction occurred in 1990 and 1991, and only a few vessels were delivered between 1990 and 1995. In 1995 and 1996, the first significant construction activity since the early 1980s occurred, with a number of orders placed for delivery in 1996 -1999. Demand for existing vessels outside of the North Sea and the expanded role for deepwater projects in worldwide locations left the regional fleet largely in balance through the end of 1998; however, reduced demand and the increase in the supply of vessels from new vessel deliveries created an imbalance which resulted in decreased utilization and dayrates. During the first several months of 2000, there have been as many as 10 vessels which have been mobilized from the region to other markets as well as an increase in the demand for vessel services. As the construction season nears in May, vessel demand should intensify which, when coupled with a forecasted increase in the drilling rig count, will in turn place upward pressure on vessel utilization and dayrates.

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

         Vessels in this market are typically smaller than those operating in certain other areas, such as the North Sea. Yet, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas where moderate weather conditions prevail have historically made up the bulk of the Southeast Asian fleet. In the middle part of the 1990s there was pressure (most notably from Malaysia) to upgrade offshore vessel capabilities by establishing limits on the age of vessels working in certain countries' territorial waters and encouraging construction of new vessels designed particularly to operate in this region. This is less likely to be a factor in vessel selection during a period of reduced expenditures, as was experienced in 1999.

     Changes in supply and demand dynamics have led to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to Southeast Asia would involve a significant cash and opportunity cost. Historically there has been some movement between operating areas, but vessel movements have not been a major factor in the Southeast Asia vessel market.

         Indonesia is the only member of the Organization of Petroleum Exporting Countries ("OPEC") in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Several large projects have now been identified that would exploit gas reserves. Indonesian-based operations utilize the largest number of service vessels in the region. Demand in Indonesia has seen a number of peaks and valleys during the decade. In 1992, demand softened as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures with local authorities. This reversed somewhat in 1993 and 1994, as some agreements were reached. However, in 1995, the oil companies pressed for further modifications to their production royalty and tax structures and reduced their exploration budgets, resulting in lower-than-expected activity in 1995 and only marginal improvement in 1996 and 1997. The market improved in early 1998 as part of a general improvement throughout Southeast Asia but turned lower in 1999 as a result of an overall worldwide slowdown in exploration and development expenditures.

         The rapid economic growth of many countries in the Pacific Rim up to the end of 1997 resulted in increased demand for energy and a related increase in oil and natural gas exploration. Decisions by local governments to implement policies that will reduce dependence on energy supplies from the Middle East stimulated additional interest in exploration in Southeast Asia. Virtually every country in the region has known or potential reserves for oil and natural gas. However, exploration activity suffered during 1993 and 1994, when oil prices declined, and has been slow to recover. Exploration budgets for the region were higher in 1997, but there has been a reduction in available drilling rigs because rigs have been redeployed to meet demand that has accelerated faster in other areas of the world. Activity during 1998 was quite strong despite the economic difficulties that spread through the region during the early months of the year. Despite reduced oil demand in Asia, vessel activity was reasonably firm throughout the year. As oil prices fell throughout the first quarter of 1999, activity levels declined in the vessel support services market as well. Similar to the North Sea market, although oil prices escalated from a low of $12 per barrel in March 1999 to a high of over $24 per barrel at December 31,1999, vessel demand did not respond as exploration and development expenditures continued to lag behind product prices. In the first quarter of 2000, the Company secured a two-year contract for one of the newbuild vessels completed in 1999 to work for a major oil company in Indonesia. This development was important because it marked a shift from the historical demand of the commodity type vessels which have dominated this market in the past to newer, more technologically advanced service vessels. The deepwater exploration sector of this market is also showing signs of increased activity which should also increase the demand for the newer, technologically advanced vessels.

THE BRAZILIAN MARKET

         The Seapower has been operating in Brazil since 1995 under a contract which runs into October 2002 with Petroleo Brasiliero S.A. ("Petrobras"), the Brazilian national oil company. The Leopard Bay, an AHTS built by Sanko Steamship Co. Ltd., ("Sanko") and bareboat chartered by the Company for three years, began a three-year contract with Petrobras in November 1998. A third vessel, the Highland Scout, was contracted to Petrobras in January 2000. The Brazilian government has undertaken a program that has opened the petroleum industry to private investment. In June 1999, the government held its first lease sale which offered 27 blocks to outside interests, including several blocks that had been returned by Petrobras. Of those blocks offered in the sale, 12 blocks resulted in excess of $180.0 million in signing bonuses paid by 10 companies. This first round sale is estimated to generate 20 to 30 incremental wells to be drilled in the period beginning in the second half of 2000 which will in turn create additional demand for vessel support services. Additional bid rounds are planned by the Brazilian government based on the notable success of the first round results which should generate additional drilling activity and resultant vessel demand.

     The Offshore Marine Services market in Brazil requires highly sophisticated vessels due to the harsh operating environment. The Company has experienced success in meeting the market requirements through owned and bareboat chartered vessels and will look to its existing fleet to meet the expanding demand for vessels in this important market.

THE WEST AFRICAN MARKET

         During January 2000, the Company mobilized a bareboat charted vessel from the North Sea market to Equatorial Guinea under a two-year contract with a major international oil company. This marks the entry of the Company into this market and is viewed as an important step by the Company to meet the growing demand for deepwater capable vessels in the emerging West African Offshore Marine Services market. Capital expenditures by the international oil companies exploring off the coast of West Africa are forecast by one analyst to increase from $6.6 billion to $8.2 billion in 2000, $8.8 billion in 2001 and $9.4 billion in 2002 based on the discoveries made in the 1998-1999 period. The heightened level of offshore expenditures has created an increase in the demand for vessels to support drilling operations in this region, as evidenced by the vessel contract awarded the Company in late 1999. It is anticipated that further demand will be created for both AHTS's and PSV's as expenditures to further delineate and exploit the deepwater discoveries are initiated by the international oil companies. The Company would look to its current fleet of vessels to meet the requirements of this market.

                                   THE COMPANY

THE COMPANY'S FLEET

         The fleet as of March 17, 2000 includes 51 vessels, 39 of which are capable of operating in one or more areas of the North Sea (i.e. the "North Sea Capable" vessels as distinguished from the standard vessels) which represent the most technologically demanding of the five major offshore markets of the world. In total, 31 of the vessels are owned by the Company, 4 are bareboat chartered from other owners and 16 are under management for other owners. The following table summarizes information with respect to each of these vessels:

                                                   TYPE                               LENGTH       BHP           DWT
      LOCATION                 VESSEL               (a)        FLAG       BUILT       (FEET)       (b)           (c)
--------------------- --------------------------  ---------  ----------  ---------  ----------  ----------    ---------
NORTH SEA CAPABLE VESSELS
   OWNED (19)
     North Sea        Highland Spirit                SpV         UK         1998        202          6,000      1,800
     North Sea        Highland Rover                LgPSV        UK         1998        236          5,450      3,200
     North Sea        Highland Drummer              LgPSV        UK         1997        221          5,450      3,115
     North Sea        Highland Piper                LgPSV        UK         1996        221          5,450      3,115
     North Sea        Highland Pride                LgPSV        UK         1992        265          6,600      3,075
     North Sea        Highland Star                 LgPSV        UK         1991        265          6,600      3,075
     North Sea        Highland Fortress             LgPSV        UK         1982        255          6,120      3,200
     North Sea        Highland Warrior              LgPSV      Bermuda      1981        265          5,300      4,049
     North Sea        Highland Champion             LgPSV        UK         1979        265          4,800      3,910
     North Sea        Highland Legend                PSV         UK         1986        194          3,590      1,442
     North Sea        Highland Sprite                SpV         UK         1986        194          3,590      1,442
     North Sea        North Prince                  LgPSV        UK         1978        259          6,000      2,717
     North Sea        Skandi Hawk                   LgPSV      Norway       1990        265          6,600      4,000
     North Sea        Skandi Fortune                LgPSV      Norway       1983        264          6,120      3,366
     North Sea        North Crusader                 AHTS      Norway       1984        236         12,000      2,064
     North Sea        North Challenger              LgPSV      Norway       1997        221          5,450      3,115
     North Sea        Highland Pioneer              LgPSV        UK         1983        224          5,400      2,500
     Southeast Asia   Highland Guide                LgPSV        US         1999        218          4,640      2,800
     Brazil           Highland Scout                LgPSV        US         1999        218          4,640      2,800

   CHARTERED (4)
     North Sea        Mercury Bay                   LgPSV      Bermuda      1998        221          5,450      3,115
     W. Africa        Monarch Bay                   LgPSV      Bermuda      1998        221          5,450      3,115
     Brazil           Leopard Bay                    AHTS      Bermuda      1998        241         15,000      2,900
     North Sea        Torm Heron (d)                 AHTS      Bermuda      1999        241         15,000      2,900

   MANAGED (16)
     Worldwide        Austral Horizon                SpV       Panama      76/98        297          4,400      1,641
     Worldwide        Aker Symphony                  SpV       Bahamas     88/99        394          7,390      6,700
     Worldwide        Labrador Horizon               SpV       Bahamas      1983        264          6,960      3,060
     North Sea        Clwyd Supporter                SpV         UK         1984        266         10,700      1,400
     North Sea        Sefton Supporter               SpV         UK         1971        250          1,620      1,233
     North Sea        Portosalvo                     AHTS        UK         1982        227         12,720      2,075
     North Sea        Sea Truck                     LgPSV        UK         1979        266          4,600      2,477
     North Sea        Safe Truck                    LgPSV        UK         1996        221          5,450      3,115
     North Sea        Torm Kestrel                  LgPSV      Bermuda      1998        221          5,450      3,115
     North Sea        Torm Osprey                    AHTS        UK         1999        241         15,000      2,900
     North Sea        Torm Eagle                     AHTS        UK         1999        241         15,000      2,900
     North Sea        Gargano                       LgPSV        UK         1999        236          5,450      3,200
     North Sea        Waveny Castle                 LgPSV        UK         1999        221          5,450      3,115
     North Sea        Waveny Fortress               LgPSV        UK         1999        221          5,450      3,115
     North Sea        Ace Nature                    LgPSV      Bermuda      1999        276          9,600      5,425
     North Sea        Ace Navigator                 LgPSV      Bermuda      1999        276          9,600      5,425

OTHER VESSELS
   OWNED (12)
     Southeast Asia   Sem Courageous               SmAHTS      Malaysia     1981        191          4,000      1,000
     Southeast Asia   Sem Valiant                  SmAHTS      Malaysia     1981        191          4,000      1,000
     Southeast Asia   Seawhip                      SmAHTS      Panama       1983        192          3,900      1,200
     Southeast Asia   Seawitch                     SmAHTS      Panama       1983        192          3,900      1,200
     Southeast Asia   Sea Explorer                 SmAHTS      Panama       1981        192          5,750      1,420
     Southeast Asia   Sea Diligent                 SmAHTS      Panama       1981        192          4,610      1,219
     Southeast Asia   Sea Endeavor                 SmAHTS      Panama       1981        191          4,000      1,000
     Southeast Asia   Sea Conquest                 SmAHTS      Panama       1977        185          3,850      1,142
     Southeast Asia   Sea Searcher                 SmAHTS      Panama       1976        185          3,850      1,215
     Southeast Asia   Sea Eagle                    SmAHTS      Panama       1976        185          3,850      1,215
     Southeast Asia   Searunner                     Crew       Panama       1982        120          2,720        126
     Brazil           Seapower                      SpV        Panama       1974        222          7,040      1,205

(a)  Legend:

     LgPSV - Large platform supply vessel
     PSV - Platform supply vessel
     AHTS - Anchor handling, towing and supply vessel
     SmAHTS - Small anchor handling, towing and supply vessel
     Crew - Crewboat
     SpV - Specialty vessel, including towing and oil spill response

(b)  Brake horsepower.

(c)  Deadweight tons.

(d)  Operated pursuant to 50/50 joint venture agreement with  Torm U.K. Limited.

CUSTOMERS, CHARTER TERMS AND COMPETITION

         The Company's principal customers are major integrated oil companies and large independent oil and natural gas exploration and production companies working in international markets, as well as foreign government owned or controlled organizations and companies that provide logistic, construction and other services to such oil companies and foreign government organizations. During 1999, under multiple charters in the ordinary course of business, two customers each accounted for 10% or more of total consolidated revenues:
Aberdeen Services Company ( North Sea) ("ASCO") at 15.2% and Allseas Marine Contractors S.A. ("Allseas") at 12.8%. ASCO is a logistics coordinator primarily serving major international oil companies while Allseas is an international marine construction company. The charters with both of these customers are industry standard time charters involving several of the Company's vessels for periods ranging from a few days or months to three years. The charters are generally not cancelable except for unsatisfactory performance by the vessel. The loss of a major customer could have a material adverse effect on the Company's financial condition and results of operations until a replacement is obtained.

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

FLEET AVAILABILITY

         As of March 17, 2000, 8 of the Company's 35 owned and bareboat chartered vessels were on term charters extending one year or longer, 9 were on charters of less than one year but over 30 days, 11 were on charters of less than 30 days, 5 were idle and 2 were in layup.

ENVIRONMENTAL AND GOVERNMENT REGULATION

         All of the Company's vessels are subject to various international conventions, including certain safety, environmental and construction standards. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1974, 1978 and 1981/1983 Protocol, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers. These regulations govern oil spills and other matters of environmental protection, worker health and safety and the manning, construction and operation of vessels. The Company believes that it presently is in substantial compliance with the environmental laws and regulations to which the Company's operations are subject. In addition, the countries under which the vessels are flagged require certain periodic inspections and drydock examinations. Generally, surveys and inspections are performed by internationally recognized classification societies. Most of the owned vessels are flagged in Panama, Norway, the United Kingdom or Malaysia. The Company is not a party to any pending environmental litigation or other proceeding, and is unaware of any threatened environmental litigation or proceeding which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company. However, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in Offshore Marine Service operations. There can be no assurance that significant costs, liabilities, and penalties will not be incurred by or imposed on the Company in the future.

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

         The Company maintains insurance coverage against the casualty and liability risks listed. Management considers coverage to be adequate based on industry standards and the value of the fleet, including hull and machinery insurance for the vessels, protection and indemnity insurance against liabilities to employees and third parties for injury, damage or pollution and other customary insurance. The Company has not in the past experienced a loss in excess of policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover losses that the Company may incur or that adequate insurance at rates that the Company considers commercially reasonable will continue to be available.

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

EMPLOYEES

         At December 31, 1999, the Company had 912 employees located in the United States, the United Kingdom, Norway, Southeast Asia and Brazil. Through its contract with a crewing agency, the Company participates in collective bargaining arrangements with 687 employees working on its North Sea vessels under agreements covering one-to-two year periods. The Company has no other collective bargaining agreements. Relations with the employees are considered satisfactory. To date, the operations of neither the Company nor its Predecessor have been interrupted by strikes or work stoppages.

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

                                                  1999                        1998
                                         ----------------------     ----------------------
                                           High         Low           High          Low
                                         ---------    ---------     ---------     --------
Quarter ended March 31..............     $   19.88    $   11.56     $   33.50     $  18.00
Quarter ended June 30...............     $   19.00    $   12.00     $   38.00     $  22.63
Quarter ended September 30..........     $   22.38    $   16.00     $   25.00     $  11.75
Quarter ended December 31...........     $   18.38    $   10.50     $   19.25     $  10.25

         For the quarter ended March 31, 2000 (through March 17, 2000), the range of high and low sales prices was $21.50 and $11.50, respectively. On March 17, 2000, the closing sale price of the Company's Common Stock as reported by the Nasdaq National Market was $21.31 per share. As of March 17, 2000, there were 982 shareholders of record.

         The Company has not declared or paid dividends during the past five years. Pursuant to the terms of the indenture under which the Notes (as hereinafter defined) are issued, the Company may be restricted from declaring or paying dividends; however, the Company currently anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business. The declaration of dividends is at the discretion of the Company's Board of Directors. The Company's dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investees, financial requirements, general business conditions and other factors.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The Consolidated Financial Statements included herein, as well as the financial data presented in the table following, present the net assets and results of operations of Ercon and the common stock of WFT owned by the Predecessor as discontinued operations of the Company for all periods presented. The data that follows should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                 ----------    ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues .....................................   $   72,258    $   86,194    $   46,019    $   34,749    $   27,233
Direct operating expenses ....................       41,216        34,102        18,231        16,178        15,386
General and administrative expenses ..........        6,087         5,718         5,364         4,523         3,483
Depreciation and amortization ................       12,420        11,345         6,711         5,013         5,472
                                                 ----------    ----------    ----------    ----------    ----------
Operating income .............................       12,535        35,029        15,713         9,035         2,892
Gain on sale of assets .......................           --         2,930            --            --            --
Interest expense, net ........................       (9,501)       (8,208)       (3,819)       (3,467)       (2,613)
Loss from unconsolidated venture .............         (865)           --            --            --            --
Other income (expense), net ..................           --          (146)          (73)          (86)          180
Income tax provision .........................         (308)       (8,816)       (3,626)       (1,839)          (91)
                                                 ----------    ----------    ----------    ----------    ----------
Income from continuing operations ............        1,861        20,789         8,195         3,643           368
Income (loss) from discontinued
     operations, net of taxes ................           --            --          (648)        4,796        (2,270)
Loss on disposal of segment, net of taxes ....           --            --        (1,426)           --            --
                                                 ----------    ----------    ----------    ----------    ----------
Net income (loss) ............................   $    1,861    $   20,789    $    6,121    $    8,439    $   (1,902)
                                                 ==========    ==========    ==========    ==========    ==========
Earnings per share from continuing
     operations (basic) ......................   $     0.23    $     2.58    $     1.15    $     0.55    $     0.06
Weighted average common shares (basic) .......        8,129         8,047         7,155         6,676         6,644
Earnings per share from continuing
     operations (diluted) (a) ................   $     0.22    $     2.52    $     1.11    $     0.54    $     0.06
Weighted average common shares
     (diluted) (a) ...........................        8,271         8,255         7,413         6,782         6,703
STATEMENT OF CASH FLOWS DATA:
Cash provided by (used in) operating
     activities of continuing operations .....   $   16,376    $   32,471    $   19,112    $    8,539    $    6,389

Cash provided by (used in) investing
     activities ..............................      (19,739)      (62,142)      (37,218)      (24,493)      (15,093)

Cash provided by (used in) financing
     activities ..............................           46        36,475        28,658        17,894         9,567

Effect of exchange rate changes on cash ......          (40)         (682)         (541)          924          (160)
OTHER DATA:
EBITDA (b) ...................................   $   24,955    $   46,374    $   22,424    $   14,048    $    8,364
Cash dividends per share .....................           --            --            --            --            --
Total vessels in fleet (c) ...................           51            38            30            28            22
Average number of owned or chartered
     vessels(d) ..............................         31.8          28.7          23.0          18.3          15.0

                                                                         AS OF DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1999         1998          1997            1996         1995
                                                 ---------    ----------    -----------     ----------    ---------
BALANCE SHEET DATA:
Cash and cash equivalents....................... $  28,650    $   32,007    $    25,885     $   17,234    $   5,136
Vessels and equipment, net......................   195,358       192,615        105,262         87,405       61,343
Net assets of discontinued operations (e).......        --            --             --         14,837       19,275
Total assets including discontinued
     operations.................................   270,582       271,369        154,661        131,307       94,179
Total assets excluding discontinued
     operations.................................   270,582       271,369        154,661        116,470       74,904
Long-term debt (f)..............................   130,128       130,136         42,918         50,811       33,600
Total stockholders' equity excluding
     discontinued operations (g)................   104,678       108,490         85,272         47,179       31,653

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

(c) Includes managed vessels in addition to those that are owned and chartered. See pages 4 and 9 for further information concerning the Company's fleet.

(d) Includes owned and chartered vessels only. Adjusted for additions and dispositions occurring during each period. See pages 4 and 9 for further information concerning the Company's fleet.

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

         The Company's operations consist of the Offshore Marine Services business, which represents over half of the assets, revenues and operating income of the businesses, operations and companies previously constituting the Predecessor. Consequently, the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements included elsewhere herein, present the results of operations of Ercon and the common stock of WFT owned by the Predecessor as discontinued operations of the Company for all periods presented. See Note 4 to the Consolidated Financial Statements.

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

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations is conducted in the North Sea and, with the exception of three vessels operating in Brazil and one in West Africa, the balance of the Company's operations conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of 51 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Of the vessels in GulfMark's fleet, 31 are owned, 4 are bareboat chartered from other owners and 16 are managed.

         The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. There were significant declines in oil and gas prices during 1998 followed by equally significant increases subsequent to the first quarter of 1999. Although commodity prices have increased further in the first three months of 2000, exploration and development expenditures are just beginning to rebound from the lower levels experienced in the 1989-1999 period.

The volatility of prices will continue to affect the planning for future oil and gas exploration and development expenditures and the consequent demand for the Company's vessels.

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

         Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the year ended December 31, 1999, the Company completed the drydocking of 10 vessels at an aggregate cost of $2.6 million, versus 6 vessels drydocked at an aggregate cost of $1.3 million in 1998 and 14 vessels at an aggregate cost of approximately $4.0 million in 1997.

     Over the last several years, the Company has been actively expanding its fleet by the construction of new vessels, by the acquisition of existing equipment from the resale market and by bareboat chartering vessels owned by others. Owned or chartered newbuilds added to the fleet during the past three years as well as those currently under construction are as follows:

      VESSEL                                         DELIVERY DATE
      o Highland Drummer (owned)                     January 1997
      o Highland Rover (owned)                       March 1998
      o Leopard Bay (chartered)                      June 1998
      o Mercury Bay (chartered)                      July 1998
      o Monarch Bay (chartered)                      October 1998
      o Highland Spirit (owned)                      November 1998
      o Torm Heron (chartered)                       May 1999
      o Highland Guide (owned)                       August 1999
      o Highland Scout (owned)                       September 1999


     Total expenditures made for the construction of vessels during the years ended December 31, 1999, 1998 and 1997 were $10.9 million, $37.4 million, and $23.2 million, respectively. The Company has no new vessels under construction at March 17, 2000.

     The following list indicates the owned or chartered vessels that were added to the fleet from the resale market in the past three years:

      VESSEL                                ACQUISITION DATE
      o North Prince (owned)                February 1998
      o Skandi Hawk (owned)                 February 1998
      o Skandi Fortune (owned)              February 1998
      o North Crusader (owned)              February 1998
      o North Challenger (owned)            February 1998
      o Highland Pioneer (owned)            December 1999

     The five vessels acquired in 1998 resulted from the Brovig acquisition for a total cost of approximately $73 million, including debt assumed.

RESULTS OF OPERATIONS

  COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998.

         The year 1999 continued to be affected by the volatility of oil and gas prices as oil prices, in particular, began to recover in the first several months of the year, fell back in March and then exhibited a prolonged increase through the end of the year and into the first three months of 2000. Exploration and development expenditures, however, did not recover as consolidation within the industry and a concern over the sustainability of higher pricing caused companies to delay or cancel both construction and exploration programs. The Company had a relatively strong level of contract cover for the fleet at the beginning of the year, which resulted in utilization and dayrates at levels providing net income during the first three quarters. It became evident, however, that as the vessels completed their contracts, the market had deteriorated thus resulting in lower dayrates and utilization for the fourth quarter of 1999 which caused the Company to report a loss for this period. There has been improvement in the markets for the Company's vessels during the first three months of 2000; however, there can be no assurance that this improvement will continue throughout the balance of the year.

         The Company continued to increase the size of its fleet during 1999 as three owned vessels and one bareboat chartered vessel were added during the year. The Highland Guide and Highland Scout, newbuild vessels completed during the third quarter of the year, were able to secure a two-year contract in Southeast Asia and up to an eight-month contract in Brazil, respectively. The Highland Pioneer, a vessel which had been previously managed by the Company, was acquired in December 1999 and immediately entered into a five-year contract in Liverpool Bay, U.K. for an international oil company. The Torm Heron, a newbuild vessel built for Sanko Steamship Co. Ltd. ("Sanko") and operated by the Company under a joint venture agreement with Sanko, entered the fleet in May 1999 and has been operating in the North Sea spot market since inception.

     The Company recognized net income of $1.9 million in 1999 compared to net income of $20.8 million in 1998. Revenues decreased $13.9 million and operating income decreased $22.5 million from 1998 to 1999. The decrease in revenue was directly attributable to the lower average dayrate and decreased utilization experienced in the Company's major markets during 1999 compared to 1998. Partially offsetting the effects of these lower dayrates and utilization were increased revenues derived from the full year impact of vessels added throughout 1998 and the Brovig acquisition. Operating expenses increased $7.1 million compared to 1998 primarily due to the full year effect of bareboat charter expense associated with the three bareboat chartered vessels and the increased costs of operating the expanded fleet. Depreciation expense increased $1.1 million as a result of the full year impact of the increased fleet size. The following summarizes dayrates, utilization and average vessels owned or chartered for the Company's fleet of vessels:

                                                                       YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                                                                   INCREASE
                                                           1999                 1998              (DECREASE)
                                                       --------------       --------------       --------------
     Rates Per Day Worked (a) (b):
          North Sea Capable Fleet (c)............         $ 9,752             $12,068              $   (2,316)
          Other (Primarily Southeast Asia).......           4,203               4,859                    (656)
     Overall Utilization (a) (b):
          North Sea Capable Fleet (c)............            85.3%               97.8%                  (12.5)%
          Other (Primarily Southeast Asia).......            66.8%               84.6%                  (17.8)%
     Average Owned or Chartered Vessels (a) (d):
          North Sea Capable Fleet................            19.8                15.7                     4.1
          Other (Primarily Southeast Asia).......            12.0                13.0                    (1.0)
                                                          -------             -------              ----------
              Total..............................            31.8                28.7                     3.1
                                                          =======             =======              ==========

(a) Includes all owned or bareboat chartered vessels, except the joint venture bareboat chartered vessel. Managed vessels are not included.

(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c) Revenues for vessels in the North Sea fleet are primarily earned in Sterling ((pound)) and have been converted to U.S. dollars ($) at the average exchange rate ($/(pound)) for the periods indicated. The average exchange rates for the years ended December 31, 1999, and 1998 were (pound) = $1.62, and (pound) = $1.66, respectively.

(d) Adjusted for vessel additions and dispositions occurring during each period.

The Company recognized $10.4 million of other expense in 1999 compared to $8.4 million of other expense in 1998, excluding a $2.9 million gain on the sale of a joint venture interest included in 1998. The increase in other expense was due to higher interest expense of $2.0 million reflecting interest on the Senior Notes for the full year and an increased loss in all other expenses due principally to losses sustained in an unconsolidated subsidiary in 1999. Partially offsetting was an increase in interest income of $0.7 million reflecting higher overall cash balances.

  COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

     In spite of the downturn in oil and gas prices during the year ended December 31, 1998, the Company reported record results. These results were achieved in part because of the Company's high level of forward contract cover at the beginning of the year. Additionally, the Company's presence within international markets, particularly the North Sea, further provided some insulation to the industry conditions.

     During 1998, the Company experienced considerable growth in the size of its fleet. All of the expansion occurred in the fleet based in the North Sea. The single largest addition was the acquisition of the Norwegian vessel owning company, Brovig Supply ASA, in February 1998. This company owned a large AHTS and four large PSVs including a newly constructed vessel delivered in December 1997. Combined, these vessels accounted for approximately half of the Company's revenue and earnings increases when compared to 1997. Each of these vessels is working in the North Sea. Additional revenue and earnings growth came from the March 1998 delivery of the newbuild Highland Rover and the November 1998 delivery of the newbuild Highland Spirit. These vessels began three and five year contracts, respectively, upon delivery. Combined they contributed 15% of the earnings improvements during 1998. Three additional newbuild bareboat chartered vessels built for Sanko Steamship Co. Ltd., were added to the fleet during 1998: the Leopard Bay, the Mercury Bay and the Monarch Bay were added to the fleet in June, July and October, respectively. While these vessels contributed approximately $6 million to the revenue increases, their operating margins are not as high as owned vessels because the bareboat fees are higher than depreciation expense on similarly priced vessels. In addition to the vessel additions in the North Sea, other vessels operating in the North Sea experienced improvements in dayrates and utilization due in significant part to the expanded 1998 construction season. The Highland Fortress, one of the Company's vessels particularly attractive to construction support charterers, accounted for almost 10% of the Company's increase in operating earnings for the year. Industry conditions in the Company's other major market, Southeast Asia, were also significantly better in 1998 than 1997 as utilization and dayrates improved markedly. These conditions allowed the company to sell its 51% owned joint venture, SeaMark Ltd. ("SeaMark"), which operated two bareboat chartered vessels in Southeast Asia, and realize a pre-tax gain of approximately $2.9 million ($0.23 per diluted share, net of tax).

     The Company recognized net income of $20.8 million in 1998 compared to $6.1 million in 1997. Revenues increased $40.2 million and operating income increased $19.3 million from 1997 to 1998. The increase in revenue was a direct result of improved utilization and dayrates in all of the Company's markets coupled with an increase in the size of the fleet when compared to 1997. Operating costs increased $15.9 million in 1998 versus1997 due to the greater number of vessels operated in 1998 and the addition of three bareboat chartered vessels where the charter expense is included in operating costs. Depreciation expense also increased $4.6 million in 1998 from the 1997 as a result of the vessel acquisitions in 1998 . The following summarizes dayrates, utilization and average vessels owned or chartered for the Company's fleet of vessels:

                                                                       YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                                                                   INCREASE
                                                           1998                 1997              (DECREASE)
                                                       --------------       --------------       --------------
     Rates Per Day Worked (a) (b):
          North Sea Capable Fleet (c)............         $ 12,068             $ 9,930              $  2,138
          Other (Primarily Southeast Asia).......            4,859               3,830                 1,029
     Overall Utilization (a) (b):
          North Sea Capable Fleet (c)............             97.8%               96.5%                  1.3%
          Other (Primarily Southeast Asia).......             84.6%               75.4%                  9.2%
     Average Owned or Chartered Vessels (a) (d):
          North Sea Capable Fleet................             15.7                 9.0                   6.7
          Other (Primarily Southeast Asia).......             13.0                14.0                  (1.0)
                                                          --------             -------              --------
              Total..............................             28.7                23.0                   5.7
                                                          ========             =======              ========

(a) Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c) Revenues for vessels in the North Sea fleet are primarily earned in Sterling ((pound)) and have been converted to U.S. dollars ($) at the average exchange rate ($/(pound)) for the periods indicated. The average exchange rates for the years ended December 31, 1998 and 1997 were (pound) = $1.66, and (pound) = $1.64, respectively.

(d) Adjusted for vessel additions and dispositions occurring during each period.

     Other expense recognized by the Company in 1998 increased $4.5 million over 1997, excluding the gain on the sale of the joint venture interest of $2.9 million in 1998. The increase was the result of increased interest expense resulting from the Senior Notes Offering completed by the Company in June 1998 partially offset by increased interest income from higher average cash balances available for investment.

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

     In June 1998, the Company sold $130 million of 8.75% Senior Notes (the "Notes"). Net proceeds from the sale totaled $124.7 million after a discount of $0.4 million and offering costs of $4.9 million. The net proceeds were used to repay substantially all the outstanding indebtedness of the Company under various bank credit facilities which were secured by mortgages on many of the Company's vessels.

     Interest on the Notes is payable semi-annually each June 1 and December 1. The Notes do not require payments of principal prior to their stated maturity of June 1, 2008, but pursuant to the indenture under which the Notes are issued, the Company is required to make offers to purchase the Notes upon the occurrence of certain events, such as asset sales or a change in control of the Company. The Notes are not redeemable at the option of the Company prior to June 1, 2001.

         The Notes are general unsecured obligations of the Company and rank equally in right of payment with all existing and future unsecured senior indebtedness of the Company, which may include borrowings under the Credit Facility defined below, and senior to all future subordinated indebtedness of the Company. The Notes will be effectively subordinated to (i) all future secured obligations of the Company to the extent of the assets securing such obligations and (ii) all existing and future indebtedness and other obligations of the Company's subsidiaries and trade payables incurred in the ordinary course of business. Under certain circumstances, the Company's payment obligations under the Notes may be jointly and severally guaranteed on a senior unsecured basis by one or more of the Company's subsidiaries.

         The indenture under which the Notes are issued imposes operating and financial restrictions on the Company. Such restrictions affect, and in many cases limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend or other payments.

     Simultaneous with the issuance of the Notes in June 1998, the Company also entered into the a credit facility (the "Credit Facility") with two banks for a total of $50 million. On December 8, 1998, an additional lender was added which increased the facility to $75 million. The Credit Facility has two tranches. Tranche 1 is unsecured and is available for general corporate purposes. The maximum commitment amount is limited to $30 million. Interest on outstanding balances under Tranche 1 accrues at LIBOR plus a margin ranging from 1.0% to 1.375% as determined by the Company's ratio of funded debt to total capitalization ("Leverage Ratio").

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

         The Credit Facility also requires the Company, on a consolidated basis, to not exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. The Company was in compliance with all of the covenants of this agreement except for the interest coverage ratio which was not met as a result of operations for the fourth quarter of 1999. The Company has received a waiver of this requirement for 1999. There can be no assurance that the Company will meet the interest coverage requirement in future periods as compliance is dependent on the results of operations, nor can there be any assurance that future waivers will be granted under the agreement.

     As of December 31, 1999, the Company had cash on hand of $28.7 million. Cash flows from operations for the year ended December 31, 1999, were $16.4 million compared to $32.5 million in the previous year. The decrease in operating cash flow was attributable to the significant decrease in the results of operations for the Company's fleet during 1999, resulting from lower dayrates and utilization.

     Cash flows used for investing activities for the years ended December 31, 1999 and 1998 were $19.8 and $62.1 million, respectively. The Company's primary capital expenditure requirements are for the construction of new vessels, the acquisition of vessels from the resale market, as well as the funds required for the drydocking of its vessels every two to three years. The year ended December 31, 1998 included $25.5 million for the purchase of shares of Brovig Supply ASA, a Norwegian publicly traded shipowner with five vessels. Additionally, during 1998, payments for the newbuilds owned by the Company were made with respect to the Highland Rover, delivered in March 1998, the Highland Spirit, delivered in November 1998, as well as progress payments for the Highland Guide and the Highland Scout delivered in 1999. Investing activities are also impacted by the number of vessels required to be drydocked. In 1999, there were 10 vessels drydocked at an aggregate cost of $2.6 million compared to six vessels drydocked in 1998 at an aggregate cost of $1.3 million.

     Cash flows provided by financing activities was $0.1 million for the year ended December 31, 1999 and $36.5 million for the 1998 period. The 1998 period included the sale of the Notes in June 1998. Additionally, in August 1997, the Company sold 1,125,000 shares of its common stock for net proceeds of $33.4 million.

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

CURRENCY FLUCTUATIONS AND INFLATION

         Substantially all of the operations of the Company are conducted overseas, therefore the Company is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling and substantially all operating costs are in Sterling. The North Sea fleet generated $55.6 million in revenues, $11.0 million in operating income and $14.0 million of cash flows from operations for the year ended December 31, 1999. In 1999, the Sterling/U.S. dollar exchange rate ranged from a high of (pound) = U.S.$1.68 to a low of (pound) = U.S. $1.55 with an average of (pound) = $1.62 for the year. As of March 17, 2000, the Sterling/U.S. Dollar exchange rate was (pound) = U.S.$1.57.

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

     With the completion of the Senior Notes Offering in June 1998, the Company's debt is primarily denominated in U.S. dollars, while a substantial portion of the Company's revenue continues to be generated in Sterling. The Company has evaluated these conditions and has determined that it is in the best interest of the Company not to use any financial instruments to hedge this exposure under present conditions. The Company's strategy is based on a number of factors including among others, (i) the cost of using such instruments in relation to the risks of currency fluctuations, (ii) the propensity for adjustments in Sterling denominated vessel day rates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. dollars, (iii) the Company's strong cash position substantially held in U.S. dollars, (iv) the level of dollar denominated borrowings available to the Company and (v) the conditions in the Company's dollar generating regional markets. One or more of these factors may change and the Company, in response, may begin to use financial instruments to hedge risks of currency fluctuations.

     The Company will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on the Company's financial results. At December 31, 1999, the Company did not have any foreign currency exchange contracts outstanding.

         Reflected in the accompanying balance sheet at December 31, 1999, is a $7.2 million cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of December 31, 1999 in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated loans between companies in the North Sea.

         To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company. One of the major consumables for the fleet is diesel fuel, the price of which has escalated significantly over the last year. Except for one contract on which the Company has a cost flow-through provision, fuel is provided by the customer of the Company; therefore, escalating fuel prices have not and will not adversely affect the Company's operating cost structure.

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

         In November 1999, SEC Staff Accounting Bullentin: No. 100 - Restructuring and Impairment Charges ("SAB 100") was issued. SAB 100 expresses views of the staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company's accounting practices are consistent with this rule.

         In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the first quarter of 2000.

YEAR 2000 UPDATE

         Prior to January 1, 2000, the Company performed an assessment of its critical information technology ("IT") and non-IT systems. During the assessment phase, the Company noted no significant deficiencies in its core systems. Most areas with potential issues were addressed through normal maintenance agreements with the vendors. Excluding any internal labor costs for employees who spent some portion of their time working on the Company's Year 2000 project, the total cost to make the Company's systems and equipment Year 2000 compliant was not significantly more than the cost of normal and routine software and systems upgrades.

FORWARD-LOOKING STATEMENTS

         This Form 10-K, particularly the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and natural gas industry, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, assumptions concerning competition and risks of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed within the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The Company's financial instruments that are potentially sensitive to changes in interest rates include the Company's Senior Notes which were issued on June 8, 1998. These notes, which are due June 1, 2008, have a stated interest rate of 8.75% and an effective interest rate of 8.8%. At December 31, 1999, the fair value of these notes, based on quoted market prices, was approximately $119.6 million, as compared to a carrying amount of $129.6 million.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GulfMark Offshore, Inc.:

         We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc., a Delaware corporation (successor to GulfMark International, Inc., see Note 1 to the consolidated financial statements), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GulfMark Offshore, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP





Houston, Texas
March 8, 2000

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    DECEMBER 31,
                                                                                            --------------------------
                                                                                                1999           1998
                                                                                            -----------    -----------
                                                                                                   (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents.............................................................   $    28,650    $    32,007
   Accounts receivable, net..............................................................        19,639         19,612
   Prepaids and other....................................................................         1,365          2,210
                                                                                            -----------    -----------
     Total current assets................................................................        49,654         53,829
                                                                                            -----------    -----------
VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of
   $40,087,000 in 1999 and $31,839,000 in 1998...........................................       195,358        192,615
INVESTMENT IN UNCONSOLIDATED VENTURE.....................................................           566             --
GOODWILL, net of accumulated amortization................................................        18,062         17,689
OTHER ASSETS.............................................................................         6,942          7,236
                                                                                            -----------    -----------
                                                                                            $   270,582    $   271,369
                                                                                            ===========    ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt...........................   $        55    $        60
   Accounts payable......................................................................         8,638          7,030
   Accrued personnel costs...............................................................         1,185          1,314
   Accrued interest expense..............................................................           947            955
   Other accrued liabilities.............................................................         3,057          2,930
                                                                                            -----------    -----------
     Total current liabilities...........................................................        13,882         12,289
                                                                                            -----------    -----------
LONG-TERM DEBT...........................................................................       130,128        130,136
DEFERRED TAXES AND OTHER.................................................................        21,894         20,454
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 2,000,000 shares authorized; no shares issued..........            --             --
   Common stock, $0.01 par value; 15,000,000 shares authorized; 8,136,830 and
     8,123,365 shares issued and outstanding, respectively...............................            81             81
   Additional paid-in capital............................................................        62,913         62,812
   Retained earnings.....................................................................        48,921         47,060
   Cumulative translation adjustment.....................................................        (7,237)        (1,463)
                                                                                            -----------    -----------

     Total stockholders' equity..........................................................       104,678        108,490
                                                                                            -----------    -----------
                                                                                            $   270,582    $   271,369
                                                                                            ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                         1999             1998             1997
                                                                      -----------      -----------      ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES..........................................................    $    72,258      $    86,194      $   46,019
                                                                      -----------      -----------      ----------
COST AND EXPENSES:
   Direct operating expenses......................................         41,216           34,102          18,231
   General and administrative expenses............................          6,087            5,718           5,364
   Depreciation and amortization..................................         12,420           11,345           6,711
                                                                      -----------      -----------      ----------
                                                                           59,723           51,165          30,306
                                                                      -----------      -----------      ----------
OPERATING  INCOME.................................................         12,535           35,029          15,713
                                                                      -----------      -----------      ----------

OTHER INCOME (EXPENSES):
   Interest expense...............................................        (11,388)          (9,425)         (4,803)
   Interest income................................................          1,887            1,217             984
    Loss from unconsolidated venture..............................           (865)              --              --
   Minority interest..............................................            --              (152)           (109)
   Gain on sale of joint venture interest (Note 5)................             --            2,930              --
   Other..........................................................             --                6              36
                                                                      -----------      -----------      ----------
                                                                          (10,366)          (5,424)         (3,892)
                                                                      -----------      -----------      ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES............................................          2,169           29,605          11,821
INCOME TAX PROVISION..............................................            308            8,816           3,626
                                                                      -----------      -----------      ----------
INCOME FROM CONTINUING OPERATIONS.................................          1,861           20,789           8,195
LOSS FROM DISCONTINUED
   OPERATIONS, net of taxes.......................................             --               --            (648)
LOSS ON DISPOSAL OF DISCONTINUED
   OPERATIONS, net of taxes.......................................             --               --          (1,426)
                                                                      -----------      -----------      ----------
NET INCOME .......................................................    $     1,861      $    20,789      $    6,121
                                                                      ===========      ===========      ==========
BASIC EARNINGS PER SHARE:
   Income from continuing operations..............................    $      0.23      $      2.58      $     1.15
   Loss from discontinued operations, net of taxes................             --               --          (0.09)
   Loss on disposal of discontinued operations, net of taxes......             --               --          (0.20)
                                                                      -----------      -----------      ----------
   Net income.....................................................    $      0.23      $      2.58      $     0.86
                                                                      ===========      ===========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (basic).......................          8,129            8,047           7,155
                                                                      ===========      ===========      ==========
DILUTED EARNINGS PER SHARE:
   Income from continuing operations..............................    $      0.22      $      2.52      $     1.11
   Loss from discontinued operations, net of taxes................             --               --          (0.09)
   Loss on disposal of discontinued operations, net of taxes......             --               --          (0.19)
                                                                      -----------      -----------      ----------
   Net income.....................................................    $      0.22      $      2.52      $     0.83
                                                                      ===========      ===========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (diluted).....................          8,271            8,255           7,413
                                                                      ===========      ===========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999




                                               COMMON
                                              STOCK AT       ADDITIONAL                    CUMULATIVE          TOTAL
                                              $0.01 PAR        PAID-IN       RETAINED      TRANSLATION     STOCKHOLDERS'
                                                VALUE          CAPITAL       EARNINGS      ADJUSTMENT          EQUITY
                                             -----------     -----------    ----------     -----------     -------------
                                                                             (IN THOUSANDS)
 Balance at December 31, 1996..............  $        67     $    26,793    $   36,676     $    (1,520)    $      62,016
    Net income.............................           --              --         6,121              --             6,121
    Issuance of common stock...............           12          33,694            --              --            33,706
    Disposition of discontinued
       operations (Note 4).................           --              --       (16,526)          1,086           (15,440)
    Translation adjustment.................           --              --            --          (1,131)           (1,131)
                                             -----------     -----------    ----------     -----------     -------------
 Balance at December 31, 1997..............           79          60,487        26,271          (1,565)           85,272
    Net income.............................           --              --        20,789              --            20,789
    Issuance of common stock...............            2           2,325            --              --             2,327
    Translation adjustment.................           --              --            --             102               102
                                             -----------     -----------    ----------     -----------     -------------
 Balance at December 31, 1998..............           81          62,812        47,060          (1,463)          108,490
    Net income.............................           --              --         1,861              --             1,861
    Issuance of common stock...............           --             101            --              --               101
    Translation adjustment.................           --              --            --          (5,774)           (5,774)
                                             -----------     -----------    ----------     -----------     -------------
 Balance at December 31, 1999..............  $        81     $    62,913    $   48,921     $    (7,237)    $     104,678
                                             ===========     ===========    ==========     ===========     =============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                       YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                1999            1998            1997
                                                                             ----------      -----------      ----------
                                                                                     (IN THOUSANDS)
Net income...............................................................    $    1,861      $    20,789      $    6,121
Comprehensive income (loss):
  Foreign currency gain (loss), net of tax of $(2,475), $44, and $(485)..        (5,774)             102          (1,131)
                                                                             ----------      -----------      ----------
Total comprehensive income (loss)........................................    $   (3,913)     $    20,891      $    4,990
                                                                             ==========      ===========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1999         1998         1997
                                                                            ---------    ---------    ---------
                                                                                       (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .........................................................   $   1,861    $  20,789    $   6,121
         Loss from discontinued operations, net of taxes ................          --           --          648
         Loss on disposal of discontinued operations, net of taxes ......          --           --        1,426
                                                                            ---------    ---------    ---------
         Income from continuing operations ..............................       1,861       20,789        8,195
         Adjustments to reconcile income from continuing operations to net cash provided by continuing operations--

              Depreciation and amortization .............................      12,420       11,345        6,711
              Amortization of deferred financing costs ..................         551          887          410
              Deferred and other income tax provision ...................         159        8,523        3,445
              Gain on sale of joint venture interest ....................          --       (2,930)          --
              Minority interest .........................................          --          152          109

         Change in operating assets and liabilities--

              Accounts receivable .......................................        (404)      (6,610)      (1,781)
              Prepaids and other ........................................         812       (1,801)          36
              Accounts payable ..........................................       1,750        2,493        2,102
              Other accrued liabilities .................................        (104)         380          258
              Other, net ................................................        (669)        (757)        (373)
                                                                            ---------    ---------    ---------
              Net cash provided by continuing operations ................      16,376       32,471       19,112
              Cash flows from discontinued operations ...................          --           --       (1,360)
                                                                            ---------    ---------    ---------

                  Net cash provided by operating activities .............      16,376       32,471       17,752

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of vessels and equipment ..................................     (17,107)     (38,345)     (24,863)
     Expenditures for drydocking and main engine overhaul ...............      (2,632)      (1,344)      (3,967)
     Investment in Brovig ...............................................          --      (25,543)      (8,388)
     Proceeds from sale of joint venture interest .......................          --        3,090           --
                                                                            ---------    ---------    ---------

                  Net cash used in investing activities .................     (19,739)     (62,142)     (37,218)

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from debt, net of direct financing costs ..................          --      156,162        7,690
     Repayments of debt .................................................         (55)    (120,366)     (12,738)
     Proceeds from issuance of stock, net of offering costs .............         101          679       33,706
                                                                            ---------    ---------    ---------

                  Net cash provided by financing activities .............          46       36,475       28,658
     Effect of exchange rate changes on cash ............................         (40)        (682)        (541)

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................      (3,357)       6,122        8,651

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........................      32,007       25,885       17,234
                                                                            ---------    ---------    ---------

 CASH AND CASH EQUIVALENTS AT END OF YEAR ...............................   $  28,650    $  32,007    $  25,885
                                                                            =========    =========    =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of interest capitalized .........................   $  10,793    $   7,832    $   4,682
                                                                            =========    =========    =========

     Income taxes paid ..................................................   $     146    $     947    $     101
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

Principles of Consolidation

     The consolidated financial statements include the accounts of GulfMark and its majority owned subsidiaries. Investments in unconsolidated ventures are accounted for on the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated.

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

Vessels and Equipment

     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999, 1998 and 1997, interest of $1.0 million, $1.6 million and $0.2 million was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in the consolidated statements of income for 1999, 1998 and 1997 are $3.7 million, $4.7 million and $2.6 million, respectively, of costs for maintenance and repairs.

Investments

     In 1999 the Company entered into a joint venture with another operator which has bareboat chartered the Torm Heron from Sanko Steamship Co., Ltd of Japan ("Sanko") for a three-year period commencing in 1999. The Company records its 50% interest in the joint venture using the equity method of accounting.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

Other Assets

     Other assets consist primarily of deferred drydocking costs and deferred financing costs. Costs incurred in connection with drydocking are capitalized and amortized over approximately a two to three year period, which approximates the period between required drydockings. Deferred financing costs are amortized over the expected term of the related debt.

Goodwill

     Goodwill primarily relates to the Brovig acquisition made during 1998 and is being amortized over 40 years. Accumulated amortization at December 31, 1999 and 1998 totaled $0.8 million and $0.3 million, respectively. Management periodically reviews goodwill to access recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Earnings Per Share

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands except per share data):


                                                                 YEAR ENDED DECEMBER 31, 1999
                                                            ------------------------------------
                                                                                       PER SHARE
                                                              INCOME       SHARES       AMOUNT
                                                            ----------   ----------   ----------
Income from continuing operations per share, basic ......   $    1,861        8,129   $     0.23
                                                                                      ==========
Dilutive effect of common stock options .................           --          142
                                                            ----------   ----------
Income from continuing operations per share, diluted ....   $    1,861        8,271   $     0.22
                                                            ==========   ==========   ==========

                                                                 YEAR ENDED DECEMBER 31, 1998
                                                            ------------------------------------
                                                                                       PER SHARE
                                                              INCOME       SHARES       AMOUNT
                                                            ----------   ----------   ----------
Income from continuing operations per share, basic ......   $   20,789        8,047   $     2.58
                                                                                      ==========
Dilutive effect of common stock options .................           --          208
                                                            ----------   ----------
Income from continuing operations per share, diluted ....   $   20,789        8,255   $     2.52
                                                            ==========   ==========   ==========


                                                                 YEAR ENDED DECEMBER 31, 1997
                                                            ------------------------------------
                                                                                       PER SHARE
                                                              INCOME       SHARES       AMOUNT
                                                            ----------   ----------   ----------
Income from continuing operations per share, basic ......   $    8,195        7,155   $     1.15
                                                                                      ==========
Dilutive effect of common stock options .................           --          258
                                                            ----------   ----------
Income from continuing operations per share, diluted ....   $    8,195        7,413   $     1.11
                                                            ==========   ==========   ==========


Revenue Recognition

     Revenues from charters for offshore marine services are recognized as earned based on contractual charter rates. Currently, charter terms range from several days to as long as five years in duration. Management services revenue is recognized in the period in which the services are performed.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The likelihood and amount of future taxable income is included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements. The Company has been included in consolidated federal income tax returns filed by the Predecessor through April 30, 1997. However, the tax expense reflected in the consolidated statements of income and the tax liabilities reflected in the consolidated balance sheets prior to April 30, 1997 have been prepared on a separate return basis as though the Company had filed stand-alone income tax returns, except for the utilization of net operating loss
(NOL) carryforward benefits. These benefits were allocated by the Predecessor to the Company based on the Company's pro rata share of the Predecessor's actual pre-tax financial statement earnings for each year.

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

Concentration of Credit Risk

     The Company extends credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 1999 and 1998, the Company's allowance for doubtful accounts amounted to $65,000 and $50,000 , respectively.

Recent and Pending Pronouncements

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

     In November 1999, SEC Staff Accounting Bullentin: No. 100 - Restructuring and Impairment Charges ("SAB 100") was issued. SAB 100 expresses views of the staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company's accounting practices are consistent with this rule.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the first quarter of 2000.

Reclassifications

     Certain reclassifications of prior year information have been made to conform with current year presentation.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

(2)  VESSEL ACQUISITIONS

         Over the last several years, the Company has been actively expanding the fleet through the construction of new vessels, as well as the acquisition of existing equipment from the resale market. In December 1999, the Company acquired the 1983-built Highland Pioneer from a shipyard. Owned newbuilds added to the fleet during the past three years are as follows:


         VESSEL                 DELIVERY DATE
     o   Highland Drummer       January 1997
     o   Highland Rover         March 1998
     o   Highland Spirit        November 1998
     o   Highland Guide         August 1999
     o   Highland Scout         September 1999

(3)  BROVIG SUPPLY ACQUISITION

     Beginning in the fourth quarter of 1997, the Company began acquiring shares of common stock in Brovig Supply, ASA, ("Brovig") a publicly traded ship-owning company in Norway which owned five vessels operating in the North Sea. As of December 31, 1997, the Company had acquired approximately 25% of the outstanding stock at a cost of approximately $8.4 million. For the year ended December 31, 1997, the Company's share of Brovig's earnings using the equity method of accounting was not material to the Company's consolidated results of operations. On February 10, 1998, the Company acquired additional shares of Brovig such that its total ownership was approximately 96.1%. The balance of the shares was acquired on March 26, 1998. The purchase consideration of $73.0 million consisted of cash provided from funds on hand, (pound)10 million ($16.7 million) provided by a bank facility and the assumption of approximately NOK 277 million ($37.4 million) of debt.

     The consolidated financial statements included herein reflect the results of Brovig from February 10, 1998. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred at the beginning of each period. This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future.

                                                                   Year Ended December 31,
                                                               (In thousands, except per share
                                                                          amounts)
                                                              -----------------------------------
                                                                  1998                 1997
                                                              ---------------      --------------
Revenues...............................................           $88,048             $60,360
Operating income.......................................            35,449              18,872
Income from continuing operations......................            20,761               7,638
    Per share data:
Income from continuing operations (basic)..............           $  2.58             $  1.07
Income from continuing operations (diluted)............              2.51                1.03

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

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

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

     Immediately following the Distribution, the Predecessor, whose remaining assets consisted solely of Ercon and an investment of approximately 4.5 million shares of WFT common stock (the "Merged Assets"), merged with a subsidiary of WFT. Accordingly, for the year ended December 31, 1997, the results of operations and cash flows of the Merged Assets are reflected as discontinued operations. Summarized financial information of the discontinued operations is presented in the following table:


                                                                            YEAR ENDED
     LOSS FROM DISCONTINUED OPERATIONS (IN THOUSANDS):                     DECEMBER 31,
                                                                        -----------------
                                                                              1997
                                                                        -----------------
                                                                            (through
     Operating Data:                                                      April 30, 1997)
     Revenues........................................................       $   1,066
     Direct operating expenses.......................................             811
     Selling, general and administrative expenses....................             932
                                                                            ---------

     Operating loss..................................................            (677)
     Income tax benefit..............................................              29
                                                                            ---------
     Loss from discontinued operations, net of taxes.................       $    (648)
                                                                            =========


     In addition to the loss from discontinued operations, the Company's operating results for the year ended December 31, 1997 include a charge of $1.4 million, net of taxes, for expenses incurred in connection with the Merger. Certain liabilities associated with the Merged Assets of approximately $0.6 million were retained by the Company.

(5)  SALE OF JOINT VENTURE INTEREST

         During July 1998, the Company sold, for approximately $3.1 million cash, its interest in a 51% owned joint venture, SeaMark Ltd., which operated two bareboat chartered vessels in Southeast Asia. The after tax gain from the transaction of approximately $1.9 million ($0.23 per diluted share) is included in the Company's results for the year ended December 31, 1998.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

(6)  LONG-TERM DEBT

     The Company's long-term debt at December 31, 1999 and 1998, consisted of the following:

                                                                                         1999         1998
                                                                                       ---------    ---------
                                                                                           (IN THOUSANDS)
8.75% Senior Notes due 2008, interest payable semi-annually ........................   $ 130,000    $ 130,000

Loan facility payable in British Pound Sterling; maximum of (pound)380,000
($614,000) for purchase and completion of Aberdeen office building; facility to be repaid in 120 equal monthly payments beginning June 1998; interest at
2.25% over lending bank's LIBOR rate (9.23% as of December 31, 1999) ...............         546          602
                                                                                       ---------    ---------
                                                                                         130,546      130,602

Less: Current maturities of long-term debt .........................................         (55)         (60)
         Debt discount, 8.75% Senior Notes due 2008, net ...........................        (363)        (406)
                                                                                       ---------    ---------
                                                                                       $ 130,128    $ 130,136
                                                                                       =========    =========

     The following is a summary of scheduled debt maturities by year (in thousands):

                2000..............................................    $      55
                2001..............................................           55
                2002..............................................           55
                2003..............................................           55
                2004..............................................           55
                Thereafter........................................      130,271
                                                                      ---------
                         Total....................................    $ 130,546
                                                                      =========

 8.75% SENIOR NOTES DUE 2008

     On June 8, 1998, the Company completed the sale of $130 million aggregate principal amount of 8.75% Senior Unsecured Notes Due 2008 (the "Initial Notes") which mature on June 1, 2008. The offering was made pursuant to Rule 144A of the Securities Act of 1933 as amended. The Initial Notes were issued at a discount to yield 8.8%. The net proceeds were used to repay substantially all the outstanding indebtedness of the Company under various credit facilities which were secured by mortgages on many of the Company's vessels. The market value of the Notes is potentially sensitive to changes in interest rates. At December 31, 1999, the fair value of the Notes, based on quoted market prices, was approximately $119.6 million, as compared to a carrying amount of $129.6 million, net of discount.

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

Interest on the Notes is payable semi-annually on June 1 and December 1 of each year commencing December 1, 1998. Up to 35% of the Notes may be redeemed prior to June 1, 2001, at the option of the Company at a price of 108.75% with proceeds from a public equity offering. Otherwise, the Notes are not redeemable until June 1, 2003. Thereafter, at the Company's option, the Notes are subject to redemption in whole or in part, at redemption prices expressed as a percentage of principal amounts plus accrued and unpaid interest, if any, to the redemption date. If redeemed during the twelve month period beginning on June 1 of the years indicated below, the redemption amount is as follows:

               Year                       Percentage
               ----                       ----------
          2003.......................     104.375%
          2004.......................     102.917%
          2005.......................     101.458%
          2006 and thereafter........     100.000%

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     The Company incurred approximately $4.8 million of costs associated with the sale of the Notes. These debt issuance costs are included in other assets in the consolidated balance sheets and are being amortized over the term of the Notes. The Notes were issued under an indenture (the "Indenture") between the Company and State Street Bank and Trust Company, N.A., as Trustee. The Indenture contains covenants including, among other provisions, limitations on the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.

BANK CREDIT FACILITY

     Simultaneous with the sale of the Notes, on June 8, 1998, the Company entered into an agreement for a multicurrency reducing revolving credit facility (the "Credit Facility") with certain banks (the "Lenders") for a total of $50 million. On December 8, 1998, an additional lender was added which increased the Credit Facility to $75 million. The Credit Facility contains two tranches. As of December 31, 1999, none of the Credit Facility has been drawn.

     Tranche 1 is available for general corporate purposes and is unsecured. The maximum committed amount is $30 million. Interest accrues under Tranche 1 at LIBOR plus a margin ranging from 1.0% to 1.375% per annum based upon the Company's ratio of funded debt to total capitalization ("Leverage Ratio").

     Tranche 2 is available to finance the acquisition of (i) up to 50% of the acquisition costs of shares in another company (a "Share Acquisition") or (ii) up to 65% of the purchase price of a vessel (a "Vessel Acquisition"). Drawings under Tranche 2 will be secured, in the case of a Share Acquisition, by the capital stock of the acquired company or, in the case of Vessel Acquisition, (i) by a first priority mortgage, (ii) by an assignment of earnings and insurance and (iii) by an assignment of charters over one year. The maximum committed amount under Tranche 2 is $45 million. The interest rate on Tranche 2 is LIBOR plus a margin ranging from 0.80% to 1.25% per annum as determined by the Company's Leverage Ratio. Both tranches begin to reduce September 8, 2001. Each quarter thereafter, the Credit Facility will further reduce such that the Credit Facility is fully reduced by June 8, 2003.

     Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at a rate of 0.5% per annum on the average unfunded portion of the Credit Facility.

     The Credit Facility also requires the Company, on a consolidated basis, to not exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. The Company was in compliance with all of the covenants of this agreement except for the interest coverage ratio which was not met as a result of operations for the fourth quarter of 1999. The Company has received a waiver of this requirement for 1999. There can be no assurance that the Company will meet the interest coverage requirement in future periods as compliance is dependent on the results of operations, nor can there be any assurance that future waivers will be granted under the agreement.

(7)  INCOME TAXES

     Income from continuing operations before income taxes attributable to domestic and foreign operations was (in thousands):

                                            YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1999        1998       1997
                                       --------    --------   --------
U.S.................................   $ (3,281)   $ (2,741)  $   (528)
Foreign.............................      5,450      32,346     12,349
                                       --------    --------   --------
                                       $  2,169    $ 29,605   $ 11,821
                                       ========    ========   ========

     The components of the Company's tax provisions attributable to income from continuing operations are as follows as of December 31, (in thousands):

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                                1999                             1998                              1997
                    ------------------------------   ------------------------------    -----------------------------
                               DEFERRED                         DEFERRED                          DEFERRED
                    CURRENT    AND OTHER    TOTAL    CURRENT    AND OTHER    TOTAL     CURRENT    AND OTHER   TOTAL
                    -------    ---------   -------   -------    ---------   -------    -------    ---------  -------
 U.S.............   $    --    $      19   $    19   $    37    $   2,856   $ 2,893    $    --    $     691  $   691
 Foreign.........       149          140       289       256        5,667     5,923        181        2,754    2,935
                    -------    ---------   -------   -------    ---------   -------    -------    ---------  -------
                    $   149    $     159   $   308   $   293    $   8,523   $ 8,816    $   181    $   3,445  $ 3,626
                    =======    =========   =======   =======    =========   =======    =======    =========  =======

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 1999 and 1998 are as follows:

                                                                  DECEMBER 31,
                                                           ------------------------
                                                              1999          1998
                                                           ----------    ----------
                                                                (IN THOUSANDS)
Deferred tax assets--
    Net operating loss carryforwards.....................  $    6,678    $    7,381
    Non-deductible accruals..............................       4,574         1,764
                                                           ----------    ----------
                                                               11,252         9,145
                                                           ----------    ----------
Deferred tax liabilities--
    Depreciation.........................................     (20,422)      (18,281)
    Foreign income not currently recognizable............     (10,898)       (9,611)
    Other                                                        (735)         (897)
                                                           ----------    ----------
                                                              (32,055)      (28,789)
                                                           ----------    ----------
         Net deferred tax liability......................  $  (20,803)   $  (19,644)
                                                           ==========    ==========


         The difference between the provision at the statutory U.S. federal income tax rate and the tax provision attributable to income from continuing operations in the accompanying Consolidated Financial Statements is analyzed below.

                                                      1999        1998        1997
                                                    --------    --------    --------
U.S. federal statutory income tax rate.........         34.0%       34.0%       34.0%
Effect of international operations.............        (25.3)       (4.2)       (3.3)
Impact of permanent differences................          5.5          --          --
                                                    --------    --------    --------
                                                        14.2%       29.8%       30.7%
                                                    ========    ========    ========

         As of December 31, 1999, the Company had the following carryforward losses and credits for income tax purposes that are, subject to certain limitations, available to offset future taxable income (in thousands):

                                                        AMOUNT       EXPIRATION
                                                      ----------     ----------
U.S. tax purposes--
     Net operating losses ....................        $    1,298        2019
Foreign tax purposes--
     Net operating losses.....................        $   20,788     Indefinite

(8)  COMMITMENTS AND CONTINGENCIES

     During 1997, the Company entered into agreements to bareboat charter two anchor handling, towing, supply vessels from Sanko for a three-year period. The first vessel, the Leopard Bay, was delivered during the second quarter of 1998 and the second vessel, the Torm Heron, was delivered in second quarter of 1999. The Torm Heron is operated pursuant to a 50/50 joint venture between the Company and Torm U.K Limited. Additionally, the Company has entered into agreements to bareboat charter two platform supply vessels, the Mercury Bay (July 1998) and the Monarch Bay (October 1998), from Sanko for similar three-year terms. The latter two vessels are similar to the Company's Highland Piper and Highland Drummer.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     On February 1, 1999, the Company agreed to an arrangement between a bank and the owner of the Clwyd Supporter and the Sefton Supporter, (the "Vessels") whereby under certain circumstances, the bank would have the right to put the Vessels to the Company. The Vessels are currently under contract in the North Sea through July 2001. In the event the contracts are not extended for a three-year period, the bank shall have the right to put the Vessels to the Company in July 2001 at a maximum total cost of (pound)6 million ($9.9 million). All cash flow generated from the operations of the Vessels is under the control of the Company and is considered to be restricted as long as the debt is outstanding. The put price would be reduced to the extent the owner's outstanding mortgage on the Vessels, less restricted cash on hand, is less than (pound)6 million. Additionally, in connection with this agreement, in July 2001, the Company has the right to call the Vessels for a like amount without regard to the status of the contract extension. In the event that neither the put nor the call are exercised, in July 2001, the Company will be entitled to a fee of (pound)0.5 million ($0.8 million).

     At December 31, 1999, the Company had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 1999, 1998 and 1997 was $368,000, $376,000, and
$423,000, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

         2000.........................................      $    182
         2001.........................................           132
         2002.........................................            26
         2003.........................................            10
         2004.........................................            --
         Thereafter...................................            --
                                                            --------
                  Total...............................      $    350
                                                            ========

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     In connection with the transactions described in Note 4, the Company has agreed to indemnify WFT and certain of its affiliates against liabilities for claims and litigation relating to periods prior to May 1, 1997. The Company has established accruals which it believes to be adequate to cover such claims. Management believes that claims, if any, will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(9)  STOCKHOLDERS' EQUITY

Issuance of Stock

     In August 1997, the Company sold 1,125,000 shares of common stock (including the underwriters' overallotment). Total proceeds to the Company were $33.4 million net of offering costs of $0.6 million.

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

     Under the terms of the Company's Amended and Restated 1993 Non-Employee Director Stock Option Plan (the "Director Plan"), options to purchase 10,000 shares of the Company's Common Stock were granted to each of the Company's five non-employee directors in 1993, 1996 and 1999. Additionally, options to purchase 10,000 shares of Common Stock are to be granted to each new non-employee director upon his or her election. The exercise price

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES of options granted under the Director Plan is fixed at the market price at the date of grant. In May 1996, the number of shares reserved for issuance under this Plan was increased from 100,000 to 400,000. The options are for a term of ten years.

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

     In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan (the "1997 Plan") which replaced the 1987 Employee Plan. A maximum of 200,000 shares are reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three year period and to the extent not exercised, expire on the tenth anniversary of the date of grant.

                                           1999                     1998                     1997
                                   ---------------------   -----------------------  -----------------------
                                               WEIGHTED                 WEIGHTED                  WEIGHTED
                                                AVERAGE                 AVERAGE                   AVERAGE
                                               EXERCISE                 EXERCISE                  EXERCISE
                                    SHARES       PRICE       SHARES      PRICE        SHARES       PRICE
                                   --------    ---------   ----------  -----------  ----------    ---------
Outstanding at beginning of
    Year .......................    314,674    $   10.54      472,577  $      5.05     217,200    $    9.48

Cancelled ......................         --           --           --           --    (217,200)        9.48

Option Adjustment ..............         --           --           --           --     533,635         3.86
Granted ........................    130,750        15.19       49,500        32.63      50,000        13.75
Exercised ......................    (13,465)        7.55     (207,403)        3.30    (111,058)        3.23
Forfeitures ....................    (11,751)       20.71           --           --          --           --
                                   --------    ---------   ----------               ----------
Outstanding at end of year .....    420,208    $   11.80      314,674  $     10.54     472,577    $    5.05
                                   ========                ==========               ==========

Weighted average fair value of options granted
   during the year...........................  $    7.34               $     11.75                $    4.32

Exercisable shares and weighted average exercise price as of December 31, 1999......   249,374    $    7.43
Shares available for future grants as of December 31, 1999..........................   183,810

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                               WEIGHTED
                                                                          NUMBER               AVERAGE
RANGE OF EXERCISE PRICES                                                OUTSTANDING         EXERCISE PRICE
                                                                      ---------------      ----------------
   $3.00 to $7.94..................................................       203,708              $  4.62
   $13.16 to $17.00................................................       171,500              $ 14.87
   $32.63..........................................................        45,000              $ 32.63
                                                                        ---------
                                                                          420,208              $ 11.80
                                                                        =========

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

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES instruments using the intrinsic value-based method of accounting prescribed by APB No. 25. The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options. In accordance with APB No. 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense has been recognized in the accompanying financial statements.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair-value method described above. The fair value for the 1999, 1998 and 1997 options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, respectively: risk-free interest rates of 5.5%, 5.0% and 5.25%; a weighted average volatility factor of the expected market price of the Company's stock of .56, .30 and .23; no expected dividends; and weighted average expected option lives of 4, 5 and 5 years.

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

                                             1999                         1998                           1997
                                 ---------------------------   ---------------------------   ---------------------------
                                      AS            PRO             AS             PRO            AS            PRO
                                   REPORTED        FORMA         REPORTED         FORMA        REPORTED        FORMA
                                 ------------   ------------   ------------    -----------   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing
    Operations ...............   $      1,861   $      1,413   $     20,789   $     20,635   $      8,195   $      8,118
Net income ...................          1,861          1,413         20,789         20,635          6,121          6,044
Earnings per common
    Share from continuing
    Operations (basic) .......   $       0.23   $       0.17   $       2.58   $       2.56   $       1.15   $       1.13
Earnings per common
    Share (basic) ............           0.23           0.17           2.58           2.56           0.86           0.84
Earnings per common
    Share from continuing
    Operations (diluted)  ....   $       0.22   $       0.17   $       2.52   $       2.50   $       1.11   $       1.10
Earnings per common
    Share (diluted) ..........           0.22           0.17           2.52           2.50           0.83           0.82

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

                          UNITED         EUROPE                                     BRAZIL
                          STATES     (PRIMARILY UK)    FAR EAST        CANADA      AND OTHER          TOTAL
                       ------------  --------------  ------------   ------------  ------------    ------------
                                                          (IN THOUSANDS)
1999 --
   Revenues ...........   $      --   $     49,919   $     11,602   $      4,674   $      6,063   $     72,258
   Long-lived assets...          80        155,267         27,428             --         12,583        195,358

1998 --
   Revenues ...........   $      --   $     61,936   $     21,246   $         --   $      3,012   $     86,194
   Long-lived assets...      13,624        161,691         16,838             --            462        192,615

1997 --
   Revenues ...........   $      --   $     29,132   $     15,365   $         --   $      1,522   $     46,019
   Long-lived assets...       2,288         84,502         17,892             --            580        105,262

Major Customers

     For the years ended December 31, 1999, 1998 and 1997, the Company had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on the Company's financial condition and results of operations until new charters are obtained.

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
Customer A...............................          15.2%       <10%      16.5%
Customer B...............................          12.8%       <10%       <10%
Customer C...............................           <10%      14.6%      13.2%
Customer D...............................           <10%       <10%      15.4%

(11)  UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the two years ended December 31, 1999, are as follows (in thousands except for per share amounts). Certain unaudited quarterly information for the year ended December 31, 1999, has been reclassified to conform with audited annual presentation.

                                                                              QUARTER
                                                     FIRST             SECOND           THIRD            FOURTH
                                                   ----------        ----------       ----------        ---------
1999
     Revenues.................................     $   21,127        $   19,622       $   18,502        $  13,007
     Operating Income (loss)..................          6,418             4,469            3,385           (1,737)
     Net Income (loss)
         Income (loss)........................          2,908             1,803              564           (3,414)
         Per share (basic)....................           0.36              0.22             0.07            (0.42)
         Per share (diluted)..................           0.35              0.22             0.07            (0.42)

1998
     Revenues.................................     $   16,046        $   22,447       $   24,334        $  23,367
     Operating Income.........................          6,524            10,216           10,521            7,768
     Net Income
         Income...............................          3,467             5,330            8,199            3,793
         Per share (basic)....................           0.43              0.67             1.01             0.47
         Per share (diluted)..................           0.42              0.65             0.99             0.46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(1)

ITEM 11. EXECUTIVE OFFICER COMPENSATION(1)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(1)

(1)The information required by ITEMS 10, 11, 12 and 13 will be included in the Company's definitive proxy statements to be filed with the Securities and Exchange Commission within 120 days of the close of its fiscal year and is hereby incorporated by reference herein.

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


    (3) EXHIBITS

                                                                                INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                     FOLLOWING DOCUMENTS
------------    ----------------------------------------------------------    -----------------------------------------
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

        4.2     Specimen Certificate for the Company's Common Stock,          Form S-1, Registration No. 333-31139
                $0.01 par value...........................................    July 11, 1997

        4.3     Indenture dated June 8, 1998, among the Company as Issuer
                and State Street Bank and Trust Company as Trustee
                including a form of the Company's 8.75% Senior Notes
                due 2008..................................................    Form S-4, Registration No. 333-59415

        4.4     Registration  Rights Agreement dated as of June 8, 1998
                among the Company, Lehman Brothers, Chase Securities,
                Inc., Jefferies & Company, Inc. and the
                Robinson-Humphrey Company.................................    Form S-4, Registration No. 333-59415

                                                                                INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                      FOLLOWING DOCUMENTS
------------    --------------------------------------------------------      --------------------------------------------
       10.1     GulfMark International, Inc. 1987 Stock Option Plan*......    Form.S-4,.Registration No. 333-24141

       10.2     Amendment to the GulfMark International, Inc. 1987
                Stock Option Plan*........................................    Form S-1, Registration No. 333-31139
                                                                              July 11, 1997

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

      10.10     Form of Stock Option Agreement (GulfMark International,
                Inc. Amended and Restated 1993 Non-Employee Director          Form S-1, Registration No. 333-31139
                Stock Option Plan)*.......................................    July 11, 1997

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

      10.13     GulfMark Offshore, Inc. Instrument of Assumption and
                Adjustment (GulfMark  International Inc. Director Stock       Form S-1, Registration No. 333-31139
                Option Agreements)*                                           July 11, 1997

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

      10.16     GulfMark Offshore, Inc. 1997 Incentive Equity Plan*.......    Form 10_K, March 25, 1999

      10.17     Form of Incentive Stock Option Agreement (GulfMark
                Offshore, Inc. 1997 Incentive Equity Plan *...............    Form 10_K, March 25, 1999

                                                                                  INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                        FOLLOWING DOCUMENTS
------------    --------------------------------------------------------      --------------------------------------------
      10.18     Tax Allocation and Indemnification Agreement dated
                April 30, 1997 made by and among GulfMark International,
                Inc., GulfMark Offshore, Inc. and Energy                      Form S-1, Registration No. 333-31139
                Ventures, Inc.............................................    July 11, 1997

      10.19     Multicurrency Revolving Loan  Agreement dated June 8,
                1998 among the Company, Christiania og Creditkasse ASA,
                The Chase Manhattan Bank, London Branch and others named
                therein ..................................................    Form 10-Q, August 12, 1998

      10.20     Employment Agreement dated July 6, 1999, made by and
                between GM Offshore, Inc. and Edward A. Guthrie, Jr * ....    Form 10-Q, August 13, 1999

      10.21     Employment Agreement dated July 1, 1999, made by and
                between GM Offshore, Inc. and John E. Leech * ............    Form 10-Q, November 9, 1999

       21.1     Subsidiaries of GulfMark Offshore, Inc....................    Filed herewith

       23.1     Consent of Arthur Andersen LLP............................    Filed herewith

       27.1     Financial Data Schedule...................................    Filed herewith


*This contract is a management contract or compensatory plan.

(b)      REPORTS ON FORM 8-K

         On November 8, 1999, the Company filed a report on Form 8-K announcing the release of its results of operations for the quarter ended September 30, 1999.

         On December 20, 1999 the Company filed a report on Form 8-K announcing the acquisition of the Highland Pioneer and new contracts.

         On March 8, 2000, the Company filed a report on Form 8-K announcing the release of its results of operations for the quarter and year ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                               GULFMARK OFFSHORE, INC.
                                                    (Registrant)





                                  By:         /s/ BRUCE A. STREETER
                                     -------------------------------------------
                                                  Bruce A. Streeter
                                                President and Director
                                            (Principal Executive Officer)

Date:    March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   /s/ BRUCE A. STREETER                        President and Director               March 24, 2000
----------------------------------------      (Principal Executive Officer)
       Bruce A. Streeter


   /s/ EDWARD A. GUTHRIE, JR.               Executive Vice President, Finance        March 24, 2000
----------------------------------------       (Principal Financial Officer)
       Edward A. Guthrie, Jr.


   /s/ KEVIN D. MITCHELL                               Controller                    March 24, 2000
----------------------------------------     (Principal Accounting Officer)
       Kevin D. Mitchell


   /s/ DAVID J. BUTTERS                                Director                      March 24, 2000
----------------------------------------
       David J. Butters


   /s/ NORMAN G. COHEN                                 Director                      March 24, 2000
----------------------------------------
       Norman G. Cohen


   /s/ MARSHALL A. CROWE                               Director                      March 24, 2000
----------------------------------------
       Marshall A. Crowe


   /s/ LOUIS S. GIMBEL, 3RD                            Director                      March 24, 2000
----------------------------------------
       Louis S. Gimbel, 3rd


   /s/ ROBERT B. MILLARD                               Director                      March 24, 2000
----------------------------------------
       Robert B. Millard

                                INDEX TO EXHIBITS


             EXHIBIT
             NUMBER                          DESCRIPTION
             -------    ------------------------------------------------------
               21.1     Subsidiaries of GulfMark Offshore, Inc.


               23.1     Consent of Independent Public Accountants


               27.1     Financial Data Schedule