Form 10-Q
period 2000-03-31
GULFMARK OFFSHORE INC
filed 2000-05-15
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

                            OR

//     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES /X/    No //

Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 15, 2000: 8,161,399.

           (Exhibit Index Located on Page 18)

                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. Certain information relating to the Company's organization and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this form 10-Q pursuant to such rules and regulations. However, the company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,     December 31,
                                                                          2000             1999
                                                                     -----------      ------------
                                                                      (Unaudited)      (Audited)
                                  ASSETS                                     (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    $   29,193       $    28,650
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .        16,953            19,639
  Prepaids and other . . . . . . . . . . . . . . . . . . . . . . .         1,881             1,365
                                                                        --------          --------
     Total current assets. . . . . . . . . . . . . . . . . . . . .        48,027            49,654

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $42,283,000 (unaudited) in 2000 and $40,087,000 in 1999. . . .       190,999           195,358

INVESTMENT IN UNCONSOLIDATED VENTURE . . . . . . . . . . . . . . .           552               566
GOODWILL, NET. . . . . . . . . . . . . . . . . . . . . . . . . . .        17,137            18,062
OTHER ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . .         7,473             6,942
                                                                        --------          --------
                                                                      $  264,188       $   270,582
                                                                        ========          ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current portion of long-term debt  . .    $       53       $        55
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         6,962             8,638
  Accrued personnel costs. . . . . . . . . . . . . . . . . . . . .           935             1,185
  Accrued interest expense . . . . . . . . . . . . . . . . . . . .         3,790               947
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . .         2,972             3,057
                                                                        --------          --------
     Total current liabilities . . . . . . . . . . . . . . . . . .        14,712            13,882
                                                                        --------          --------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .       130,122           130,128

DEFERRED TAXES AND OTHER . . . . . . . . . . . . . . . . . . . . .        21,569            21,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued. . . . . . . . . . . . . . . . . . . . . . . . .            --                --
 Common stock, $.01 par value; 15,000,000 shares authorized
    8,161,399, and 8,136,830 shares issued and outstanding . . . .            82                81
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .        62,987            62,913
  Retained earnings . . . . . . . .. . . . . . . . . . . . . . . .        46,769            48,921
  Cumulative translation adjustment. . . . . . . . . . . . . . . .       (12,053)           (7,237)
                                                                        --------          --------
    Total stockholders' equity . . . . . . . . . . . . . . . . . .        97,785           104,678
                                                                        --------          --------
                                                                      $  264,188       $   270,582
                                                                        ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                              Three Months Ended
                                                                           March 31
                                                                     -------------------
2000 1999
                                                                   ------         ------

                                                          (In thousands, except per share amounts)
REVENUES . . . . . . . . . . . . . . . . . . . . . . .            $14,413       $ 21,127
COSTS AND EXPENSES:
   Direct operating expenses . . . . . . . . . . . . .              7,971          8,191
   Bareboat charter expense. . . . . . . . . . . . . .              1,756          1,755
   General and administrative expenses . . . . . . . .              1,607          1,643
   Depreciation and amortization . . . . . . . . . . .              3,093          3,120
                                                                   ------         ------
                                                                   14,427         14,709
                                                                   ------         ------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . . .                (14)         6,418

OTHER INCOME (EXPENSES):
  Interest expense . . . . . . . . . . . . . . . . . .             (3,140)        (2,751)
  Interest income  . . . . . . . . . . . . . . . . . .                326            579
  Loss from unconsolidated venture . . . . . . . . . .               (359)            --
  Other............. . . . . . . . . . . . . . . . . .                 69           (108)
                                                                   ------         ------
                                                                   (3,104)        (2,280)
                                                                   ------         ------
Income (Loss) before taxes . . . . . . . . . . . . . .             (3,118)         4,138
INCOME TAX (PROVISION) BENEFIT . . . . . . . . . . . .                966         (1,230)
                                                                   ------         ------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .            $(2,152)      $  2,908
                                                                   ======         ======
BASIC EARNINGS PER SHARE:
 Net Income (Loss) . . . . . . . . . . . . . . . . . .            $ (0.26)      $   0.36
                                                                   ------         ------

WEIGHTED AVERAGE SHARE OUTSTANDING (BASIC) . . . . . .              8,140       $  8,123
                                                                   ======         ======

DILUTED EARNINGS PER SHARE:
  Net Income (Loss). . . . . . . . . . . . . . . . . .            $ (0.26)      $   0.35
                                                                   ------         ------

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED). . . . .              8,140          8,251
                                                                   ======         ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                                                             Three Months Ended
                                                                                  March 31
                                                                             -------------------
                                                                              2000          1999
                                                                             -------------------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)......................................................    $(2,152)     $  2,908

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization..........................................      3,093         3,120
  Deferred and other income tax provision................................       (956)        1,162

  Change in operating assets and liabilities:
    Accounts receivable..................................................      2,472          (497)
    Prepaids and other...................................................       (530)         (153)
    Accounts payable.....................................................     (1,195)       (1,982)
    Other accrued liabilities............................................      2,223         2,531
  Other, net.............................................................        433          (385)
                                                                             --------     --------
    Net cash provided by operating activities............................      3,388         6,704
                                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.....................................     (1,383)       (6,243)
  Expenditures for drydocking and main engine overhaul...................     (1,332)         (896)
                                                                             --------     --------
    Net cash used in investing activities................................     (2,715)       (7,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt.....................................................        (15)           (9)
  Proceeds form issuance of common stock.................................         75            --
                                                                             --------     --------
    Net cash provided by (used in) financing activities..................         60           (9)


Effect of exchange rate changes on cash..................................        (190)        (111)
                                                                             --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................         543         (555)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.....................      28,650       32,007
                                                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...........................    $ 29,193     $ 31,452
                                                                             ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized...............................    $     12     $   (226)
                                                                             ========     ========
Income taxes paid........................................................    $     10     $     26
                                                                             ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                               5

            GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


(1) GENERAL

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc and its majority owned subsidiaries
("GulfMark" or the "Company"). Investments in unconsolidated subsidiaries are accounted for on the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated.

     The Company operates offshore support vessels, principally in the North Sea, Southeast Asia and Brazil. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended March 31, 2000, all options are excluded as their effect is anti-dilutive. The details of the EPS calculations for the three months ended March 31, 1999 are as follows (in thousands except per share data):


                                                        Three Months Ended
                                                          March 31, 1999
                                                  -----------------------------
                                                                      Per Share
                                                  Income    Shares    Amount
                                                  --------  --------  ---------
Net Income Per Share, Basic...................    $  2,908     8,123  $    0.36
                                                                      =========
Dilutive effect of common stock options.......          --       128
                                                  --------  --------
Net Income per share, diluted.................    $  2,908     8,251  $    0.35
                                                  ========  ========  =========

(3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 was to be effective beginning in 2000; however, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date" which delayed the effective date to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

(4) COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three months ended March 31, 2000 and 1999 are as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                               2000        1999
                                                            ----------  ----------
Net Income (Loss)......................................     $  (2,152)  $   2,908
Foreign currency translation adjustments,
  net of tax of $2,064 for 2000
  and $1,896 for 1999, respectively....................        (4,816)     (4,425)
                                                            ----------  ----------
Comprehensive Loss.....................................     $  (6,968)  $  (1,517)
                                                            ==========  ==========

The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5) VESSEL ACQUISITIONS

     The Company entered into an agreement with Bender Shipbuilding & Repair, Inc. of Mobile, Alabama for the construction of two 217' offshore support vessels. The first vessel was delivered in August 1999 and the second vessel was delivered in September 1999. The specifications of these vessels were developed jointly between the Company and the shipyard for use in international applications.

     Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 1999, $0.3 million was capitalized in connection with the construction of these two vessels.

(6) OPERATING SEGMENT INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of three vessels operating in Brazil and one in West Africa, the balance of the Company's operations are conducted in Southeast Asia. The Company's fleet has grown in size and capability from an original 11 vessels acquired in late 1990 to its present level of 50 vessels through strategic acquisitions and new construction of technologically advanced vessels, which have partially been offset by dispositions of certain older, less profitable vessels. Thirty vessels in GulfMark's fleet are owned, four are bareboat chartered and sixteen are managed.

     The Company's results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates.

     Industry conditions in the North Sea and Southeast Asia markets continued to show weakness during the early part of the first quarter of 2000 as a result of an oversupply of vessels and the delayed rebound in upstream activities of oil companies. The oversupply has been caused by a combination of factors, including (1) a reduction in the exploration and development activities reflecting earlier commodity price decreases and the consolidations among certain major oil companies; (2) delays in the delivery of several newbuild drilling rigs; and (3) the 1998 and 1999 deliveries of newly constructed vessels in anticipation of the expanded deepwater drilling rig fleet. As the first quarter was concluding, there were signs of strengthening in the North Sea as several rig operators initiated new tenders for vessels and the seasonal construction period began. This combined with several North Sea vessels mobilizing to other parts of the world has led to an increase in both utilization and rates for that region.

     The Southeast Asia market has also encountered reductions in activity similar to the North Sea due to economic conditions in the area and lower commodity prices. The region has experienced some sporadic activity which has resulted in periods with improved rates and utilization; however, thus far there has not been any sustained upward momentum in the region.

     The Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of managed vessels are not included in the Company's operating results, however, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods shown in the table that follows.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the three months ended March 31, 2000, five vessels were required to be drydocked at an aggregate cost of $1.3 million, compared to the three months ended March 31, 1999, when three vessels were drydocked at an aggregate cost of $0.9 million.

Results of Operations

     The table below sets forth, by region, the average day and utilization rates for the Company's vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of the Company's revenues and operating profit. The information that follows is used by the Company's management to evaluate the performance of the business.

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    2000         1999
                                                 ----------  ----------
Rates Per Day Worked (a)(b):
  North Sea Based Fleet (c)                      $   7,608  $   10,758
  Southeast Asia Based Fleet                         3,861       4,879
  Brazil Based Fleet                                 8,066       9,390

Overall Utilization (a)(b):
  North Sea Based Fleet (percent)                     78.4        95.1
  Southeast Asia Based Fleet(percent)                 53.8        63.6
  Brazil Based Fleet (percent)                        83.7        98.9

Average Owned/Chartered Vessels (a)(d)
  North Sea Based Fleet                               19.0        18.0
  Southeast Asia Based Fleet                          12.0        11.0
  Brazil Based Fleet                                   3.0         2.0
                                                 ---------   ---------
Total                                                 34.0        31.0
                                                 =========   =========

----------------------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea based fleet are primarily earned in Sterling (GBP) and have been converted to U.S. Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.608 and GBP=$1.625 for the quarters ended March 31, 2000 and 1999, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.


Comparison of the Three Months Ended March 31, 2000 with the Three Months Ended March 31, 1999.

     For the quarter ended March 31, 2000, the Company showed a net loss of $2.2 million $0.26 per share on revenues of $14.4 million. Net income during the same period in 1999 was $2.9 million or $0.35 per diluted share on revenues of $21.1 million.

     Revenues for the Company's North Sea based fleet decreased by $6.1 million when compared to the same quarter a year ago, while the Southeast Asia based fleet decreased by $0.8 million, partially offset by an increase in the Brazil based fleet of $0.2 million. The average North Sea day rate and utilization have declined from $10,758 and 95.1%, respectively in the first quarter of 1999 to $7,608 and 78.4% in the current year's first quarter as a direct result of an oversupply of vessels in the North Sea. Average day rates and utilization for Southeast Asia of $3,861 and 53.8% for the quarter ended March 31, 2000 were significantly lower than the $4,879 and
63.6% for the same quarter in 1999.    These rate reductions more
than offset the impact of the increase in the number of owned and chartered vessels.

     Operating income decreased $6.4 million between the quarter ended March 31, 1999 and March 31, 2000, reflecting the revenue decreases in the period offset in part by a slight decrease in operating expenses and depreciation.

     Interest expense between the two periods increased slightly as a result of $0.3 million of interest costs that were capitalized during the three months ended March 31, 1999.

     The Company's tax provision in the current quarter was impacted by the inclusion of certain foreign tax credits as well as lower statutory income tax rates in several of the Company's operating markets. The tax rate for the three months ended March 31, 2000 reflects the estimated effective tax rate for the Company for the year.

     The Company's current financial position reflects approximately $33.3 million of net working capital, including $29.2 million of cash and equivalents. Additionally, the Company has $75 million of availability under its credit facility. Cash flow from operations during the first quarter was $3.4 million. Budgeted capital expenditures for drydocking in the remaining three quarters of 2000 are expected to be less than $2.0 million.

Liquidity and Capital Resources

     The Company's ongoing liquidity requirements are generally associated with its need to service debt, fund working capital, acquire or improve equipment and make other investments. Since its inception, the Company has been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities. In June 1998, the Company sold $130 million of 8.75% Senior Notes due June 1, 2008 (the "Senior Notes Offering") and used the proceeds of the Senior Notes Offering to repay substantially all of the outstanding indebtedness of the Company under various bank credit facilities which were secured by mortgages on many of the Company's vessels.

     The Company has also entered into a $75 million credit facility (the "Credit Facility") with three banks. The Credit Facility requires the Company, on a consolidated basis, to not exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. The Company was in compliance with all of the covenants of this agreement except for the interest coverage ratio which was not met as a result of operations for the fourth quarter of 1999 and the first quarter of 2000. The Company has received a waiver of this requirement for the period ended March 31, 2000. There can be no assurance that the Company will meet the interest coverage requirement in future periods as compliance is dependent on the results of operations, nor can there be any assurance that future waivers will be granted under the agreement.

     At March 31, 2000, the Company had total outstanding debt of $130.2 million. Scheduled interest payments are expected to total approximately $11.4 million for the remaining three quarters of 2000.

     Net cash provided by operating activities was $3.4 million for the three month period ended March 31, 2000 as compared to $6.7 million for the same period in 1999.

     Net cash used in investing activities was $2.7 million and $7.1 million for the three months ended March 31, 2000 and 1999, respectively. The 1999 period includes progress payments for the construction of two vessels which were delivered in August and September of 1999, while the 2000 period includes conversion costs for the Highland Sprite. In the three month period ended March 31, 2000, the Company drydocked five vessels compared to 3 vessel drydockings in the same prior year period.

     During the period ended March 31, 2000, no financing transactions were completed and only nominal principal repayments were required. Net cash provided by financing activities for the period ended March 31, 2000 was $0.1 million.

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

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are international; therefore it is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in Norwegian Kroner. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 2000, currency fluctuations in Norwegian Kroner did not have a material impact on the results of the Company's operations. For the quarter ended March 31, 2000, the average Norwegian Kroner/U.S. Dollar exchange rate was 1 USD = 8.2 Norwegian Kroner. In the first quarter of 2000, the Sterling/U.S. Dollar exchange rate ranged from a high of GBP - $1.655 to a low of GBP = $1.569 with an average rate of GBP = $1.608. The average exchange rate in the comparable 1999 period was GBP = $1.624. As of March 31, 2000, the Sterling/U.S. Dollar exchange rate was GBP = $1.591. The Company's North Sea based fleet generated $10.4 million in revenues and $0.2 million in operating income for the three months ended March 31, 2000.

     In areas where currency risks are potentially high, the Company normally accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. Dollars.

     Reflected in the accompanying balance sheet as of March 31, 2000, is a $12.1 million cumulative translation adjustment primarily relating to the lower Sterling and Norwegian Kroner exchange rates as of March 31, 2000 in comparison to the exchange rate when the Company invested capital in these subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between the Company and its foreign subsidiaries.

     With the completion of the Senior Notes Offering in June 1998, the Company's debt is predominantly denominated in U.S. Dollars, while a substantial portion of the Company's revenue is generated in Sterling. The Company has carefully evaluated these conditions and determined that it is in the best interest of the Company not to use any financial instruments to hedge this exposure under present conditions. The Company's decision is based on a number of factors, including, among others, (i) the cost of using such instruments in relation to the risks of currency fluctuations, (ii) the propensity for adjustments in Sterling denominated vessel day rates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. Dollars, (iii) the Company's strong cash position substantially held in U.S. Dollars, (iv) the level of U.S. Dollar denominated borrowings available to the Company, and (v) the conditions in the Company's U.S. Dollar generating regional markets. One or more of these factors may change and the Company, in response, may choose to use financial instruments to hedge risks of currency fluctuations.

     The Company will, from time to time, hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on the Company's financial results. As of March 31, 2000, the Company had no foreign currency contracts outstanding.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

Forward-Looking Statements

     This form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, markets conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and gas industry, oil and gas prices, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risk relating to leverage, risk of foreign operations assumptions concerning competition, risk of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct, or that the strategy based on such analysis will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company's financial instruments that are potentially sensitive to changes in interests rates include the notes sold in the Senior Notes Offering. As of March 31, 2000, the fair value of these notes, based on quoted market prices, was approximately $117.3 million compared to a carrying amount of $129.6 million.

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

PART II
                          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         *27.1 - Financial Data Schedule

*Filed herewith.

         (b) Reports on Form 8-K.

             On March 8, 2000, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended December 31, 1999.

              On April 14, 2000, the Company filed a report on Form 8-K announcing appointment of Ernst & Young LLP as the Company's auditors.

             On May 10, 2000, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended March 31, 2000.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GulfMark Offshore, Inc.
                                              (Registrant)


                                    By:  /s/  Edward A. Guthrie
                                        -------------------------
                                        Edward A. Guthrie
                                        Executive Vice President and
                                        Chief Financial Officer

Date: May 15, 2000

                         EXHIBIT INDEX

Exhibit No.

*27.1 - Financial Data Schedule

*Filed herewith.