Form 10-Q
period 2000-06-30
GULFMARK OFFSHORE INC
filed 2000-08-11
CIK 1030749

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                        FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 11, 2000: 8,161,399.

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,     December 31,
                                                                                 2000           1999
                                                                              ---------       -------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................    $ 20,162      $ 28,650
  Accounts receivable, net................................................      22,941        19,639
  Prepaids and other......................................................       2,630         1,365
                                                                              --------       -------
    Total current assets..................................................      45,733        49,654

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $43,590,000(unaudited) in 2000 and $40,087,000 in 1999................     183,330       195,358

INVESTMENT IN UNCONSOLIDATED VENTURE......................................         484           566
GOODWILL, NET.............................................................      16,746        18,062
OTHER ASSETS..............................................................       7,322         6,942
                                                                              --------      --------
                                                                              $253,615      $270,582
                                                                              ========      ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............    $     49      $     55
  Accounts payable........................................................       5,756         8,638
  Accrued personnel costs.................................................         966         1,185
  Accrued interest expense................................................         947           947
  Other accrued liabilities...............................................       2,726         3,057
                                                                              --------      --------
    Total current liabilities.............................................      10,444        13,882
                                                                              --------      --------
LONG-TERM DEBT............................................................     130,101       130,128

DEFERRED TAXES AND OTHER..................................................      21,547        21,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --            --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,161,399 and 8,136,830 shares issued and outstanding, respectively...          82            81
  Additional paid-in capital..............................................      62,988        62,913
  Retained earnings.......................................................      48,182        48,921
  Cumulative translation adjustment.......................................     (19,729)       (7,237)
                                                                              --------      --------
    Total stockholders' equity............................................      91,523       104,678
                                                                              --------      --------
                                                                              $253,615      $270,582
                                                                              ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   3

              GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         ----------------------    -------------------
                                                            2000      1999          2000        1999
                                                          -------   -------        -------    -------
                                                          (In thousands, except per share amounts)
REVENUES...............................................  $ 20,039  $ 19,622       $ 34,452  $ 40,749
COSTS AND EXPENSES:
  Direct operating expenses............................     8,653     8,690         16,624    16,881
  Bareboat charter expense.............................     1,675     1,764          3,431     3,519
  General and administrative expenses..................     1,503     1,470          3,110     3,113
  Depreciation and amortization........................     3,391     3,229          6,484     6,349
                                                         --------   -------        -------   -------
                                                           15,222    15,153         29,649    29,862
                                                         --------   -------        -------   -------
OPERATING INCOME.......................................     4,817     4,469          4,803    10,887

OTHER INCOME (EXPENSE):
  Interest expense.....................................    (3,116)   (2,695)        (6,256)   (5,446)
  Interest income......................................       315       409            641       988
  Loss from unconsolidated venture.....................      (152)      (36)          (511)      (36)
  Other................................................        78       186            147        78
                                                         --------   -------        -------   -------
                                                           (2,875)   (2,136)        (5,979)   (4,416)
                                                         --------   -------        -------   -------
Income (loss) before taxes.............................     1,942     2,333         (1,176)    6,471
INCOME TAX PROVISION...................................      (529)     (530)           437    (1,760)
                                                         --------   -------        -------   -------
NET INCOME (LOSS)......................................  $  1,413   $ 1,803        $  (739)  $ 4,711
                                                         ========   =======        =======   =======
BASIC EARNINGS PER SHARE:
 Net Income (Loss).....................................  $   0.17   $  0.22        $ (0.09)  $  0.58
                                                         ========   =======        =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............     8,161     8,129          8,150     8,126
                                                         ========   =======        =======   =======
DILUTED EARNINGS PER SHARE:
 Net Income (Loss).....................................  $   0.17   $  0.22        $ (0.09)  $  0.57
                                                         ========   =======        =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)..........     8,317     8,268          8,150     8,260
                                                         ========   =======        =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                4

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $   (739)     $  4,711

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................................       6,484         6,349
  Deferred and other income tax provision..................................        (437)        1,670

  Change in operating assets and liabilities:
      Accounts receivable..................................................      (4,501)          922
      Prepaids and other...................................................      (1,724)          125
      Accounts payable.....................................................      (1,895)       (1,085)
      Other accrued liabilities............................................        (772)         (135)
  Other, net...............................................................          20          (254)
                                                                               --------      --------
      Net cash provided by (used in) operating activities..................      (3,564)       12,303
                                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................      (2,188)       (7,216)
  Expenditures for drydocking and main engine overhaul.....................      (2,018)       (1,277)
                                                                               --------      --------
      Net cash used in investing activities................................      (4,206)       (8,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options........................................          75            31
  Repayments of debt.......................................................         (21)          (19)
                                                                               --------      --------
     Net cash provided by financing activities.............................          54            12

Effect of exchange rate changes on cash....................................        (772)         (206)
                                                                               --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................      (8,488)       (3,616)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      28,650        32,007
                                                                               --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 20,162      $ 35,623
                                                                               ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $  5,729      $  4,976
                                                                               ========      ========
Income taxes paid..........................................................    $     31      $     59
                                                                               ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   5

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1) GENERAL

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc and its majority owned subsidiaries
("GulfMark" or the "Company"). Investments in unconsolidated subsidiaries are accounted for using the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated.

     The Company operates offshore support vessels, principally in the North Sea, Southeast Asia and Brazil. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the six months ended June 30, 2000, all options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three and six months ended June 30, 2000 and 1999 are as follows (in thousands except per share data):

                                                  Three Months Ended              Six Months Ended
June 30, 2000                  June 30, 2000
                                               -------------------------     -------------------------
                                                               Per Share                     Per Share
                                               Income  Shares    Amount      Loss    Shares    Amount
                                               ------  ------  ---------     ------- ------  ---------
Net income (loss) per share, basic...........  $1,413  8,161   $    0.17     $ (739) 8,150   $   (0.09)
                                                               =========                     =========
Dilutive effect of common stock options......            156                            --
                                               ------  -----                 ------  -----
Net income (loss) per share, diluted.........  $1,413  8,317   $    0.17     $ (739) 8,150   $   (0.09)
                                               ======  =====   =========     ======  =====   =========


                                                  Three Months Ended              Six Months Ended
June 30, 1999                  June 30, 1999
                                               -------------------------     -------------------------
                                                               Per Share                     Per Share
                                               Income  Shares    Amount      Income  Shares    Amount
                                               ------  ------  ---------     ------- ------  ---------
Net income per share, basic..................  $1,803  8,129  $    0.22     $4,711   8,126  $    0.58
                                                               =========                     =========
Dilutive effect of common stock options......            139                    --     134
                                               ------  -----                ------  ------
Net income per share, diluted................  $1,803  8,268  $    0.22     $4,711   8,260  $    0.57
                                               ======  =====  =========     ======= ======  =========


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

(4)  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                   Three Months Ended          Six Months Ended
(In thousands)                                         June 30,                    June 30,
                                                   -----------------           ------------------
                                                    2000       1999             2000        1999
                                                   ------     ------           ------      ------
Net income (loss)................................. $ 1,413    $ 1,803          $   (739)   $ 4,711
Foreign currency translation adjustments,
  net of tax of $5,354 and $3,290 for 2000
  and $1,224 and $3,120 for 1999, respectively....  (7,676)    (2,856)          (12,492)    (7,281)
                                                   -------    -------          --------    -------
Comprehensive loss................................ $(6,263)   $(1,053)         $(13,231)   $(2,570)
                                                   =======    =======          ========    =======

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

     Interest is capitalized in connection with the construction of vessels. During the three and six months ended June 30, 1999, $0.4 million and $0.7 million was capitalized, respectively.

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

(7)  SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, the Company completed the sale of its 1982 built North Sea vessel, the Highland Fortress. Total proceeds for the sale were approximately $8.5 million resulting in a pre-tax gain of approximately $3.6 million. Additionally, the Company contracted with the Norwegian shipyard, Aker Brattvaag, to build a lengthened UT755 similar to the 1998 built vessel, the Highland Rover. The total cost of the vessel is expected to be less than $15 million with delivery during the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company provides marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. The Company's vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of its operations are conducted in the North Sea and, with the exception of three vessels operating in Brazil and one vessel in West Africa, the balance is conducted in Southeast Asia. The Company's fleet has grown in size and capability from eleven vessels originally acquired in late 1990 to its present level of fifty vessels through strategic acquisitions and new construction of technologically advanced vessels. Thirty vessels in GulfMark's fleet are owned, four are bareboat chartered and sixteen are managed.

     The Company's results of operations are affected primarily by dayrates, fleet utilization and the number and type of vessels in its fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and dayrates.

     The Company's results of operations during the quarter ended June 30, 2000 reflect improvements in both dayrates and utilization, as demand for the Company's vessel increased in the Company's primary operating regions. Increased drilling and construction activity in the North Sea has resulted in the highest dayrates earned by the Company during the year. Currently, the North Sea based fleet is experiencing high rates of utilization as the demand for vessels has increased to meet the expanded drilling and construction activity.

     Towards the latter part of the quarter ended June 30, 2000, the Company's fleet based in Southeast Asia began to see an increase in drilling activity, which has in turn stimulated higher levels of bid activity in support of pending projects. This trend has led to an increased level of utilization and minor improvement in the rates for the region.

     The Company bareboat charters vessels with revenues and operating expenses reported in the same income/expense categories as the Company's owned vessels. The chartered vessels, however, incur bareboat charter expense instead of depreciation. Bareboat charter expense is, generally, higher than the depreciation expense on owned vessels of similar age and specification. The operating income realized from these vessels is therefore adversely affected by the higher costs associated with the bareboat charter fees. These vessels are included in calculating fleet dayrates and utilization in the applicable periods.

     In addition, the Company provides management services to other vessel owners for a fee. Charter revenues and vessel expenses of such vessels are not included in the Company's operating results; however, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

     The Company's operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Generally, fluctuations in vessel utilization have no effect on fixed cost, but rather, affect only that portion of the Company's direct operating costs that are incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in dayrates and utilization.

     In addition to these variable costs, the Company incurs fixed charges related to the depreciation of its fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for its vessels with various international classification. Maintenance and repair expenses and marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over the period between such drydockings, typically two to three years.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the six months ended June 30, 2000, seven vessels were required to be drydocked. Total expenditures for drydocking made during the quarter ended June 30, 2000 were $0.7 million compared to $0.3 million during the three months ended June 30, 1999.

Results of Operations

     The table below sets forth, by region, the average dayrate and utilization rates for the Company's vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of the Company's revenues and operating profit. The information that follows is utilized by the Company's management to evaluate the performance of the business.

                                               Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                             ------------------------       ----------------------
                                               2000             1999           2000          1999
                                             -------          -------        -------       -------
Rates Per Day Worked (a)(b):
 North Sea Capable Fleet (c)                 $ 9,507          $10,139        $ 8,638       $10,449
 Southeast Asia Based Fleet                    3,870            4,799          3,866         4,841
 Brazil Based Fleet                            8,600            8,033          7,869         8,740

Overall Utilization(a)(b):
 North Sea Capable Fleet (percent)              92.8%            93.7%          85.6%         94.4%
 Southeast Asia Based Fleet (percent)           62.7%            58.0%          58.2%         60.8%
 Brazil Based Fleet (percent)                   97.1%            89.9%          95.9%         94.3%

Average Owned/Chartered Vessels(a)(d)
 North Sea Capable Fleet                        19.0             18.0           19.0          18.0
 Southeast Asia Based Fleet                     12.0             11.0           12.0          11.0
 Brazil Based Fleet                              3.0              2.0            3.0           2.0
                                             -------          -------        -------       -------
 Total                                          34.0             31.0           34.0          31.0
                                             =======          =======        =======       =======

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea capable fleet are primarily earned in Sterling (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.5543 and GBP=$1.6069 for the quarters ended June 30, 2000 and 1999, respectively. The average rates were GBP=$1.5710 and GBP=$1.6202 for the six months ended June 30, 2000
     1999, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2000 with the Three
Months Ended June 30, 1999.

     Net earnings for the quarter ended June 30, 2000 were $1.4 million or $0.17 per diluted share on revenues of $20.0 million. Net earnings for the comparable 1999 quarter were $1.8 million or $0.22 per diluted share on revenues of $19.6 million.

     Revenues for the Company's North Sea and Southeast Asia based fleets decreased slightly ($0.4 million and $0.1 million, respectively) when compared to the same quarter a year ago. These decreases were offset by an increase in the Brazil based fleet of $0.9 million. Each region reflected the impact of an additional vessel over the prior year period; the Highland Pioneer in the North Sea, the Highland Guide in Southeast Asia and the Highland Scout in Brazil. The average North Sea dayrate and utilization have declined from $10,139 and 93.7%, respectively in the second quarter of 1999 to $9,507 and 92.8% in 2000. Average dayrates for Southeast Asia were $3,870 and $4,799 for the quarters ending June 30, 2000 and 1999, respectively, while utilization rates increased slightly from 58.0% to 62.7% in the current quarter. The Company's Brazilian fleet reflected improvements in both dayrate and utilization primarily due to changes in the vessel mix with the addition of the new vessel.

     Operating expenses remained constant between the two periods resulting in the net increases in revenues being reflected in higher operating income. During the quarter ended June 30, 1999, the Company capitalized approximately $0.4 million in interest costs related to the construction of two vessels. With the completion of these vessels in 1999, no interest was capitalized during 2000.

Comparison of the Six Months Ended June 30, 2000 with the Six Months Ended June 30, 1999.

     Revenues for the six months ended June 30, 2000 were $34.5 million compared to $40.7 million in the same period in 1999. Net income decreased $5.5 million to a loss of $0.7 million ($0.09 per diluted share) in 2000 from net income of $4.7 million ($0.57 per diluted share) in 1999. Increases in the fleet size in all regions partially offset the reductions in dayrate and utilization experienced in the North Sea and Southeast Asia.

     Overall operating income decreased from $10.9 million in the 1999 period to $4.8 million in 2000. These decreases were primarily caused by the revenue decreases discussed above, while operating expenses, including depreciation, remained fairly stable between the periods. The increased costs of operating additional vessels was partially offset by lower exchange rates in the UK and Norwegian sectors.

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

     The Company has a $75 million credit facility (the "Credit Facility") with three banks. The Credit Facility requires the Company, on a consolidated basis, to not exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. The Company was in compliance with all of the covenants of this agreement except for the interest coverage ratio which was not met as a result of operations for the fourth quarter of 1999 and the first quarter of 2000. The Company has received a waiver of this requirement for the period ended June 30, 2000. There can be no assurance that the Company will meet the interest coverage requirement in future periods as compliance is dependent on the results of operations, nor can there be any assurance that future waivers will be granted under the agreement.

     At June 30, 2000, the Company had total long-term debt of $130.1 million. Scheduled interest repayments are expected to total $5.7 million for the remainder of 2000.

     The Company's current financial position reflects approximately $35.3 million of net working capital, including $20.2 million of cash and equivalents. The Company's cash flow from operations during the current quarter reflects the semi-annual interest payment of $5.7 million. Other timing differences affecting the cash flow from operations during the quarter include the increase in revenue late in the quarter and the related increase in the accounts receivable balances. Budgeted capital expenditures for drydocking for the remainder of 2000 are expected to be less than $1.5 million, while expenditures related to the new vessel to be built in Norway (see note 7) are expected to be approximately $3.0 million during 2000. Additionally, the Company has $75 million of availability under its credit facility.

     Net cash used by operating activities was $3.6 million for the six month period ended June 30, 2000 as compared to cash provided of $12.3 million for the same period in 1999. In addition to lower earnings in the current period, timing differences include the late increase in accounts receivable balances related to the improvement in revenue during the latter portion of the period.

     Net cash used in investing activities was $4.2 million and $8.5 million for the six months ended June 30, 2000 and 1999, respectively. The 1999 period includes progress payments for the construction of two vessels which were delivered in August and September of 1999, while the 2000 period includes conversion costs for the Highland Sprite. In the six month period ended June 30, 2000, the Company drydocked 7 vessels compared to 4 vessel drydockings in the same prior year period.

    The Company entered into a contract for the construction and delivery of a lengthened UT755 platform supply vessel subsequent to the end of the quarter. The contract cost for the completion of this vessel is expected to be less than $15.0 million, excluding capitalized interest. Delivery of the vessel is anticipated during the third quarter of 2001. The Company also has an option for the construction of an additional vessel. The Company expects to make progress payments of approximately $3.0 million during 2000 and will fund the cost of construction of the vessel with existing cash, future cash flows and the Credit Facility. On July 31, 2000, the Company finalized the sale of the Highland Fortress for total proceeds of approximately $8.5 million. This sale resulted in a pre-tax gain of $3.6 million.

   Substantially all of the Company's tax provision is for deferred taxes. The net operating loss carryforward available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

     The Company believes that its current reserves of cash and short term investments, cash flows from operations and access to credit arrangements will provide sufficient resources to finance internal operating requirements for the foreseeable future.

Currency Fluctuations and Inflation

     Substantially all of the operations of the Company are international; therefore the Company is exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in Norwegian Kroner. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended June 30, 2000, currency fluctuations in Sterling and Norwegian Kroner did not have a material impact on the results of the Company's operations. For the quarter ended June 30, 2000, the average Norwegian Kroner/U.S. Dollar exchange rate was 1 USD = 8.55 Norwegian Kroner, while the average Sterling/U.S. Dollar exchange rate was 1 GBP = $1.554. The average exchange rates in the comparable 1999 period were 1 USD = 7.81 Norwegian Kroner and 1 GBP = $1.607. The Company's North Sea based fleet generated $15.3 million in revenues and $4.3 million in operating income for the three months ended June 30, 2000.
                               1

     In areas where currency risks are potentially high, the Company normally accepts only a small percentage of charter hire in local currency, and the remainder is paid in U.S. Dollars.

     The accompanying balance sheet as of June 30, 2000, reflects a $19.7 million cumulative translation adjustment primarily relating to the lower Sterling and Norwegian Kroner exchange rates as of June 30, 2000, in comparison to the exchange rate when the Company invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between the Company and its foreign subsidiaries.

     With the completion of the Senior Notes Offering in June 1998, the Company's debt is predominantly denominated in U.S. Dollars, while a substantial portion of the Company's revenue is generated in Sterling. The Company has carefully evaluated these conditions and determined that it is in the best interest of the Company not to use any financial instruments to hedge this exposure under present conditions. The Company's decision is based on a number of factors, including, among others, (i) the cost of using such instruments in relation to the risks of currency fluctuations, (ii) the propensity for adjustments in Sterling denominated vessel dayrates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. Dollars, (iii) the Company's strong cash position substantially held in U.S. Dollars, (iv) the level of U.S. Dollar denominated borrowings available to the Company, and (v) the conditions in the Company's U.S. Dollar generating regional markets. One or more of these factors may change and the Company, in response, may choose to use financial instruments to hedge risks of currency fluctuations.

     The Company will, from time to time, hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on the Company's financial results. As of June 30, 2000, the Company had no foreign currency contracts outstanding.

     To date, general inflationary trends have not had a material effect on the operating revenues or expenses of the Company.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and gas industry, oil and gas prices, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risk relating to leverage, risk of foreign operations, assumptions concerning competition, risk of currency fluctuations and other matters. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions and demand for the Company's vessels, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its vessels is correct, or that the strategy based on such analysis will be successful. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from these anticipated, expected or projected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of June 30, 2000, the fair value of these notes, based on quoted market prices, was approximately $121.6 million compared to a carrying amount of $130.0 million.

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters of a Vote of Security Holders

     At the Company's Annual meeting of Stockholders held on May 18, 2000, the stockholders of the Company approved the election of all nominated directors as follows:


Nominee                     In Favor             Withheld
-------                     --------             -------
David J. Butters           5,486,250             9,872
Norman G. Cohen            5,486,250             9,872
Marshall A. Crowe          5,486,250             9,872
Louis S. Gimbel, 3rd       5,486,250             9,872
Robert B. Millard          5,486,250             9,872
Bruce A. Streeter          5,486,198             9,924



     In addition, the stockholders approved and adopted the Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Equity Plan. The results of the voting with respect to the matter were 5,409,199 for, 28,179 against and 58,744 abstaining.

     In addition, the stockholders ratified the selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. The results of the voting with respect to the matter were 5,494,339 for, 1,021 against and 762 abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     *10.1 - Employment Agreement dated July 1, 2000 for Bruce A.
Streeter.
     *27.1 - Financial Data Schedule.
* Filed herewith.
                                  19

(b)  Reports on Form 8-K.

     On April 14, 2000, the Company filed a report on Form 8-K announcing a change in certifying accountant.

     On May 10, 2000, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended March 31, 2000.

     On August 7, 2000, the Company filed a report on Form 8-K announcing the sale of a vessel and a construction contract for a new vessel.

     On August 8, 2000, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended June 30, 2000.



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

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Edward A. Guthrie
                                       -----------------------------
                                       Edward A. Guthrie
                                       Executive Vice President and
                                       Chief Financial Officer

Date: August 11, 2000

                             EXHIBIT INDEX

Exhibit No.


*10.1 - Employment Agreement dated July 1, 2000 for Bruce A.
Streeter.
*27.1 - Financial Data Schedule.

* Filed herewith.