Form 10-Q
period 2000-09-30
GULFMARK OFFSHORE INC
filed 2000-10-31
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 000-22853

                    GULFMARK OFFSHORE, INC.
          (Exact name of Registrant as specified in its charter)

                  DELAWARE                           76-0526032
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

          4400 POST OAK PARKWAY, SUITE 1170             77027
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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of October 31, 2000: 8,185,968.

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                 2000          1999
                                                                             ------------   ------------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $  34,834      $  28,650
  Accounts receivable, net................................................      23,987         19,639
  Prepaids and other......................................................       1,607          1,365
                                                                             ---------      ---------
    Total current assets..................................................      60,428         49,654

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $41,553,000(unaudited) in 2000 and $40,087,000 in 1999................     174,266        195,358

INVESTMENT IN UNCONSOLIDATED VENTURE......................................         641            566
GOODWILL, NET.............................................................      15,778         18,062
OTHER ASSETS..............................................................       6,335          6,942
                                                                             ---------      ---------
                                                                             $ 257,448      $ 270,582
                                                                             =========      =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $      45      $      55
  Accounts payable........................................................       6,006          8,638
  Accrued personnel costs.................................................       1,024          1,185
  Accrued interest expense................................................       3,790            947
  Other accrued liabilities...............................................       2,680          3,057
                                                                             ---------      ---------
    Total current liabilities.............................................      13,545         13,882
                                                                             ---------      ---------
LONG-TERM DEBT............................................................     130,091        130,128

DEFERRED TAXES AND OTHER..................................................      22,927         21,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,185,968 and 8,136,830 shares issued and outstanding, respectively...          82             81
  Additional paid-in capital..............................................      63,063         62,913
  Retained earnings.......................................................      53,482         48,921
  Cumulative translation adjustment.......................................     (25,742)        (7,237)
                                                                             ---------      ---------
    Total stockholders' equity............................................      90,885        104,678
                                                                             ---------      ---------
                                                                             $ 257,448      $ 270,582
                                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                          ----------------------    -------------------
                                                             2000      1999           2000       1999
                                                            ------    -------       --------   --------
                                                            (In thousands, except per share amounts)
REVENUES...............................................     $20,968   $18,502       $ 55,420  $  59,251
COSTS AND EXPENSES:
  Direct operating expenses............................       8,663     9,037         25,287     25,918
  Bareboat charter expense.............................       1,632     1,769          5,063      5,288
  General and administrative expenses..................       1,573     1,343          4,683      4,456
  Depreciation and amortization........................       3,112     3,077          9,596      9,426
                                                            -------   -------       --------   --------
                                                             14,980    15,226         44,629     45,088
                                                            -------   -------       --------   --------
OPERATING INCOME.......................................       5,988     3,276         10,791     14,163

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (2,952)   (2,807)        (9,208)    (8,253)
  Interest income......................................         348       429            989      1,417
  Income (loss) from unconsolidated venture............         217      (329)          (294)      (365)
  Gain on sale of assets...............................       3,601        --          3,601         --
  Other................................................         253       112            399        190
                                                            -------   -------       --------   --------
                                                              1,467    (2,595)       (4,513)     (7,011)
                                                            -------   -------       --------   --------
Income before taxes....................................       7,455       681          6,278      7,152
INCOME TAX PROVISION...................................      (2,154)     (117)        (1,717)    (1,877)
                                                            -------   -------       --------   --------
NET INCOME.............................................     $ 5,301   $   564       $  4,561   $  5,275
                                                            =======   =======       ========   ========
BASIC EARNINGS PER SHARE:
 Net Income ...........................................     $  0.65   $  0.07       $   0.56   $   0.65
                                                            =======   =======       ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............       8,164     8,129          8,155      8,127
                                                            =======   =======       ========   ========

DILUTED EARNINGS PER SHARE:
  Net Income  .........................................     $  0.63   $  0.07       $   0.55   $   0.64
                                                            =======   =======       ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).........        8,342     8,302          8,315      8,274
                                                            =======   =======       ========   ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $  4,561      $  5,274

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................................       9,596         9,426
  Amortization of deferred financing costs.................................         422           710
  Deferred and other income tax provision..................................       1,620         1,754
  Gain on sale of equipment................................................      (3,601)           --

  Change in operating assets and liabilities:
      Accounts receivable..................................................      (6,047)        2,181
      Prepaids and other...................................................        (324)         (922)
      Accounts payable.....................................................      (1,408)          402
      Other accrued liabilities............................................       2,119         2,571
  Other, net...............................................................        (110)         (880)
                                                                                -------       -------
      Net cash provided by operating activities............................       6,828        20,516
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................      (5,244)      (11,123)
  Expenditures for drydocking and main engine overhaul.....................      (2,064)       (2,109)
  Proceeds from disposition of equipment...................................       8,450            --
                                                                                -------       -------
      Net cash provided by (used in) investing activities..................       1,142       (13,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options........................................         152            40
  Repayments of debt.......................................................         (31)          (31)
                                                                                -------       -------
     Net cash provided by financing activities.............................         121             9

Effect of exchange rate changes on cash....................................      (1,907)            3
                                                                                -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................       6,184         7,296

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      28,650        32,007
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 34,834      $ 39,303
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $  5,738      $  4,705
                                                                                =======       =======
Income taxes paid..........................................................    $     97      $    123
                                                                                =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1) GENERAL

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc, and its majority owned subsidiaries
("GulfMark" or the "Company"). Investments in unconsolidated subsidiaries are accounted for using the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated.

     The Company operates offshore support vessels, principally in the North Sea, Southeast Asia and Brazil. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. Certain options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three and nine months ended September 30, 2000 and 1999 are as follows (in thousands except per share data):

                                                  Three Months Ended            Nine Months Ended
                                                  September 30, 2000            September 30, 2000
                                               -------------------------    -------------------------
                                                                Per Share                    Per Share
                                               Income   Shares    Amount     Income  Shares    Amount
                                               ------   ------  ---------    ------  ------  ---------
Net Income per share, basic..................  $5,301   8,164   $    0.65    $4,561  8,155   $    0.56
                                                                =========                    =========
Dilutive effect of common stock options......      --     178                    --    160
                                               ------   -----                ------  -----
Net Income per share, diluted................  $5,301   8,342   $    0.63    $4,561  8,315   $    0.55
                                               ======   =====   =========    ======  =====   =========


                                                   Three Months Ended          Nine Months Ended
                                                   September 30, 1999          September 30, 1999
                                               -------------------------    --------------------------
                                                               Per Share                     Per Share
                                               Income  Shares  Amount       Income   Shares  Amount
                                               ------- ------- ---------    -------  ------- ---------
Net Income per share, basic..................  $   564   8,129 $    0.07    $5,275  8,127   $    0.65
                                                               =========                    =========
Dilutive effect of common stock options......       --     173                  --    147
                                                ------  ------              ------  -----
Net Income per share, diluted................  $   564   8,302 $    0.07    $5,275  8,274   $    0.64
                                                ======  ====== =========    ======  =====   =========

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

(4)  COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                    Three Months Ended        Nine Months Ended
(In thousands)                                        September 30,             September 30,
                                                    -----------------        ------------------
                                                     2000      1999            2000      1999
                                                    -------   -------        ---------   -------
Net income......................................... $ 5,301   $   564        $  4,561    $ 5,275
Foreign currency translation adjustments,
  net of tax of $(7,931) and $(2,577) for 2000
  and $2,516 and $(605) for 1999, respectively.....  (6,013)    5,870         (18,505)    (1,411)
                                                    -------   -------        --------    -------
Comprehensive income (loss)........................ $  (712)  $ 6,434        $(13,944)   $ 3,864
                                                    =======   =======        ========    =======


The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5) VESSEL ACQUISITIONS

     The Company entered into an agreement with Bender Shipbuilding & Repair, Inc. of Mobile, Alabama for the construction of two 217 foot offshore support vessels. The specifications of these vessels were developed jointly between the Company and the shipyard to allow the vessels to operate in both U.S. and international waters. The first vessel was delivered in August 1999 and the second vessel was delivered in September 1999.

     During the quarter ended September 30, 2000, the Company entered into separate contracts with a Norwegian shipyard to construct two platform supply vessels ("PSVs"). The total commitment related to these vessels is approximately $34.0 million denominated in Norwegian Kroner ("NOK"). The first vessel, which will be similar to the Company's 1998 built lengthened UT755, the Highland Rover, is expected to be delivered in the third quarter of 2001. The 236 foot vessel will be equipped with an advanced dynamic positioning system ("DP II"), expanded accommodations and a moon pool for the launching of remotely operated vehicles ("ROVs"). The second vessel under construction is a 275 foot UT745 design PSV similar to a vessel managed by the Company, the Ace Nature. The Company has exercised an option to add DP II to this vessel. This vessel is expected to be completed in early 2002.

     In connection with the contracted payment dates to the shipyard for these vessels, the Company has fixed its U.S. Dollar commitment by entering into a contract for the delivery of the required NOK. As of September 30, 2000, there was an unrecognized gain of approximately $1.1 million related to this currency hedge.

    Interest is capitalized in connection with the construction of vessels. Capitalized interest associated with new vessel construction during the three and nine month periods ended September 30, 1999 was $0.3 million and $1.0 million, respectively. Nominal interest was capitalized during the comparable 2000 periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea and, with the exception of three vessels operating in Brazil and one vessel in West Africa, the balance of our operations are conducted in Southeast Asia. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 46 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 30 owned vessels, 4 bareboat chartered vessels, and 12 managed vessels.

     Our results of operations are affected primarily by dayrates, fleet utilization and the number and type of vessels in our fleet. Utilization and dayrates, in turn, are influenced principally by the demand for vessel services from the exploration and production sectors of the oil and natural gas industry. This demand has historically been a function of the prices for oil and natural gas, with increased activity when prices are higher and decreased activity when prices fall. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry as well as the availability of capital to build new vessels to meet the changing market requirements. Although prices for oil and natural gas have remained high for the last several quarters, the level of exploration and development expenditures has not accelerated as quickly in the international markets as we had anticipated.

     Our results of operations during the quarter ended September 30, 2000 reflect continued strong dayrates and increased utilization, as demand for our vessels improved. Sustained drilling and construction activity in all our operating regions resulted in the highest utilization rates thus far this year.

     We bareboat charter vessels with revenues and operating expenses reported in the same income/expense categories as our owned vessels. The chartered vessels, however, incur bareboat charter fees instead of depreciation expense. Bareboat charter fees are generally higher than the depreciation expense on owned vessels of similar age and specification. The operating income realized from these vessels is therefore adversely affected by the higher costs associated with the bareboat charter fees. These vessels are included in calculating fleet dayrates and utilization in the applicable periods.

     In addition, we provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results. However, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

     Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Generally, fluctuations in vessel utilization have little effect on fixed cost, but rather, affect only that portion of our direct operating costs we incur when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in dayrates and utilization.

     In addition to these variable costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classifications. Maintenance and repair expenses and marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over the period between such drydockings which is typically two to three years.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should we undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the nine months ended September 30, 2000, we drydocked seven vessels. During the quarter ended September 30, 2000 we spent $0.1 million compared to $0.9 million during the three months ended September 30, 1999.

Results of Operations

     The table below sets forth, by region, the average dayrates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. The information that follows is utilized by us to evaluate the performance of the business.

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                             ------------------------       ----------------------
                                               2000             1999           2000          1999
                                             -------          -------        -------       -------
Dayrates (a)(b):
 North Sea Based Fleet (c)                   $ 9,447          $ 9,823        $ 8,992       $10,248
 Southeast Asia Based Fleet                    3,847            3,797          3,860         4,458
 Brazil Based Fleet                            8,663           10,727          8,144         9,353

Overall Utilization(a)(b):
 North Sea Based Fleet (percent)                98.9%            83.5%          89.3%         90.6%
 Southeast Asia Based Fleet (percent)           70.4%            69.4%          62.3%         63.7%
 Brazil Based Fleet (percent)                   99.9%            82.0%          97.3%         90.1%

Average Owned/Chartered Vessels(a)(d)
 North Sea Based Fleet                          18.3             18.9           18.7          18.3
 Southeast Asia Based Fleet                     12.0             11.0           12.0          11.0
 Brazil Based Fleet                              3.0              2.0            3.0           2.0
                                             -------          -------        -------       -------
 Total                                          33.3             31.9           33.7          31.3
                                             =======          =======        =======       =======

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Dayrates is defined as total charter revenues divided by number of days worked. Utilization is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea fleet are primarily earned in Sterling ("GBP") and have been converted to U.S. Dollars ("US$") at the average exchange rate (US$/GBP) for the periods indicated.
     The average exchange rates were GBP=$1.4761 and GBP=$1.6022 for the quarters ended September 30, 2000 and 1999, respectively. The average exchange rates were GBP=$1.5395 and GBP=$1.6142 for the nine months ended September 30, 2000 and 1999, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2000 with the Three Months Ended September 30, 1999.

     Net income for the quarter ended September 30, 2000 was $5.3 million or $0.63 per diluted share on revenues of $21.0 million. Net income in the comparable 1999 quarter was $0.6 million or $0.07 per diluted share on revenues of $18.5 million. The current year quarter includes a pre-tax gain of $3.6 million related to the July 2000 sale of the Highland Fortress for $8.5 million. Excluding this gain, our net income per diluted share for the third quarter of 2000 was approximately $0.33.

     Revenues for our North Sea based fleet increased by $1.5 million while revenues for our Southeast Asia based fleet increased by $0.3 million compared to the same quarter a year ago. The average North Sea dayrate declined slightly from $9,823 in the third quarter of 1999, when many of the vessels were working on the spot market, to $9,447 in the current year's third quarter, when most vessels were working under term contracts of various duration. These rate reductions were more than offset by the increase in utilization (from 83.5% for the third quarter of 1999 to 98.9% for the same quarter in
2000). Our 2000 revenues benefited from the addition of the Highland Pioneer in December 1999 and the commencement of operations for the Highland Guide and Highland Scout during the first quarter of the year. These benefits were partially offset by the sale of the Highland Fortress during July 2000. Average dayrates and utilization for Southeast Asia of $3,847 and 70.4% for the quarter ended September 30, 2000, improved from the $3,797 and 69.4% for the same quarter in 1999.

     Operating income increased $2.7 million between the quarter ended September 30, 1999 and September 30, 2000, from $3.3 million in 1999 to $6.0 million in 2000. This increase reflects higher revenues coupled with the decrease in direct operating expenses in the 2000 period.

     Interest expense increased in the quarter ended September 30, 2000 compared to the same quarter in 1999 primarily due to changes in the amount of interest capitalized in the two periods. Our capitalized interest associated with new vessel construction was $0.3 million for the 1999 period, with nominal interest capitalized in the 2000 period.

     Our tax rate of approximately 27.3% for the nine months ended September 30, 2000 reflects our estimated effective tax rate for the year.

Comparison of the Nine Months Ended September 30, 2000 with the Nine Months Ended September 30, 1999.

     Net income for the nine months ended September 30, 2000 was $4.6 million, or $0.55 per diluted share, on $55.4 million in revenues.

Excluding the gain on the sale of the Highland Fortress, our year to date 2000 earnings were approximately $0.24 per diluted share. This compares to $0.64 per diluted share ($5.3 million), for the same period in 1999.

     Decreases in the average dayrate and utilization in each of our major market areas were partially offset by the commencement of operations for three new vessels added during late 1999. Operating costs remained fairly constant in the two year-to-date periods due to cost control efforts in place during 2000 including the layup of two of our North Sea vessels during the first quarter of 2000.

     Our depreciation expense for the 2000 period increased by $0.2 million primarily as a result of newly acquired vessels. Interest expense was $1.0 million higher in the first nine months of 2000 than the comparable period in 1999 because of the capitalized interest associated with new vessel construction in 1999.

Liquidity and Capital Resources

     Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since our inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have provided funding for these activities.

     We have a $75 million credit facility with three banks. This credit facility contains covenants which require us to not exceed a maximum leverage ratio and to maintain a specified interest coverage ratio and a minimum net worth, on a consolidated basis. We were in compliance with all of the covenants of this agreement except for the interest coverage ratio which was not met as a result of operations for the fourth quarter of 1999 and the first quarter of 2000. We received a waiver of this requirement for the twelve month period ended September 30, 2000. We cannot assure you that we will meet the interest coverage ratio requirement in future periods, as compliance is dependent on the results of operations, nor can we assure you that future waivers will be granted under the credit facility.

     At September 30, 2000, we had total long-term debt of $130.1 million. Scheduled interest repayments are expected to total $5.7 million for the remainder of 2000.

     We currently have approximately $46.9 million of net working capital, including $34.8 million of cash and cash equivalents. Timing differences affecting the cash flow from operations during the quarter include the increase in revenue late in the quarter and the related increase in the accounts receivable balances. Capital expenditures for drydocking for the remainder of 2000 are expected to be less than $1.5 million, and expenditures related to the vessels under construction in Norway (see note 5 to the Consolidated Financial Statements) are expected to be approximately $1.4 million during the remainder of 2000. Additionally, we have full availability under our $75 million credit facility.

     Net cash provided by operating activities was $6.8 million for the nine month period ended September 30, 2000 as compared to $20.5 million for the same period in 1999. Operating income in the current period reflects the adjustment for the non-operating gain from the sale of the Highland Fortress. Additionally, timing differences include the increases in accounts receivable balances related to the improvement in revenue during the latter portion of the period.

     Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2000 compared to a use of cash of $13.2 million for the 1999 period. The 1999 period includes progress payments for the construction of two vessels which were delivered in August and September of 1999. The 2000 period includes proceeds for the sale of the Highland Fortress less the conversion costs for the Highland Sprite and progress payments for our two vessels currently under construction in Norway. In the nine month period ended September 30, 2000, we drydocked 7 vessels compared to 4 vessel drydockings in the same prior year period.

     During the quarter ended September 30, 2000, we entered into separate contracts with a Norwegian shipyard to construct two platform supply vessels ("PSVs"). The total commitment related to these vessels is approximately $34.0 million denominated in Norwegian Kroner ("NOK"). The first vessel, which will be similar to our 1998 built lengthened UT755, the Highland Rover, is expected to be delivered in the third quarter of 2001. The 236 foot vessel will be equipped with an advanced dynamic positioning system ("DP II"), expanded accommodations and a moon pool for the launching of remotely operated vehicles ("ROVs"). The second vessel under construction is a 275 foot UT745 design PSV similar to a vessel we manage, the Ace Nature. We have exercised an option to add DP II to this vessel which is expected to be completed in early 2002.

     We expect to make progress payments of approximately $1.4 million during 2000 and will fund the cost of construction of the vessel with existing cash, future cash flows and the credit facility. On July 31, 2000, we finalized the sale of the 1982 built vessel, Highland Fortress for total proceeds of approximately $8.5 million. This sale resulted in a pre-tax gain of $3.6 million.

     Substantially all of our tax provision is for deferred taxes.
The net operating loss carryforward available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

     We believe that the current reserves of cash and short term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand depends on the success of our operations. To the extent that internal sources are insufficient to meet those cash requirements, we intend to seek other debt or equity financing. We cannot assure you that such debt or equity financing would be available on terms acceptable to us.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended September 30, 2000, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. As of September 30, 2000, the NOK/U.S. Dollar exchange rate was 1 USD = NOK 9.09, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.476. The average exchange rates in the comparable 1999 period were 1 USD = 7.76 NOK and 1 GBP = $1.602. Our North Sea based fleet generated $15.8 million in revenues and $5.0 million in operating income for the three months ended September 30, 2000.

     Reflected in the accompanying balance sheet as of September 30, 2000, is a $25.7 million cumulative translation adjustment primarily relating to the lower GBP and NOK exchange rate as of September 30, 2000 compared to the exchange rate when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries.

     With the completion of the Senior Notes Offering in June 1998, our debt is predominantly denominated in U.S. dollars, while a substantial portion of our revenue is generated in Sterling. We have carefully evaluated these conditions and determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions. Our decision is based on a number of factors, including among others:

- The cost of using hedging instruments in relation to the risks of currency fluctuations,
- The propensity for adjustments in Sterling denominated vessel dayrates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. dollars
-  Our strong cash position substantially held in U.S. dollars
- The level of U.S. dollar denominated borrowings available to us, and
-  The conditions in our U.S. dollar generating regional markets.

     One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations.

     We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results. As of September 30, 2000, we had foreign currency contracts related to the approximately NOK 271 million commitment for the construction of two vessels in Norway. As of September 30, 2000, we had an unrecognized gain of approximately $1.1 million related to this currency hedge.

     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:
-  dependence on the oil and gas industry,
-  oil and gas prices,
-  ongoing capital expenditure requirements,
-  uncertainties surrounding environmental and government regulation,
-  risk relating to leverage,
-  risk of foreign operations assumptions concerning competition,
-  risk of currency fluctuations, and
-  other matters.

     We cannot assure you that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which the Company has relied is accurate or complete, that our analysis of the market and demand for its vessels is correct, or that the strategy based on that analysis will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of September 30, 2000, the fair value of these notes, based on quoted market prices, was approximately $123.5 million compared to a carrying amount of $129.7 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes the Company to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of September 30, 2000, we had commitments to purchase approximately NOK 271 million related to our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.45.

     Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II
                            OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          *27.1 - Financial Data Schedule

          *10.1 - Amendment No. 2 to the GulfMark Offshore, Inc.
     Amended and Restated 1993 Non-Employee Director Stock Option Plan

     (b)  Reports on Form 8-K.

          On August 7, 2000, the Company filed a report on Form 8-K announcing the sale of a vessel and a construction contract for a new vessel.

          On August 8, 2000, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended June 30, 2000.

          On August 29, 2000, the Company filed a report on Form 8-K announcing a $125 million shelf registration with the SEC.

          On September 18, 2000, the Company filed a report on Form 8-K announcing a contract for construction of a new UT 745 design supply vessel.

          On October 31, 2000, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended September 30, 2000.


* Filed herewith.



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

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Edward A. Guthrie
                                       -----------------------------
                                       Edward A. Guthrie
                                       Executive Vice President and
                                       Chief Financial Officer

Date: October 31, 2000

                             EXHIBIT INDEX

Exhibit No.


*27.1 - Financial Data Schedule

*10.1 - Amendment No. 2 to the GulfMark Offshore, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan

* Filed herewith.