Form 10-K
period 2000-12-31
GULFMARK OFFSHORE INC
filed 2001-03-19
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22853

GulfMark Offshore, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0526032 (I.R.S. Employer Identification No.)

4400 Post Oak Parkway, Suite 1170 Houston, Texas (Address of principal executive offices)	77027 (Zip Code)

Registrant’s telephone number, including area code: (713) 963-9522
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information Statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 5, 2001: $93,562,681.

      Number of shares of common stock outstanding as of March 5, 2001: 8,185,968.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III Items 10,11,12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Exhibit Index Located on Page 40.

		Page

PART I

Items 1. and 2.	Business and Properties	3

	General Business	3

	The Company	3

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	12

Item 6.	Selected Consolidated Financial Data	13

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results

	of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 8.	Consolidated Financial Statements and Supplementary Data	20

Item 9.	Changes in and Disagreements With Accountants on Accounting and

	Financial Disclosure	36

PART III

Item 10.	Directors and Executive Officers of the Registrant	36

Item 11.	Director and Executive Officer Compensation	36

Item 12.	Security Ownership of Certain Beneficial Owners and Management	36

Item 13.	Certain Relationships and Related Transactions	36

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36

PART I

ITEMS 1. and 2.   Business and Properties

GENERAL BUSINESS

      GulfMark Offshore, Inc. is a Delaware corporation that provides offshore marine services primarily to companies involved in offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, with the balance in offshore Southeast Asia, Brazil and West Africa. Periodically, we will charter vessels into other regions to meet our customer’s requirements.

      Our principal executive offices are located at 4400 Post Oak Parkway, Suite 1170, Houston, Texas 77027-3414, and our telephone number at that address is (713) 963-9522.

THE COMPANY

Offshore Marine Services Industry Overview

      Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms (“Offshore Marine Services”). This industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies, equipment and personnel. Offshore Marine Service providers are employed by oil companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and offshore Brazil are each major markets that employ a significant number of vessels. Vessel usage is also significant in other international areas, including India, Australia, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. Historically, few of these competitors have participated in all five of these major markets. We operate our fleet of 47 offshore supply vessels in four of the five major markets: 28 in the North Sea, 12 in Southeast Asia, 5 in Brazil and 2 in West Africa.

      During 2000, we committed to the construction of nine new vessels at a total cost of $185 million. Delivery of these vessels is scheduled to begin in the third quarter of 2001 and will continue through the end of 2003. We expect to enter into charters for these vessels as their delivery dates approach. Additionally, in March 2001 we signed an agreement to purchase the Stirling Fyne (to be renamed the Highland Patriot) for approximately $6.9 million. We expect that the acquisition will close in early April 2001. We have already secured a term charter for this vessel.

      Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is impacted by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Each of the major geographic offshore oil and gas production regions have unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict migration of vessels into that market and, to a lesser degree, high operating costs restrict migration out of the market. The effect of these restrictions on vessel migration is to segment various regions into separate markets.

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

•	Platform Supply Vessels (“PSVs”) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150’ to 200’. Large PSVs (“LgPSVs”) range up to 275’ in length with a few vessels somewhat larger and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. We operate 21 LgPSVs (14 of which are owned by us) that function primarily in this classification but are also capable of service in construction support. 19 of the PSVs in the North Sea operate exclusively in this function and 10 SmAHTS vessels (as defined below) in Southeast Asia often support production operations as PSVs.

•	Anchor Handling, Towing and Supply Vessels (“AHTS”) are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower (“BHP”) are referred to as small AHTS vessels (“SmAHTS”), while AHTS vessels in excess of 10,000 BHP are referred to as large AHTS vessels (“LgAHTS”). The most powerful North Sea Class AHTS vessels have up to 25,000 BHP. We own one and operate three additional LgAHTS vessels in the North Sea, bareboat charter one operated in Brazil, operate one managed LgAHTS in West Africa and own ten SmAHTSs in Southeast Asia. From time to time, all of our AHTS vessels function as PSVs.

•	Construction Support Vessels are vessels such as pipe-laying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. Our 21 LgPSVs (14 of which are owned by us) fit the definition of pipe carriers. Our North Sea fleet has the distinction of being the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

•	Standby Rescue Vessels (“Stby”) perform a safety patrol function for an area and are required for all manned locations in the United Kingdom sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid and shelter and, in some cases, also function as supply vessels. We own two vessels of this type and manage two specialty vessels that operate in this capacity in the North Sea.

•	Crewboats (“Crew”) transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100’ to 120’ in length and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130’ to 165’ in length and can be longer with greater cargo carrying capacities. They are used primarily to transport cargo on a time-sensitive basis. We own one of these vessels currently operating in Southeast Asia.

•	Specialty Vessels (“SpV”) generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support FPSOs, diving operations, remotely operated vehicles (“ROVs”), survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation. Three of our owned vessels frequently provide specialty functions, and five managed vessels are currently chartered for specialty functions.

•	Utility Vessels are typically 90’ to 150’ in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. We do not operate any vessels in this category.

The North Sea Market

      We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market are typically large and well-capitalized entities (such as major oil companies and state-owned oil companies), in large part because of the significant financial commitment required in this market. Projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons, than projects in regions with less demanding environments, such as the Gulf of Mexico. Consequently, vessel demand in the North Sea has generally been steadier and less susceptible to abrupt swings than vessel demand in other regions.

      This market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the more volatile exploration segment of the market represents the primary demand for AHTS vessels. While supply vessels also support the exploration segment, they additionally support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, since AHTS vessels are capable of performing in a supply role, the availability of AHTS vessels during prolonged periods of weakness in the exploration segment, as was experienced during 1999 and the first half of 2000, can put downward pressure on PSV demand.

      Our North Sea fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 18 owned and bareboat chartered vessels (14 PSV’s, 2 AHTS, and 2 SpV) and 10 managed vessels (3 PSV’s, 2 AHTS vessels and 5 SpVs). Onshore bases in Aberdeen, Scotland and Liverpool, England support these vessels.

      During the period of 1995-1998, the North Sea market experienced consistently high vessel utilization rates and increasing day rates. Increased drilling rig requirements during 1995 and 1996 led to a shortage of high specification drilling rigs. A number of long-term drilling contracts were signed during that period and, as demand increased in other regions, orders for new drilling rigs were placed. Accelerated activity in construction and development projects added to the demand for supply vessel services and by 1997 vessel demand was very strong. The positive market dynamics continued into the first quarter of 1998. A drop in oil prices in the latter half of 1998 and into the first quarter of 1999 resulted in significant reductions in spending plans for 1999 and caused demand for vessel services in 1999 to fall well below that experienced in 1997 and 1998. A number of the large integrated oil companies were merged and the consolidation process in the industry had an adverse near-term effect on the market for support vessel services. This slowdown in demand occurred in a period when a number of vessels entered the marketplace well ahead of the drilling rigs they were built to support. Most of these vessels were ordered in 1997 and 1998 in response to increased construction in the drilling industry and were delivered by the end of 1999. The vessel deliveries aggravated an oversupply condition caused by the reduction in development activity but was mitigated somewhat by vessels utilized in fiber optic cable installation and maintenance activity. In the second quarter of 2000, in response to higher commodity pricing and some increase in drilling activity, this market began to improve. This was at first evidenced by increased utilization rates for offshore support vessels and was followed by an improvement in day rates. The steady recovery continued throughout the balance of the year, with demand outside of the North Sea accelerating price recovery as deepwater locations in international locations competed for the available vessels. These factors allowed day rates and utilization to escalate to levels similar to those experienced during the high point of 1998. At the end of 2000 and into the first quarter of 2001, rates continued to improve and tended to be above those experienced in the previous peak period of 1998.

      The supply of vessels to the region has been a function of new build vessels delivered to the market and the migration of vessels to other markets, either permanently or for temporary assignments. The demand for existing vessels outside of the North Sea and the expanded role for deepwater projects in worldwide locations left the North Sea fleet largely in balance through the end of 1998. As oil and gas activity levels declined after the precipitous oil price drop in 1998-1999 and a number of new build vessels entered the market in advance of new deepwater drilling rigs which had been delayed, an excess of supply resulted and caused day rates and utilization to fall. The excess supply began to be absorbed in 2000 as vessels moved out of the North Sea in support of drilling rigs in other deepwater markets and as activity levels improved in the region. Throughout the second half of 2000, many companies committed to a number of new build vessels with deliveries scheduled from 2001 through 2003. These new build vessels are generally designed to meet the expanding worldwide demand for deepwater support vessels.

The Southeast Asia Market

      We define the Southeast Asia market as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam. The design requirements for vessels in this market are generally similar to the requirements of the shallow water Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand in this market and the technical requirements for vessels. We believe that a number of exploration and production projects planned or underway could increase the future demand for Offshore Marine Services in the Southeast Asia market.

      The Southeast Asia market differs country by country, but the competitive environment is broadly characterized by a large number of small companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations with local companies are generally necessary to maintain a viable marketing presence. Our management has been involved in the region since the mid-1970s, and we currently maintain long-standing business relationships with a number of local companies.

      Vessels in this market are typically smaller than those operating in areas such as the North Sea. Yet, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas where moderate weather conditions prevail have historically made up the bulk of the Southeast Asian fleet. In the middle part of the 1990s there was pressure (most notably from Malaysia) to upgrade offshore vessel capabilities by establishing limits on the age of vessels working in certain countries’ territorial waters and encouraging construction of new vessels designed particularly to operate in this region. Demand for new vessels is developing in the region where deepwater projects occur or where oil and gas companies employ larger fleets of vessels. This trend toward newer vessels is less likely to be a factor in vessel selection during a period of reduced expenditures, as was experienced in part of 1999 and during much of 2000.

      Changes in supply and demand dynamics have led at times, most recently during 1999, to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to Southeast Asia would involve a significant cash and opportunity cost. Historically there has been some movement between these operating areas, but vessel movements have not been a major factor in the Southeast Asia vessel market.

      Indonesia is the only member of the Organization of Petroleum Exporting Countries (“OPEC”) in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Several large projects have now been identified that would exploit gas reserves. Indonesian-based operations utilize the largest number of service vessels in the region. Demand in Indonesia has seen a number of peaks and valleys during the past decade. In 1992, demand softened as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures with local authorities. This reversed somewhat in 1993 and 1994, as some agreements were reached. However, in 1995, the oil companies pressed for further modifications to their production royalty and tax structures and reduced their exploration budgets, resulting in lower-than-expected activity in 1995 and only marginal improvement in 1996 and 1997. The market improved in early 1998 as part of a general improvement throughout Southeast Asia but turned lower in 1999 as a result of an overall worldwide slowdown in exploration and development expenditures. During 2000, as markets in other regions rebounded, this market lagged behind with several brief upturns only to be followed by contractions back to the previously reduced levels. At the end of the fourth quarter and continuing into the first quarter of 2001, activity levels have improved and both day rates and utilization have been consistently higher than at any time in the last two years.

      In the first quarter of 2000, we secured a two-year contract for one of the newbuild vessels completed in 1999 to work for a major oil company in Indonesia. This development was important because it marked a shift from the historical demand of the commodity type vessels which have dominated this market in the past to newer, more technologically advanced service vessels. The efficiency of this vessel compared to other vessels commonly found in the region is the major factor leading to the acceptance of this vessel, despite its higher day rate.

The Brazilian Market

      Similar to the North Sea, the Brazilian market requires highly sophisticated vessels due to the harsh operating environment. We have experienced success in meeting the market requirements through owned, managed and bareboat chartered vessels and will look to our existing and new build fleet to meet the expanding demand for vessels in this important market.

      Over the last two years, the Brazilian government has opened up the petroleum industry to private investment. The early bid rounds resulted in extensive commitments by major international oil companies and consortiums of independents, which will explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTS and PSV vessels in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. As this activity increases throughout 2001-2002 to meet the commitments of the oil companies to the Brazilian government, there will be a growing demand for offshore support vessels.

Additional bid rounds have been announced by the Brazilian government, which could generate additional drilling activity and vessel demand.

      The Seapower has been operating in Brazil since 1995 under a contract, which runs into October 2001 with Petróleo Brasiliero S.A. (“Petrobras”), the Brazilian national oil company. The Leopard Bay, an AHTS built by Sanko Steamship Co. Ltd., (“Sanko”) and bareboat chartered by us for three years, began a three-year contract with Petrobras in November 1998. We exercised our option to extend the bareboat charter for this vessel for an additional year during 2000. We contracted a third vessel, the Highland Scout, to Petrobras in January 2000 for an initial period of six months which was extended several times during the year. At the close of 2000, we executed a new contract for one year for this vessel at a day rate higher than the initial contract with Petrobras. In the first quarter of 2001, we mobilized two of our managed PSVs, the Torm Kestrel and Waveny Castle, to Brazil to work for BP in support of their drilling program offshore Belem, Brazil.

The West African Market

      During January 2000, we mobilized a bareboat chartered vessel from the North Sea market to Equatorial Guinea under a two-year contract with a major international oil company. This marked our entry into this market and was viewed as an important step for us in meeting the growing demand for deepwater capable vessels in the emerging West African Offshore Marine Services market. Subsequent to the end of 2000, we mobilized one of our managed AHTSs to West Africa in support of a construction/cable installation program. With the notable exploration successes, which have been publicized by both major oil companies and independents operating in the area, we believe that the market in this region has one of the highest potentials for attracting North Sea capable vessels. The heightened level of offshore expenditures has created an increase in the demand for vessels to support drilling operations in this region, as evidenced by the increase in vessel contracts awarded in 1999-2000. We believe that further demand will be created for both AHTSs and PSVs as expenditures to further delineate and exploit the deepwater discoveries are initiated by the international oil companies. We will look to our current fleet of vessels in addition to our new build vessels to meet the requirements of this market.

New Vessel Construction Program

      In response to the improving worldwide market conditions, during the second half of 2000 we committed to the construction of nine new North Sea class vessels with a Norwegian shipbuilder. This shipyard previously constructed several of our other new builds including the UT 755 design PSVs. The program includes six PSVs and three AHTS with all vessels designed to be multi-functional in that they will be capable of supporting underwater remotely operated vehicle (“ROV”) operations as well as traditional offshore support operations. All of the vessels are being built to Rolls Royce/Ulstein specifications and include two UT 745 and four UT 755 PSVs plus three UT 722 AHTS vessels. The timing of this construction program was chosen based on the increased demand for deepwater and ultra-deepwater capable vessels. One PSV is due to be delivered at the first part of the third quarter 2001, with four vessels each in 2002 and 2003. The delivery dates are expected to precede the termination dates of the four current bareboat chartered vessels. The total estimated cost of the program is approximately $185 million. The construction cost for the vessels is based on a fixed price contract denominated in Norwegian Kroner. Many of the same construction supervisors utilized in the Company’s successful construction program during 1996 —1999 have been mobilized to manage the new program. Additionally, we have systematically entered into forward contracts to foreign exchange risk. The following table outlines the cost and expected delivery schedule of the program:

Vessel	Vessel Type	Delivery Date	Cost (millions)

UT 755L	PSV	3rd Qtr 2001	$14.0

UT 745	PSV	1st Qtr 2002	18.8

UT 745	PSV	1st Qtr 2002	19.7

UT 755	PSV	3rd Qtr. 2002	12.5

UT 722L	AHTS	4th Qtr. 2002	30.2

UT 755L	PSV	1st Qtr 2003	15.0

UT 755	PSV	2nd Qtr 2003	13.0

UT 722L	AHTS	3rd Qtr 2003	31.0

UT 722L	AHTS	4th Qtr 2003	31.0

			$185.2

Our Fleet

      Our existing fleet as of March 5, 2001 includes 47 vessels. Of the 47 vessels, 30 are owned by us, four are bareboat chartered from other owners and 13 are under management for other owners. Additionally, we have committed to the construction of nine new vessels in Norway. In March 2001, we purchased a 1982 built PSV which is expected to close in April 2001. The following table summarizes information with respect to each of these vessels:

		Type			Length	BHP	DWT
Location	Vessel	(a)	Flag	Delivery	(feet)	(b)	(c)

OWNED VESSELS

North Sea	Highland Spirit	SpV	UK	1998	202	6,000	1,800

North Sea	Highland Rover	LgPSV	UK	1998	236	5,450	3,200

North Sea	Highland Drummer	LgPSV	UK	1997	221	5,450	3,115

North Sea	Highland Piper	LgPSV	UK	1996	221	5,450	3,115

North Sea	Highland Pride	LgPSV	UK	1992	265	6,600	3,075

North Sea	Highland Star	LgPSV	UK	1991	265	6,600	3,075

North Sea	Highland Warrior	LgPSV	Bermuda	1981	265	5,300	4,049

North Sea	Highland Champion	LgPSV	UK	1979	265	4,800	3,910

North Sea	Highland Legend	PSV	UK	1986	194	3,590	1,442

North Sea	Highland Sprite	SpV	UK	1986	194	3,590	1,442

North Sea	North Prince	LgPSV	UK	1978	259	6,000	2,717

North Sea	North Vanguard	LgPSV	Norway	1990	265	6,600	4,000

North Sea	North Fortune	LgPSV	Norway	1983	264	6,120	3,366

North Sea	North Crusader	AHTS	Norway	1984	236	12,000	2,064

North Sea	North Challenger	LgPSV	Norway	1997	221	5,450	3,115

North Sea	Highland Pioneer	LgPSV	UK	1983	224	5,400	2,500

North Sea	Highland Patriot	LgPSV	UK	1982	233	4,800	2,649

Southeast Asia	Highland Guide	LgPSV	US	1999	218	4,640	2,800

Southeast Asia	Sem Courageous	SmAHTS	Malaysia	1981	191	4,000	1,000

Southeast Asia	Sem Valiant	SmAHTS	Malaysia	1981	191	4,000	1,000

Southeast Asia	Seawhip	SmAHTS	Panama	1983	192	3,900	1,200

Southeast Asia	Seawitch	SmAHTS	Panama	1983	192	3,900	1,200

Southeast Asia	Sea Explorer	SmAHTS	Panama	1981	192	5,750	1,420

Southeast Asia	Sea Diligent	SmAHTS	Panama	1981	192	4,610	1,219

Southeast Asia	Sea Endeavor	SmAHTS	Panama	1981	191	4,000	1,000

Southeast Asia	Sea Conquest	SmAHTS	Panama	1977	185	3,850	1,142

Southeast Asia	Sea Searcher	SmAHTS	Panama	1976	185	3,850	1,215

Southeast Asia	Sea Eagle	SmAHTS	Panama	1976	185	3,850	1,215

Southeast Asia	Searunner	Crew	Panama	1982	120	2,720	126

Brazil	Highland Scout	LgPSV	US	1999	218	4,640	2,800

Brazil	Seapower	SpV	Panama	1974	222	7,040	1,205

BAREBOAT CHARTERED

North Sea	Mercury Bay	LgPSV	Bermuda	1998	221	5,450	3,115

W. Africa	Monarch Bay	LgPSV	Bermuda	1998	221	5,450	3,115

Brazil	Leopard Bay	AHTS	Bermuda	1998	241	15,000	2,900

North Sea	Torm Heron (e)	AHTS	Bermuda	1999	241	15,000	2,900

MANAGED

North Sea	Ace Nature	LgPSV	Bermuda	1999	276	9,600	5,425

North Sea	Clwyd Supporter	SpV	UK	1984	266	10,700	1,400

North Sea	Sefton Supporter	SpV	UK	1971	250	1,620	1,233

North Sea	Safe Truck	LgPSV	UK	1996	221	5,450	3,115

North Sea	Torm Kestrel	LgPSV	Bermuda	1998	221	5,450	3,115

North Sea	Torm Osprey	AHTS	UK	1999	241	15,000	2,900

North Sea	Torm Eagle	AHTS	UK	1999	241	15,000	2,900

West Africa	Portosalvo	AHTS	UK	1982	227	12,720	2,075

Brazil	Waveny Castle	LgPSV	UK	1999	221	5,450	3,115

Brazil	Waveny Fortress	LgPSV	UK	1999	221	5,450	3,115

Worldwide	Austral Horizon	SpV	Panama	76/98	297	4,400	1,641

Worldwide	Aker Symphony	SpV	Bahamas	88/99	394	7,390	6,700

Worldwide	Labrador Horizon	SpV	Bahamas	1983	264	6,960	3,060

NEW BUILD

North Sea (d)	Highland Fortress	LgPSV	TBD	2001	236	5,450	3,200

North Sea (d)	TBN UT 745	LgPSV	TBD	2002	275	9,600	4,320

North Sea (d)	TBN UT 745	LgPSV	TBD	2002	275	9,600	4,320

North Sea (d)	TBN UT 755	LgPSV	TBD	2002	221	5,450	3,115

North Sea (d)	TBN UT 722L	AHTS	TBD	2002	260	16,320	2,000

North Sea (d)	TBN UT 755L	LgPSV	TBD	2003	236	5,450	3,200

North Sea (d)	TBN UT 755	LgPSV	TBD	2003	221	5,450	3,115

North Sea (d)	TBN UT 722L	AHTS	TBD	2003	260	16,320	2,000

North Sea (d)	TBN UT 722L	AHTS	TBD	2003	260	16,320	2,000

(a)	Legend:	LgPSV – Large platform supply vessel
PSV – Platform supply vessel
AHTS – Anchor handling, towing and supply vessel
SmAHTS – Small anchor handling, towing and supply vessel
Crew – Crewboat
SpV – Specialty vessel, including towing and oil spill response

(b)	Brake horsepower.

(c)	Deadweight tons.

(d)	Vessel currently under construction in Norwegian shipyard.

(e)	Operated pursuant to 50/50 joint venture agreement with Torm U.K. Limited.

Customers, Contract Terms and Competition

      Our principal customers are major integrated oil companies and large independent oil and natural gas exploration, production companies working in international markets, and foreign government owned or controlled oil companies, as well as companies that provide logistic, construction and other services to such oil companies and foreign government organizations. During 2000, under multiple contracts in the ordinary course of business, two customers each accounted for more than 10% of total consolidated revenues: Aberdeen Services Company (“ASCO”) at 18.2% and Petrobras at 11.2%. ASCO is a logistics coordinator primarily serving major international oil companies. The contracts are industry standard time charters involving several of our vessels for periods ranging from a few days or months to more than a year. The contracts are generally not cancelable except for unsatisfactory performance by the vessel. The loss of a major customer could have a material adverse effect on our financial condition and results of operations until a replacement is obtained.

      Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Historically, term charters in the Offshore Marine Services industry have generally extended from six months to one year in length. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common, and we believe that term charters constitute the majority of the market. Term charters in Southeast Asia are currently somewhat less common than in the North Sea and generally are two years or shorter in length. In the developing Brazil and West Africa markets, term charters are relatively common due to the harsh operating conditions, the scarcity of quality equipment and the distance to larger markets. In addition, charters for vessels in support of floating production, storage and offloading (“FPSO”) are typically “life of field” or “full production horizon charters”. Because of frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.

      Bareboat charters are contracts for vessels, generally for a term in excess of one year, whereby the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. In addition to bareboat charter fees paid to the owner, the charterer is responsible for providing the crew and all operating costs for the vessel. No depreciation expense is borne by the charterer. Bareboat chartered vessels in comparison to identical owned vessels with the same day rate generate the same revenue but less operating income since bareboat charter expense is generally higher than depreciation expense and less operating cash flow since bareboat charter expense is a cash cost.

      Managed vessels add to the market presence of the manager but provided limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Depending on the level of service provided by the manager, fees for services range from $5,000 to $10,000 per month per vessel.

      Substantially all of our charters are fixed in British pounds, Norwegian Kroner and U.S. dollars. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency matching its operating expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Currency Fluctuations and Inflation.”

      We compete with approximately 15-20 companies in the North Sea market and numerous small and large competitors in the Southeast Asia market principally on the basis of suitability of equipment, price and service. Also, in certain foreign countries, preferences are given to vessels owned by local companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies. Some of our competitors have significantly greater financial resources than we do.

Fleet Availability

      A significant portion of our available fleet is committed under contracts of various terms. This represents a major improvement over the prior year at the same time and is indicative of the improving market conditions. The following table outlines the percentage of our days in 2001 and 2002 under contract as of March 5, 2001:

	2001 Vessel Days	2002 Vessel Days

North Sea Based Fleet	82.0%	43.9%

Southeast Asia Based Fleet	43.4%	1.4%

Brazil Based Fleet	86.6%	0.0%

Overall Fleet	68.9%	25.6%

Environmental and Government Regulation

      We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. We believe that we are in material compliance with all applicable laws and regulations. The International Maritime Organization recently made the regulations of the International Safety Management (“ISM”) Code mandatory. The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The regulations under the ISM Code further require that we satisfy certain crew and vessel certifications prior to July 1, 2002. We are not a party to any pending litigation or similar proceeding, and we are not aware of any threatened litigation or proceeding which, if adversely determined, would have a material adverse effect on our financial condition or results of operations. However, the risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of environmental, health and safety laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

Operational Risks and Insurance

      Our operations are subject to various operating hazards and risks, including:

•	adverse weather conditions;
•	mechanical failure;
•	navigation errors;
•	collision; and
•	oil and hazardous substance spills.

      These risks present a threat to the safety of personnel and to our vessels, cargo, equipment under tow and other property, as well as the environment. We could be required to suspend our operations or request that others suspend their operations as a result of these hazards. Third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business.

      We maintain insurance coverage against the casualty and liability risks listed above. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits. However, we may not be able to renew or maintain our existing insurance coverage at commercially reasonable rates or at all. Additionally, there is no assurance that our insurance coverage will be adequate to cover future claims that may arise.

Foreign Operations

      During the past five years, we derived substantially all of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as:

•	legal and governmental regulatory requirements;
•	difficulties and costs of staffing and managing international operations;
•	language and cultural differences;
•	potential vessel seizure or nationalization of assets;
•	import-export quotas or other trade barriers;
•	difficulties in collecting accounts receivable and longer collection periods;
•	political and economic instability;
•	imposition of currency exchange controls; and
•	potentially adverse tax consequences.

      In the past, these conditions or events have not materially affected our operations. However, we cannot predict whether any such conditions or events might develop in the future. Also, we organized our subsidiary structure and our operations in part based on certain assumptions about various foreign and domestic tax laws, currency exchange requirements, and capital repatriation laws. While we believe our assumptions are correct, there can be no assurance that taxing or other authorities will reach the same conclusion. If our assumptions are incorrect, or if the relevant countries change or modify such laws or the current interpretation of such laws, we may suffer adverse tax and financial consequences, including the reduction of cash flow available to meet required debt service and other obligations. Any of these factors could materially adversely affect our international operations and, consequently, our business, operating results and financial condition.

Seasonality of Business

      Our fleet operations are subject to seasonal factors. Operations in the North Sea are generally at their highest level during the months from April to August and at their lowest levels during November to February. Vessels operating in Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asian location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions.

Employees

      At December 31, 2000, we had 259 employees located in the United States, the United Kingdom, Norway, Southeast Asia and Brazil. Through its contract with a crewing agency, we participate in collective bargaining arrangements with 621 employees working on our North Sea vessels under agreements covering one-to-two year periods. We have no other collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

Properties

      Our principal executive offices are located in Houston, Texas, while operations are headquartered in Lafayette, Louisiana. For local support, we have offices and warehouse facilities in Singapore and Aberdeen, Scotland. All facilities except one owned facility in Aberdeen, Scotland are under lease. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

      We file annual, quarterly, and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 3.   Legal Proceedings

General

      Various legal proceedings and claims that arise in the ordinary course of business may be instituted or asserted against us relating to the Offshore Marine Services operations. Additionally, we may be subject to claims for indemnification by Weatherford International, Inc. (“Weatherford”) under our indemnity obligations described below. Although the outcome of litigation cannot be predicted with certainty, we believe, based on discussions with legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon our consolidated financial position and results of our operations. We cannot predict whether any such claims may be made in the future.

Distribution Agreement Indemnities

      We were formed as a spin-off from our predecessor and began separate trading on May 1, 1997. The assets remaining with the predecessor included a domestic erosion control business known as “Ercon” and an investment in the common stock of Weatherford. In effecting the spin-off, we agreed to indemnify Weatherford and certain of its affiliates against:

•	liabilities for all past and future claims and litigation against Weatherford stemming from the predecessor’s or our offshore marine services operations;
•	liabilities for claims and litigation against Weatherford or its current or past subsidiaries and affiliates, including Ercon, arising out of acts or omissions prior to May 1, 1997; and
•	any tax liabilities in the event the spin-off and related transactions are determined to be taxable.

      We have established an accrual on our financial statements and maintain insurance coverage, which we believe is adequate, to cover any contingent liabilities that may arise under the indemnity. However, there is no assurance that the accrual is adequate. Any future successor of GulfMark would be required to assume these indemnity obligations, which may have the effect of delaying, deferring or preventing a change of control.

ITEM 4.   Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the NASDAQ National Market under the symbol “GMRK.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported:

	2000		1999

	High	Low	High	Low

Quarter ended March 31	$22.50	$11.50	$19.88	$11.56

Quarter ended June 30	$26.25	$16.75	$19.00	$12.00

Quarter ended September 30	$31.75	$18.50	$22.38	$16.00

Quarter ended December 31	$31.00	$21.00	$18.38	$10.50

      For the quarter ended March 31, 2001 (through March 5, 2001), the range of low and high sales prices was $25.00 and $35.00, respectively. On March 5, 2001, the closing sale price of our common stock as reported by the NASDAQ National Market was $31.56 per share. As of March 5, 2001, there were 871 shareholders of record.

      We have not declared or paid dividends during the past five years. Pursuant to the terms of the indenture under which the Notes (as hereinafter defined) are issued, we may be restricted from declaring or paying dividends; however, we currently anticipate that, for the foreseeable future, any earnings will be retained for the growth and development of our business. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors, financial requirements, general business conditions and other factors.

ITEM 6.   Selected Consolidated Financial Data

      The Consolidated Financial Statements included herein, as well as the financial data presented in the table following, present the net assets and results of operations of Ercon and the common stock of Weatherford owned by our predecessor as discontinued operations for all periods presented. The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(In thousands, except per share amounts)
Operating Data :

Revenues	$77,702	$72,258	$86,194	$46,019	$34,749

Direct operating expenses	34,060	34,127	30,881	18,231	16,178

Bareboat charter expense	6,661	7,089	3,221	—	—

General and administrative expenses	6,328	6,087	5,718	5,364	4,523

Depreciation and amortization	12,613	12,420	11,345	6,711	5,013

Operating income	18,040	12,535	35,029	15,713	9,035

Gain on sale of assets	3,651	—	2,930	—	—

Interest expense, net	(10,731)	(9,501)	(8,208)	(3,819)	(3,467)

Loss from unconsolidated venture	(214)	(865)	—	—	—

Other income (expense), net	217	—	(146)	(73)	(86)

Income tax provision	(3,056)	(308)	(8,816)	(3,626)	(1,839)

Income from continuing operations	7,907	1,861	20,789	8,195	3,643

Income (loss) from discontinued operations, net of taxes	—	—	—	(648)	4,796

Loss on disposal of segment, net of taxes	—	—	—	(1,426)	—

Net income (loss)	$7,907	$1,861	$20,789	$6,121	$8,439

Earnings per share from continuing operations (basic)	$0.97	$0.23	$2.58	$1.15	$0.55

Weighted average common shares (basic)	8,163	8,129	8,047	7,155	6,676

Earnings per share from continuing operations (diluted) (a)	$0.95	$0.22	$2.52	$1.11	$0.54

Weighted average common shares(diluted) (a)	8,326	8,271	8,255	7,413	6,782

Statement of Cash Flows Data:

Cash provided by (used in) operating activities of continuing operations	$14,349	$16,376	$32,471	$19,112	$8,539

Cash provided by (used in) investing activities	(6,240)	(19,739)	(62,142)	(37,218)	(24,493)

Cash provided by (used in) financing activities	110	46	36,475	28,658	17,894

Effect of exchange rate changes on cash	(2,178)	(40)	(682)	(541)	924

Other Data:

EBITDA (b)	$30,653	$24,955	$46,374	$22,424	$14,048

Cash dividends per share	—	—	—	—	—

Total vessels in fleet (c)	47	51	38	30	28

Average number of owned or chartered vessels(d)	33.6	31.8	28.7	23.0	18.3

	As of December 31,

	2000	1999	1998	1997	1996

Balance Sheet Data:

Cash and cash equivalents	$34,691	$28,650	$32,007	$25,885	$17,234

Vessels and equipment, net	182,628	195,358	192,615	105,262	87,405

Net assets of discontinued operations(e)	—	—	—	—	14,837

Total assets including discontinued operations	263,914	270,582	271,369	154,661	131,307

Total assets excluding discontinued operations	263,914	270,582	271,369	154,661	116,470

Long-term debt(f)	130,097	130,128	130,136	42,918	50,811

Total stockholders’ equity excluding discontinued operations(g)	97,587	104,678	108,490	85,272	47,179

(a)	Earnings per share is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding.

(b)	As used herein, EBITDA is operating income plus depreciation and amortization. EBITDA is used by management as a supplemental financial measurement in the evaluation of our business and in establishing our capital budget and should not be considered as an alternative to net income, as an indicator of our operating performance, as an alternative to cash flows or as a measure of liquidity. Because EBITDA is not uniformly calculated among and across industry groups, this measure may not be comparable to similarly titled measures reported by other companies. EBITDA is presented here to provide additional information.

(c)	Includes managed vessels in addition to those that are owned and chartered. See pages 4 and 9 for further information concerning our fleet.

(d)	Includes owned and chartered vessels only. Adjusted for additions and dispositions occurring during each period. See pages 4 and 9 for further information concerning our fleet.

(e)	Reflects the financial statement information for the non-marine businesses of our predecessor.

(f)	Excludes current portion of long-term debt.

(g)	Discontinued operations were disposed of on May 1, 1997.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained herein. See also “Selected Consolidated Financial Data.”

General

      Our operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. There were significant declines in oil and gas prices during 1998 followed by equally significant increases subsequent to the first quarter of 2000. Although commodity prices have rebounded from the levels of 1998-1999, they have remained somewhat volatile, albeit at a higher average level than at any sustained time over the past decade. The volatility of prices will continue to be a factor in the planning for future oil and gas exploration and development expenditures and the consequent demand for our vessels.

      An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by us. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter hire expense instead of depreciation expense. Depreciation expense is generally less than bareboat charter expense.

      In addition, we provide management services to other vessel owners for a fee. Only the management fee charged by us is included in our operating revenues. The day rates for these vessels are excluded for purposes of calculating fleet rates per day worked and utilization in all years.

      Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, fluctuations in vessel utilization affect only that portion of our direct operating costs that is incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

      In addition to these variable costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections and maintenance and repairs designed to ensure compliance with applicable regulations and to maintain certifications for our vessels with various international classification societies. The aggregate number of drydockings and other repairs undertaken in a given period generally determines maintenance and repair expenses and marine inspection amortization charges. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over the period between such drydockings, typically two to three years.

      Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and certification. Should we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the year ended December 31, 2000, we completed the drydocking of 11 vessels at an aggregate cost of $2.4 million, versus 10 vessels at an aggregate cost of $2.6 million in 1999 and 6 vessels drydocked at an aggregate cost of $1.3 million in 1998.

      Over the last several years, we have been actively expanding our fleet through the construction of new vessels, acquisition of existing equipment from the resale market and by bareboat chartering vessels owned by others. In the third quarter of 2000, four vessels which are bareboat chartered and two vessels managed by us and owned by Sanko Steamship Co. Ltd. were sold to one of our competitors. The terms of the sale preserve our extension options under the bareboat charters, which, in turn, allow us to meet the terms and conditions of our contracts with our customers. Additionally, option extensions provided in the bareboat charters allow us to have full control of the vessels until replacement vessels under our new build program are delivered. We contracted with a Norwegian shipbuilder for the construction of nine North Sea class vessels for a total of approximately $185 million to be delivered over the period

2001-2003. These vessels include six PSVs and three AHTS vessels. Projected cash outflows for this newbuild program including the payments made during 2000 are as follows:

Millions

2000	$9.6

2001	26.2

2002	74.2

2003	75.2

Total	$85.2

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2000 and December 31, 1999.

      Our results for 2000 reflect increased activity as energy commodities have shown consistently strong pricing. During the first half of 2000, we were unwilling to fix our fleet on long-term contracts based on our belief that there would be a recovery in the market during the second half of the year. Exploration and development expenditures began to show the effects of the recovery in commodity prices during the second quarter of 2000. Accordingly, we began fixing our vessels on term work and as such, the utilization levels were at near capacity in the North Sea fleet and Brazil for the last two quarters of 2000. Likewise, Southeast Asia began to show improvements in utilization as the year 2000 progressed, which should further cause the day rates in the region to climb. Recent fixtures of vessels in that region have demonstrated that a recovery in that market is following the other major markets.

      We recognized net income of $7.9 million in 2000 compared to $1.9 million in 1999. Revenues increased to $77.7 million and operating income increased to $18.0 million in 2000, compared to $72.3 million and $12.5 million in 1999, respectively. The increase in revenue was attributable to the 1999 expansion of the fleet with the full year effect of the Highland Guide, Highland Scout and Highland Pioneer as well as the significant improvement in utilization. These increases more than offset the impact of the sale of the 1982-built PSV, the Highland Fortress, in July 2000 and the slight decrease in average day rate. Operating expenses remained virtually unchanged in part due to our cost control measures and the weaker exchange rates in both the U.K. and Norway. Net interest expense reflected an increase of $1.2 million due to a decrease in interest income of $0.3 million coupled with a reduction in the amount of interest capitalized of $0.9 million. The 2000 period also reflected a pre-tax gain of $3.7 million primarily reflecting the gain on sale of the Highland Fortress. The following table summarizes day rates, utilization and average vessels owned or chartered for the comparable periods:

	Year ended December 31,

			Increase
	2000	1999	(Decrease)

Rates Per Day Worked(a)(b):

North Sea Based Fleet(c)	$9,101	$9,489	$(388)

Southeast Asia Based Fleet	4,039	4,184	(145)

Brazil Based Fleet	8,382	9,529	(1,147)

Overall Utilization(a)(b):

North Sea Based Fleet(c)	92.8%	88.2%	4.6%

Southeast Asia Based Fleet	67.2%	62.9%	4.3%

Brazil Based Fleet	95.9%	76.9%	19.0%

Average Owned or Chartered Vessels(a)(d):

North Sea Based Fleet	18.6	18.1	0.5

Southeast Asia Based Fleet	12.0	11.4	0.6

Brazil Based Fleet	3.0	2.3	0.7

Total	33.6	31.8	1.8

(a)	Includes all owned or bareboat chartered vessels, except the joint venture bareboat chartered vessel. Managed vessels are not included.

(b)	Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2000, and 1999 were £ = $1.52 and £ = $1.62, respectively.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Fiscal Years Ended December 31, 1999 and December 31, 1998.

      The year 1999 continued to be affected by the volatility of oil and gas prices as oil prices, in particular, began to recover in the first several months of the year, fell back in March 1999 and then exhibited a prolonged increase through the end of the year. Exploration and development expenditures, however, did not recover as consolidation within the industry and a concern over the sustainability of higher pricing caused companies to delay or cancel both construction and exploration programs. We had a relatively strong level of contract cover for the fleet at the beginning of the 1999, which resulted in utilization and day rates at levels providing net income during the first three quarters. It became evident, however, that as the vessels completed their contracts, the market had deteriorated thus resulting in lower day rates and utilization for the fourth quarter of 1999, which caused us to report a loss for this period.

      We continued to increase the size of our fleet during 1999 and added three owned vessels and one bareboat chartered vessel during the year. The Highland Guide and Highland Scout, newbuild vessels completed during the third quarter of the year, were able to secure a two-year contract in Southeast Asia and an eight-month contract in Brazil, respectively. The Highland Pioneer was acquired in December 1999 and immediately started a five-year contract in the Liverpool Bay area of the U.K. for an international oil company. The Torm Heron, a newbuild vessel built for Sanko Steamship Co. Ltd. (“Sanko”) that we operated under a joint venture agreement with Torm, entered the fleet in May 1999 and operated in the North Sea spot market throughout 1999.

      We recognized net income of $1.9 million in 1999 compared to net income of $20.8 million in 1998. Revenues decreased $13.9 million and operating income decreased $22.5 million from 1998 to 1999. The decrease in revenue was directly attributable to the lower average day rate and decreased utilization experienced in our major markets during 1999 compared to 1998. Partially offsetting the effects of these lower day rates and utilization were increased revenues derived from the full year impact of vessels added throughout 1998 and the Brovig acquisition. Operating expenses increased $7.1 million compared to 1998 primarily due to the full year effect of bareboat charter expense associated with the three bareboat chartered vessels and the increased costs of operating the expanded fleet. Depreciation expense increased $1.1 million as a result of the full year impact of the increased fleet size. The following summarizes dayrates, utilization and average vessels owned or chartered for our fleet of vessels:

	Year ended December 31,

			Increase
	1999	1998	(Decrease)

Rates Per Day Worked(a)(b):

North Sea Based Fleet(c)	$9,489	$11,838	$(2,349)

Southeast Asia Based Fleet	4,184	4,899	(715)

Brazil Based Fleet	9,529	9,204	325

Overall Utilization(a)(b):

North Sea Based Fleet(c)	88.2%	98.6%	(10.4)%

Southeast Asia Based Fleet	62.9%	83.5%	(20.6)%

Brazil Based Fleet	76.9%	90.5%	(13.6)%

Average Owned or Chartered Vessels(a)(d):

North Sea Based Fleet	18.1	15.1	3.0

Southeast Asia Based Fleet	11.4	12.0	(0.6)

Brazil Based Fleet	2.3	1.6	0.7

Total	31.8	28.7	3.1

(a)	Includes all owned or bareboat chartered vessels, except the joint venture bareboat chartered vessel. Managed vessels are not included.

(b)	Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 1999, and 1998 were £ = $1.62, and £ = $1.66, respectively.

(e)	Adjusted for vessel additions and dispositions occurring during each period.

      We recognized $10.4 million of other expense in 1999 compared to $8.4 million of other expense in 1998, excluding a $2.9 million pre-tax gain on the sale of a joint venture interest included in 1998. The increase in other expense was due to higher interest expense of $2.0 million reflecting interest on the Senior Notes for the full year and an increased loss in all other expenses due principally to losses sustained in an unconsolidated subsidiary in 1999. Partially offsetting was an increase in interest income of $0.7 million reflecting higher overall cash balances.

Liquidity and Capital Resources

      Our ongoing liquidity requirements arise primarily from our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Historically, bank financing and internally generated funds have provided funding for these activities. We are currently in the process of constructing nine new vessels in Norway. In April 2001 we anticipate closing the purchase of a 1982-built PSV, the Highland Patriot, for approximately $6.9 million. We are in discussions with the banking group to extend the $75 million credit facility (the “Credit Facility”) beyond its current expiration at the end of the second quarter of 2003. Estimated cash flow from operations, cash balances on hand and the extended $75 million credit facility should be adequate to meet the requirements of the new build program and normal capital expenditures for drydocking and enhancements to our existing fleet. There can be no assurance that we will be successful in extending the current facility or obtaining replacement financing at rates commercially acceptable to us.

      Our current debt structure includes $130 million of senior unsecured notes (the “Notes”). We pay interest semi-annually each June 1 and December 1 at the annual coupon rate of 8.75%. The Notes do not require payments of principal prior to their maturity on June 1, 2008, but we are required to make offers to purchase the Notes upon the occurrence of certain events, such as asset sales or a change in control of the Company. The Notes are not redeemable at the option of the Company prior to June 1, 2001.

      The Notes are general unsecured obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness, which may include unsecured borrowings under the Credit Facility described more fully below, and senior to all future subordinated indebtedness. The Notes will be effectively subordinated to all future secured obligations to the extent of the assets securing such obligations and all existing and future indebtedness and other obligations of our subsidiaries and trade payables incurred in the ordinary course of business. Under certain circumstances, our payment obligations under the Notes may be jointly and severally guaranteed on a senior unsecured basis by one or more of our subsidiaries.

      The indenture under which the Notes are issued imposes operating and financial restrictions on us. These restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend or other payments.

      The Credit Facility is with three banks and has two tranches. Tranche 1 is unsecured and is available for general corporate purposes. The maximum commitment amount is limited to $30 million. Interest on outstanding balances under Tranche 1 accrues at LIBOR plus a margin ranging from 1.0% to 1.375% depending on our ratio of funded debt to total capitalization (“Leverage Ratio”).

      Tranche 2 is available to finance the acquisition of (i) up to 50% of the acquisition costs of shares in another company (a “Share Acquisition”) or (ii) up to 65% of the purchase price or cost of a vessel (a “Vessel Acquisition”). Drawings under Tranche 2 will be secured, in the case of a Share Acquisition, by the capital stock of the acquired company or, in the case of a Vessel Acquisition, (i) by a first priority mortgage, (ii) by an assignment of earnings and insurance and (iii) by an assignment of charters over one year. The maximum committed amount is $45 million. The interest on outstanding balances under Tranche 2 is LIBOR plus 0.80% to 1.25% depending on our Leverage Ratio. Both tranches begin to reduce by 12.5% beginning on September 8, 2001, and shall be fully reduced by June 8, 2003.

      The Credit Facility also requires us not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We are currently in compliance with all of the covenants of this agreement.

There can be no assurance that we will meet the covenants in future periods as compliance is dependent on the results of operations, nor can there be any assurance that waivers will be granted under the agreement.

      As of December 31, 2000, we had cash on hand of $34.7 million. Cash flows from operations for the year ended December 31, 2000, were $14.3 million compared to $16.4 million in the previous year. The decrease in operating cash flow was attributable to the increase in accounts receivable balances late in the year with the improvements in revenue in the fourth quarter.

      Cash flows used for investing activities for the years ended December 31, 2000 and 1999 were $6.2 million and $19.7 million, respectively. Our capital expenditures in 2000 included $12.3 million related to vessel and other fixed assets. These expenditures were partially offset by the proceeds from the sale of fixed assets totaling $8.5 million, primarily the sale of the Highland Fortress. Capital expenditure in the year ended December 31, 1999 included $17.1 million for progress payments on the Highland Guide and the Highland Scout and for the purchase the Highland Pioneer. The number of vessels required to be drydocked also impacts investing activities as vessels must be drydocked every two to three years to meet regulatory requirements. In 2000, there were 11 vessels drydocked at an aggregate cost of $2.4 million compared to ten vessels drydocked in 1999 at an aggregate cost of $2.6 million.

      Substantially all of our tax provision is for deferred taxes. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

      We believe that our current reserves of cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Currency Fluctuations and Inflation

      Substantially all of our operations are conducted overseas; therefore we are exposed to currency fluctuations and exchange rate risks. Contracts for vessels in the North Sea fleet are primarily denominated in British pounds as are substantially all of the operating costs. The North Sea fleet generated $57.6 million in revenues and $15.1 million in operating income for the year ended December 31, 2000. In 2000, the British pound/U.S. dollar exchange rate ranged from a high of £ = U.S. $1.66 to a low of £ = U.S. $1.40 with an average of £ = U.S. $1.52 for the year. As of March 5, 2001, the exchange rate was £ = U.S.$1.46.

      With the issuance of the Notes in June 1998, our debt is primarily denominated in U.S. dollars, while a substantial portion of our revenue continues to be generated in British pounds. We have evaluated these conditions and have determined that it is in our interest not to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

(i)	the cost of using such instruments in relation to the risks of currency fluctuations,
(ii)	the propensity for adjustments in British pounds denominated vessel day rates over time to compensate for changes in the purchasing power of British pounds as measured in U.S. dollars,
(iii)	the Company’s strong cash position substantially held in U.S. dollars,
(iv)	the level of dollar denominated borrowings available to the Company and
(v)	the conditions in the Company’s dollar generating regional markets.

      One or more of these factors may change and the Company, in response, may begin to use financial instruments to hedge risks of currency fluctuations.

      We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results. At December 31, 2000, we had several contracts to hedge specific obligations to make payments in Norwegian Kroner related to our current construction program. Based on the exchange rate on February 23, 2001, the unrealized gain from the hedge contracts totaled approximately $1.1 million. Upon delivery of the vessels, any exchange rate benefit (loss) would be reflected in the net purchase price of the vessels.

      Reflected in the accompanying balance sheet at December 31, 2000, is a $22.4 million cumulative translation adjustment primarily relating to the lower British pounds and Norwegian Kroner exchange rate as of December 31, 2000 in comparison to the exchange rate when we invested capital in our subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated inter-company loans.

      To date, general inflationary trends have not had a material effect on our operating revenues or expenses. One of the major consumables for the fleet is diesel fuel, the price of which has escalated significantly over the last year. Except for one contract which has a cost flow-through provision, fuel is provided by our customers; therefore, escalating fuel prices have not and will not adversely affect our operating cost structure.

Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. We have implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The cumulative effect of adoption of these new accounting standards will not have a significant impact on our results of operations.

Forward-Looking Statements

      This Form 10-K, particularly the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on the oil and natural gas industry, delay or cost overruns on construction projects, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, assumptions concerning competition and risks of currency fluctuations and other matters. There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

      Our financial instruments that are potentially sensitive to changes in interest rates include the Notes, which are due June 1, 2008. They have a stated interest rate of 8.75% and an effective interest rate of 8.8%. At December 31, 2000, the fair value of these notes, based on quoted market prices, was approximately $121.9 million, as compared to a carrying amount of $129.7 million.

Exchange Rate Sensitivity

      Other than trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency exchange rates. Other information required under Item 7A has been provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of GulfMark Offshore, Inc.:

      We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc., and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Houston, Texas
February 23, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GulfMark Offshore, Inc.:

      We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc., a Delaware corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GulfMark Offshore, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas
March 8, 2000

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2000	1999

	(In thousands)

CURRENT ASSETS:

Cash and cash equivalents	$34,691	$28,650

Accounts receivable, net	22,136	19,639

Prepaids and other	1,669	1,365

Total current assets	58,496	49,654

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $45,101,000 in 2000 and $40,087,000 in 1999	182,628	195,358

INVESTMENT IN UNCONSOLIDATED VENTURE	690	566

GOODWILL, net of accumulated amortization	16,146	18,062

OTHER ASSETS	5,954	6,942

	$263,914	$270,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term borrowings and current portion of long-term debt	$45	$55

Accounts payable	6,183	8,638

Accrued personnel costs	1,148	1,185

Accrued interest expense	952	947

Other accrued liabilities	3,015	3,057

Total current liabilities	11,343	13,882

LONG-TERM DEBT	130,097	130,128

DEFERRED TAXES AND OTHER	24,887	21,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value; 2,000,000 shares authorized; no shares issued	—	—

Common stock, $0.01 par value; 15,000,000 shares authorized; 8,162,742 and 8,136,830 shares issued and outstanding, respectively	82	81

Additional paid-in capital	63,063	62,913

Retained earnings	56,828	48,921

Cumulative translation adjustment	(22,386)	(7,237)

Total stockholders’ equity	97,587	104,678

	$263,914	$270,582

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2000	1999	1998

	(In thousands, except per share amounts)

REVENUES	$77,702	$72,258	$86,194

COST AND EXPENSES:

Direct operating expenses	34,060	34,127	30,881

Bareboat charter expense	6,661	7,089	3,221

General and administrative expenses	6,328	6,087	5,718

Depreciation and amortization	12,613	12,420	11,345

	59,662	59,723	51,165

OPERATING INCOME	18,040	12,535	35,029

OTHER INCOME (EXPENSES):

Interest expense	(12,239)	(11,388)	(9,425)

Interest income	1,508	1,887	1,217

Loss from unconsolidated venture	(214)	(865)	—

Minority interest	—	—	(152)

Gain on sale of assets	3,651	—	—

Gain on sale of joint venture interest	—	—	2,930

Other	217	—	6

	(7,077)	(10,366)	(5,424)

INCOME BEFORE INCOME TAXES	10,963	2,169	29,605

INCOME TAX PROVISION	3,056	308	8,816

NET INCOME	$7,907	$1,861	$20,789

EARNINGS PER SHARE:

Basic	$0.97	$0.23	$2.58

Diluted	$0.95	$0.22	$2.52

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	8,163	8,129	8,047

Diluted	8,326	8,271	8,255

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2000

	Common
	Stock at	Additional		Cumulative	Total
	$0.01 Par	Paid-In	Retained	Translation	Stockholders'
	Value	Capital	Earnings	Adjustment	Equity

	(In thousands)

Balance at December 31, 1997	79	60,487	26,271	(1,565)	85,272

Net income	—	—	20,789	—	20,789

Issuance of common stock	2	2,325	—	—	2,327

Translation adjustment	—	—	—	102	102

Balance at December 31, 1998	81	62,812	47,060	(1,463)	108,490

Net income	—	—	1,861	—	1,861

Issuance of common stock	—	101	—	—	101

Translation adjustment	—	—	—	(5,774)	(5,774)

Balance at December 31, 1999	81	62,913	48,921	(7,237)	104,678

Net income	—	—	7,907	—	7,907

Issuance of common stock	1	150	—	—	151

Translation adjustment	—	—	—	(15,149)	(15,149)

Balance at December 31, 2000	$82	$63,063	$56,828	$(22,386)	$97,587

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2000	1999	1998

	(In thousands)

Net income	$7,907	$1,861	$20,789

Comprehensive income (loss):

Foreign currency gain (loss), net of tax of $(6,492), $(2,475), and $44	(15,149)	(5,774)	102

Total comprehensive income (loss)	$(7,242)	$(3,913)	$20,891

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,907	$1,861	$20,789

Adjustments to reconcile income from operations to net cash provided by operations —

Depreciation and amortization	12,613	12,420	11,345

Amortization of deferred financing costs	570	551	887

Deferred and other income tax provision	2,983	159	8,523

Gain on sale of equipment	(3,651)	—	—

Gain on sale of joint venture interest	—	—	(2,930)

Minority interest	—	—	152

Change in operating assets and liabilities —

Accounts receivable	(3,629)	(404)	(6,610)

Prepaids and other	(370)	812	(1,801)

Accounts payable	(1,485)	1,750	2,493

Other accrued liabilities	(546)	(104)	380

Other, net	(43)	(669)	(757)

Net cash provided by operating activities	14,349	16,376	32,471

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of vessels and equipment	(12,330)	(17,107)	(38,345)

Expenditures for drydocking and main engine overhaul	(2,360)	(2,632)	(1,344)

Proceeds from disposition of equipment	8,450	—	—

Investment in Brovig	—	—	(25,543)

Proceeds from sale of joint venture interest	—	—	3,090

Net cash used in investing activities	(6,240)	(19,739)	(62,142)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt, net of direct financing costs	—	—	156,162

Repayments of debt	(41)	(55)	(120,366)

Proceeds from issuance of stock, net of offering costs	151	101	679

Net cash provided by financing activities	110	46	36,475

Effect of exchange rate changes on cash	(2,178)	(40)	(682)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,041	(3,357)	6,122

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,650	32,007	25,885

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,691	$28,650	$32,007

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid, net of interest capitalized	$11,275	$10,793	$7,832

Income taxes paid (refunded), net	$(147)	$146	$947

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      GulfMark Offshore, Inc., (“GulfMark” or the “Company”) owns and operates offshore support vessels, principally in the North Sea, Southeast Asia, Brazil and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

Principles of Consolidation

      The consolidated financial statements include the accounts of GulfMark and its majority owned subsidiaries. Investments in unconsolidated ventures are accounted for using the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated.

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

Liquidity

      The Company’s management currently expects that its cash flow from operations in combination with cash on hand and other sources will be sufficient to satisfy the Company’s short-term and long-term working capital needs, planned investments, capital expenditures, debt and other payment obligations.

Vessels and Equipment

      Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In 2000, 1999, and 1998, interest of $0.1 million, $1.0 million, and $1.6 million was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in the consolidated statements of income for 2000, 1999, and 1998 are $3.3 million, $3.7 million, and $4.7 million, respectively, for costs for maintenance and repairs.

Investments

      In 1999 the Company entered into a joint venture with another operator which has bareboat chartered the Torm Heron from Sanko Steamship Co., Ltd of Japan (“Sanko”) for a three-year period commencing in 1999. The Company records its 50% interest in the joint venture using the equity method of accounting.

Other Assets

      Other assets consist primarily of deferred drydocking costs and deferred financing costs. Costs incurred in connection with drydocking are capitalized and amortized over approximately a two to three year period, which

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates the period between required drydockings. Deferred financing costs are amortized over the expected term of the related debt.

Goodwill

      Goodwill primarily relates to the Brovig acquisition completed in 1998 and is being amortized over 40 years. Accumulated amortization at December 31, 2000 and 1999 totaled $1.1 million and $0.8 million, respectively. Management periodically reviews goodwill to assess recoverability. Any impairment would be recognized in operating results if a permanent decline in value were to occur.

Earnings Per Share

      Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands except per share data):

	Year ended December 31, 2000

			Per Share
	Income	Shares	Amount

Income from continuing operations per share, basic	$7,907	8,163	$0.97

Dilutive effect of common stock options	—	163

Income from continuing operations per share, diluted	$7,907	8,326	$0.95

	Year ended December 31, 1999

			Per Share
	Income	Shares	Amount

Income from continuing operations per share, basic	$1,861	8,129	$0.23

Dilutive effect of common stock options	—	142

Income from continuing operations per share, diluted	$1,861	8,271	$0.22

	Year ended December 31, 1998

			Per Share
	Income	Shares	Amount

Income from continuing operations per share, basic	$20,789	8,047	$2.58

Dilutive effect of common stock options	—	208

Income from continuing operations per share, diluted	$20,789	8,255	$2.52

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

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likelihood and amount of future taxable income is included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements.

Foreign Currency Translation

      Assets and liabilities of the Company’s foreign affiliates, other than those located in highly inflationary countries, are translated at year-end exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of stockholders’ equity, except for those associated with highly inflationary countries, which are reported directly in the consolidated statements of income. Transaction gains and losses are reported directly in the consolidated statements of income.

Concentration of Credit Risk

      The Company extends credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. The Company’s policy is to manage its exposure to credit risk through credit approvals and limits. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 2000 and 1999, the Company’s allowance for doubtful accounts was $65,000.

Recent and Pending Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. The Company has implemented the appropriate systems and processes to adopt these statements effective January 1, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The cumulative effect of adoption of these new accounting standards will not have a significant impact on our results of operations.

Reclassifications

      Certain reclassifications of prior year information have been made to conform with current year presentation.

(2) VESSEL ACQUISITIONS

During 2000, the Company entered into an agreement with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. As of December 31, 2000, progress payments totaling $9.6 million had been made. Funding for this new build program is anticipated to come from existing cash and future cash flows supplemented by proceeds from the Company’s existing credit facility.

VESSEL	DELIVERY DATE

UT 755L (Highland Fortress)	Q3 2001

TBN UT 745	Q1 2002

TBN UT 745	Q1 2002

TBN UT 755	Q4 2002

TBN UT 722L	Q4 2002

TBN UT 755L	Q1 2003

TBN UT 755	Q2 2003

TBN UT 722L	Q3 2003

TBN UT 722L	Q4 2003

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with these contracts, the Company entered into contracts to purchase Norwegian Kroner in amounts matching the committed funding requirements. Based on the exchange rate on February 23, 2001, the unrealized gain from the hedge contracts totaled approximately $1.1 million. Upon delivery of the vessels, any exchange rate benefit (loss) would be reflected in the net purchase price of the vessels.

(3) BROVIG SUPPLY ACQUISITION

      Beginning in the fourth quarter of 1997, the Company began acquiring shares of common stock in Brovig Supply, ASA, (“Brovig”) a publicly traded ship-owning company in Norway which owned five vessels operating in the North Sea. As of December 31, 1997, the Company had acquired approximately 25% of the outstanding stock at a cost of approximately $8.4 million. For the year ended December 31, 1997, the Company’s share of Brovig’s earnings using the equity method of accounting was not material to the Company’s consolidated results of operations. On February 10, 1998, the Company acquired additional shares of Brovig such that its total ownership was approximately 96.1%. The balance of the shares was acquired on March 26, 1998. Total consideration paid was approximately $73.0 million.

      The consolidated financial statements included herein reflect the results of Brovig from February 10, 1998. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred at the beginning of the period. This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1998 or of results which may occur in the future.

Year Ended December 31,
(In thousands, except per share amounts)
1998

Revenues	$88,048

Operating income	35,449

Net income	20,761

Per share data:

Net income (basic)	$2.58

Net income (diluted)	2.51

(4) SALE OF JOINT VENTURE INTEREST

      During July 1998, the Company sold, for approximately $3.1 million cash, its interest in a 51% owned joint venture, SeaMark Ltd., which operated two bareboat chartered vessels in Southeast Asia. The after tax gain from the transaction of approximately $1.9 million ($0.23 per diluted share) is included in the Company’s results for the year ended December 31, 1998.

(5) LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2000 and 1999, consisted of the following:

	2000	1999

	(In thousands)
8.75% Senior Notes due 2008, interest payable semi-annually	$130,000	$130,000

Loan facility payable in British pounds; maximum of £380,000 ($567,000) for purchase and completion of Aberdeen office building; facility to be repaid in 120 equal monthly payments beginning June 1998; interest at 2.25% over lending bank’s LIBOR rate (9.23% as of December 31, 2000)	463	546

	130,463	130,546

Less: Current maturities of long-term debt	(45)	(55)

Debt discount, 8.75% Senior Notes due 2008, net	(321)	(363)

	$130,097	$130,128

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of scheduled debt maturities by year (in thousands):

2001		$45

2002		49

2003		53

2004		58

2005		64

Thereafter		130,194

	Total	$130,463

8.75% Senior Notes Due 2008

      The Company has an aggregate principal of $130 million of 8.75% Senior Unsecured Notes which mature on June 1, 2008 issued at a discount to yield 8.8%. The market value of the Notes is potentially sensitive to changes in interest rates. At December 31, 2000, the fair value of the Notes, based on quoted market prices, was approximately $121.9 million, as compared to a carrying amount of $129.7 million, net of discount.

Interest on the Notes is payable semi-annually on June 1 and December 1 of each year through June 1, 2008. Up to 35% of the Notes may be redeemed prior to June 1, 2001, at the option of the Company at a price of 108.75% with proceeds from a public equity offering. Otherwise, the Notes are not redeemable until June 1, 2003. Thereafter, at the Company’s option, the Notes are subject to redemption in whole or in part, at redemption prices expressed as a percentage of principal amounts plus accrued and unpaid interest, if any, to the redemption date. If redeemed during the twelve month period beginning on June 1 of the years indicated below, the redemption amount is as follows:

Year	Percentage
2003	104.375%

2004	102.917%

2005	101.458%

2006 and thereafter	100.000%

      The Company incurred approximately $4.8 million of costs associated with the sale of the Notes. These debt issuance costs are included in other assets in the consolidated balance sheets and are being amortized over the term of the Notes. The Notes were issued under an indenture (the “Indenture”) between the Company and State Street Bank and Trust Company, N.A., as Trustee. The Indenture contains covenants including, among other provisions, limitations on the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.

Bank Credit Facility

      The Company maintains a multi-currency reducing revolving credit facility (the “Credit Facility”) with certain banks (the “Lenders”) for a total of $75 million. The Credit Facility contains an unsecured tranche and a secured tranche. As of December 31, 2000, none of the Credit Facility has been drawn.

      Tranche 1 is available for general corporate purposes and is unsecured. The maximum committed amount is $30 million. Interest accrues under Tranche 1 at LIBOR plus a margin ranging from 1.0% to 1.375% per annum based upon the Company’s ratio of funded debt to total capitalization (“Leverage Ratio”).

      Tranche 2 is available to finance the acquisition of (i) up to 50% of the acquisition costs of shares in another company (a “Share Acquisition”) or (ii) up to 65% of the purchase price or cost of a vessel (a “Vessel Acquisition”). Drawings under Tranche 2 will be secured, in the case of a Share Acquisition, by the capital stock of the acquired company or, in the case of a Vessel Acquisition, (i) by a first priority mortgage, (ii) by an assignment of earnings and insurance and (iii) by an assignment of charters over one year. The maximum committed amount under Tranche 2 is $45 million. The interest rate on Tranche 2 is LIBOR plus a margin ranging from 0.80% to 1.25% per annum as determined by the Company’s Leverage Ratio. Both tranches begin to reduce September 8, 2001. Each quarter thereafter, the Credit Facility will further reduce such that the Credit Facility is fully reduced by June 8, 2003.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at a rate of 0.5% per annum on the average unfunded portion of the Credit Facility.

      The Credit Facility also requires the Company, on a consolidated basis, to not exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. At December 31, 2000, the Company was in compliance with all of the covenants of this agreement. There can be no assurance that the Company will meet the covenant requirements in future periods as compliance is dependent on the results of operations, nor can there be any assurance that waivers will be available under the agreement.

(6) INCOME TAXES

      Income from operations before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,

	2000	1999	1998

U.S	$(5,209)	$(3,281)	$(2,741)

Foreign	16,172	5,450	32,346

	$10,963	$2,169	$29,605

      The components of the Company’s tax provisions attributable to income from operations are as follows as of December 31, (in thousands):

	2000			1999			1998

		Deferred			Deferred			Deferred
	Current	and Other	Total	Current	and Other	Total	Current	and Other	Total

U.S	$—	$54	$54	$—	$19	$19	$37	$2,856	$2,893

Foreign	73	2,929	3,002	149	140	289	256	5,667	5,923

	$73	$2,983	$3,056	$149	$159	$308	$293	$8,523	$8,816

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 2000 and 1999 are as follows:

	December 31,

	2000	1999

	(In thousands)
Deferred tax assets —

Net operating loss carryforwards	$6,822	$6,678

Non-deductible accruals	5,812	4,574

	12,634	11,252

Deferred tax liabilities —

Depreciation	(23,364)	(20,422)

Foreign income not currently recognizable	(13,292)	(10,898)

Other	(865)	(1,826)

	(37,521)	(33,146)

Net deferred tax liability	$(24,887)	$(21,894)

      The difference between the provision at the statutory U.S. federal income tax rate and the tax provision attributable to income from continuing operations in the accompanying Consolidated Financial Statements is analyzed as follows:

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	1999	1998

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%

Effect of international operations	(7.3)	(25.3)	(4.2)

Impact of permanent differences	1.2	5.5	—

	27.9%	14.2%	29.8%

      As of December 31, 2000, the Company had the following carryforward losses and credits for income tax purposes that are, subject to certain limitations, available to offset future taxable income (in thousands):

	Amount	Expiration

U.S. tax purposes —

Net operating losses	$6,782	2019

Foreign tax purposes —

Net operating losses	$15,053	Indefinite

      During 2000, the United Kingdom instituted an optional change in its taxation rules related to shipping companies by implementing a tonnage tax. The tonnage tax would replace traditional income tax with a tax based on the carrying capacity of qualifying vessels. The Company is currently reviewing the eligibility requirements and the potential impact of this tax law change before determining whether it can or should elect to participate in the tonnage tax.

(7) COMMITMENTS AND CONTINGENCIES

      During 1997, the Company entered into agreements to bareboat charter two anchor handling, towing, supply vessels from Sanko for a three-year period. The first vessel, the Leopard Bay, was delivered during the second quarter of 1998 and the second vessel, the Torm Heron, was delivered in the second quarter of 1999. The Torm Heron is operated pursuant to a 50/50 joint venture between the Company and Torm U.K. Limited. Additionally, the Company has entered into agreements to bareboat charter two platform supply vessels, the Mercury Bay (July 1998) and the Monarch Bay (October 1998), from Sanko for similar three-year terms. The latter two vessels are similar to the Company’s Highland Piper and Highland Drummer. During 2000, Sanko sold its ownership interest in each of these vessels but maintained an interest in the vessels pursuant to a bareboat charter agreement with the new owner in order to fulfill its obligation to charter the vessels to GulfMark. Each of the Company’s bareboat charter agreements contains a provision allowing the Company, at its discretion, to extend the period by 2 one-year periods. During 2000, the Company exercised the first option period for the Leopard Bay.

      On February 1, 1999, the Company agreed to an arrangement between a bank and the owner of the Clwyd Supporter and the Sefton Supporter, (the “Vessels”) whereby under certain circumstances, the bank would have the right to put the Vessels to the Company. The Vessels are currently under contract in the North Sea through July 2001. At that time, the bank shall have the right to put the Vessels to the Company at a maximum total cost of £6 million ($9.0 million). All cash flow generated from the operations of the Vessels is restricted to the operations of such Vessels or the repayment of the loan balance as long as the debt is outstanding. The put price would be reduced to the extent the owner’s outstanding mortgage on the Vessels, less restricted cash on hand, is less than £6 million. Additionally, in connection with this agreement, in July 2001, the Company has the right to call the Vessels for a like amount. In the event that neither the put nor the call are exercised, in July 2001, the Company will be entitled to a fee of £0.5 million ($0.7 million).

At December 31, 2000, the Company had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 2000, 1999 and 1998 was $355,000, $368,000, and $376,000, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

2001	$155

2002	35

2003	19

2004	14

2005 & thereafter	—

Total	$223

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

      During 1997, the Company was spun-off from its predecessor. In conjunction with that transaction, the Company agreed to indemnify its predecessor against liabilities for claims and litigation relating to periods prior to May 1, 1997. The Company has established accruals and maintains insurance, which it believes to be adequate to cover such claims. Management believes that claims, if any, will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(8) STOCKHOLDERS’ EQUITY

      Under the terms of the Company’s Amended and Restated 1993 Non-Employee Director Stock Option Plan (the “Director Plan”), options to purchase 10,000 shares of the Company’s Common Stock were granted to each of the Company’s five non-employee directors in 1993, 1996 and 1999. Additionally, options to purchase 10,000 shares of Common Stock are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. In May 1996, the number of shares reserved for issuance under this Plan was increased from 100,000 to 400,000. The options are for a term of ten years.

      Under the terms of the Company’s 1987 Employee Stock Option Plan (the “1987 Employee Plan”), options were granted to employees to purchase the Company’s Common Stock at specified prices. The 1987 Employee Plan also provides for stock appreciation rights (“SARS”) that give the optionee the right, subject to certain conditions, to surrender an option and receive cash and/or shares of Common Stock having a value equal to the appreciation from date of grant of such option. On May 20, 1997, the 1987 Employee Plan expired and, therefore, as of December 31, 1998, no additional shares were reserved for granting of options under this plan.

      In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan (the “1997 Plan”), which replaced the 1987 Employee Plan. A maximum of 200,000 shares are reserved for issuance of options or awards of restricted stock under this plan. In May 2000, the stockholders approved an increase in the number of shares available under this plan by an incremental 150,000 shares. Stock options generally become exercisable in 1/3 increments over a three year period and to the extent not exercised, expire on the tenth anniversary of the date of grant.

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of
Year	420,208	$11.80	314,674	$10.54	472,577	$5.05

Granted	69,000	14.48	130,750	15.19	49,500	32.63

Exercised	(49,138)	3.05	(13,465)	7.55	(207,403)	3.30

Forfeitures	—	—	(11,751)	20.71	—	—

Outstanding at end of year	440,070	$13.20	420,208	$11.80	314,674	$10.54

Weighted average fair value of options granted
during the year		$6.61		$7.34		$11.75

Exercisable shares and weighted average exercise price as of December 31, 2000					305,736	$15.73

Shares available for future grants as of December 31, 2000					246,810

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2000:

		Weighted
	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price

$3.00 to $7.94	154,570	$5.12

$13.16 to $20.12	240,500	$14.76

$32.63	45,000	$32.63

	440,070	$13.20

      Historically, the Company has used stock options as a long-term incentive for its employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), no compensation expense has been recognized in the accompanying financial statements.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by APB No. 25. The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options. In accordance with APB No. 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense has been recognized in the accompanying financial statements.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair-value method described above. The fair value for the 2000, 1999 and 1998 options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, respectively: risk-free interest rates of 6.0%, 5.5%, and 5.0%; a weighted average volatility factor of the expected market price of the Company’s stock of 0.50, 0.56, and 0.30; no expected dividends; and weighted average expected option lives of 4, 4, and 5 years.

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. Set forth below is a summary of the Company’s net income and earnings per share as reported and pro forma as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because, as provided by SFAS No. 123, only the effects of awards granted after 1994 are required to be considered in the pro forma calculations.

	2000		1999		1998

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

	(In thousands, except per share amounts)

Net income	$7,907	$7,464	$1,861	$1,413	$20,789	$20,635

Earnings per common share (basic)	$0.97	$0.91	$0.23	$0.17	$2.58	$2.56

Earnings per common share (diluted)	$0.95	$0.90	$0.22	$0.17	$2.52	$2.50

Preferred Stock

      The Company is authorized by its Certificate of Incorporation to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) SUBSEQUENT EVENT

      On December 20, 2000, the Company purchased for its short term investment account $5.3 million principal amount of commercial paper issued by Pacific Gas & Electric Company (“PG&E”). On the purchase date, the PG&E commercial paper was rated investment grade by Standard & Poor’s (A-1) and Moody’s (Prime). Subsequent to year end, PG&E’s ratings were dropped below investment grade and on January 19, 2001, the principal amount plus accrued interest of $30,000 came due. PG&E failed to pay the maturing debt and is now in default. The California legislature has been working on a solution to the current energy crisis in that state and several proposals have been made that would likely allow for rating agencies to upgrade PG&E which would allow it to access the market to obtain the needed funding to repay its defaulted obligations. Presently, the Company is closely monitoring the situation, but is unable to determine when, or if, the debt of PG&E will be paid. Based on information presently available, the Company does not expect that the outcome of this matter will have a material adverse effect on its business or financial position.

(10) OPERATING SEGMENT INFORMATION

Business Segments

      The operations of GulfMark Offshore, Inc. are contained in a single business segment —offshore marine services. The business operates offshore support vessels, principally in the North Sea, Southeast Asia, Brazil and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

Geographic Regions

      Information by geographical area is based on the location where services were performed. General corporate expenses incurred in the United States have not been allocated to foreign operations for purposes of this disclosure.

	United	Europe			West Africa
	States	(Primarily UK)	Far East	Brazil	and Other	Total

	(In thousands)

2000 —

Revenues	$—	$49,027	$16,762	$8,563	$3,350	$77,702

Long-lived assets	323	128,288	40,875	11,651	—	182,628

1999 —

Revenues	$—	$49,919	$11,602	$6,056	$4,681	$72,258

Long-lived assets	80	155,267	27,428	12,583	—	195,358

1998 —

Revenues	$—	$61,936	$21,246	$2,005	$1,007	$86,194

Long-lived assets	13,624	161,691	16,838	462	—	192,615

Major Customers

      For the years ended December 31, 2000, 1999, and 1998, the Company had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on the Company’s financial condition and results of operations until new charters are obtained.

	For the year ended
	December 31,

	2000	1999	1998

Customer A	18.2%	15.2%	‹ 10%

Customer B	11.2%	‹ 10%	‹ 10%

Customer C	‹ 10%	12.8%	‹ 10%

Customer D	‹ 10%	‹ 10%	14.6%

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) UNAUDITED QUARTERLY FINANCIAL DATA

      Summarized quarterly financial data for the two years ended December 31, 2000, are as follows (in thousands except for per share amounts). Certain unaudited quarterly information for the year ended December 31, 1999, has been reclassified to conform with audited annual presentation.

	Quarter
	First	Second	Third	Fourth

2000

Revenues	$14,413	$20,039	$20,968	$22,282

Operating Income (loss)	(14)	4,817	5,988	7,249

Net Income (loss)	(2,152)	1,413	5,301	3,345

Per share (basic)	(0.26)	0.17	0.65	0.41

Per share (diluted)	(0.26)	0.17	0.63	0.40

1999

Revenues	$21,127	$19,622	$18,502	$13,007

Operating Income (loss)	6,418	4,469	3,385	(1,737)

Net Income (loss)	2,908	1,803	564	(3,414)

Per share (basic)	0.36	0.22	0.07	(0.42)

Per share (diluted)	0.35	0.22	0.07	(0.42)

ITEM 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      On Form 8-K dated April 14, 2000, we reported a change in our certifying accountants from Arthur Andersen LLP to Ernst & Young LLP. There were no disagreements with the company’s certifying accountants.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant(1)

ITEM 11.   Executive Officer Compensation(1)

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management(1)

ITEM 13.   Certain Relationships and Related Transactions(1)

(1) The information required by ITEMS 10, 11, 12 and 13 will be included in our definitive proxy statements to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year and is hereby incorporated by reference herein.

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

      (3) Exhibits

Incorporated by Reference from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation	Form S-4, Registration No. 333-24141 March 28, 1997

3.2	Certificate of Amendment to Certificate of Incorporation	Form S-4, Registration No. 333-24141 March 28, 1997

3.3	Bylaws	Form S-4, Registration No. 333-24141 March 28, 1997

4.1	See Exhibit Nos. 3.1 and 3.2 for provisions of the Certificate of Incorporation and Exhibit 3.3 for provisions of the Bylaws of the Company defining the rights of the holders of Common Stock	Form S-4, Registration No. 333-24141 March 28, 1997

4.2	Specimen Certificate for the Company’s Common Stock, $0.01 par value	Form S-1, Registration No. 333-31139 July 11, 1997

4.3	Indenture dated June 8, 1998, among the Company as Issuer and State Street Bank and Trust Company as Trustee including a form of the Company’s 8.75% Senior Notes due 2008	Form S-4, Registration No. 333-59415

Incorporated by Reference from the
Exhibits	Description	Following Documents

4.4	Registration Rights Agreement dated as of June 8, 1998 among the Company, Lehman Brothers, Chase Securities, Inc., Jefferies & Company, Inc. and the Robinson-Humphrey Company	Form S-4, Registration No. 333-59415

10.1	GulfMark International, Inc. 1987 Stock Option Plan*	Form S-4, Registration No. 333-24141

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.4	Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.6	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.7	GulfMark International, Inc., Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.8	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.9	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.10	Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.11	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.12	Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.13	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International Inc. Director Stock Option Agreements)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.14	Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.15	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

Incorporated by Reference from the
Exhibits	Description	Following Documents

10.16	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Form 10-K, March 25, 1999

10.17	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Form 10-K, March 25, 1999

10.18	Tax Allocation and Indemnification Agreement dated April 30, 1997 made by and among GulfMark International, Inc., GulfMark Offshore, Inc. and Energy Ventures, Inc.	Form S-1, Registration No. 333-31139 July 11, 1997

10.19	Multicurrency Revolving Loan Agreement dated June 8, 1998 among the Company, Christiania Bank og Kreditkasse ASA, The Chase Manhattan Bank, London Branch and others named therein	Form 10-Q, August 12, 1998

10.20	Employment Agreement dated July 1, 2000, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Form 10-Q, August 11, 2000

10.21	Employment Agreement dated July 6, 1999, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr *	Form 10-Q, August 13, 1999

10.22	Employment Agreement dated July 1, 1999, made by and between GM Offshore, Inc. and John E. Leech *	Form 10-Q, November 9, 1999

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of Arthur Andersen LLP	Filed herewith

*This contract is a management contract or compensatory plan.

(b) Reports on Form 8-K

      On October 31, 2000 we filed a report on Form 8-K announcing the release of our results of operations for the quarter ended September 30, 2000.

      On November 20, 2000 we filed a report on Form 8-K announcing a seven vessel new construction program.

      On December 5, 2001 we filed a report on Form 8-K announcing our forward contract coverage.

      On January 26, 2001, we filed a report on Form 8-K announcing Pacific Gas & Electric Company failed to pay the maturing debt on Commercial Paper.

      On February 13, 2001, we filed a report on Form 8-K announcing an update to our contract coverage report.

      On February 27, 2001, we filed a report on Form 8-K announcing the release of our results of operations for the quarter and year ended December 31, 2000.

      On March 8, 2001, we filed a report on Form 8-K announcing the acquisition of a platform supply vessel and certain organizational matters.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)

By:	/s/ BRUCE A. STREETER Bruce A. Streeter President and Director (Principal Executive Officer)

Date: March 16, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ BRUCE A. STREETER Bruce A. Streeter	President and Director (Principal Executive Officer)	March 16, 2001

/s/ EDWARD A. GUTHRIE, JR. Edward A. Guthrie, Jr.	Executive Vice President, Finance (Principal Financial Officer)	March 16, 2001

/s/ KEVIN D. MITCHELL Kevin D. Mitchell	Controller (Principal Accounting Officer)	March 16, 2001

/s/ DAVID J. BUTTERS David J. Butters	Director	March 16, 2001

/s/ NORMAN G. COHEN Norman G. Cohen	Director	March 16, 2001

/s/ MARSHALL A. CROWE Marshall A. Crowe	Director	March 16, 2001

/s/ LOUIS S. GIMBEL, 3RD Louis S. Gimbel, 3rd	Director	March 16, 2001

/s/ SHELDON S. GORDON Sheldon S. Gordon	Director	March 16, 2001

/s/ ROBERT B. MILLARD Robert B. Millard	Director	March 16, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description

21.1	Subsidiaries of GulfMark Offshore, Inc.

23.1	Consent of Ernst & Young LLP

23.2	Consent of Arthur Andersen LLP