Form 10-Q
period 2001-03-31
GULFMARK OFFSHORE INC
filed 2001-05-08
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 8, 2001: 8,189,320.

           (Exhibit Index Located on Page 19)

                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated, have been made. Certain information relating to the Company's organization and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,     December 31,
                                                                          2001             2000
                                                                     -----------      ------------
                                                                      (Unaudited)      (Audited)
                                  ASSETS                                     (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    $   34,322       $    34,691
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .        23,156            22,136
  Prepaids and other . . . . . . . . . . . . . . . . . . . . . . .         1,563             1,669
                                                                         -------        ----------
     Total current assets. . . . . . . . . . . . . . . . . . . . .        59,041            58,496

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $45,818,000 (unaudited) in 2001 and $45,101,000 in 2000. . . .       178,034           182,628

INVESTMENT IN UNCONSOLIDATED VENTURE . . . . . . . . . . . . . . .           529               690
GOODWILL, NET. . . . . . . . . . . . . . . . . . . . . . . . . . .        15,397            16,146
OTHER ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . .        10,225             5,954
                                                                         -------          --------
                                                                      $  263,226       $   263,914
                                                                        ========          ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current portion of long-term debt  . .    $       45       $        45
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         4,231             6,183
  Accrued personnel costs. . . . . . . . . . . . . . . . . . . . .           943             1,148
  Accrued interest expense . . . . . . . . . . . . . . . . . . . .         3,791               952
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . .         2,908             3,015
                                                                        --------          --------
     Total current liabilities . . . . . . . . . . . . . . . . . .        11,918            11,343
                                                                        --------          --------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .       130,074           130,097

DEFERRED TAXES AND OTHER . . . . . . . . . . . . . . . . . . . . .        28,777            24,887

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued. . . . . . . . . . . . . . . . . . . . . . . . .            --                --
 Common stock, $.01 par value; 15,000,000 shares authorized
    8,162,742, and 8,189,320 shares issued and outstanding,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . .            82                82
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .        63,097            63,063
  Retained earnings . . . . . . . .. . . . . . . . . . . . . . . .        59,413            56,828
  Cumulative translation adjustment. . . . . . . . . . . . . . . .       (30,135)          (22,386)
                                                                        --------          --------
    Total stockholders' equity . . . . . . . . . . . . . . . . . .        92,457            97,587

                                                                      $  263,226       $   263,914
                                                                        ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                              Three Months Ended
                                                                           March 31
                                                                   ---------------------
2001           2000
                                                                   ------         ------

                                                          (In thousands, except per share amounts)
REVENUES . . . . . . . . . . . . . . . . . . . . . . .           $ 20,992       $ 14,413
COSTS AND EXPENSES:
   Direct operating expenses . . . . . . . . . . . . .              8,592          7,971
   Bareboat charter expense. . . . . . . . . . . . . .              1,575          1,756
   General and administrative expenses . . . . . . . .              1,554          1,607
   Depreciation and amortization . . . . . . . . . . .              3,155          3,093
                                                                  -------        -------
                                                                   14,876         14,427
                                                                  -------        -------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . . .              6,116            (14)

OTHER INCOME (EXPENSES):
  Interest expense . . . . . . . . . . . . . . . . . .             (2,805)        (3,140)
  Interest income  . . . . . . . . . . . . . . . . . .                414            326
  Loss from unconsolidated venture . . . . . . . . . .                (61)          (359)
  Other............. . . . . . . . . . . . . . . . . .                (90)            69
                                                                  -------        -------
                                                                   (2,542)        (3,104)
                                                                  -------        -------
Income (Loss) before taxes . . . . . . . . . . . . . .              3,574         (3,118)
INCOME TAX (PROVISION) BENEFIT . . . . . . . . . . . .               (989)           966
                                                                  -------        -------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .           $  2,585       $ (2,152)
                                                                  =======        =======
BASIC EARNINGS PER SHARE:
 Net Income (Loss) . . . . . . . . . . . . . . . . . .           $   0.32       $  (0.26)
                                                                  -------        -------

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC). . . . . .              8,189       $  8,140
                                                                  =======        =======

DILUTED EARNINGS PER SHARE:
  Net Income (Loss). . . . . . . . . . . . . . . . . .           $   0.31       $  (0.26)
                                                                  -------        -------

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED). . . . .              8,440          8,140
                                                                  =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                                                             Three Months Ended
                                                                                  March 31
                                                                             -------------------
                                                                              2001         2000
                                                                             -------     -------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)......................................................   $   2,585    $  (2,152)

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization..........................................       3,155        3,093
  Deferred and other income tax provision................................         971         (956)

  Change in operating assets and liabilities:
    Accounts receivable..................................................      (2,222)       2,472
    Prepaids and other...................................................          50         (530)
    Accounts payable.....................................................      (1,320)      (1,195)
    Other accrued liabilities............................................       2,596        2,223
  Other, net.............................................................         325          433
                                                                             --------     --------
    Net cash provided by operating activities............................       6,140        3,388
                                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.....................................      (5,036)      (1,383)
  Expenditures for drydocking and main engine overhaul...................      (1,291)      (1,332)
                                                                             --------     --------
    Net cash used in investing activities................................      (6,327)      (2,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt.....................................................         (11)         (15)
  Proceeds form issuance of common stock.................................          35           75
                                                                             --------     --------
    Net cash provided by financing activities............................          24           60


Effect of exchange rate changes on cash..................................        (206)        (190)
                                                                             --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................        (369)         543

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.....................      34,691       28,650
                                                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...........................   $  34,322    $  29,193
                                                                             ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized...............................   $    (259)   $      12
                                                                             ========     ========
Income taxes paid........................................................   $      69     $     10
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

     The Company operates offshore support vessels, principally in the North Sea, Southeast Asia, Brazil and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended March 31, 2000, all options are excluded as their effect is anti-dilutive. The details of the EPS calculations for the three months ended March 31, 2001 are as follows (in thousands except per share data):


                                                        Three Months Ended
                                                          March 31, 2001
                                                  -----------------------------
                                                                      Per Share
                                                  Income    Shares      Amount
                                                  --------  --------  ---------
Net Income Per Share, Basic...................    $  2,585     8,189  $    0.32
                                                                      =========
Dilutive effect of common stock options.......          --       251
                                                  --------  --------
Net Income Per Share, Diluted.................    $  2,585     8,440  $    0.31
                                                  ========  ========  =========

(3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company has entered into forward contracts to hedge the payments related to the construction of vessels in Norway (See Note 5) denominated in Norwegian Krone to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. The adoption of SFAS 133 did not result in a material impact to the Company's consolidated financial statements.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to this item. The Company formally measures effectiveness of its hedging relationships both at the inception of the hedge and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. As of March 31, 2001, an unrealized loss of $3.8 million on the forward contracts, and an offsetting unrealized gain of $3.8 million on the underlying hedged transactions, were recorded as a liability and asset, respectively, in the consolidated financial statements.

(4) COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three months ended March 31, 2001 and 2000 are as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                               2001        2000
                                                            ----------  ----------
Net Income (Loss)......................................     $    2,585  $   (2,152)
Foreign currency translation adjustments,
  net of tax of $3,321 for 2001
  and $2,064 for 2000, respectively....................         (7,749)     (4,816)
                                                             ---------   ---------
Comprehensive Loss.....................................     $   (5,164) $   (6,968)
                                                             =========   =========

The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5) VESSEL ACQUISITIONS

     During 2000, the Company entered into an agreement with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. During the three month period ended March 31, 2001, progress payments totaling $4.0 million were made. Funding for this newbuild program is anticipated to come from existing cash and future cash flows supplemented by proceeds from the Company's existing credit facility. The vessel types and expected delivery dates are as follows:

         			  Expected
       Vessel                 Delivery Date
UT 755L (Highland Fortress)..... Q3 2001
UT 745  (Highland Navigator).... Q1 2002
TBN UT 745 ..................... Q1 2002
TBN UT 755 ..................... Q4 2002
TBN UT 722L .................... Q4 2002
TBN UT 755L..................... Q1 2003
TBN UT 755 ..................... Q2 2003
TBN UT 722L .................... Q3 2003
TBN UT 722L .................... Q4 2003


     Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 2001, $0.3 million was capitalized in connection with the construction of these vessels.

Shortly after the close of the quarter on April 3, 2001, the Company completed the acquisition of the 1982-built platform supply vessel, the Stirling Fyne (renamed the Highland Patriot) for approximately $6.9 million.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea and, with the exception of 5 vessels operating in Brazil and 2 vessels in West Africa, the balance of our operations are conducted in Southeast Asia. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 46 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 30 owned vessels, 4 bareboat chartered vessels, and 12 managed vessels.

     Our results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. Utilization and day rates, in turn, are influenced principally by the demand for vessel services from the exploration and production sectors of the oil and natural gas industry. This demand has historically been a function of the prices for oil and natural gas, with increased activity when prices are higher and decreased activity when prices fall. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry as well as the availability of capital to build new vessels to meet the changing market requirements. Although prices for oil and natural gas have remained high for the last several quarters, the level of exploration and development expenditures has not accelerated as quickly in the international markets as had been forecast.

     Our results of operations during the quarter ended March 31, 2001 reflect continued strong day rates and utilization, as demand for our vessels continued to improve. All our operating regions experienced significant improvement in their financial results, mainly attributable to increased drilling and construction activity in those regions.

     We bareboat charter vessels with revenues and operating expenses reported in the same income/expense categories as our owned vessels. The chartered vessels, however, incur bareboat charter fees instead of depreciation expense. Bareboat charter fees are generally higher than the depreciation expense on owned vessels of similar age and specification. The operating income realized from these vessels is therefore adversely affected by the higher costs associated with the bareboat charter fees. These vessels are included in calculating fleet day rates and utilization in the applicable periods.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should we undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For each of the three month periods ended March 31, 2001 and 2000, we drydocked five vessels. The total for drydocking expenditures during these quarters was steady at $1.3 million.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    2001         2000
                                                 ----------  ----------
Rates Per Day Worked (a)(b):
  North Sea Based Fleet (c)                      $   9,835   $   7,608
  Southeast Asia Based Fleet                         4,280       3,861
  Brazil Based Fleet                                 9,449       7,121

Overall Utilization (a)(b):
  North Sea Based Fleet (percent)                     93.9        78.4
  Southeast Asia Based Fleet(percent)                 81.9        53.8
  Brazil Based Fleet (percent)                        92.8        94.8

Average Owned/Chartered Vessels (a)(d)
  North Sea Based Fleet                               18.0        19.0
  Southeast Asia Based Fleet                          12.0        12.0
  Brazil Based Fleet                                   3.0         3.0
                                                  --------    --------
Total                                                 33.0        34.0
                                                  ========    ========

----------------------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea based fleet are primarily earned in Sterling (GBP) and have been converted to U.S. Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.458 and GBP=$1.608 for the quarters ended March 31, 2001 and 2000, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2001 with the Three Months Ended March 31, 2000.

     For the quarter ended March 31, 2001, net income was $2.6 million or $0.31 per share on revenues of $21.0 million. The net loss during the same period in 2000 was $2.2 million or $0.26 per diluted share on revenues of $14.4 million.

     Revenues for all of our regions showed a significant increase in the first quarter of 2001 when compared to the same quarter in 2000, due mainly to continued improvement in market conditions which began during mid 2000. The North Sea based fleet increased by $4.6 million or 44%, while the Southeast Asia based fleet increased by $1.4 million or 66%, and the Brazil based fleet increased by $0.5 million or 29%. The average North Sea day rate and utilization increased from $7,608 and 78.4%, respectively in the first quarter of 2000 to $9,835 and 93.9%, respectively in the current year's first quarter. Average day rates and utilization for Southeast Asia of $4,280 and 81.9%, respectively for the quarter ended March 31, 2001, were considerably higher than the $3,861 and 53.8%, respectively for the same quarter in 2000. Additionally, the Brazil based fleet day rates increased from $7,121 for the quarter ended March 31, 2000 to $9,449 for the same quarter in 2001. This increase more than offset the impact of the slight decrease in utilization from 94.8% in the first quarter of 2000 to 92.8% in the same 2001 quarter.

     Operating income increased $6.1 million between the quarter ended March 31, 2000 and March 31, 2001, reflecting higher revenue in the period, offset in part by a $0.6 million increase in direct operating expenses. The increase in operating expenses reflects the increase in the number of in service vessel days compared to the period ended March 31, 2000 when 2 vessels were stacked out of service.

     Other costs and expenses for the first quarter decreased $0.6 million from 2000 to 2001 due primarily to a $0.3 million improvement in results from the joint venture operation of a North Sea vessel and the capitalization of $0.3 million in interest expense associated with the newbuild vessel program.

     The tax rate of approximately 27.7% for the three months ended March 31, 2001 reflects our estimated effective tax rate for the year.

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

     We have a $75 million credit facility with three banks. This credit facility contains covenants that require us to not exceed a maximum leverage ratio and to maintain a specified interest coverage ratio and a minimum net worth, on a consolidated basis. At March 31, 2001, we were in compliance with all of the covenants of this agreement. We cannot assure you that we will meet the covenant requirements in future periods, as compliance is dependent on the results of operations, nor can we assure you that waivers will be available.

     At March 31, 2001, we had total long-term debt of $130.1
million. Scheduled interest repayments are expected to total $11.4 million for the remainder of 2001.

     Net cash provided by operating activities was $6.1 million for the three-month period ended March 31, 2001 as compared to $3.4 million for the same period in 2000. This improvement is primarily due to improved earnings in the current period. Timing differences affecting the cash flow from operations during the quarter include the increase in accounts receivable balances caused by the increase in revenue that occurred late in the quarter. Other significant timing differences affecting operating assets and liabilities includes the increase in accrued interest cost for our long-term debt.

     Net cash used in investing activities was $6.3 million and $2.7 million for the three months ended March 31, 2001 and 2000, respectively. The 2000 period includes conversion costs for the Highland Sprite while the 2001 period includes approximately $4.0 million in progress payments for our construction program as well as a downpayment for the purchase of the Highland Patriot. In each of the three-month periods ended March 31, 2001 and 2000, five vessels were drydocked.

     During the quarters ended March 31, 2001 and 2000, no financing transactions were completed and only nominal principal repayments were required.

     We currently have approximately $47.1 million of net working capital, including $34.3 million of cash and cash equivalents. Capital expenditures for drydocking for the remainder of 2001 are expected to be approximately $2.0 million, and expenditures related to the vessels under construction in Norway (see note 5 to the Consolidated Financial Statements) are expected to be approximately $22.5 million during the remainder of 2001, including the final payment for the newbuild UT 755L Highland Fortress, scheduled to be completed in the third quarter.

     Substantially all of our tax provision is for deferred taxes. The net operating loss carryforward available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law.

     We believe that the current reserves of cash and short-term investments, cash flows from operations and full availability of our $75 million credit facility will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures (including our newbuild program), and debt service in excess of cash on hand depends on the success of our operations. To the extent that internal sources are insufficient to meet those cash requirements, we intend to seek other debt or equity financing. We cannot assure you that such debt or equity financing would be available on terms acceptable to us.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Pounds Sterling ("GBP") with a portion denominated in Norwegian Krone ("NOK"). Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 2001, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended March 31, 2001, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 8.88, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.458. The average exchange rates in the comparable 2000 period were 1 USD =
8.21 NOK and 1 GBP = $1.608. Our North Sea based fleet generated $15.1 million in revenues and $4.4 million in operating income for the three months ended March 31, 2001.

     Reflected in the accompanying balance sheet as of March 31, 2001, is a $30.1 million cumulative translation adjustment primarily relating to the lower GBP and NOK exchange rate as of March 31, 2001 compared to the exchange rate when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries.

     With the completion of our Senior Notes Offering in June 1998, our debt is predominantly denominated in U.S. dollars, while a substantial portion of our revenue is generated in GBP. We have carefully evaluated these conditions and determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions. Our decision is based on a number of factors, including among others:

- The cost of using hedging instruments in relation to the risks of currency fluctuations,
- The propensity for adjustments in GBP denominated vessel day rates over time to compensate for changes in the purchasing power of GBP as measured in U.S. dollars,
-  Our strong cash position substantially held in U.S. dollars,
- The level of U.S. dollar denominated borrowings available to us, and
-  The conditions in our U.S. dollar generating regional markets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of March 31, 2001, the fair value of these notes, based on quoted market prices, was approximately $130.7 million compared to a carrying amount of $129.7 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of March 31, 2001, we had commitments to purchase approximately NOK 1,010 million related to our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.08.

     Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II
                          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

None

         (b) Reports on Form 8-K.

             On January 26, 2001, the Company filed a report on Form 8-K announcing that its short term investment in commercial paper was in default.

              On February 27, 2001, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended December 31, 2001.

             On February 14, 2001, the Company filed a report on Form 8-K announcing an update to its contract coverage report.

             On March 8, 2001, the Company filed a report on Form
         8-K announcing the acquisition of a platform supply vessel and certain organizational matters.

             On March 29, 2001, the Company filed a report on Form 8-K announcing that its short term investment in commercial paper had been sold with no material adverse effect.

             On April 4, 2001, the Company filed a report on Form
         8-K announcing the completion of the Highland Patriot acquisition from Stirling Shipping Co. Ltd.

             On April 19, 2001, the Company filed a report on Form 8-K announcing the date of its upcoming first quarter earnings release and investor conference call.

             On April 24, 2001, the Company filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended March 31, 2001.


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

Date:  May 8, 2001

                         EXHIBIT INDEX

Exhibit No.

None

*Filed herewith.