Form 10-Q
period 2001-06-30
GULFMARK OFFSHORE INC
filed 2001-08-14
CIK 1030749

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                        FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 14, 2001: 8,199,137.

         (Exhibit Index Located on Page 22)
                                    1

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,     December 31,
                                                                                2001           2000
                                                                              --------      --------
                                                                             (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................    $ 12,567      $ 34,691
  Accounts receivable, net................................................      30,972        22,136
  Prepaids and other......................................................       1,737         1,669
                                                                              --------      --------
    Total current assets..................................................      45,276        58,496

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $48,304,000(unaudited) in 2001 and $45,101,000 in 2000................     236,190       182,628

INVESTMENT IN UNCONSOLIDATED VENTURE......................................         699           690
GOODWILL, NET.............................................................      21,526        16,146
LONG-TERM RECEIVABLE AND OTHER ASSETS ....................................      16,834         5,954
                                                                              --------      --------
                                                                              $320,525      $263,914
                                                                              ========      ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............    $  2,463      $     45
  Accounts payable........................................................       6,407         6,183
  Accrued personnel costs.................................................       1,092         1,148
  Accrued interest expense................................................       1,131           952
  Other accrued liabilities...............................................       6,998         3,015
                                                                              --------      --------
    Total current liabilities.............................................      18,091        11,343
                                                                              --------      --------
LONG-TERM DEBT............................................................     173,767       130,097

DEFERRED TAXES AND OTHER..................................................      15,130        24,887

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................          --            --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,199,137 and 8,162,762 shares issued and outstanding, respectively...          82            82
  Additional paid-in capital..............................................      63,109        63,063
  Retained earnings.......................................................      81,000        56,828
  Cumulative translation adjustment.......................................     (30,654)      (22,386)
                                                                              --------      --------
    Total stockholders' equity............................................     113,537        97,587
                                                                              --------      --------
                                                                              $320,525      $263,914
                                                                              ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                               3

              GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                                           Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         ---------------------    ---------------------
                                                            2001      2000           2001       2000
                                                          --------  --------       --------   --------
                                                          (In thousands, except per share amounts)
REVENUES...............................................  $  24,073 $ 20,039     $ 45,065     $ 34,452
COSTS AND EXPENSES:
  Direct operating expenses............................      9,397    8,653       17,989       16,624
  Bareboat charter expense.............................      1,553    1,675        3,128        3,431
  General and administrative expenses..................      1,748    1,503        3,302        3,110
  Depreciation and amortization........................      3,436    3,391        6,591        6,484
                                                           -------   --------     -------     --------
                                                            16,134   15,222       31,010       29,649
                                                           -------   --------     -------     --------
OPERATING INCOME.......................................      7,939    4,817       14,055        4,803

OTHER INCOME (EXPENSE):
  Interest expense.....................................     (2,736)  (3,116)      (5,540)      (6,256)
  Interest income......................................        257      315          670          641
  Income (loss) from unconsolidated venture............        676     (152)         615         (511)
  Other................................................         31       78          (59)         147
                                                           -------   --------     -------     --------
                                                            (1,772)  (2,875)      (4,314)      (5,979)
                                                           -------   --------     -------     --------
Income (loss) before taxes.............................      6,167    1,942        9,741       (1,176)
INCOME TAX (PROVISION) BENEFIT.........................     15,420     (529)      14,431          437
                                                            -------  --------     -------      -------
NET INCOME (LOSS)......................................   $ 21,587  $ 1,413     $ 24,172     $   (739)
                                                           =======   ========     =======     ========
BASIC EARNINGS PER SHARE:
 Net Income (Loss).....................................  $    2.63 $    0.17    $    2.95    $  (0.09)
                                                           =======   ========     =======     ========
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............      8,199     8,161        8,194       8,150
                                                           =======   ========     =======     ========
DILUTED EARNINGS PER SHARE:
 Net Income (Loss).....................................  $    2.55  $   0.17       $ 2.86    $  (0.09)
                                                           =======   ========     =======     ========
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)..........      8,453     8,317        8,445       8,150
                                                           =======   ========     =======     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $  24,172     $   (739)

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................................        6,591        6,484
  Deferred and other income tax provision..................................      (14,678)        (437)

  Change in operating assets and liabilities:
      Accounts receivable..................................................       (5,918)      (4,501)
      Prepaids and other...................................................         (547)      (1,724)
      Accounts payable.....................................................          851       (1,895)
      Other accrued liabilities............................................          (31)        (772)
  Other, net...............................................................         (186)          20
                                                                                  -------      --------
      Net cash provided by (used in) operating activities..................       10,254       (3,564)
                                                                                  -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................      (19,249)      (2,188)
  Purchase of business, net of cash acquired  .............................      (34,672)          --
  Expenditures for drydocking and main engine overhaul.....................      ( 2,987)      (2,018)
                                                                                  -------      --------
      Net cash used in investing activities................................      (56,908)      (4,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt .................................................... .       23,894           --
  Proceeds from exercise of options........................................           49           75
  Repayments of debt.......................................................          (22)         (21)
                                                                                  -------      --------
     Net cash provided by financing activities.............................       23,921           54

Effect of exchange rate changes on cash....................................          609         (772)
                                                                                  -------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................      (22,124)      (8,488)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................       34,691       28,650
                                                                                  -------      --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $  12,567     $ 20,162
                                                                                 ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $   5,086     $  5,729
                                                                                 ========      ========
Income taxes paid..........................................................    $     167     $     31
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

     The Company operates offshore support vessels, principally in the North Sea, Southeast Asia and Brazil. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs as well as support underwater remotely operated vehicle("ROV")operations. Some of these vessels also perform anchor handling and towing services.

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of the EPS calculations for three and six months ended June 30, 2001 and 2000 are as follows (in thousands except per share data):

                                                  Three Months Ended              Six Months Ended
June 30, 2001                  June 30, 2001
                                               -------------------------     -------------------------
                                                               Per Share                     Per Share
                                               Income  Shares    Amount       Loss   Shares    Amount
                                               ------  ------  ---------     ------  ------  ---------
Net income per share, basic .................  $21,587  8,199   $ 2.63       $24,172  8,194   $ 2.95
                                                                =======                       ========
Dilutive effect of common stock options......             254                           251
                                               ------  ------                ------  ------
Net income per share, diluted................  $21,587  8,453   $ 2.55       $24,172  8,445   $ 2.86
                                               =======  ======  =======      ======  ======   ========


                                                  Three Months Ended              Six Months Ended
June 30, 2000                  June 30, 2000
                                               -------------------------     -------------------------
                                                               Per Share                     Per Share
                                               Income  Shares    Amount      Income  Shares    Amount
                                               ------  ------  ---------     ------  ------  ---------
Net income (loss) per share, basic...........  $1,413   8,161   $   0.17     $ (739)  8,150   $ (0.09)
                                                                ========                      ========
Dilutive effect of common stock options......             156                    --      --
                                               ------  ------                ------  ------
Net income (loss) per share, diluted.........  $1,413   8,317   $   0.17     $ (739)  8,150   $ (0.09)
                                               ======  ======   ========     ======  ======   ========


(3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS


     Effective January 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company has entered into forward contracts to hedge the payments related to the construction of vessels in Norway (See Note 6) denominated in Norwegian Krone to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. The adoption of SFAS 133 did not result in a material impact to the Company's consolidated financial statements.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to this item. The Company formally measures effectiveness of its hedging relationships both at the inception of the hedge and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. As of June 30, 2001, an unrealized loss of $3.8 million on the forward contracts, and an offsetting unrealized gain of $3.8 million on the underlying hedged transactions, were recorded as a liability and asset, respectively, in the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued two new statements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

     SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company had no business combination transactions in process or otherwise initiated at June 30, 2001, adoption of SFAS 141 will not have an impact on the Company's consolidated financial statements.

     SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 will be effective for the Company beginning January 1, 2002. In addition, any goodwill and intangible assets acquired in transactions after June 30, 2001 will be subject to the provisions of SFAS 142 immediately. The Company is currently assessing the provisions of SFAS 142 and has not yet determined the impact that adoption will have on its consolidated financial statements.

(4)  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                   Three Months Ended           Six Months Ended
(In thousands)                                          June 30,                     June 30,
                                                   ------------------         ------------------
                                                     2001      2000             2001      2000
                                                   --------  --------         --------  --------
Net income (loss)................................. $ 21,587  $  1,413         $ 24,172  $   (739)
Foreign currency translation adjustments,
  net of tax of $222 and $3,543 for 2001, $3,290
  and $5,354 for 2000, respectively...............    (519)    (7,676)          (8,268)  (12,492)
                                                   --------  --------         --------  --------
Comprehensive income (loss)....................... $ 21,068  $ (6,263)        $ 15,904  $(13,231)
                                                   ========  ========         ========  ========

The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)  SEA TRUCK HOLDING ACQUISITION

     On June 21, 2001, the Company completed the acquisition of the outstanding shares of Sea Truck Holding AS ("Sea Truck"), a privately held Norwegian company. Total consideration for the acquisition was approximately $61.8 million, which includes the assumption of debt of approximately $23.2 million. Approximately $18.4 million of the $38.6 million in cash of the purchase price was funded from our $75 million credit facility with the balance funded by cash on hand. Sea Truck owns five offshore support vessels, including one that is subject to a purchase commitment from its current bareboat charterer under an installment sales agreement which matures in April 2003.

     The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets and liabilities of Sea Truck based on their estimated fair market values on June 21, 2001. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill ($6.2 million) and is subject to final determination. Prior to the adoption of SFAS 142 in January 2002, this amount is being amortized based on a 40 year life. A final determination of required purchase accounting adjustments for the acquisition including the allocation of purchase price to the assets acquired and liabilities assumed based on their fair values has not yet been made.

     The financial statements included herein include the results of Sea Truck from June 21, 2001. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred at the beginning of each period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates or of results which may occur in the future.

                                                           Six Months Ended
                                                               June 30,
                                                          ---------------------
                                                           2001         2000
                                                          --------    ---------
                                                 (In thousands except per share data)
Revenues.............................................     $ 48,893     $ 43,614
Operating income................ ....................       15,507        6,911
Income (loss) from continuing operations.............       10,825         (736)
    Per share data:
Income (loss) from continuing operations(basic)......     $   3.08     $  (0.09)
Income (loss) from continuing operations(diluted)....         2.99        (0.09)



(6) VESSEL ACQUISITIONS

     During 2000, the Company entered into an agreement with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. During the six-month period ended
June 30, 2001, progress payments totaling approximately $11 million were made. Funding for this newbuild program is anticipated to come from existing cash and future cash flows supplemented by proceeds from the Company's existing credit facility. The first vessel, the Highland Fortress, was delivered on July 12, 2001. The vessel types and expected delivery dates are as follows:

       Vessel                 Delivery Date
UT 755L (Highland Fortress).... July 12, 2001
UT 745  (Highland Navigator)... Q1 2002
TBN UT 745 (PSV)............... Q1 2002
TBN UT 755 (PSV)............... Q4 2002
TBN UT 722L(AHTS).............. Q4 2002
TBN UT 755L(PSV)............... Q1 2003
TBN UT 755 (PSV)............... Q2 2003
TBN UT 722L(AHTS).............. Q3 2003
TBN UT 722L(AHTS).............. Q4 2003


     On April 3, 2001, the Company completed the acquisition of the 1982-built platform supply vessel, the Stirling Fyne (renamed the Highland Patriot) for approximately $6.9 million.

     Interest is capitalized in connection with the construction of vessels. During the three and six months ended June 30, 2001, $0.3 million and $0.6 million was capitalized, respectively.

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

(8)	DEFERRED TAXES

During the quarter ended June 30, 2001, the taxing authorities in the United Kingdom approved the Company's application for a special tax incentive for qualifying vessel owners. This incentive, known as a "Tonnage Tax", replaces the UK corporate tax with one based on a deemed profit per vessel net ton. The Company also reevaluated its Norwegian tax position and long-term Norwegian investment strategy in conjunction with the Sea Truck acquisition.
As a result of this review and approval of entry into the UK Tonnage Tax regime, a $16.2 million deferred tax recapture is included in the second quarter results. The Company anticipates the average effective tax rate for the remainder of the year will be approximately 12.6%.

(9)  SUBSEQUENT EVENTS

          Subsequent to June 30, 2001, in connection with an agreement with the owner and its lending institution, the Company agreed to acquire two vessels, the Clywd Supporter and the Sefton Supporter, in exchange for the assumption of approximately $8.7 million of debt. The two vessels operate in Liverpool Bay in support of the pollution control/standby efforts of an existing charterer. The Company has managed these vessels in the UK for six years where they currently operate under an ongoing contract. The closing date is anticipated on or about September 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, move and position drilling structures as well as support underwater ROV operations. The majority of our operations are conducted in the North Sea and, with the exception of three vessels operating in Brazil and two vessels in West Africa, the balance of our operations are conducted in Southeast Asia. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 50 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 37 owned vessels, 4 bareboat chartered vessels, and 9 managed vessels.

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

	During the latter part of the second quarter of 2001, a decline in Gulf of Mexico drilling activity began to develop and has continued into the third quarter. Although the international markets have remained strong during this same period, should oil and natural gas prices decline, this drilling activity decrease could eventually spread into the international arena. An equally important factor will be the level of success of deepwater exploration efforts in Brazil and West Africa which will drive the demand for the class of vessels we own and operate.

     Our results of operations during the quarter ended June 30, 2001 reflect higher day rates in all our regions and increased utilization in the North Sea and Southeast Asia, as demand for our vessels continued to improve. Partially offsetting these factors was a slight decrease in utilization in Brazil resulting primarily from regulatory drydocking requirements of one vessel. All our operating regions experienced significant improvement in their financial results, mainly attributable to increased drilling and construction activity in those regions. This increased demand led to higher day rates and levels of utilization.

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

     Additionally, we provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results. However, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should we undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the six months ended June 30, 2001, 12 vessels were required to be drydocked. Total expenditures for drydocking made during the six months ended June 30, 2001 were $3.0 million compared to $2.0 million during the same period in 2000.

Results of Operations

     The table below sets forth, by region, the average day rate and utilization rates for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. The information that follows is utilized by management to evaluate the performance of the business.

                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                             ------------------------      ------------------------
                                               2001            2000          2001            2000
                                             --------        --------      --------        --------
Rates Per Day Worked (a)(b):
 North Sea Based Fleet (c)                   $ 10,273         $ 9,507      $ 10,069         $ 8,638
 Southeast Asia Based Fleet                     4,356           3,870         4,321           3,866
 Brazil Based Fleet                             9,402           8,600         9,425           7,869

Overall Utilization(a)(b):
 North Sea Based Fleet (percent)                 97.5%           92.8%         95.7%           85.6%
 Southeast Asia Based Fleet (percent)            88.6%           62.7%         85.2%           58.2%
 Brazil Based Fleet (percent)                    94.6%           97.1%         93.7%           95.9%

Average Owned/Chartered Vessels(a)(d)
 North Sea Based Fleet                           19.4            19.0          18.7            19.0
 Southeast Asia Based Fleet                      12.0            12.0          12.0            12.0
 Brazil Based Fleet                               3.0             3.0           3.0             3.0
                                             --------        --------       -------        --------
 Total                                           34.4            34.0          33.7            34.0
                                             ========        ========       =======        ========

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea based fleet are primarily earned in Sterling (GBP) and have been converted to US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.4219 and GBP=$1.5543 for the quarters ended June 30, 2001 and 2000, respectively. The average rates were GBP=$1.4400 and GBP=$1.5710 for the six months ended June 30, 2001 and 2000, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2001 with the Three
Months Ended June 30, 2000.

     Net earnings for the quarter ended June 30, 2001 were $21.6 million or $2.55 per diluted share on revenues of $24.1 million. Net earnings for the comparable 2000 quarter were $1.4 million or $0.17 per diluted share on revenues of $20.0 million. Before a $16.2 million deferred tax recapture associated with the reassessment of future taxes subsequent to adoption of the tonnage tax regime in the United Kingdom and Norway (see Note 8), net earnings for the quarter were $5.4 million or $0.63 per diluted share.

     Revenues for all of our regions improved when compared to the same quarter a year ago. The average North Sea day rate and utilization have increased from $9,507 and 92.8%, respectively in the second quarter of 2000 to $10,273 and 97.5% in 2001. The impact of the Sea Truck acquisition on day rates in the current quarter was minimal due to the closing of the acquisition late in the month of June 2001. Average day rates for Southeast Asia were $4,356 and $3,870 for the quarters ending June 30, 2001 and 2000, respectively, an increase of 13%, while utilization rates increased from 62.7% in the second quarter of 2000 to 88.6% in the current quarter. Our Brazilian fleet reflected improvements in day rate from $8,600 in the second quarter of 2000 to $9,402 in the second quarter of 2001. This increase was partially offset by a decrease in utilization, from 97.1% to 94.6% for the second quarter of 2000 and 2001, respectively.

     Operating income increased $3.1 million mainly due to the increase in revenue, partially offset by higher operating expenses due a 7% increase in operating and maintenance costs and an increase in the owned fleet size.

Other costs and expenses for the second quarter decreased $1.1 million from 2000 to 2001 due primarily to a $0.8 million improvement in results from the joint venture operation of a North Sea vessel and capitalization of $0.3 million in interest costs related to the newbuild vessel program. No interest was capitalized in the second quarter of 2000.

	The income tax benefit of $15.4 million for the quarter ended June 30, 2001 represents a $15.9 million decrease from the same quarter of 2000. This benefit represents the deferred tax recapture of $16.2 million, described above, partially offset by the normal quarterly provision for taxes. After the adoption of the tonnage tax regime, our effective tax rate for the quarter and the remainder of the year is estimated at 12.6%.

Comparison of the Six Months Ended June 30, 2001 with the Six Months Ended June 30, 2000.

     Revenues for the six months ended June 30, 2001 were $45.1 million compared to $34.5 million in the same period in 2000. Net income increased $24.9 million to $24.2 million or $2.86 per diluted share in 2001 (an increase of $8.7 million to $7.9 million or $0.94 per diluted share before deferred tax recapture), from a net loss of $0.7 million or $0.09 per diluted share in 2000. Increases in fleet size coupled with day rate increases in all regions and utilization increases in the North Sea and Southeast Asia account for the significant increase in revenue.

     Overall operating income increased from $4.8 million in the 2000 period to $14.1 million in 2001. The $9.3 million increase was primarily related to the revenue increases discussed above, together with the increase in the number of in service days in the first quarter of 2001 as compared to the same period in 2000, when 2 vessels were stacked out of service, partially offset by higher operating expenses as a result of fleet additions.

	Other costs and expenses decreased $1.7 million to $4.3 million in 2001 when compared to 2000. The decrease is mainly attributable to a $1.1 million increase in income from our North Sea vessel joint venture, coupled with $0.6 million in capitalized interest in 2001 associated with the newbuild vessel program. No interest was capitalized in the same 2000 period.

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

     We have a $75 million credit facility with three banks. This credit facility contains covenants that require us not exceed a maximum leverage ratio and to maintain a specified interest coverage ratio and a minimum net worth, on a consolidated basis. At June 30, 2001, we were in compliance with all of the covenants of this agreement. We cannot assure you that we will meet the covenant requirements in future periods, as compliance is dependent on the results of operations, nor can we assure you that future waivers, if needed, will be granted under the agreement.

     At June 30, 2001, we had total long-term debt of $173.8 million, consisting of approximately $19.9 million of the $23.2 million of debt assumed as part of the Sea Truck acquisition, an additional $23.9 million drawn on our credit facility to fund the Sea Truck acquisition, $129.7 million in Senior Notes and $0.3 million other long-term debt.

     Our current financial position reflects approximately $27.2 million of net working capital, including $12.6 million of cash and equivalents. Our cash flow from operations during the six months ended June 30, 2001 of $10.3 million reflects an increase of $13.8 million over the same 2000 period due to improved results from operations. The deferred tax recapture of $16.2 million included in net income for the first six months of 2001 is partially offset within the deferred tax category on the Statement of Cash Flows by the current year provision for taxes due and paid.

     Net cash used in investing activities was $56.9 million for the six months ended June 30, 2001. This includes the acquisition of Sea Truck for $34.7 million net of cash acquired, progress payments for the newbuild construction program of $11.5 million, $6.5 million related to the acquisition of the Highland Patriot, and $3.0 million for drydocking expenditures. In the six month period ended June 30, 2001, we drydocked 12 vessels compared to seven vessel drydockings at a cost of $2.0 million in the same prior year period.

	We believe that our current reserves of cash and short term investments, cash flows from operations and access to credit arrangements will provide sufficient resources to finance internal operating requirements. However, our ability to fund working capital, capital expenditures (including our newbuild program), and debt service in excess of cash on hand depends on the success of our operations. To the extent that internal sources are insufficient to meet those cash requirements, we intend to seek other debt or equity financing. We cannot assure you that such debt or equity financing would be available on terms acceptable to us.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in Norwegian Krone

("NOK"). Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended June 30, 2001, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended June 30, 2001, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 9.17, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.42. The average exchange rates in the comparable 2000 period were 1 USD = 8.21 NOK and 1 GBP=$1.608. Our North Sea based fleet generated $17.7 million in revenues and $5.2 million in operating income for the three months ended June 30, 2001.

     Reflected in the accompanying balance sheet as of June 30, 2001, is a $30.7 million cumulative translation adjustment primarily relating to the lower GBP and NOK exchange rate as of June 30, 2001 compared to the exchange rate when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of June 30, 2001, the fair value of these notes, based on quoted market prices, was approximately
$127.4 million compared to a carrying amount of $129.7 million.

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters of a Vote of Security Holders

     At the Company's Annual meeting of Stockholders held on May 30, 2001, the stockholders of the Company approved the election of all nominated directors as follows:


Nominee                      In Favor             Withheld
-------                     ----------           ---------
David J. Butters            6,958,041              1,640
Norman G. Cohen             6,958,133              1,548
Marshall A. Crowe           6,958,041              1,640
Louis S. Gimbel, 3rd        6,958,133              1,548
Sheldon S. Gordon           6,958,133              1,548
Robert B. Millard           6,958,165              1,516
Bruce A. Streeter           6,155,462            804,219


     At the Company's Annual meeting of Stockholders held on May 30, 2001, the stockholders of the Company approved the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2001 as follows:


   For                      Against              Abstained
---------                   -------              ---------
6,956,493                       620                  2,568



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     *10.1 - Employment Agreement dated July 1, 2001 for John E.
Leech.

     *10.2 - Employment Agreement dated July 6, 2001 for Edward A.
Guthrie.

* Filed herewith.

(b)  Reports on Form 8-K.

     On April 4, 2001, we filed a report on Form 8-K announcing the completion of the Highland Patriot acquisition from Stirling Shipping Co. Ltd.

     On April 19, 2001, we filed a report on Form 8-K announcing the date of its upcoming first quarter earnings release and investor conference call.

     On April 24, 2001, we filed a report on Form 8-K announcing the release of the results of its operations for the quarter ended March 31, 2001.

     On May 30, 2001, we filed a report on Form 8-K announcing the agreement to acquire Sea Truck Holding AS for $61.8 million.

     On June 11, 2001, we filed a report on Form 8-K announcing that the taxing authorities in the United Kingdom approved our application for a special tax incentive for qualifying vessel owners.

     On June 12, 2001, we filed a report on Form 8-K announcing we obtained definitive agreements to acquire all of the outstanding shares of Sea Truck.

     On June 13, 2001, we filed a report on Form 8-K/A restating Item 7 of Form 8-K filed on June 12, 2001.

     On July 2, 2001, we filed a report on Form 8-K announcing that we closed the previously announced acquisition of Sea Truck Holdings AS.

     On July 27, 2001, we filed a report on Form 8-K announcing the date of its upcoming second quarter earnings release and investor conference call.

     On August 2, 2001, we filed a report on Form 8-K announcing the release of the results of our operations for the quarter ended June 30, 2001.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GulfMark Offshore, Inc.
                                            (Registrant)

                                    By:  /s/  Edward A. Guthrie
                                       -----------------------------
                                       Edward A. Guthrie
                                       Executive Vice President and
                                       Chief Financial Officer

Date: August 14, 2001






                             EXHIBIT INDEX

Exhibit No.

     *10.1 - Employment Agreement dated July 1, 2001 for John E.
Leech.

     *10.2 - Employment Agreement dated July 6, 2001 for Edward A.
Guthrie.


* Filed herewith.