Form 10-Q
period 2001-11-07
GULFMARK OFFSHORE INC
filed 2001-11-07
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 7, 2001: 8,199,137.

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

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,  December 31,
                                                                               2001           2000
                                                                            ------------   -----------
                                                                            (Unaudited)     (Audited)
                                             ASSETS                                (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................  $  16,213      $  34,691
  Accounts receivable, net................................................     33,567         22,136
  Prepaids and other......................................................      1,832          1,669
                                                                            ---------      ---------
    Total current assets..................................................     51,612         58,496

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $53,114,000(unaudited) in 2001 and $45,101,000 in 2000................    262,225        182,628

INVESTMENT IN UNCONSOLIDATED VENTURE......................................        823            690
GOODWILL, NET.............................................................     21,910         16,146
LONG-TERM RECEIVABLE AND OTHER ASSETS.....................................     14,142          5,954
                                                                            ---------      ---------
                                                                            $ 350,712      $ 263,914
                                                                            =========      =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............  $   2,788      $      45
  Accounts payable........................................................      7,226          6,183
  Accrued personnel costs.................................................      1,320          1,148
  Accrued interest expense................................................      4,285            952
  Other accrued liabilities...............................................      7,414          3,015
                                                                            ---------      ---------
    Total current liabilities.............................................     23,033         11,343
                                                                            ---------      ---------
LONG-TERM DEBT............................................................    188,221        130,097

DEFERRED TAXES AND OTHER..................................................     13,443         24,887

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued.........................................................         --             --
 Common stock, $.01 par value; 15,000,000 shares authorized;
    8,199,137 and 8,185,968 shares issued and outstanding, respectively...         82             82
  Additional paid-in capital..............................................     63,109         63,063
  Retained earnings.......................................................     88,227         56,828
  Cumulative translation adjustment.......................................    (25,403)       (22,386)
                                                                            ---------      ---------
    Total stockholders' equity............................................    126,015         97,587
                                                                            ---------      ---------
                                                                            $ 350,712      $ 263,914
                                                                            =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                          ----------------------    -------------------
                                                             2001      2000           2001       2000
                                                            ------    -------       --------  --------
                                                            (In thousands, except per share amounts)
REVENUES...............................................     $30,976   $20,968       $76,041   $ 55,420
COSTS AND EXPENSES:
  Direct operating expenses............................      11,484     8,663        29,473     25,287
  Bareboat charter expense.............................       1,589     1,632         4,717      5,063
  General and administrative expenses..................       2,075     1,573         5,377      4,683
  Depreciation and amortization........................       4,203     3,112        10,794      9,596
                                                            -------   -------       -------   --------
                                                             19,351    14,980        50,361     44,629
                                                            -------   -------       -------   --------
OPERATING INCOME.......................................      11,625     5,988        25,680     10,791

OTHER INCOME (EXPENSE):
  Interest expense.....................................      (3,724)   (2,952)       (9,264)    (9,208)
  Interest income......................................         176       348           846        989
  Income (loss) from unconsolidated venture............         411       217         1,026       (294)
  Gain on sale of assets...............................          --     3,601            --      3,601
  Other................................................        (143)      253          (202)       399
                                                            -------   -------       -------   --------
                                                             (3,280)    1,467        (7,594)    (4,513)
                                                            -------   -------       --------  --------
Income before taxes....................................       8,345     7,455        18,086      6,278
Income Tax Provision...................................      (1,118)   (2,154)       13,313     (1,717)
                                                            -------   -------       -------   --------
NET INCOME.............................................     $ 7,227   $ 5,301       $31,399   $  4,561
                                                            =======   =======       =======   ========
BASIC EARNINGS PER SHARE:
 Net Income ...........................................     $  0.88   $  0.65       $  3.83   $   0.56
                                                            =======   =======       =======   ========

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............       8,199     8,164         8,196      8,155
                                                            =======   =======       =======   ========

DILUTED EARNINGS PER SHARE:
  Net Income  .........................................     $  0.86   $  0.63       $  3.73   $   0.55
                                                            =======   =======       =======   ========

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED).........        8,404     8,342         8,408      8,315
                                                            =======   =======       =======   ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

               GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                -------      ---------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $ 31,399      $  4,561

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................................      10,794         9,596
  Amortization of deferred financing costs.................................          --           422
  Deferred and other income tax provision..................................     (13,627)        1,620
  Gain on sale of equipment................................................          --        (3,601)

  Change in operating assets and liabilities:
      Accounts receivable..................................................      (4,855)       (6,047)
      Prepaids and other...................................................      (1,224)         (324)
      Accounts payable.....................................................         556        (1,408)
      Other accrued liabilities............................................       2,130         2,119
  Other, net...............................................................        (867)         (110)
                                                                                -------       -------
      Net cash provided by operating activities............................      24,306         6,828
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.......................................     (41,642)       (5,244)
  Purchase of business, net of cash acquired...............................     (34,672)           --
  Expenditures for drydocking and main engine overhaul.....................      (4,114)       (2,064)
  Proceeds from disposition of equipment...................................          --         8,450
                                                                                -------       -------
      Net cash provided by (used in) investing activities..................     (80,428)        1,142

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt.......................................................      38,597            --
  Proceeds from exercise of options........................................          49           152
  Repayments of debt.......................................................         (22)          (31)
                                                                                -------       -------
     Net cash provided by financing activities.............................      38,624           121

Effect of exchange rate changes on cash....................................        (980)       (1,907)
                                                                                -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      (18,478)        6,184

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      34,691        28,650
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 16,213      $ 34,834
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized.................................    $  5,289      $  5,738
                                                                                =======       =======
Income taxes paid..........................................................    $    244      $     97
                                                                                =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1) GENERAL

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc. and its majority owned subsidiaries
("GulfMark" or the "Company"). Investments in unconsolidated subsidiaries are accounted for using the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated.

     The Company operates offshore support vessels, principally in the North Sea, Southeast Asia, Brazil and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs as well as support underwater remotely operated vehicle ("ROV") operations. Some of these vessels also perform anchor handling and towing services.

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. Certain options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three and nine months ended September 30, 2001 and 2000 are as follows (in thousands except per share data):

                                                  Three Months Ended            Nine Months Ended
                                                  September 30, 2001            September 30, 2001
                                               -------------------------    -------------------------
                                                                Per Share                    Per Share
                                               Income   Shares    Amount     Income  Shares    Amount
                                               ------   ------  ---------    ------  ------  ---------
Net Income per share, basic..................  $7,227   8,199   $   0.88     $31,399  8,196  $    3.83
                                                                =========                    =========
Dilutive effect of common stock options......     --      205                     --    212
                                               ------   -----                -------  -----
Net Income per share, diluted................  $7,227   8,404   $   0.86     $31,399  8,408  $    3.73
                                               ======   =====   =========    =======  =====  =========


                                                   Three Months Ended          Nine Months Ended
                                                   September 30, 2000          September 30, 2000
                                               -------------------------     -------------------------
                                                                Per Share                     Per Share
                                               Income   Shares   Amount      Income  Shares    Amount
                                               ------   ------  ---------    ------  ------- ---------
Net Income per share, basic..................  $5,301   8,164   $    0.65    $ 4,561  8,155  $    0.56
                                                                =========                    =========
Dilutive effect of common stock options......      --     178                    --     160
                                               ------   -----                -------  -----
Net Income per share, diluted................  $5,301   8,342   $    0.63    $ 4,561  8,315  $    0.55
                                               ======   =====   =========    =======  =====  =========

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

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to this item. The Company formally measures effectiveness of its hedging relationships both at the inception of the hedge and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. As of September 30, 2001, an unrealized loss of $1.1 million on the forward contracts, and an offsetting unrealized gain of $1.1 million on the underlying hedged transactions, were recorded as a liability and asset, respectively, in the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued two new statements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

     SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company had no business combination transactions in process or otherwise initiated at June 30, 2001, adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

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

(4)  COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                    Three Months Ended        Nine Months Ended
(In thousands)                                        September 30,             September 30,
                                                    -----------------        ------------------
                                                     2001      2000            2001      2000
                                                    -------   -------        -------   --------
Net income......................................... $ 7,227   $ 5,301        $31,399   $  4,561
Foreign currency translation adjustments,
  net of tax of $583 and $(335) for 2001
  and $(2,577) and $(7,931) for 2000,respectively..   5,251    (6,013)        (3,017)   (18,505)
                                                    -------   -------        -------   --------
Comprehensive income (loss)........................ $12,478   $  (712)       $28,382   $(13,944)
                                                    =======   =======        =======   ========

     The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)  SEA TRUCK HOLDING ACQUISITION

     On June 21, 2001, the Company completed the acquisition of the outstanding shares of Sea Truck Holding AS ("Sea Truck"), a privately held Norwegian company. Total consideration for the acquisition was approximately $61.8 million, which included the assumption of debt of approximately $23.2 million. Approximately $18.4 million of the $38.6 million cash portion of the purchase price was funded from our $75 million credit facility with the balance funded by cash on hand. Sea Truck owns five offshore support vessels, including one that is subject to a purchase commitment from its current bareboat charterer under an installment sales agreement which matures in April 2003.

     The acquisition has been accounted for as a purchase and the purchase price has been allocated to the assets and liabilities of Sea Truck based on their estimated fair market values on June 21, 2001. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill ($6.2 million) and is subject to final determination. Prior to the adoption of SFAS 142 in January 2002, this amount is being amortized based on a 40 year life. A final determination of required purchase accounting adjustments for the acquisition including the allocation of purchase price to the assets acquired and liabilities assumed based on their fair values has not yet been made.

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

                                                           Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                           2001         2000
                                                          --------    ---------
                                                 (In thousands except per share data)
Revenues.............................................     $ 85,335     $ 56,947
Operating income................ ....................       29,167       11,142
Income (loss) from continuing operations.............       33,592        4,561
    Per share data:
Income (loss) from continuing operations(basic)......     $   4.10     $   0.56
Income (loss) from continuing operations(diluted)....         4.00         0.55


(6) VESSEL ACQUISITIONS

     During 2000, the Company entered into an agreement with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. During the nine-month period ended September 30, 2001, progress payments totaling approximately $23.2 million were made including the final payment on the delivery of the first vessel, the Highland Fortress on July 12, 2001. Funding for this newbuild program is anticipated to come from existing cash and future cash flows supplemented by proceeds from the Company's existing credit facility. The remaining vessel types and expected delivery dates are as follows:

       Vessel                       Delivery Date
UT 745 (PSV) (Highland Navigator).. Q1 2002
UT 745 (PSV) (North Mariner)....... Q1 2002
TBN UT 755 (PSV)................... Q4 2002
TBN UT 722L(AHTS).................. Q4 2002
TBN UT 755L(PSV)................... Q1 2003
TBN UT 755 (PSV)................... Q2 2003
TBN UT 722L(AHTS).................. Q3 2003
TBN UT 722L(AHTS).................. Q4 2003

     Interest is capitalized in connection with the construction of vessels. During the three and nine months ended September 30, 2001, $0.4 million and $1.0 million was capitalized, respectively.

     On August 31, 2001, in connection with an agreement with the owner and its lending institution, the Company acquired two vessels, the Clywd Supporter and the Sefton Supporter, in exchange for the assumption of approximately $8.7 million of debt. The two vessels operate in Liverpool Bay in support of the pollution control/standby efforts of an existing charterer. The Company has managed these vessels in the UK for six years where they currently operate under an ongoing contract.

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

During the quarter ended June 30, 2001, the taxing authorities in the United Kingdom approved the Company's application for a special tax incentive for qualifying vessel owners. This incentive, known as a "Tonnage Tax", replaces the UK corporate tax with one based on a deemed profit per vessel net ton. The Company also reevaluated its Norwegian tax position and long-term Norwegian investment strategy in conjunction with the Sea Truck acquisition. As a result of this review and approval of entry into the UK Tonnage Tax regime, a $16.2 million deferred tax recapture is included in the results for the nine months ended September 30, 2001. The Company anticipates the average effective tax rate for the remainder of the year will be approximately 13%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, move and position drilling structures as well as support underwater ROV operations. The majority of our operations are conducted in the North Sea and, with the exception of three vessels operating in Brazil and two vessels in West Africa, the balance of our operations are conducted in Southeast Asia. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 50 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 39 owned vessels, 4 bareboat chartered vessels, and 7 managed vessels.

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

     Our results of operations during the quarter ended September
30, 2001 reflect increased day rates and utilization, as demand for our vessels continued to improve. Sustained drilling and construction activity in all our operating regions resulted in the highest day rates and utilization rates thus far this year.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should we undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the nine months ended September 30, 2001, we drydocked 14 vessels, compared to seven vessels drydocked in the same 2000 period. Total expenditures for drydockings made during the nine months ended September 30, 2001 were $4.1 million, compared to $2.1 million during the nine months ended September 30, 2000.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. The information that follows is utilized by us to evaluate the performance of the business.

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                             ------------------------       ----------------------
                                               2001             2000           2001          2000
                                             -------          -------        -------       -------
Rates Per Day Worked (a)(b):
 North Sea Based Fleet (c)                   $10,919          $ 9,447        $10,417       $ 8,992
 Southeast Asia Based Fleet                    4,386            3,847          4,344         3,860
 Brazil Based Fleet                            9,541            8,663          9,466         8,144

Overall Utilization(a)(b):
 North Sea Based Fleet (percent)                98.9%            98.9%          97.0%         89.3%
 Southeast Asia Based Fleet (percent)           89.5%            70.4%          86.7%         62.3%
 Brazil Based Fleet (percent)                   97.1%            99.9%          94.8%         97.3%

Average Owned/Chartered Vessels(a)(d)
 North Sea Based Fleet                          24.5             18.3           20.7          18.7
 Southeast Asia Based Fleet                     12.0             12.0           12.0          12.0
 Brazil Based Fleet                              3.0              3.0            3.0           3.0
                                             -------          -------        -------       -------
 Total                                          39.5             33.3           35.7          33.7
                                             =======          =======        =======       =======

----------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea fleet are primarily earned in Sterling ("GBP") and have been converted to U.S. Dollars ("US$") at the average exchange rate (US$/GBP) for the periods indicated.
     The average exchange rates were GBP=$1.4398 and GBP=$1.4761 for the quarters ended September 30, 2001 and 2000, respectively. The average exchange rates were GBP=$1.4399 and GBP=$1.5395 for the nine months ended September 30, 2001 and 2000, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2001 with the
Three Months Ended September 30, 2000

     Net earnings for the quarter ended September 30, 2001 were $7.2 million or $0.86 per diluted share on revenues of $31.0 million. Net earnings in the comparable 2000 quarter were $5.3 million or $0.63 per diluted share on revenues of $21.0 million.

     Revenues for all our regions increased when compared to the same quarter last year. The average North Sea day rate increased from $9,447 in the third quarter of 2000 to $10,919 in 2001, while utilization remained constant at 98.9%. The impact of the Sea Truck acquisition on revenues for the three months ended September 30,

2001 was significant, as the transaction was finalized late in the second quarter and a full quarter of Sea Truck related revenues were included in the 2001 results. Additionally, the July delivery of the first vessel under our newbuild program, the Highland Fortress, coupled with the acquisition of two vessels from Clear Seas, the Clywd Supporter and Sefton Supporter, in late August, contributed to higher revenues in 2001 when compared to 2000. Average day rates and utilization for Southeast Asia were $4,386 and 89.5%, respectively in the third quarter of 2001, increasing from $3,847 and 70.4%, respectively in the same quarter of 2000. Our Brazilian fleet reflected improvements in day rates from $8,663 in third quarter 2000 to $9,541 in the same 2001 period. This increase was partially offset by a decrease in utilization, from 99.9% to 97.1% for the third quarter of 2000 and 2001, respectively.

     Operating income increased $5.6 million between the quarter ended September 30, 2000 and September 30, 2001, from $6.0 million in 2000 to $11.6 million in 2001. This increase reflects higher revenues related to the acquisition of Sea Truck and the three additional vessels.

     Interest expense increased in the quarter ended September 30, 2001 compared to the same quarter in 2000 primarily due to interest related to the borrowing under our credit facility in 2001 to partially finance the Sea Truck acquisition, coupled with the assumption of existing debt associated with both the Sea Truck and Clear Seas acquisitions. Our capitalized interest associated with new vessel construction was $0.4 million for the third quarter 2001, with nominal interest capitalized in the 2000 period

     For the three months ended September 30, 2001 our estimated effective tax rate was approximately 13.4%, which approximates the rate we expect for the balance of the year.

Comparison of the Nine Months Ended September 30, 2001 with the Nine Months Ended September 30, 2000

     Net earnings for the nine months ended September 30, 2001 were $31.4 million, or $3.73 per diluted share, on $76.0 million in revenues. Net earnings for the comparable 2000 period were $4.6 million, or $0.55 per diluted share, on $55.4 million in revenues. Before a $16.2 million deferred tax recapture associated with the reassessment of future taxes subsequent to adoption of the tonnage tax regime in the United Kingdom and Norway (see Note 8), net earnings for the nine months ended September 30, 2001 were $15.2 million or $1.81 per diluted share. Increases in fleet size coupled with day rate increases in all regions and utilization increases in the North Sea and Southeast Asia account for the significant increase in revenue.

     Operating income increased by $14.9 million, from $10.8 million in the nine months ended September 30, 2000 to $25.7 million in the same 2001 period. This increase was primarily related to the revenue increases associated with the Sea Truck acquisition and the addition of four vessels throughout the past nine months.

     Other income and expenses included income from our North Sea joint venture of $1.0 million in the nine months ended September 30, 2001, compared to a loss of $0.3 million in 2000. The prior year period further included a $3.6 million gain on the sale of a vessel in the third quarter of 2000.

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

     In 1998, we established a $75 million credit facility with three banks. Under the terms of this facility, the amount began to reduce by 12.5% beginning September 1, 2001. It further reduces by 12.5% each quarter until June 1, 2003. This credit facility contains covenants which require us to not exceed a maximum leverage ratio and to maintain a specified interest coverage ratio and a minimum net worth, on a consolidated basis. We were in compliance with all of the covenants of this agreement as of September 30, 2001. We have entered into discussions with our existing banking group and others on the renewal of the credit facility. We can give no assurance that the facility will be renewed on terms which are acceptable to us.

     At September 30, 2001, we had total long-term debt of $188.2 million, consisting of approximately $19.4 million of the $23.2 million of debt assumed as part of the Sea Truck acquisition, an additional $29.9 drawn on our credit facility primarily to fund a portion of the Sea Truck acquisition, $8.7 million of debt assumed as part of the Clear Seas vessel purchase, $129.7 million of Senior Notes and $0.5 million of other long-term debt associated with our offices in Aberdeen, Scotland. Subsequent to the end of the third quarter we repaid $5.0 million of debt drawn under the credit facility.

     We currently have approximately $28.6 million of net working capital, including $16.2 million of cash and cash equivalents. Our cash flow from operations during the nine months ended September 30, 2001 of $24.3 million reflects an increase of $17.5 million over the same 2000 period due to improved results from operations. The deferred tax recapture of $16.2 million included in net income for the first nine months of 2001 is partially offset within the deferred tax category on the Statement of Cash Flows by the current year provision for taxes due and paid.

     Net cash used in investing activities was $80.4 million for the nine months ended September 30, 2001 compared to a net cash inflow of $1.1 million during 2000 resulting from the sale of a vessel for $8.5 million. The 2001 period includes $34.7 million related to the purchase of the Sea Truck vessels and $41.6 million for purchases of vessels and equipment, of which $23.2 million is related to payments under our newbuild program. In the nine month period ended September 30, 2001, we drydocked 14 vessels at a cost of $4.1 million, compared to seven vessels being drydocked in the same 2000 period at a cost of $2.1 million.

     We believe that our current reserves of cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance our operating requirements. Our ability to fund working capital, capital expenditures and debt service in excess of cash on hand depends on the continued success of our operations. To the extent that internal sources are insufficient to meet those cash requirements, we intend to seek other debt or equity financing. We cannot assure you that such debt or equity financing would be available on terms acceptable to us.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency.
The remainder is paid in U.S. Dollars.

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Sterling ("GBP") with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended September 30, 2001, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. As of September 30, 2001, the NOK/U.S. Dollar exchange rate was 1 USD = NOK 8.87, while the GBP/U.S. Dollar exchange rate was 1 GBP = $1.474. The exchange rates in the comparable 2000 period were 1 USD = 9.09 NOK and 1 GBP = $1.476. Our North Sea based fleet generated $24.2 million in revenues and $9.4 million in operating income for the three months ended September 30, 2001.

     Reflected in the accompanying balance sheet as of September 30, 2001, is a $25.4 million cumulative translation adjustment primarily related to the lower GBP and NOK exchange rate as of September 30, 2001 compared to the exchange rate when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries.

     Our debt is predominantly denominated in U.S. dollars, while a substantial portion of our revenue is generated in Sterling. We have carefully evaluated these conditions and determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions. Our decision is based on a number of factors, including among others:

- The cost of using hedging instruments in relation to the risks of currency fluctuations,
- The propensity for adjustments in Sterling denominated vessel day rates over time to compensate for changes in the purchasing power of Sterling as measured in U.S. dollars
-  Our strong cash position substantially held in U.S. dollars
- The level of U.S. dollar denominated borrowings available to us, and
-  The conditions in our U.S. dollar generating regional markets.

     As one or more of these factors change we may choose to use financial instruments to hedge risks of currency fluctuations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of September 30, 2001, the fair value of these notes, based on quoted market prices, was approximately $119.6 million compared to a carrying amount of $129.7 million. Additionally, we had $29.9 million of outstanding debt under our credit facility and $31.4 million under various facilities related to the acquisition of Sea Truck and two additional vessels. The fair value of these borrowings approximates the carrying value because the borrowings bear interest at market rates, which currently range from 4.6 to 6.8 percent.


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

          None.

     (b)  Reports on Form 8-K.

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

     On August 31, 2001, we filed a report on Form 8-K announcing the release of the contract cover.

     On October 2, 2001, we filed a report on Form 8-K announcing the release of earnings guidance and new contracts.

     On October 23, 2001, we filed a report on Form 8-K announcing the date of its upcoming third quarter earnings release and investor conference call.

     On October 31, 2001, we filed a report on Form 8-K announcing the release of the results of our operations for the quarter ended September 30, 2001.

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

Date: November 7, 2001

                             EXHIBIT INDEX

Exhibit No.


None.