Form 10-K405
period 2001-12-31
GULFMARK OFFSHORE INC
filed 2002-03-11
CIK 1030749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

      4400 POST OAK PARKWAY, SUITE 1170
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information Statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. YES [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 5, 2002:
$156,790,000.

     Number of shares of common stock outstanding as of March 5, 2002:
8,199,137.

                       DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III Items 10,11,12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
                        Exhibit Index Located on Page 41.

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I
   Items1.
   and  2.          Business and Properties.....................................................................        3
                         General Business.......................................................................        3
                         The Company............................................................................        3
   Item 3.          Legal Proceedings...........................................................................       11
   Item 4.          Submission of Matters to a Vote of Security Holders.........................................       12

PART II
   Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters...................       12
   Item 6.          Selected Consolidated Financial Data........................................................       13
   Item 7.          Management's Discussion and Analysis of Financial Condition and Results
                          of Operations.........................................................................       14
   Item 7A.         Quantitative and Qualitative Disclosures about Market Risk..................................       20
   Item 8.          Consolidated Financial Statements and Supplementary Data....................................       21
   Item 9.          Changes in and Disagreements With Accountants on Accounting and
                          Financial Disclosure..................................................................       37

PART III
   Item 10.         Directors and Executive Officers of the Registrant..........................................       37
   Item 11.         Director and Executive Officer Compensation.................................................       37
   Item 12.         Security Ownership of Certain Beneficial Owners and Management..............................       37
   Item 13.         Certain Relationships and Related Transactions..............................................       37

PART IV
   Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................       37

                                     PART I

  ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                GENERAL BUSINESS

     GulfMark Offshore, Inc. is a Delaware corporation that provides offshore marine services primarily to companies involved in offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, with the balance in offshore Southeast Asia, Brazil and West Africa. Periodically, we will charter vessels into other regions to meet our customers' requirements.

     Our principal executive offices are located at 4400 Post Oak Parkway, Suite 1170, Houston, Texas 77027-3414, and our telephone number at that address is
(713) 963-9522.

                                   THE COMPANY

OFFSHORE MARINE SERVICES INDUSTRY OVERVIEW

     Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms ("Offshore Marine Services"). This industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies, equipment and personnel. Offshore Marine Service providers are employed by oil companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and offshore Brazil are each major markets that employ a significant number of vessels. Vessel usage is also significant in other international areas, including India, Australia, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. Historically, few of these competitors have participated in all five of these major markets. We operate our fleet of 53 offshore supply vessels in four of the five major markets: 36 in the North Sea, 12 in Southeast Asia, 3 in Brazil and 2 in West Africa.

     Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is impacted by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Each of the major geographic offshore oil and gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict migration of vessels into that market and, to a lesser degree, high operating costs restrict migration out of the market. The effect of these restrictions on vessel migration is to segment various regions into separate markets.

GROWTH IN SIZE OF VESSEL FLEET

     The size of our vessel fleet has grown from 47 vessels on December 31, 2000 to 53 vessels on March 5, 2002, due in large part to three transactions in which we acquired eight existing vessels, plus the delivery of the first three of nine newbuild vessels. Our managed fleet was reduced by five vessels, three of which we acquired. The expansion of the owned fleet from 30 to 41 vessels during the same period was the major factor affecting operating income in 2001. This expansion is also expected to provide the opportunity for growth in operating income in future periods. The first of the transactions was the acquisition of the Stirling Fyne, renamed the Highland Patriot, for $6.9 million in April 2001, whereupon it was immediately chartered for one year, plus options of the charterer for extensions, at an attractive day rate. In June 2001, we acquired five vessels through the acquisition of Sea Truck Holding, AS ("Sea Truck") in Norway for approximately $61.8 million, of which $38.6 million was in cash and $23.2 million was the assumption of existing Sea Truck debt. Four of the vessels (Stream Truck, Stout Truck, Sound Truck and Safe Truck) were under term charters at the time of the acquisition with the fifth vessel (Zacharias) under a bareboat charter with an obligation to sell the vessel in 2003. In July 2001, we took delivery of the Highland Fortress, the first of nine newbuild vessels to be delivered over the 2001-2003 period. This vessel immediately went on contract for a primary term of three years, with options at an attractive day rate. In August 2001 we acquired two previously managed vessels (Clwyd Supporter and Sefton Supporter) from Clear Seas Offshore, Ltd. ("Clear Seas"), for approximately $8.9 million in assumed debt. Both of these vessels have charters extending through June 2002, plus options. At the end of February 2002, we took delivery of two vessels under our newbuild program, the Highland Navigator and North Mariner. Both of these vessels are contracted under term charters beginning in March 2002, for three and five year primary terms, respectively, with options. The following table reconciles the fleet size at the beginning of 2001 through March 5, 2002:

                                                       BAREBOAT
                                              OWNED    CHARTERED   MANAGED    TOTAL
                                             VESSELS    VESSELS    VESSELS    FLEET
                                             -------   ---------   -------    -----
JANUARY 1, 2001 ..........................      30          4        13        47
   Highland Patriot ......................       1         --        --         1
   Sea Truck Acquisition .................       5         --        (1)        4
   Clear Seas Vessels ....................       2         --        (2)       --
   Newbuild Program ......................       1         --        --         1
   Other .................................      --         --        (2)       (2)
DECEMBER 31, 2001 ........................      39          4         8        51
   Newbuild Program ......................       2         --        --         2
MARCH 5, 2002 ............................      41          4         8        53

VESSEL CLASSIFICATIONS

     Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are neither precise nor rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are: (i) platform supply vessel, (ii) anchor handling, towing and supply vessel, (iii) construction support vessel, (iv) standby rescue vessel, (v) crewboat, (vi) specialty vessel and (vii) utility vessel.

o PLATFORM SUPPLY VESSELS ("PSVS") serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150' to 200'. Large PSVs ("LgPSVs") range up to 275' in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of service in construction support.

o ANCHOR HANDLING, TOWING AND SUPPLY VESSELS ("AHTS") are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower ("BHP") are referred to as small AHTS vessels ("SmAHTS"), while AHTS vessels in excess of 10,000 BHP are referred to as large AHTS vessels ("LgAHTS"). The most powerful North Sea Class AHTS vessels have up to 25,000 BHP. From time to time, all of our AHTS vessels also function as PSVs.

o CONSTRUCTION SUPPORT VESSELS are vessels such as pipe-laying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. A large number of our LgPSVs also function as pipe carriers. Our North Sea fleet has the distinction of being the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

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

o CREWBOATS ("CREW") transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100' to 120' in length and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130' to 165' in length and can be longer with greater cargo carrying capacities. They are used primarily to transport cargo on a time-sensitive basis.

o SPECIALTY VESSELS ("SPV") generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading ("FPSOs"), diving operations, remotely operated vehicles ("ROVs"), survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions, and two managed vessels are currently chartered for specialty functions.

o UTILITY VESSELS are typically 90' to 150' in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. We do not operate any vessels in this category.

THE NORTH SEA MARKET

     We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market are typically large and well-capitalized entities (such as major oil companies and state-owned oil companies), in large part because of the significant financial commitment required in this market. Projects in the region tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments, such as the Gulf of Mexico. Consequently, vessel demand in the North Sea has generally been steadier and less susceptible to abrupt swings than vessel demand in other regions.

     This market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the more volatile exploration segment of the market represents the primary demand for AHTS vessels. While supply vessels support the exploration segment, they also support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, since AHTS vessels are capable of performing in a supply role, the availability of AHTS vessels during prolonged periods of weakness in the exploration segment, as was experienced during 1999 and the first half of 2000, can put downward pressure on PSV demand.

     Our North Sea fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 28 owned and bareboat chartered vessels (22 PSVs, 2 AHTS vessels, and 4 SpV) and 8 managed vessels (4 PSVs, 1 AHTS vessels and 3
SpVs). Onshore bases in Aberdeen, Scotland and Liverpool, England support these vessels.

     During the period of 1995-1998, the North Sea market experienced consistently high vessel utilization rates and increasing day rates. Increased drilling rig requirements during 1995 and 1996 led to a shortage of high specification drilling rigs. A number of long-term drilling contracts were signed during that period and, as demand increased in other regions, orders for new drilling rigs were placed. Accelerated activity in construction and development projects added to the demand for supply vessel services and by 1997 vessel demand was very strong. The positive market dynamics continued into the first quarter of 1998. A drop in oil prices in the latter half of 1998 and into the first quarter of 1999 resulted in significant reductions in spending plans for 1999 and caused demand for vessel services in 1999 to fall well below that experienced in 1997 and 1998. A number of the large integrated oil companies were merged and the consolidation process in the industry had an adverse near-term effect on the market for support vessel services. This slowdown in demand occurred in a period when a number of vessels entered the marketplace well ahead of the drilling rigs they were built to support. Most of these vessels were ordered in 1997 and 1998 in response to increased construction in the drilling industry and were delivered by the end of 1999. The vessel deliveries aggravated an oversupply condition caused by the reduction in development activity but was mitigated somewhat by vessels utilized in fiber optic cable installation and maintenance activity. In the second quarter of 2000, in response to higher commodity pricing and some increase in drilling activity, this market began to improve. This was at first evidenced by increased utilization rates for offshore support vessels and was followed by an improvement in day rates. The steady recovery continued throughout the balance of the year, with demand outside of the North Sea accelerating price recovery as deepwater locations in international markets competed for the available vessels. These factors allowed day rates and utilization to escalate to levels similar to those experienced during the high point of 1998. At the end of 2000 and throughout 2001, rates continued to improve, and, during the latter half of 2001, were above those experienced in the previous peak period of 1998, despite lower oil and natural gas prices.

     The supply of vessels to the region has been a function of newbuild vessels delivered to the market and the migration of vessels to other markets, either permanently or for temporary assignments. The demand for existing vessels outside of the North Sea and the expanded role for deepwater projects in worldwide locations left the North Sea fleet largely in balance through the end of 1998. As oil and gas activity levels declined after the precipitous oil price drop in 1998-1999 and a number of newbuild vessels entered the market in advance of new deepwater drilling rigs which had been delayed, an excess of supply resulted and caused day rates and utilization to fall. The excess supply began to be absorbed in 2000 as vessels moved out of the North Sea in support of drilling rigs in other deepwater markets and as activity levels improved in the region. During the second half of 2000 and throughout 2001, many companies committed to a number of newbuild vessels with deliveries scheduled from 2001 through 2003. Industry sources have identified approximately 65 vessels outside of the United States and Canada which are scheduled to be delivered over the two year period 2002-2003. These newbuild vessels are generally designed to meet the expanding demand for deepwater support vessels not only in the North Sea but in the other major deepwater markets of the world.

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

     Changes in supply and demand dynamics have led at times, most recently during 1999, to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to Southeast Asia would involve a significant cash and opportunity cost. Historically, there has been some movement between these operating areas, but vessel movements have not been a major factor in the Southeast Asia vessel market.

     Indonesia is the only member of OPEC in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Several large projects have now been identified that would exploit gas reserves. Indonesian-based operations utilize the largest number of service vessels in the region. Demand in Indonesia has seen a number of peaks and valleys during the past decade. In 1992, demand softened as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures with local authorities. This reversed somewhat in 1993 and 1994, as some agreements were reached. However, in 1995, the oil companies pressed for further modifications to their production royalty and tax structures and reduced their exploration budgets, resulting in lower-than-expected activity in 1995 and only marginal improvement in 1996 and 1997. The market improved in early 1998 as part of a general improvement throughout Southeast Asia but turned lower in 1999 as a result of an overall worldwide slowdown in exploration and development expenditures. During 2000, as markets in other regions rebounded, this market lagged behind with several brief upturns only to be followed by contractions back to the previously reduced levels. During 2001, activity levels improved and both day rates and utilization were consistently higher than at any time in the prior two years. Subsequent to the end of 2001, activity levels have remained relatively high and day rates have also continued to be steady.

     In the first quarter of 2000, we secured a contract for one of the newbuild vessels completed in 1999 to work for a major oil company in Indonesia. This development was important because it marked a shift from the historical demand of the commodity type vessels which have dominated this market in the past to newer, more technologically advanced service vessels. This contract, which was originally for two years, was extended at a higher day rate until August of 2002.

THE BRAZILIAN MARKET

     Similar to the North Sea, the Brazilian market requires highly sophisticated vessels due to the harsh operating environment. We have experienced success in meeting the market requirements through owned, managed and bareboat chartered vessels and will look to our existing and newbuild fleet to meet the expanding demand for vessels in this important market.

     Over the last several years, the Brazilian government has opened up the petroleum industry to private investment. The early bid rounds resulted in extensive commitments by major international oil companies and consortiums of independents, which have explored and will continue to explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTS and PSV vessels in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. As this activity increases throughout 2002-2003 to meet the commitments of the oil companies to the Brazilian government, there will be a growing demand for offshore support vessels. In addition, Petroleo Brasiliero S.A. ("Petrobras"), the Brazilian national oil company, has announced expansion plans for the next several years which will create additional demand for offshore support vessels. We have been active in bidding on additional work with both Petrobras and the consortiums and believe we will be successful in the award of a contract for additional vessels in the region.

     The Seapower has been operating in Brazil since 1995 under a contract with Petrobras, which runs into October 2003. The Leopard Bay, an AHTS vessel built by Sanko Steamship Co. Ltd., ("Sanko") and bareboat chartered by us for three years, began a three-year contract with Petrobras in November 1998 which was extended into June 2002. During 2000, we exercised our option to extend the bareboat charter for this vessel for an additional year through June 2003. We contracted a third vessel, the Highland Scout, to Petrobras in January 2000 for an initial period of six months which was extended several times during that year. At the end of 2001, we extended the contract for an additional year at a higher day rate. In the first quarter of 2001, we mobilized two of our managed PSVs, the Torm Kestrel and Waveny Castle, to Brazil to work for BP in support of their drilling program offshore Belem, Brazil. Both of these vessels were returned to the North Sea on the completion of the drilling program in mid-2001.

THE WEST AFRICAN MARKET

     During January 2000, we mobilized a bareboat chartered vessel from the North Sea market to Equatorial Guinea under a two-year contract with a major international oil company which was subsequently extended into 2003. This marked our entry into this market and was viewed as an important step for us in meeting the growing demand for deepwater capable vessels in the emerging West African Offshore Marine Services market. In 2001, we mobilized one of our managed AHTS vessels to West Africa in support of a construction/cable installation program. With the notable exploration successes which have been publicized by both major oil companies and independents operating in the area, we believe that the market in this region has one of the highest potentials for attracting North Sea capable vessels. The heightened level of offshore expenditures has created an increase in the demand for vessels to support drilling operations in this region, as evidenced by the increase in vessel contracts awarded over the period 1999-2001. We believe that further demand will be created for both AHTS vessels and PSVs as expenditures to further delineate and exploit the deepwater discoveries are initiated by the international oil companies. This has been further evidenced in the first several months of 2002 as bid activity has increased for projects in Nigeria, Angola and Equatorial Guinea. We will look to our current fleet of vessels in addition to our newbuild vessels to meet the requirements of this market.

NEW VESSEL CONSTRUCTION PROGRAM

     In response to the improving worldwide market conditions, during the second half of 2000 we committed to the construction of nine new North Sea class vessels with a Norwegian shipbuilder. This shipyard previously constructed several of our other newbuilds including the UT 755 design PSVs. The program includes six PSVs and three AHTSs with all vessels designed to be multi-functional in that they will be capable of supporting underwater remotely operated vehicle ("ROV") operations as well as traditional offshore support operations. All of the vessels are being built to Rolls Royce/Ulstein specifications and include two UT 745 and four UT 755 PSVs plus three UT 722 AHTS vessels. The timing of this construction program was chosen based on the increased demand for deepwater and ultra-deepwater capable vessels. Many of the same construction supervisors utilized in our successful construction program during 1996 - 1999 have been mobilized to manage the new program. One PSV, the Highland Fortress was delivered in July 2001 and two vessels were delivered in February 2002. Two additional deliveries are scheduled in the third and fourth quarter of 2002. The remaining four vessels are scheduled for delivery in 2003. The first three vessels have been delivered on time and on budget. The remaining vessels to be delivered are anticipated to meet the same cost and delivery criteria. The delivery dates are expected to precede the termination dates of the four current bareboat chartered vessels. The total estimated cost of the program is approximately $185 million. To date we have spent $69.0 million, including $33.2 million in 2002. The construction cost for the vessels is based on a fixed price contract denominated in Norwegian Kroner. Additionally, we have systematically entered into forward contracts to minimize our foreign currency exchange risk. The following table outlines the cost and contracted delivery schedule of the program:

          VESSEL                  VESSEL TYPE        DELIVERY DATE         COST (MILLIONS)
          ------                  -----------        -------------         ---------------
UT 755L (Highland Fortress)..           PSV           July 12, 2001           $  14.0
UT 745 (Highland Navigator)..           PSV         February 27, 2002            18.8
UT 745 (North Mariner).......           PSV         February 28, 2002            19.7
UT 755 (Highland Bugler).....           PSV           3rd Qtr. 2002              12.5
UT 722L (Highland Courage)...          AHTS           4th Qtr. 2002              30.2
UT 755L......................           PSV            1st Qtr 2003              15.0
UT 755.......................           PSV            2nd Qtr 2003              13.0
UT 722L......................          AHTS            3rd Qtr 2003              31.0
UT 722L......................          AHTS            4th Qtr 2003              31.0
Total Cost                                                                    $ 185.2

OUR FLEET

     Our existing fleet as of March 5, 2002 includes 53 vessels. Of these vessels, 41 are owned by us (one of which, the Zacharias, is under an installment sale which obligates the charterer to purchase the vessel not later than April 2003), four are bareboat chartered from other owners and eight are under management for other owners. Additionally, there are six remaining vessels to be delivered as part of our newbuild program in Norway. Several of these vessels may replace four of the bareboat chartered vessels, all of which will be returned during the years 2003-2004.

                                         TYPE                             LENGTH       BHP        DWT
  FLEET           VESSEL                  (A)        FLAG      DELIVERY   (FEET)       (B)        (C)
NORTH SEA BASED (D)
     Owned  Clwyd Supporter               SpV         UK         1984       266       10,700      1,400
            Highland Champion            LgPSV        UK         1979       265        4,800      3,910
            Highland Drummer             LgPSV        UK         1997       221        5,450      3,115
            Highland Fortress            LgPSV        UK         2001       236        5,450      3,200
            Highland Legend               PSV         UK         1986       194        3,590      1,442
            Highland Navigator           LgPSV        UK         2002       275        9,600      4,320
            Highland Patriot             LgPSV        UK         1982       233        4,800      2,649
            Highland Pioneer             LgPSV        UK         1983       224        5,400      2,500
            Highland Piper               LgPSV        UK         1996       221        5,450      3,115
            Highland Pride               LgPSV        UK         1992       265        6,600      3,075
            Highland Rover               LgPSV        UK         1998       236        5,450      3,200
            Highland Spirit               SpV         UK         1998       202        6,000      1,800
            Highland Sprite               SpV         UK         1986       194        3,590      1,442
            Highland Star                LgPSV        UK         1991       265        6,600      3,075
            Highland Warrior             LgPSV      Bermuda      1981       265        5,300      4,049
            North Prince                 LgPSV        UK         1978       259        6,000      2,717
            Safe Truck                   LgPSV        UK         1996       221        5,450      3,115
            Sefton Supporter              SpV         UK         1971       250        1,620      1,233
            North Challenger             LgPSV      Norway       1997       221        5,450      3,115
            North Crusader               AHTS       Norway       1984       236       12,000      2,064
            North Fortune                LgPSV      Norway       1983       264        6,120      3,366
            North Mariner                LgPSV      Norway       2002       275        9,600      4,320
            North Vanguard               LgPSV      Norway       1990       265        6,600      4,000
            Sound Truck                  LgPSV      Norway       1983       265        6,120      3,370
            Stout Truck                  LgPSV      Norway       1998       221        5,450      3,115
            Stream Truck                 LgPSV      Norway       1998       276        9,600      4,320
            Highland Bugler (e)          LgPSV        TBD        2002       221        5,450      3,115
            Highland Courage (e)         AHTS         TBD        2002       260       16,320      2,000
            TBN UT 755 (e)               LgPSV        TBD        2003       221        5,450      3,115
            TBN UT 755L (e)              LgPSV        TBD        2003       236        5,450      3,200
            TBN UT 722L (e)              AHTS         TBD        2003       260       16,320      2,000
            TBN UT 722L (e)              AHTS         TBD        2003       260       16,320      2,000
 Chartered  Mercury Bay                  LgPSV      Bermuda      1998       221        5,450      3,115
            Monarch Bay                  LgPSV      Bermuda      1998       221        5,450      3,115
            Torm Heron (f)               AHTS       Bermuda      1999       241       15,000      2,900
SOUTHEAST ASIA BASED
     Owned  Highland Guide               LgPSV        US         1999       218        4,640      2,800
            Sea Conquest                SmAHTS      Panama       1977       185        3,850      1,142
            Sea Diligent                SmAHTS      Panama       1981       192        4,610      1,219
            Sea Eagle                   SmAHTS      Panama       1976       185        3,850      1,215
            Sea Endeavor                SmAHTS      Panama       1981       191        4,000      1,000
            Sea Explorer                SmAHTS      Panama       1981       192        5,750      1,420
            Sea Searcher                SmAHTS      Panama       1976       185        3,850      1,215
            Searunner                    Crew       Panama       1982       120        2,720        126
            Seawhip                     SmAHTS      Panama       1983       192        3,900      1,200
            Seawitch                    SmAHTS      Panama       1983       192        3,900      1,200
            Sem Courageous              SmAHTS     Malaysia      1981       191        4,000      1,000
            Sem Valiant                 SmAHTS     Malaysia      1981       191        4,000      1,000
BRAZIL BASED
     Owned  Highland Scout               LgPSV        US         1999       218        4,640      2,800
            Seapower                      SpV       Panama       1974       222        7,040      1,205
 Chartered  Leopard Bay                  AHTS       Bermuda      1998       241       15,000      2,900

(a)  Legend:  LgPSV - Large platform supply vessel
              PSV - Platform supply vessel
              AHTS - Anchor handling, towing and supply vessel
              SmAHTS - Small anchor handling, towing and supply vessel
              Crew - Crewboat
              SpV - Specialty vessel, including towing and oil spill response

(b)  Brake horsepower.

(c)  Deadweight tons.

(d) The Zacharias, acquired as part of the Sea Truck acquisition, is under a bareboat charter and has a provision requiring the charterer to purchase the vessel no later than April 2003 and is not included herein.

(e)  Vessel currently under construction in Norwegian shipyard.

(f) Operated pursuant to 50/50 joint venture agreement with Torm U.K. Limited, through May 2002

Note: Eight additional vessels are under management agreements for other owners.

CUSTOMERS, CONTRACT TERMS AND COMPETITION

     Our principal customers are major integrated oil companies and large independent oil and natural gas exploration, production companies working in international markets, and foreign government owned or controlled oil companies, as well as companies that provide logistic, construction and other services to such oil companies and foreign government organizations. During 2001, under multiple contracts in the ordinary course of business, one customer accounted for more than 10% of total consolidated revenues: Aberdeen Services Company ("ASCO") at 19.0%. ASCO is a logistics coordinator primarily serving major international oil companies. The contracts are industry standard time charters involving several of our vessels for periods ranging from a few days or months to more than a year. The contracts are generally not cancelable except for unsatisfactory performance by the vessel. The loss of a major customer could have a material adverse effect on our financial condition and results of operations if a replacement is not obtained.

     Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Historically, term charters in the Offshore Marine Services industry have generally extended from six months to one year in length. Additionally, there are "evergreen" charters (also known as "life of field" or "forever" charters), and at the other end of the spectrum, there are "spot" charters and "short duration" charters, which can vary from single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common, and we believe that term charters constitute the majority of the market. Term charters in Southeast Asia are currently somewhat less common than in the North Sea and generally are two years or shorter in length. In the developing Brazil and West Africa markets, term charters are relatively common due to the harsh operating conditions, the scarcity of quality equipment and the distance to larger markets. In addition, charters for vessels in support of floating production, FPSOs are typically "life of field" or "full production horizon charters". Because of frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.

     Bareboat charters are contracts for vessels, generally for a term in excess of one year, whereby the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. In addition to bareboat charter fees paid to the owner, the charterer is responsible for providing the crew and all operating costs for the vessel. No depreciation expense is borne by the charterer. Bareboat chartered vessels, in comparison to identical owned vessels with the same day rate, generate the same revenue but less operating income since bareboat charter expense is generally higher than depreciation expense and less operating cash flow since bareboat charter expense is a cash cost.

     Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Depending on the level of service provided by the manager, fees for services range from $5,000 to $10,000 per month per vessel.

     Substantially all of our charters are fixed in British pounds, Norwegian Kroner and U.S. dollars. We attempt to reduce currency risk by matching each vessel's contract revenue to the currency matching its operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currency Fluctuations and Inflation."

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

FLEET AVAILABILITY

     A significant portion of our available fleet is committed under contracts of various terms. This represents the highest level of forward contract cover in our history for the current year as well as for one year out. The following table outlines the percentage of our forward days under contract as of March 5, 2001 and 2002:

                                                   AS OF MARCH 5, 2001        AS OF MARCH 5, 2002
                                                 ------------------------   ------------------------
                                                    2001         2002          2002         2003
                                                 VESSEL DAYS  VESSEL DAYS   VESSEL DAYS  VESSEL DAYS
                                                 -----------  -----------   -----------  -----------
              North Sea Based Fleet                  82.0%      43.9%          88.1%       56.3%
              Southeast Asia Based
              Fleet                                  43.4%       1.4%          38.0%        5.4%
              Brazil Based Fleet                     86.6%       0.0%          80.2%       26.3%
              Overall Fleet                          68.9%      25.6%          73.5%       40.0%

ENVIRONMENTAL AND GOVERNMENT REGULATION

     We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. We believe that we are in material compliance with all applicable laws and regulations. The International Maritime Organization recently made the regulations of the International Safety Management ("ISM") Code mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications which is effective, unless extended by governmental authorities, on July 1, 2002. While we believe the company will be in compliance on the effective date, no assurance can be given that compliance will be completed on a timely basis. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of environmental, health and safety laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

OPERATIONAL RISKS AND INSURANCE

     Our operations are subject to various operating hazards and risks, including:

     o    adverse sea and weather conditions;

     o    mechanical failure;

     o    navigation errors;

     o    collision;

     o    oil and hazardous substance spills, containment and clean up;

     o    labor shortages and strikes;

     o    damage to and loss of drilling rigs and production facilities; and

     o    war, sabotage and terrorism risks.

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

     We maintain customary insurance coverage for casualty and liability risks. We have renewed our primary insurance program for the insurance year 2002-2003. As a result of the events of September 11, 2001, the cost to cover war risks on our vessels has increased and could substantially increase over prior years' policies. We will evaluate the need to maintain this coverage as it applies to our fleet in the future. There is no assurance that our insurance coverage will be available, or affordable in the future, and if available whether it will be adequate to cover future claims that may arise.

FOREIGN OPERATIONS

     During the past five years, we derived substantially all of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as:

     o foreign currency exchange fluctuations or imposition of currency exchange controls;

     o    legal and governmental regulatory requirements;

     o    potential vessel seizure or nationalization of assets;

     o    import-export quotas or other trade barriers;

     o difficulties in collecting accounts receivable and longer collection periods;

     o    political and economic instability;

     o    politically adverse tax consequences;

     o difficulties and costs of staffing and managing international operations; and

     o    language and cultural differences.

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

EMPLOYEES

     At December 31, 2001, we had 300 employees located in the United States, the United Kingdom, Norway, Southeast Asia and Brazil. Additionally, through our contract with a crewing agency, we participate in collective bargaining arrangements with 753 contract crew members working on our North Sea vessels under evergreen employment agreements with wages renegotiated annually in June. We have no other collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

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

ADDITIONAL INFORMATION

     We file annual, quarterly, and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet on our website at http://www.gulfmark.com and at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's Public Reference Room at the following location: 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

     Various legal proceedings and claims that arise in the ordinary course of business may be instituted or asserted against us relating to the Offshore Marine Services operations. Additionally, we may be subject to claims for indemnification by Weatherford International, Inc. ("Weatherford") under our indemnity obligations described below. Although the outcome of litigation cannot be predicted with certainty, we believe, based on discussions with legal counsel and in consideration of reserves recorded, that the outcome of these legal actions, if any, would not have a material adverse effect upon our consolidated financial position and results of our operations. We cannot predict whether any such claims may be made in the future.

DISTRIBUTION AGREEMENT INDEMNITIES

     We were formed as a spin-off from our predecessor and began separate trading on May 1, 1997. The assets remaining with the predecessor included a domestic erosion control business known as "Ercon" and an investment in the common stock of Weatherford. In effecting the spin-off, we agreed to indemnify Weatherford and certain of its affiliates against:

     o liabilities for all past and future claims and litigation against Weatherford stemming from the predecessor's or our offshore marine services operations;

     o liabilities for claims and litigation against Weatherford or its current or past subsidiaries and affiliates, including Ercon, arising out of acts or omissions prior to May 1, 1997; and

     o any tax liabilities in the event the spin-off and related transactions are determined to be taxable.

     We have established an accrual on our financial statements and maintain insurance coverage, which we believe is adequate, to cover any contingent liabilities that may arise under the indemnity. During 2001, we reached an agreement with Ercon and Weatherford related to prior warranty claims asserted against Ercon by their customers. This had the effect of reducing the accrual we had established in 1997; however, there is no assurance that the remaining accrual is adequate. Any future successor of GulfMark would be required to assume these indemnity obligations, which may have the effect of delaying, deferring or preventing a change of control.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "GMRK." The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported:

                                                 2001                       2000
                                         ----------------------     ----------------------
                                           HIGH          LOW          HIGH          LOW
                                         ---------    ---------     ---------     --------
Quarter ended March 31..............      $35.00       $23.75       $ 22.50       $ 11.50
Quarter ended June 30...............      $39.99       $27.40       $ 26.25       $ 16.75
Quarter ended September 30..........      $34.00       $22.00       $ 31.75       $ 18.50
Quarter ended December 31...........      $30.45       $23.10       $ 31.00       $ 21.00

     For the quarter ended March 31, 2002 (through March 5, 2002), the range of low and high sales prices was $26.21 and $39.75, respectively. On March 5, 2002, the closing sale price of our common stock as reported by the NASDAQ National Market was $38.50 per share. As of March 7, 2002, there were 788 shareholders of record.

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

                                                                                    YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           2001            2000            1999           1998             1997
                                                       ------------    ------------    ------------    ------------    ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OPERATING DATA :
Revenues ...........................................   $    114,063    $     77,702    $     72,258    $     86,194    $     46,019
Direct operating expenses ..........................         43,403          34,060          34,127          30,881          18,231
Bareboat charter expense ...........................          8,931           6,661           7,089           3,221              --
General and administrative expenses ................          7,623           6,328           6,087           5,718           5,364
Depreciation and amortization ......................         15,327          12,613          12,420          11,345           6,711
                                                       ------------    ------------    ------------    ------------    ------------
Operating income ...................................         38,779          18,040          12,535          35,029          15,713
Gain on sale of assets .............................             --           3,651              --           2,930              --
Interest expense, net ..............................        (11,569)        (10,731)         (9,501)         (8,208)         (3,819)
Loss from unconsolidated venture ...................             --            (214)           (865)             --              --
Minority interest ..................................         (1,524)             --              --              --              --
Other income (expense), net ........................             23             217              --            (146)            (73)
Income tax (provision) benefit .....................         12,213          (3,056)           (308)         (8,816)         (3,626)
                                                       ------------    ------------    ------------    ------------    ------------
Income from continuing operations ..................         37,922           7,907           1,861          20,789           8,195
Loss from discontinued operations, net of taxes ....             --              --              --              --            (648)
Loss on disposal of segment, net of taxes ..........             --              --              --              --          (1,426)
                                                       ------------    ------------    ------------    ------------    ------------
Net income .........................................   $     37,922           7,907    $      1,861    $     20,789    $      6,121
                                                       ============           =====    ============    ============    ============
Earnings per share from continuing
     operations (basic) ............................   $       4.63    $       0.97    $       0.23    $       2.58    $       1.15
Weighted average common shares (basic) .............          8,194           8,163           8,129           8,047           7,155
Earnings per share from continuing
     operations (diluted) (a) ......................   $       4.51    $       0.95    $       0.22    $       2.52    $       1.11
Weighted average common shares (diluted) (a) .......          8,403           8,326           8,271           8,255           7,413
STATEMENT OF CASH FLOWS DATA:
Cash provided by operating
     activities of continuing operations ...........   $     41,755    $     14,349    $     16,376    $     32,471    $     19,112

Cash used in investing activities ..................        (85,241)         (6,240)        (19,739)        (62,142)        (37,218)


Cash provided by financing activities ..............         31,530             110              46          36,475          28,658
Effect of exchange rate changes on cash ............           (812)         (2,178)            (40)           (682)           (541)
OTHER DATA:
EBITDA (b) .........................................   $     54,106    $     30,653    $     24,955    $     46,374    $     22,424
Cash dividends per share ...........................             --              --              --              --              --
Total vessels in fleet (c) .........................             50              47              51              38              30
Average number of owned or chartered vessels(d)  ...           38.0            33.6            31.8            28.7            23.0


                                                        AS OF DECEMBER 31,
                                 --------------------------------------------------------------
                                    2001         2000         1999         1998         1997
                                 ----------   ----------   ----------   ----------   ----------

BALANCE SHEET DATA:
Cash and cash equivalents ....   $   21,923   $   34,691   $   28,650   $   32,007   $   25,885
Vessels and equipment, net ...      262,364      182,628      195,358      192,615      105,262
Total assets .................      352,051      263,914      270,582      271,369      154,661
Long-term debt (e) ...........      180,669      130,097      130,128      130,136       42,918
Total stockholders' equity ...      133,392       97,587      104,678      108,490       85,272

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

(c) Includes managed vessels in addition to those that are owned and chartered. See page and 9 for further information concerning our fleet.

(d) Includes owned and chartered vessels only. Adjusted for additions and dispositions occurring during each period. See page 8 for further information concerning our fleet.

(e)  Excludes current portion of long-term debt.

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

     In addition to these variable costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections and maintenance and repairs designed to ensure compliance with applicable regulations and to maintain certifications for our vessels with various international classification societies. The aggregate number of drydockings and other repairs undertaken in a given period generally determines maintenance and repair expenses and marine inspection amortization charges. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over 30 months, which approximates the period between required drydockings.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and certification. Should we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the year ended December 31, 2001, we completed the drydocking of 15 vessels at an aggregate cost of $4.9 million, versus 11 vessels at an aggregate cost of $2.4 million in 2000 and 10 vessels drydocked at an aggregate cost of $2.6 million in 1999.

     Over the last several years, we have been actively expanding our fleet through the construction of new vessels, acquisition of existing equipment from the resale market and by bareboat chartering vessels owned by others. We contracted with a Norwegian shipbuilder for the construction of nine North Sea class vessels for a total of approximately $185 million. Projected cash outflows for this program for 2002 is $74.2 million, of which $33.2 million has been expended as of March 5, 2002. To complete this program in 2003, projected cash outflows are $75.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. We believe we have exercised proper judgment in determining these estimates based on the facts and circumstances available to management at the time the estimates were made.

Revenue Recognition

     Revenues from charters for offshore marine services are recognized as performed based on contractual charter rates. Currently, charter terms range from several days to as long as five years in duration. Management services revenue is recognized as performed in the period in which the services are provided.

Deferred Drydocking and Deferred Financing Costs

     Costs incurred in connection with drydocking are capitalized and amortized over 30 months, which approximates the period between required drydockings. Deferred financing costs are capitalized as incurred and are amortized over the expected term of the related debt.

Goodwill

     Goodwill primarily relates to the 1998 acquisition of Brovig Supply and the June 2001 acquisition of Sea Truck and has been allocated based on the estimated fair market value of net tangible assets acquired. We assess the recoverability of the carrying value of goodwill periodically or when events or circumstances indicate the potential for impairment. Our assessment is based upon the fair value of the goodwill which is based upon our estimate of future cash flows. If our estimated undiscounted cash flows are less than the carrying value of the related goodwill, an impairment would be recognized based upon the discounted value of such cash flows. Changes in economic conditions of our business could affect our estimate of future cash flows. Any impairment in goodwill would be recognized in our operating results.

RESULTS OF OPERATIONS

  COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

     Our results for 2001 have continued to follow the general pattern of the principal markets in which we operate. Although the U.S. market for Marine Offshore Services fell off during the second half of 2001, we have no presence in the this market. However, our international markets remained quite strong with both the North Sea and Southeast Asia regions demonstrating much higher utilization when compared to 2000. This activity level was reflected in day rate increases in both the term and spot markets in the North Sea as well as term rate increases in Southeast Asia. Because of the strong term market, we fixed a number of our North Sea vessels on multi-year contracts with options for extensions beyond the primary term and had a number of options for contract extensions declared by charterers under existing agreements. This has in turn produced the highest level of forward contract cover in our history.

     For the year ended December 31, 2001, we reported net income of $37.9 million, $4.51 per diluted share. Our 2001 results include the pre-2001 deferred tax recapture of $15.7 million, or $1.87 per share (diluted) recognized in the second quarter of 2001 for adoption of the tonnage tax regime in the U.K. and Norway. Excluding the recapture, net income was $22.2 million, or $2.64 per share (diluted), on revenues of $114.1 million compared to $7.9 million, or $0.95 per share (diluted) on revenues of $77.7 million for the preceding year.

     The increase in revenue was attributable primarily to the expansion of the fleet during the year through the three separate acquisition transactions (Highland Patriot, Sea Truck and Clear Seas vessels), the delivery of the Highland Fortress in July 2001 and the inclusion of the joint venture revenue from the vessel Torm Heron due to consolidating of the joint venture as a result of our increased managerial authority over vessel operations. Of the $36.4 million increase in revenue, 41% was due to the increased size of the fleet while the revenue from the joint venture represented an additional 20% of the increase. While consolidation of the Torm Heron joint venture resulted in increased revenue and operating income, it did not affect our net income. Both higher day rates in all regions and increased utilization in both the North Sea and Southeast Asia accounted for the balance of the increase in revenue of 23% and 16% respectively. Operating expenses increased $9.3 million in 2001. Of this increase, 84% was due to the increased size of the fleet including the joint venture vessel with the balance resulting from higher operating costs primarily on the North Sea vessels. Bareboat charter expense increased by $2.3 million over the previous year due principally to the inclusion of $2.0 million in bareboat charter fees related to inclusion of the joint venture vessel. General and administrative expenses increased $1.3 million in 2001 primarily due to the addition of the Norwegian operating base acquired in the Sea Truck acquisition. Depreciation expense also increased in 2001 when compared to 2000 by $2.7 million and was related solely to the increase in the size of the fleet. Net interest expense reflected an increase of $0.8 million due to increased borrowings related to the Sea Truck acquisition and a decrease in interest income due to lower average cash balances, offset in part, by an increase in the amount of capitalized interest related to the newbuild vessel program. The 2000 period also reflected a pre-tax gain of $3.7 million primarily reflecting the gain on the sale of the old Highland Fortress. Minority interest increased by $1.5 million and reflects the distribution of profits from the joint venture vessel included in the operating income categories of the Statements of

Income. The following table summarizes average day rates, overall utilization and average vessels owned or chartered for the comparable periods:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                                              INCREASE
                                                    2001         2000        (DECREASE)
                                                 ----------    ----------    ----------

Average Rates Per Day Worked (a) (b):
     North Sea Based Fleet (c) ...............   $   10,932    $    9,101    $    1,831
     Southeast Asia Based Fleet ..............        4,353         4,039           314
     Brazil Based Fleet ......................        9,576         8,382         1,194
Overall Utilization (a) (b):
     North Sea Based Fleet (c) ...............         96.9%         92.8%          4.1%
     Southeast Asia Based Fleet ..............         86.4%         67.2%         19.2%
     Brazil Based Fleet ......................         93.7%         95.9%         (2.2)%
Average Owned or Chartered Vessels (a) (d):
     North Sea Based Fleet ...................         23.0          18.6           4.4
     Southeast Asia Based Fleet ..............         12.0          12.0            --

     Brazil Based Fleet ......................          3.0           3.0            --
                                                                                     .4
         Total ...............................         38.0          33.6             4

(a) Includes all owned or bareboat chartered vessels as well as the joint venture bareboat chartered vessel. Managed vessels are not included.

(b) Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c) Revenues for vessels in our North Sea fleet are primarily earned in British pounds ((pound)) and have been converted to U.S. dollars at the average exchange rate ($/(pound)) for the periods indicated. The average exchange rates for the years ended December 31, 2001, and 2000 were (pound) = $1.44 and (pound) = $1.52, respectively. The North Sea Based Fleet includes the Monarch Bay which is working in West Africa.

(d) Adjusted for vessel additions and dispositions occurring during each period.

  COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999.

     Our results for 2000 reflected an increase in activity as energy commodities have shown consistently strong pricing. During the first half of 2000, we were unwilling to fix our fleet on long-term contracts based on our belief that there would be a recovery in the market during the second half of the year. Exploration and development expenditures began to show the effects of the recovery in commodity prices during the second quarter of 2000. Accordingly, we began fixing our vessels on term work and as such, the utilization levels were at near capacity in the North Sea fleet and Brazil for the last two quarters of 2000. Likewise, Southeast Asia began to show improvements in utilization as the year 2000 progressed, which further caused the day rates in the region to climb.

     We recognized net income of $7.9 million in 2000 compared to $1.9 million in 1999. Revenues increased to $77.7 million and operating income increased to $18.0 million in 2000, compared to $72.3 million and $12.5 million in 1999, respectively. The increase in revenue was attributable to the 1999 expansion of the fleet with the full year effect of the Highland Guide, Highland Scout and Highland Pioneer as well as the significant improvement in utilization. These increases more than offset the impact of the sale of the 1982-built PSV, the Highland Fortress, in July 2000 and the slight decrease in average day rate. Operating expenses remained virtually unchanged in part due to our cost control measures and the weaker exchange rates in both the U.K. and Norway. Net interest expense reflected an increase of $1.2 million due to a decrease in interest income of $0.3 million coupled with a reduction in the amount of interest capitalized of $0.9 million. The 2000 period also reflected a pre-tax gain of $3.7 million primarily reflecting the gain on sale of the Highland Fortress. The following table summarizes average day rates, overall utilization and average vessels owned or chartered for the comparable periods:

                                                               YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                                                   INCREASE
                                                          2000          1999       (DECREASE)
                                                       ----------    ----------    ----------

     Average Rates Per Day Worked (a) (b):
          North Sea Based Fleet (c) ................   $    9,101    $    9,489    $     (388)
          Southeast Asia Based Fleet ...............        4,039         4,184          (145)
          Brazil Based Fleet .......................        8,382         9,529         1,147)
     Overall Utilization (a) (b):
          North Sea Based Fleet (c) ................         92.8%         88.2%          4.6%
          Southeast Asia Based Fleet ...............         67.2%         62.9%          4.3%
          Brazil Based Fleet .......................         95.9%         76.9%         19.0%
     Average Owned or Chartered Vessels (a) (d):
          North Sea Based Fleet ....................         18.6          18.1           0.5
          Southeast Asia Based Fleet ...............         12.0          11.4           0.6
          Brazil Based Fleet .......................          3.0           2.3           0.7
              Total ................................         33.6          31.8           1.8

(a) Includes all owned or bareboat chartered vessels, except the joint venture bareboat chartered vessel. Managed vessels are not included.

(b) Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c) Revenues for vessels in our North Sea fleet are primarily earned in British pounds ((pound)) and have been converted to U.S. dollars at the average exchange rate ($/(pound)) for the periods indicated. The average exchange rates for the years ended December 31, 2000, and 1999 were (pound) = $1.52 and (pound) = $1.62, respectively. The North Sea Based Fleet includes the Monarch Bay which is working in West Africa.

(d) Adjusted for vessel additions and dispositions occurring during each period.

 LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing liquidity requirements arise primarily from our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. As of March 5, 2002, we have six new vessels under construction in Norway. Historically, bank financing and internally generated funds have provided funding for these activities. Our existing credit facility provides for borrowings up to $47 million in two separate tranches. The amount outstanding under the existing credit facility is $43.6 million. We have recently executed a commitment letter for a new $100 million credit facility (the "New Credit Facility") which will replace the existing facility. This New Credit Facility is expected to close on March 31, 2002. Estimated cash flow from operations, cash balances on hand and the New Credit Facility should be adequate to meet the requirements of the newbuild program and routine capital expenditures for drydocking and enhancements to our existing fleet.

      The New Credit Facility will be with three banks and will be secured by certain assets. The maximum commitment amount will be limited to $100 million depending on the value of the assets included in the borrowing base. Interest on outstanding balances accrues at LIBOR plus a margin ranging from 1.2% to 1.5% depending on our ratio of funded debt to total capitalization ("Leverage Ratio"). Based on the Leverage Ratio in effect as of December 31, 2001, the margin would be 1.3%. The New Credit Facility will begin quarterly reductions in availability of $4 million 30 months after closing with a final reduction of $40 million at maturity, six years after closing. The New Credit Facility will also require us not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth.

LONG TERM DEBT

     Our current debt structure includes $130 million of senior unsecured notes (the "Notes"). We pay interest semi-annually each June 1 and December 1 at the annual coupon rate of 8.75%. The Notes do not require payments of principal prior to their maturity on June 1, 2008, but we are required to make offers to purchase the Notes upon the occurrence of certain events, such as asset sales or a change in control of the Company.

     The Notes are general unsecured obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness and are senior to all future subordinated indebtedness. The Notes will be effectively subordinated to all future secured obligations to the extent of the assets securing such obligations and all existing and future indebtedness and other obligations of our subsidiaries and trade payables incurred in the ordinary course of business. Under certain circumstances, our payment obligations under the Notes may be jointly and severally guaranteed on a senior unsecured basis by one or more of our subsidiaries.

     The indenture under which the Notes are issued imposes operating and financial restrictions on us. These restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend or other payments.

     We also have two credit facilities relating to each of our recent acquisitions of Sea Truck and Clear Seas. The Sea Truck debt, consisting of three tranches, each secured by a vessel, totaled $21.7 million as of December 31, 2001. This debt amortizes in various quarterly amounts until maturity in 2008. The debt related to the acquisition from Clear Seas totaled $8.4 million and is secured by two vessels. This debt amortizes quarterly until its maturity in 2006.

CURRENT YEAR CASH FLOW

     As of December 31, 2001, we had cash on hand of $21.9 million. Cash flows from operations for the year ended December 31, 2001, were $41.8 million compared to $14.3 million in the previous year. The increase in operating cash flow was attributable to the improvements in operating income in the year.

     Cash flows used for investing activities for the years ended December 31, 2001 and 2000 were $85.2 million and $6.2 million, respectively. Our capital expenditures in 2001 included $45.7 million related to vessel and other fixed assets and $34.7 million for the acquisition of Sea Truck shares. Subsequent to year end, in February 2002, we took delivery of two additional vessels in our newbuild program. The aggregate of these final payments was approximately $31.1 million, $18.8 million of which was funded from our existing credit facility, with the balance funded from cash on hand. The number of vessels required to be drydocked also impacts investing activities as vessels must be drydocked every two to three years to meet regulatory requirements. In 2001, there were 15 vessels drydocked at an aggregate cost of $4.9 million compared to 11 vessels drydocked in 2000 at an aggregate cost of $2.4 million. We have budgeted approximately $6.0 million to drydock 21 vessels in 2002.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regime in lieu of income taxes in both the U. K. and Norway substantially reduces the cash required for taxes in each of these regions. We have estimated that based on the number of vessels working wholly within their respective tonnage tax regions, our overall effective tax rate for 2002 will be approximately 12%.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations at December 31, 2001 and the effect these obligations are expected to have on liquidity and cash flows in future periods (In millions).

                                               2002       2003       2004       2005       2006    THEREAFTER
                                             --------   --------   --------   --------   --------  ----------
        Repayment of Long-Term Debt ......   $    4.4   $    4.5   $    4.6   $    4.7   $    4.8   $  162.3
        Newbuild Program Commitments .....       74.2       75.2         --         --         --         --
        Bareboat Charter Commitments .....        8.5        6.9        1.0         --         --         --
        Non-Cancelable operating leases ..        0.2        0.1        0.1         --         --        0.1

        Total ............................   $   87.3   $   86.7   $    5.7   $    4.7   $    4.8   $  162.4

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

OTHER COMMITMENTS

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $3.0 million at December 31, 2001. All of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

CURRENCY FLUCTUATIONS AND INFLATION

     Substantially all of our operations are conducted overseas; therefore we are exposed to currency fluctuations and exchange rate risks. Contracts for vessels in the North Sea fleet are primarily denominated in British pounds. Operating costs for these vessels are generally in either British pounds or Norwegian Kroner. The North Sea fleet generated 77.7% of our total consolidated revenue for the year ended December 31, 2001. In 2001, the British pound/U.S. dollar exchange rate ranged from a high of (pound) = U.S. $1.50 to a low of (pound) = U.S. $1.37 with an average of (pound) = U.S. $1.44 for the year. As of March 5, 2002, the exchange rate was (pound) = U.S. $1.43.

     With the issuance of the Notes in June 1998, our debt is primarily denominated in U.S. dollars, while a substantial portion of our revenue continues to be generated in British pounds. We have evaluated these conditions and have determined that it is in our interest not to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

     (i) the cost of using such instruments in relation to the risks of currency fluctuations;

     (ii) the propensity for adjustments in British pounds denominated vessel day rates over time to compensate for changes in the purchasing power of British pounds as measured in U.S. dollars;

     (iii) our strong cash position substantially held in U.S. dollars;

     (iv) the level of dollar denominated borrowings available to us; and

     (v)  the conditions in our dollar generating regional markets.

     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations.

     We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results. At December 31, 2001, we had several contracts to hedge specific obligations to make payments in Norwegian Kroner related to our current construction program effectively fixing our purchase price in U.S. dollars. Based on the exchange rate on December 31, 2001, the unrealized gain from the hedge contracts totaled approximately $0.3 million. Upon delivery of the vessels, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessels.

     Reflected in the accompanying balance sheet at December 31, 2001, is a $24.7 million cumulative translation adjustment primarily relating to the lower British pounds and Norwegian Kroner exchange rate as of December 31, 2001 in comparison to the exchange rate when we invested capital in our subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated inter-company loans.

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

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on our consolidated results of operations and financial position for the year ended December 31, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We will adopt the statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The effect of eliminating goodwill amortization would have increased 2001 net income, before income taxes, by $0.5 million or $0.05 per share (diluted). Other intangible assets will continue to be amortized over their useful lives. In 2002, we will perform the first step of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our consolidated results of operations and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001. We will adopt this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement will not have a significant effect on our consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS

     This Form 10-K, particularly the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, operational risk, dependence on the oil and natural gas industry, delay or cost overruns on construction projects, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, risk of war, sabotage or terrorism, assumptions concerning competition, and risks of currency fluctuations and other matters. There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     Our financial instruments that are potentially sensitive to changes in interest rates include the Notes, which are due June 1, 2008. They have a stated interest rate of 8.75% and an effective interest rate of 8.8%. At December 31, 2001, the fair value of these notes, based on quoted market prices, was approximately $119.6 million, as compared to a carrying amount of $129.7 million.

EXCHANGE RATE SENSITIVITY

     Other than trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency exchange rates. Other information required under Item 7A has been provided in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of GulfMark Offshore, Inc.:

     We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc., and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP

Houston, Texas
February 26, 2002
except for Note 4, as to which the date is March 1, 2002




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GulfMark Offshore, Inc.:

     We have audited the accompanying consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for the year ended December 31, 1999 of GulfMark Offshore, Inc., a Delaware corporation, and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GulfMark Offshore, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP

Houston, Texas
March 8, 2000

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                         ------------------------
                                                                                           2001           2000
                                                                                         ----------    ----------
                                                                                              (IN THOUSANDS)

CURRENT ASSETS:
   Cash and cash equivalents .........................................................   $   21,923    $   34,691
   Accounts receivable, net ..........................................................       29,225        22,136
   Prepaids and other ................................................................        2,072         1,669
                                                                                         ----------    ----------
     Total current assets ............................................................       53,220        58,496
                                                                                         ----------    ----------
VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of
   $56,182,000 in 2001 and $45,101,000 in 2000 .......................................      262,364       182,628
INVESTMENT IN UNCONSOLIDATED VENTURE .................................................           --           690
GOODWILL, net of accumulated amortization ............................................       22,116        16,146
LONG-TERM NOTE RECEIVABLE AND OTHER ..................................................       14,351         5,954
                                                                                         ----------    ----------
                                                                                         $  352,051    $  263,914
                                                                                         ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt .......................   $    4,360    $       45
   Accounts payable ..................................................................       10,046         6,183
   Accrued personnel costs ...........................................................        1,574         1,148
   Accrued interest expense ..........................................................        1,312           952
   Other accrued liabilities .........................................................        4,666         3,015
                                                                                         ----------    ----------
     Total current liabilities .......................................................       21,958        11,343
                                                                                         ----------    ----------
LONG-TERM DEBT .......................................................................      180,669       130,097
DEFERRED TAX LIABILITIES .............................................................       13,697        24,887
OTHER LIABILITIES ....................................................................        1,207            --
MINORITY INTEREST ....................................................................        1,128            --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 2,000,000 shares authorized; no shares issued ......           --            --
   Common stock, $0.01 par value; 15,000,000 shares authorized; 8,199,137 and
     8,185,968 shares issued and outstanding, respectively ...........................           82            82
   Additional paid-in capital ........................................................       63,239        63,063
   Treasury stock ....................................................................         (228)           --
   Deferred compensation expense .....................................................          228            --
   Retained earnings .................................................................       94,750        56,828
   Cumulative translation adjustment .................................................      (24,679)      (22,386)
                                                                                         ----------    ----------

     Total stockholders' equity ......................................................      133,392        97,587
                                                                                         ----------    ----------
                                                                                         $  352,051    $  263,914
                                                                                         ==========    ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                         YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                  2001          2000          1999
                                               ----------    ----------    ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES ...................................   $  114,063    $   77,702    $   72,258
                                               ----------    ----------    ----------
COST AND EXPENSES:
   Direct operating expenses ...............       43,403        34,060        34,127
   Bareboat charter expense ................        8,931         6,661         7,089
   General and administrative expenses .....        7,623         6,328         6,087
   Depreciation and amortization ...........       15,327        12,613        12,420
                                               ----------    ----------    ----------
                                                   75,284        59,662        59,723
                                               ----------    ----------    ----------
OPERATING INCOME ...........................       38,779        18,040        12,535
                                               ----------    ----------    ----------

OTHER INCOME (EXPENSES):
   Interest expense ........................      (12,590)      (12,239)      (11,388)
   Interest income .........................        1,021         1,508         1,887
    Loss from unconsolidated venture .......           --          (214)         (865)
   Minority interest .......................       (1,524)           --            --
   Gain on sale of assets ..................           --         3,651            --
   Other ...................................           23           217            --
                                               ----------    ----------    ----------
                                                  (13,070)       (7,077)      (10,366)
                                               ----------    ----------    ----------
INCOME BEFORE INCOME TAXES .................       25,709        10,963         2,169
INCOME TAX (PROVISION) BENEFIT .............       12,213        (3,056)         (308)
                                               ----------    ----------    ----------
NET INCOME .................................   $   37,922    $    7,907    $    1,861
                                               ==========    ==========    ==========

EARNINGS PER SHARE:
   Basic ...................................   $     4.63    $     0.97    $     0.23
                                               ==========    ==========    ==========
   Diluted .................................   $     4.51    $     0.95    $     0.22
                                               ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ...................................        8,194         8,163         8,129
                                               ==========    ==========    ==========
   Diluted .................................        8,403         8,326         8,271
                                               ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001


                                        Common                                              Treasury Stock                 Total
                                       Stock at    Additional                Cumulative    ----------------    Deferred    Stock-
                                       $0.01 Par     Paid-In     Retained    Translation              Share    Compen-    holders'
                                         Value       Capital     Earnings    Adjustment    Shares     Value     sation     Equity
                                      ----------   ----------   ----------   -----------   ------    ------   --------  ----------
                                                                            (In thousands)
Balance at December 31, 1998 .......  $       81   $   62,812   $   47,060   $   (1,463)       --    $   --   $     --  $  108,490
    Net income .....................          --           --        1,861           --        --        --         --       1,861
    Issuance of common stock .......          --          101           --           --        --        --         --         101
    Translation adjustment .........          --           --           --       (5,774)       --        --         --      (5,774)
                                      ----------   ----------   ----------   ----------    ------    ------   --------  ----------
Balance at December 31, 1999 .......          81       62,913       48,921       (7,237)       --        --         --     104,678
    Net income .....................          --           --        7,907           --        --        --         --       7,907
    Issuance of common stock .......           1          150           --           --        --        --         --         151
    Translation adjustment .........          --           --           --      (15,149)       --        --         --     (15,149)
                                      ----------   ----------   ----------   ----------    ------    ------   --------  ----------
Balance at December 31, 2000 .......          82       63,063       56,828      (22,386)       --        --         --  $   97,587
    Net income .....................          --           --       37,922           --        --        --         --      37,922
    Issuance of common stock .......          --          176           --           --        --        --         --         176
    Deferred compensation plan .....          --           --           --           --        (7)     (228)       228          --
    Translation adjustment .........          --           --           --       (2,293)       --        --         --      (2,293)
                                      ----------   ----------   ----------   ----------    ------    ------   --------  ----------
Balance at December 31, 2001 .......  $       82   $   63,239   $   94,750   $  (24,679)       (7)   $ (228)  $    228  $  133,392
                                      ==========   ==========   ==========   ==========    ======    ======   ========  ==========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                  YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            2001         2000          1999
                                                                         ----------    ----------    ----------
                                                                                     (IN THOUSANDS)
Net income ...........................................................   $   37,922    $    7,907    $    1,861
Comprehensive income (loss):
Foreign currency loss, net of tax of $(199), $(6,492), and $(2,475) ..       (2,293)      (15,149)       (5,774)
                                                                         ----------    ----------    ----------
Total comprehensive income (loss) ....................................   $   35,629    $   (7,242)   $   (3,913)
                                                                         ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                      2001          2000          1999
                                                                   ----------    ----------    ----------
                                                                               (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................   $   37,922    $    7,907    $    1,861
        Adjustments to reconcile income from operations
             to net cash provided by operations--
             Depreciation and amortization .....................       15,327        12,613        12,420
             Amortization of deferred financing costs ..........          579           570           551
             Deferred and other income tax provision ...........      (12,650)        2,983           159
             Gain on sale of equipment .........................           --        (3,651)           --
             Minority interest .................................        1,128            --            --
        Change in operating assets and liabilities--
             Accounts receivable ...............................       (3,113)       (3,629)         (404)
             Prepaids and other ................................         (732)         (370)          812
             Accounts payable ..................................        3,744        (1,485)        1,750
             Other accrued liabilities .........................       (1,144)         (546)         (104)
             Other, net ........................................          698           (43)         (669)
                                                                   ----------    ----------    ----------
                 Net cash provided by operating activities .....       41,759        14,349        16,376
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of vessels and equipment ..........................      (45,691)      (12,330)      (17,107)
    Investment in Sea Truck Holding AS, net of cash acquired ...      (34,672)           --            --
    Expenditures for drydocking and main engine overhaul .......       (4,878)       (2,360)       (2,632)
    Proceeds from disposition of equipment .....................           --         8,450            --
                                                                   ----------    ----------    ----------
                 Net cash used in investing activities .........      (85,241)       (6,240)      (19,739)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt, net of direct financing costs ..........       38,523            --            --
    Repayments of debt .........................................       (7,173)          (41)          (55)
    Proceeds from issuance of stock ............................          176           151           101
                                                                   ----------    ----------    ----------
                 Net cash provided by financing activities .....       31,526           110            46
    Effect of exchange rate changes on cash ....................         (812)       (2,178)          (40)
                                                                   ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........      (12,768)        6,041        (3,357)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................       34,691        28,650        32,007
                                                                   ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................   $   21,923    $   34,691    $   28,650
                                                                   ==========    ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid, net of interest capitalized .................   $   11,029    $   11,275    $   10,793
                                                                   ==========    ==========    ==========
    Income taxes paid (refunded), net ..........................   $      437    $     (147)   $      146
                                                                   ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     GulfMark Offshore, Inc., ("GulfMark" or the "Company") owns and operates offshore support vessels, principally in the North Sea, Southeast Asia, Brazil and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

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

Vessels and Equipment

     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2001, 2000, and 1999, interest of $1.5 million, $0.1 million, and $1.0 million was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in the consolidated statements of income for 2001, 2000, and 1999 are $4.0 million, $3.3 million, and $3.7 million, respectively, for costs for maintenance and repairs.

Investments

     In 1999 the Company entered into a joint venture with another operator which has bareboat chartered the Torm Heron from Sanko Steamship Co., Ltd of Japan ("Sanko") through May 2002 (the "Torm Heron JV"). During 2001, the joint venture partner relinquished its participatory rights of management of the venture in anticipation of the dissolution of the venture in May 2002; thus giving the Company effective control of the venture. Accordingly, the activity of the joint venture is consolidated in the period ended December 31, 2001. At the conclusion of the joint venture, the Company will continue to operate the vessel for an additional two years to May 2004.


Other Assets

     Other assets consist primarily of deferred drydocking costs, a long-term receivable related to a vessel acquired in the Sea Truck acquisition and deferred financing costs. Costs incurred in connection with drydocking are capitalized and amortized over 30 months, which approximates the period between required drydockings. Deferred financing costs are amortized over the expected term of the related debt.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

Goodwill

     Goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the June 2001 acquisition of Sea Truck Holding AS ("Sea Truck"). During 2001, amortization was computed based on a 40 year life. Accumulated amortization at December 31, 2001 and 2000 totaled $1.6 million and $1.1 million, respectively. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's consolidated results of operations and financial position for the year ended December 31, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will perform the first step of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on its consolidated results of operations and financial position.

     The Company assesses the recoverability of the carrying value of goodwill periodically or when events or circumstances indicate the potential for impairment. This assessment is based upon the fair value of the goodwill which is based upon the estimated future cash flows. If the Company's estimated undiscounted cash flows are less than the carrying value of the related goodwill, an impairment would be recognized based upon the discounted value of such cash flows. Changes in economic conditions of the business could affect the Company's estimate of future cash flows. Any impairment in goodwill would be recognized in the operating results of the Company.


Earnings Per Share

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands except per share data):


                                                                                YEAR ENDED DECEMBER 31, 1999
                                                                               ------------------------------
                                                                                                    PER SHARE
                                                                                INCOME     SHARES     AMOUNT
                                                                               --------   --------  ---------

Income from continuing operations per share, basic .........................   $ 37,922      8,194   $   4.63
                                                                                                     ========
Dilutive effect of common stock options ....................................         --        209
                                                                               --------   --------
Income from continuing operations per share, diluted .......................   $ 37,922      8,403   $   4.51
                                                                               ========   ========   ========

                                                                                YEAR ENDED DECEMBER 31, 1999
                                                                               ------------------------------
                                                                                                    PER SHARE
                                                                                INCOME     SHARES     AMOUNT
                                                                               --------   --------  ---------

Income from continuing operations per share, basic .........................   $  7,907      8,163   $   0.97
                                                                                                     ========
Dilutive effect of common stock options ....................................         --        163
                                                                               --------   --------
Income from continuing operations per share, diluted .......................   $  7,907      8,326   $   0.95
                                                                               ========   ========   ========

                                                                                YEAR ENDED DECEMBER 31, 1999
                                                                               ------------------------------
                                                                                                    PER SHARE
                                                                                INCOME     SHARES     AMOUNT
                                                                               --------   --------  ---------

Income from continuing operations per share, basic .........................   $  1,861      8,129   $   0.23
                                                                                                     ========
Dilutive effect of common stock options ....................................         --        142
                                                                               --------   --------
Income from continuing operations per share, diluted .......................   $  1,861      8,271   $   0.22
                                                                               ========   ========   ========

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

Revenue Recognition

     Revenues from charters for offshore marine services are recognized as performed based on contractual charter rates. Currently, charter terms range from several days to as long as five years in duration. Management services revenue is recognized in the period in which the services are performed.

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

Foreign Currency Translation

     Assets and liabilities of the Company's foreign affiliates, other than those located in highly inflationary countries, are translated at year-end exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of stockholders' equity, except for those associated with highly inflationary countries, which are reported directly in the consolidated statements of income. Transaction gains and losses are reported directly in the consolidated statements of income.

Concentration of Credit Risk

     The Company extends credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 2001 and 2000, the Company's allowance for doubtful accounts was $52,000 and $65,000, respectively.

Recent and Pending Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133") SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company has entered into forward contracts to hedge the payments related to the construction of vessels in Norway (See Note 2) denominated in Norwegian Krone to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. The adoption of SFAS 133 did not result in a material impact to the Company's consolidated financial statements.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to this item. The Company formally measures effectiveness of its hedging relationships both at the inception of the hedge and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. As of December 31, 2001, an unrealized benefit of $0.3 million on the forward contracts, and an offsetting unrealized cost of $0.3 million on the underlying hedged transactions, were recorded as a liability and asset, respectively, in the consolidated financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt this statement effective January 1, 2002. This statement establishes a single accounting

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement is not expected to have a significant effect on the Company's consolidated results of operations and financial position.

Reclassifications

     Certain reclassifications of previously reported information have been made to conform with current year presentation.

(2)  VESSEL ACQUISITIONS

From its inception, the Company has been active in expanding its fleet through the purchase of existing vessels as well as new construction. During 2001, the Company owned fleet grew by eight vessels. Four vessels were acquired in conjunction with the acquisition of Sea Truck (See Note 3). Two vessels, the Clywd Supporter and the Sefton Supporter, (the "Clear Seas Vessels") were acquired in conjunction with a put agreement with a bank (See Note 6). The Highland Patriot, a 1982 -built PSV, was acquired in the second quarter and one additional vessel, the Highland Fortress, was delivered as part of the Company's newbuild construction program which began in 2000. The Company's newbuild program is with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. As of December 31, 2001, total payments totaling $35.8 million had been made. Funding for this newbuild program is anticipated to come from existing cash and future cash flows supplemented by proceeds from the Company's credit facility.

             VESSEL                     DELIVERY DATE
             ------                     -------------
UT 755L (Highland Fortress)..          July 17, 2001
UT 745 (North Mariner).......          February 27, 2002
UT 745 (Highland Navigator)..          February 28, 2002
UT 755 (Highland Bugler).....          Q4 2002
UT 722L (Highland Courage)...          Q4 2002
TBN UT 755L..................          Q1 2003
TBN UT 755 ..................          Q2 2003
TBN UT 722L .................          Q3 2003
TBN UT 722L .................          Q4 2003

(3)  SEA TRUCK HOLDING ACQUISITION

In June 2001, the Company acquired 100% of the outstanding shares of common stock in Sea Truck, a privately held vessel operator in Sandnes, Norway. Total consideration paid was approximately $61.8 million including the assumption of $23.2 million of assumed debt. Approximately $18.4 million of the $38.6 million cash portion of the purchase price was funded from the Company's $75 million credit facility with the balance funded by cash on hand. Sea Truck owned five offshore support vessels, including one that is subject to a purchase commitment from its current bareboat charterer under an installment sales agreement which matures in April 2003. Accordingly, the Consolidated Balance Sheet as of December 31, 2001, reflects a receivable of approximately $6.5 million of which $5.2 million is included in Long-term Note Receivable and Other.

     The acquisition has been accounted for as a purchase and as such, the purchase price has been allocated to the assets and liabilities of Sea Truck based on their estimated fair market values on June 21, 2001. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill ($6.7 million) and is subject to final determination. Prior to the adoption of SFAS 142 in January 2002, this amount was amortized based on a 40 year life. A final determination of required purchase accounting adjustments for the acquisition including the allocation of purchase price to the assets acquired and liabilities assumed based on their fair values has not yet been made.

     The consolidated financial statements included herein include the results of Sea Truck from June 21, 2001. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred at the beginning of each period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates, or of results which may occur in the future.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                            YEAR ENDED DECEMBER 31,
                          (IN THOUSANDS, EXCEPT PER
                                SHARE AMOUNTS)
                              2001         2000
                          -----------  -----------

Revenues ...............   $  123,358   $   96,026
Operating income .......       42,268       22,256
Net income .............       40,115        7,109
    Per share data:
Net income (basic) .....   $     4.90   $     0.87
Net income (diluted) ...         4.77         0.88

(4)  LONG-TERM DEBT

     The Company's long-term debt at December 31, 2001 and 2000, consisted of the following:

                                                                                             2001           2000
                                                                                           ----------    ----------
                                                                                                (IN THOUSANDS)
Revolving Bank Credit Facility; secured by shares of Sea Truck, maturing in
2003, interest rate of LIBOR plus 0.8% to 1.25% (weighted average interest rate
3.0% at December 31, 2001) .............................................................       24,850            --

Bank debt assumed in Sea Truck acquisition; payable in British pounds; secured by mortgages on three vessels; maturing at various dates from 2006 and 2008;
interest rate of LIBOR plus 1.0% to 1.125% (weighted average interest rate 5.3%
at December 31, 2001)...................................................................      21,685             --


Bank debt payable in British pounds; secured by mortgages on two vessels,
maturing in 2006, interest rate of LIBOR plus 1.25% (5.3% at December 31, 2001)  .......        8,367            --

Loan facility payable in British pounds; secured by Aberdeen office building; to be repaid in 120 equal monthly payments through 2008; interest rate of LIBOR
plus 2.25% (6.25% as of December 31, 2001) .............................................          404           463

8.75% Senior Notes due 2008, interest payable semi-annually ............................   $  130,000    $  130,000
                                                                                           ----------    ----------
                                                                                              185,306       130,463
                                                                                           ----------    ----------
Less: Current maturities of long-term debt .............................................       (4,360)          (45)
         Debt discount, 8.75% Senior Notes due 2008, net ...............................         (277)         (321)
                                                                                           ----------    ----------
                                                                                           $  180,669    $  130,097
                                                                                           ==========    ==========

     The following is a summary of scheduled debt maturities by year (in thousands):

                2002 .......................   $    4,360
                2003 .......................        4,498
                2004 .......................        4,572
                2005 .......................        4,675
                2006 .......................        4,804
                Thereafter .................      162,397
                                               ----------
                         Total .............   $  185,306
                                               ==========

8.75% SENIOR NOTES DUE 2008

     The Company has an aggregate principal of $130 million of 8.75% Senior Unsecured Notes which mature on June 1, 2008, issued at a discount to yield 8.8%. The market value of the Notes is potentially sensitive to changes in interest rates. At December 31, 2001, the fair value of the Notes, based on quoted market prices, was approximately $119.6 million, as compared to a carrying amount of $129.7 million, net of discount.

     Interest on the Notes is payable semi-annually on June 1 and December 1 of each year through June 1, 2008. The Notes are redeemable in whole or in part, at redemption prices expressed as a percentage of principal amounts plus accrued and unpaid interest, if any. If redeemed during the twelve month period beginning on June 1 of the years indicated below, the redemption amount is as follows:

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

            YEAR                     PERCENTAGE
            ----                     ----------
2003.......................           104.375%
2004.......................           102.917%
2005.......................           101.450%
2006 and thereafter........           100.000%


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

BANK CREDIT FACILITY

     The Company maintains a multi-currency reducing revolving credit facility with certain banks for a total of $75 million. The credit facility contains an unsecured tranche and a secured tranche.

     Subsequent to year end, on March 1, 2002, the Company has executed a commitment letter for a new credit facility (the "New Credit Facility") replacing the above facility. The New Credit Facility will be for a maximum of $100 million and will be secured by certain assets. The New Credit Facility is expected to close by March 31, 2002 and will begin reducing by $4 million per quarter beginning 30 months after the closing, with a final reduction of $40 million at maturity, six years after closing. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on the leverage ratio of the Company. Based on the Leverage Ratio in effect as of December 31, 2001, the margin would be 1.3%. The New Credit Facility includes a commitment fee of 1-half the margin on any undrawn portion of the available facility. The New Credit Facility also requires the Company, on a consolidated basis, to not exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. The previous table of scheduled debt maturities includes the expected effect of the New Credit Facility.

(5) INCOME TAXES

     In June, 2001, the Company qualified for a special tax incentive in the U.K. This incentive, known as a "Tonnage Tax", replaces the UK corporate tax with one based on a deemed profit per net vessel ton. The UK Tonnage Tax incorporates several key features of the Norwegian and Danish shipping tax regimes. The Company also reevaluated its Norwegian tax position and long-term Norwegian investment strategy in conjunction with the Sea Truck acquisition. As a result of this review and approval of entry into the UK Tonnage Tax regime, the Company reversed certain deferred taxes previously provided in each of those locations. A total of $15.7 million of deferred taxes related to periods prior to 2001 was reversed during the quarter ended June 30, 2001.

     Income from operations before income taxes attributable to domestic and foreign operations was (in thousands):

                              YEAR ENDED DECEMBER 31,
                     --------------------------------------
                        2001          2000          1999
                     ----------    ----------    ----------
U.S. .............   $   (5,441)   $   (5,209)   $   (3,281)
Foreign ..........       31,149        16,172         5,450
                     ----------    ----------    ----------
                     $   25,708    $   10,963    $    2,169
                     ==========    ==========    ==========

     The components of the Company's tax provisions attributable to income from operations are as follows for the year ended of December 31, (in thousands):

                              2001                               2000                             1999
               --------------------------------    ------------------------------   ------------------------------
                           DEFERRED                           DEFERRED                         DEFERRED
                CURRENT    AND OTHER     TOTAL     CURRENT    AND OTHER    TOTAL    CURRENT    AND OTHER   TOTAL
               --------    ---------   --------    --------   ---------  --------   --------   ---------  --------
U.S. .......   $     --    $  1,495    $  1,495    $     --   $     54   $     54   $     --   $     19   $     19
Foreign ....        437     (14,145)    (13,708)         73      2,929      3,002        149        140        289
                           --------    --------    --------   --------   --------   --------   --------   --------
               $    437    $(12,650)   $(12,213)   $     73   $  2,983   $  3,056   $    149   $    159   $    308
                           ========    ========    ========   ========   ========   ========   ========   ========

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     The difference between the provision at the statutory U.S. federal income tax rate and the tax provision attributable to income from continuing operations in the accompanying Consolidated Financial Statements is analyzed as follows:

                                              2001       2000       1999
                                             ------     ------     ------
U.S. federal statutory income tax rate ..     34.0%      34.0%      34.0%
Effect of international operations ......    (20.5)      (7.3)     (25.3)
Impact of tonnage tax adoption ..........    (61.3)        --         --
Impact of permanent differences .........      0.3        1.2        5.5
                                             (47.5)%     27.9%      14.2%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 2001 and 2000 are as follows:

                                                         DECEMBER 31,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------
                                                         (IN THOUSANDS)

Deferred tax assets--
    Net operating loss carryforwards ...........   $    2,831    $    6,822
    Non-deductible accruals ....................          360         5,812
                                                   ----------    ----------
                                                        3,191        12,634
Deferred tax liabilities--
    Depreciation ...............................          (87)      (23,364)
    Foreign income not currently recognizable ..      (16,662)      (13,292)
    Other ......................................         (139)         (865)
                                                   ----------    ----------
                                                      (16,888)      (37,521)
                                                   ----------    ----------
         Net deferred tax liability ............   $  (13,697)   $  (24,887)
                                                   ==========    ==========


     As of December 31, 2001, the Company had the following carry forward losses and credits for U.S. income tax purposes totaling $8.3 million that is, subject to certain limitations, available to offset future taxable income. These NOLs begins to expire in 2019.

(6)  COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements to bareboat charter the following vessels from Sanko Steamship, Ltd. for various terms:

          VESSEL NAME          BAREBOAT CHARTER EXPIRATION
          -----------          ---------------------------
          Leopard Bay                  July 2003
          Mercury Bay                  July 2003
          Monarch Bay                 October 2003
          Torm Heron*                   May 2004


 * Operated under a 50/50 joint venture with Torm U.K. Limited through May 2002 (See Note 1 - Investments)

     Future commitments under these bareboat charters are as follows (in thousands):

                2002 ...............   $    8,531
                2003 ...............        6,865
                2004 ...............        1,014
                2005 & thereafter ..           --
                                       ----------
                         Total .....   $   16,410
                                       ==========

     On February 1, 1999, the Company agreed to an arrangement between a bank and Clear Seas Offshore, Ltd., the owner of the Clwyd Supporter and the Sefton Supporter, whereby under certain circumstances the bank would have the right to put the vessels to the Company. On August 31, 2001, the Company acquired the vessels, in accordance with the put agreement in exchange for the assumption by the Company of approximately $8.7 million of debt. The two vessels operate in Liverpool Bay in support of the pollution control/standby efforts of an existing charterer. The Company previously managed these vessels in the UK for six years where they currently operate under an ongoing contract.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

     On December 20, 2000, the Company purchased for its short-term investment account $5.3 million principal amount of commercial paper issued by Pacific Gas & Electric Company. On January 19, 2001, the principal amount plus accrued interest came due and Pacific Gas & Electric Company failed to pay the maturing debt. On March 29, 2001, the commercial paper was sold without any material adverse effect on the Company's business or financial position.

     At December 31, 2001, the Company had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 2001, 2000 and 1999 was $350,000, $355,000, and
$368,000, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

2002 ...................   $    168
2003 ...................        147
2004 ...................         96
2005 ...................         35
2006 ...................         35
2007 & thereafter ......        104
                           --------
         Total .........   $    585
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

     During 1997, the Company was spun-off from its predecessor. In conjunction with that transaction, the Company agreed to indemnify its predecessor against liabilities for claims and litigation relating to periods prior to May 1, 1997. The Company has established accruals and maintains insurance, which it believes to be adequate to cover such claims. Management believes that claims, if any, would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(7)  STOCKHOLDERS' EQUITY

     Under the terms of the Company's Amended and Restated 1993 Non-Employee Director Stock Option Plan (the "Director Plan"), options to purchase 10,000 shares of the Company's Common Stock were granted to each of the Company's five non-employee directors in 1993, 1996 and 1999, and to a newly appointed director in 2000. Additionally, options to purchase 10,000 shares of Common Stock are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. A total of 400,000 shares were reserved for issuance under this Plan. The options are for a term of ten years.

     Under the terms of the Company's 1987 Employee Stock Option Plan (the "1987 Employee Plan"), options were granted to employees to purchase the Company's Common Stock at specified prices. The 1987 Employee Plan also provides for stock appreciation rights that give the optionee the right, subject to certain conditions, to surrender an option and receive cash and/or shares of Common Stock having a value equal to the appreciation from date of grant of such option. On May 20, 1997, the 1987 Employee Plan expired and, therefore, as of December 31, 1998, no additional shares were reserved for granting of options under this plan.

     In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan (the "1997 Plan"), which replaced the 1987 Employee Plan. A total of 350,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three year period and to the extent not exercised, expire on the tenth anniversary of the date of grant.

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

                                            2001                        2000                       1999
                                   --------------------------  -------------------------   ------------------------
                                                   WEIGHTED                   WEIGHTED                    WEIGHTED
                                                    AVERAGE                    AVERAGE                     AVERAGE
                                                    EXERCISE                   EXERCISE                    EXERCISE
                                    SHARES           PRICE      SHARES          PRICE       SHARES          PRICE
                                   ---------      -----------  ---------     -----------   ---------      ---------

Outstanding at beginning of
    Year.......................      440,070      $     13.20    420,208     $     11.80     314,674     $    10.54
Granted........................      105,000            32.65     69,000           14.48     130,750          15.19
Exercised......................      (13,169)            3.78    (49,138)           3.05     (13,465)          7.55
Forfeitures....................          --               --          --             --      (11,751)         20.71
                                   ---------      -----------  ---------     -----------   ---------      ---------
Outstanding at end of year.....      531,901      $     17.27    440,070     $     13.20     420,208      $   11.80
                                   =========                   =========                   =========


Exercisable shares and weighted average exercise price as of December 31, 2001.............  355,733      $   13.31
               Shares available for future grants as of December 31, 2001..................  159,810

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                       WEIGHTED
                                        NUMBER         AVERAGE
RANGE OF EXERCISE PRICES              OUTSTANDING   EXERCISE PRICE
------------------------              -----------   --------------
   $3.00 to $7.94 ................      142,001       $     5.30
   $13.16 to $20.12 ..............      239,900       $    14.74
   $26.19 to $38.75 ..............      150,000       $    32.64
                                       --------
                                        531,901       $    17.27

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

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by APB No. 25. The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options and do not consider factors such as vesting periods or other selling limitations.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair-value method described above. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

                                      2001       2000        1999
                                      ----       ----        ----
Risk-free interest rate...........    4.5%        6.0%        5.5%
Volatility factor of stock price..    0.21        0.50        0.06
Dividends.........................      --          --          --
Option life.......................   4 years    4 years     4 years
Calculated fair value per share...  $  8.18    $  6.61     $  7.34

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because, as

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES provided by SFAS No. 123, only the effects of awards granted after 1994 are required to be considered in the pro forma calculations.

                                            2001                      2000                      1999
                                   -----------------------    ----------------------   -----------------------
                                       AS          PRO          AS           PRO          AS           PRO
                                    REPORTED      FORMA       REPORTED      FORMA      REPORTED         FORMA
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income .....................   $   37,922   $   37,466   $    7,907   $    7,464   $    1,861   $    1,413
Earnings per common ............                                                                             $
    share (basic) ..............   $     4.63   $     4.57   $     0.97         0.91   $     0.23   $     0.17
Earnings per common ............                                                                             $
    share (diluted) ............   $     4.51   $     4.46   $     0.95         0.90   $     0.22   $     0.17

Preferred Stock

     The Company is authorized by its Certificate of Incorporation to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

Executive Deferred Compensation Plan

     In 2001, the Company implemented an executive deferred compensation plan (the "EDC Plan"). Under the EDC Plan, a portion of the compensation for certain key employees of the Company, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase Company common stock or may be retained by the Company and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by the Company. As of December 31, 2001, a total of $0.2 million had been deferred into the Prime plus 2% portion of the plan.

     The Company has established a "Rabbi" trust to fund the stock portion of benefits under the EDC Plan. The funds provided to the trust are invested by a trustee independent of the Company in GulfMark common stock, which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the common stock held by the trust and the liability of the Company under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Stock and Deferred Compensation.

(8)  OPERATING SEGMENT INFORMATION

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

                                     UNITED       EUROPE                              WEST AFRICA
                                     STATES    (PRIMARILY UK)  FAR EAST     BRAZIL     AND OTHER       TOTAL
                                   ----------  -------------- ----------  ----------  -----------   ----------
                                                                 (IN THOUSANDS)

2001 --
   Revenues ....................   $    1,652   $   82,114   $   16,660   $    9,578   $    4,059   $  114,063
   Long-lived assets ...........          539      224,015       25,816       11,994           --      262,364
2000 --
   Revenues ....................   $       --   $   49,027   $   16,762   $    8,563   $    3,350   $   77,702
   Long-lived assets ...........          323      128,288       41,673       12,344           --      182,628
1999 --
   Revenues ....................   $       --   $   49,919   $   11,602   $    6,056   $    4,681   $   72,258
   Long-lived assets ...........           80      155,267       27,428       12,583           --      195,358

                    GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

Major Customers

     For the years ended December 31, 2001, 2000, and 1999, the Company had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on the Company's financial condition and results of operations until new charters are obtained.

                                                                                   FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                         --------------------------------------
                                                                          2001            2000           1999
                                                                         -------         -------        -------
Customer A.......................................................          19.0%           18.2%         15.2%
Customer B.......................................................           <10%           11.2%          <10%
Customer C.......................................................           <10%            <10%         12.8%

(9)  UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the two years ended December 31, 2001, are as follows. The unaudited quarterly information for the year ended December 31, 2001, has been reclassified to reflect the 2001 assumption of controlling interest in the Torm Heron JV. This change had no effect on net income.

                                                          QUARTER
                                       FIRST         SECOND       THIRD         FOURTH
                                     ----------    ----------   ----------   ----------
                                          (in thousands, except per share amounts)

2001
     Revenues (1) ................   $   21,877    $   26,469   $   32,832   $   32,885
     Operating Income (2) ........        5,985         9,301       12,437       11,056
         Net Income ..............        2,585        21,587        7,227        6,523
         Per share (basic) .......         0.32          2.63         0.88         0.80
         Per share (diluted) .....         0.31          2.55         0.86         0.78
2000
     Revenues ....................   $   14,413    $   20,039   $   20,968   $   22,282
     Operating Income (loss) .....          (14)        4,817        5,988        7,249
         Net Income (loss) .......       (2,152)        1,413        5,301        3,345
         Per share (basic) .......        (0.26)         0.17         0.65         0.41
         Per share (diluted) .....        (0.26)         0.17         0.63         0.40

(1) During the fourth quarter of 2001, the Company consolidated the activity for the year ended December 31, 2001, of a joint venture previously reported using the equity method of accounting (See Note 1--Investments). This resulted in an increase in revenues of approximately $885,000, $2,396,000 and $1,856,000 for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively.

(2) As a result of the above described change, Operating Income decreased by approximately $131,000 for the quarter ended March 31, 2001, and increased by approximately $1,362,000 and $812,000 for the quarters ended June 30, 2001 and September 30, 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On Form 8-K dated April 14, 2000, we reported a change in our certifying accountants from Arthur Andersen LLP to Ernst & Young LLP. There were no disagreements with the company's certifying accountants.

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

    (3) EXHIBITS


                                                                              INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                    FOLLOWING DOCUMENTS
------------    ----------------------------------------------------------  --------------------------------------------
        3.1     Certificate of Incorporation..............................  Form.S-4, Registration No. 333-24141
                                                                            March 28, 1997

        3.2     Certificate of Amendment to Certificate of Incorporation..  Form S-4, Registration No. 333-24141
                                                                            March.28, 1997

        3.3     Bylaws....................................................  Form S-4, Registration No. 333-24141
                                                                            March 28, 1997
        4.1     See Exhibit Nos. 3.1 and 3.2 for provisions of the
                Certificate of Incorporation and Exhibit 3.3 for
                provisions of the Bylaws of the Company defining the        Form S-4, Registration No. 333-24141
                rights of the holders of Common Stock.....................  March 28, 1997

        4.2     Specimen Certificate for the Company's Common Stock,        Form S-1, Registration No. 333-31139
                $0.01 par value...........................................  July 11, 1997

        4.3     Indenture dated June 8, 1998, among the Company as
                Issuer and State Street Bank and Trust Company as
                Trustee including a form of the Company's 8.75% Senior
                Notes due 2008............................................  Form S-4, Registration No. 333-59415

                                                                              INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                    FOLLOWING DOCUMENTS
------------    ----------------------------------------------------------  --------------------------------------------
        4.4     Registration  Rights Agreement dated as of June 8, 1998
                among the Company, Lehman Brothers, Chase Securities,
                Inc., Jefferies & Company, Inc. and the Robinson-Humphrey
                Company...................................................  Form S-4, Registration No. 333-59415

       10.1     GulfMark International, Inc. 1987 Stock Option Plan*......  Form.S-4, Registration No. 333-24141

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

       10.4     Form of Incentive Stock Option Agreement (GulfMark
                International, Inc. 1987 Stock Option Plan)*..............  Form S-1, Registration No. 333-31139
                                                                            July 11, 1997
       10.5     Form of Amendment No. 1 to Incentive Stock Option
                Agreement (GulfMark International, Inc. 1987 Stock          Form S-1, Registration No. 333-31139
                Option Plan, as amended)*.................................  July 11, 1997

       10.6     Form of Incentive Stock Option Agreement (GulfMark
                Offshore, Inc. 1987 Stock Option Plan)*...................  Form S-1, Registration No. 333-31139
                                                                            July 11, 1997
       10.7     GulfMark International, Inc., Amended and Restated
                1993 Non-Employee Director Stock Option Plan*.............  Form S-1, Registration No. 333-31139
                                                                            July 11, 1997
       10.8     Amendment No. 1 to the GulfMark International, Inc.
                Amended and Restated 1993 Non-Employee Director Stock       Form S-1, Registration No. 333-31139
                Option Plan*..............................................  July 11, 1997

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

      10.12     Form of Stock Option Agreement (GulfMark Offshore, Inc.
                1993 Non-Employee Director Stock Option Plan)*............  Form S-1, Registration No. 333-31139
                                                                            July 11, 1997

      10.13     GulfMark Offshore, Inc. Instrument of Assumption and
                Adjustment (GulfMark International Inc. Director Stock      Form S-1, Registration No. 333-31139
                Option Agreements)*                                         July 11, 1997

      10.14     Form of Stock Option Agreement (GulfMark International,
                Inc. Director Stock Options)*.............................  Form S-1, Registration No. 333-31139
                                                                            July 11, 1997

      10.15     Form of Amendment No. 1 to Stock Option Agreement
                (GulfMark International, Inc. Director Stock Options)*....  Form S-1, Registration No. 333-31139
                                                                            July 11, 1997

                                                                              INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                             DESCRIPTION                                    FOLLOWING DOCUMENTS
------------    ----------------------------------------------------------  --------------------------------------------
      10.16     GulfMark Offshore, Inc. 1997 Incentive Equity Plan*.......  Form 10-K, March 25, 1999

      10.17     Form of Incentive Stock Option Agreement (GulfMark
                Offshore, Inc. 1997 Incentive Equity Plan*................  Form 10-K, March 25, 1999

      10.18     Tax Allocation and Indemnification Agreement dated April
                30, 1997 made by and among GulfMark International, Inc.,    Form S-1, Registration No. 333-31139
                GulfMark Offshore, Inc. and Energy Ventures, Inc..........  July 11, 1997

      10.19     Multicurrency Revolving Loan Agreement dated June 8, 1998
                among the Company, Christiania Bank og Kreditkasse ASA,
                The Chase Manhattan Bank, London Branch and others named
                therein ..................................................  Form 10-Q, August 12, 1998

      10.20     Employment Agreement dated July 1, 2000, made by and
                between GM Offshore, Inc. and Bruce A. Streeter*..........  Form 10-Q, August 11, 2000

      10.21     Employment Agreement dated July 6, 2000, made by and
                between GM Offshore, Inc. and Edward A. Guthrie, Jr*......  Form 10-Q, August 14, 2001

      10.22     Employment Agreement dated July 1, 2000, made by and
                between GM Offshore, Inc. and John E. Leech*..............  Form 10-Q, August 14, 2001

      10.23     Executive Nonqualified Excess Plan GM Offshore, Inc.
                Plan Document *...........................................  Filed herewith

      10.24     Form of the Executive Nonqualified Excess Plan GM
                Offshore, Inc. Initial Salary Deferred Agreement *........  Filed herewith

       21.1     Subsidiaries of GulfMark Offshore, Inc....................  Filed herewith

       23.1     Consent of Ernst & Young  LLP.............................  Filed herewith

       23.2     Consent of Arthur Andersen LLP............................  Filed herewith

*This contract is a management contract or compensatory plan.

(b) REPORTS ON FORM 8-K

         On October 3, 2001 we furnished a report on Form 8-K announcing the release of our results of operations for the quarter ended September 30, 2001.

         On October 23, 2001 we filed a report on Form 8-K announcing the date of the upcoming release of our results of operations for the quarter ended September 30, 2001 and investor conference call.

         On October 31, 2001 we filed a report on Form 8-K announcing the release of our results of operations for the quarter ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          GULFMARK OFFSHORE, INC.
                                                (Registrant)





                       By:                 /S/ BRUCE A. STREETER
                           -----------------------------------------------------

                                             Bruce A. Streeter
                            President and Director (Principal Executive Officer)

Date:    March 8, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



     /s/ BRUCE A. STREETER                                     President and Director               March 8, 2002
---------------------------------------------------       (Principal Executive Officer)
                   Bruce A. Streeter

                                                                                                    March 8, 2002
     /s/ EDWARD A. GUTHRIE                                Executive Vice President, Finance
---------------------------------------------------         (Principal Financial Officer)
                     Edward A. Guthrie


     /s/ KEVIN D. MITCHELL                                           Controller                     March 8, 2002
---------------------------------------------------        (Principal Accounting Officer)
                     Kevin D. Mitchell

     /s/ DAVID J. BUTTERS                                             Director                      March 8, 2002
---------------------------------------------------
                      David J. Butters

     /s/ NORMAN G. COHEN                                              Director                      March 8, 2002
---------------------------------------------------
                      Norman G. Cohen

     /s/ MARSHALL A. CROWE                                            Director                      March 8, 2002
---------------------------------------------------
                     Marshall A. Crowe

     /s/ LOUIS S. GIMBEL, 3RD                                         Director                      March 8, 2002
---------------------------------------------------
                    Louis S. Gimbel, 3rd

     /s/ SHELDON S. GORDON                                            Director                      March 8, 2002
---------------------------------------------------
                     Sheldon S. Gordon

     /s/ ROBERT B. MILLARD                                            Director                      March 8, 2002
---------------------------------------------------
                     Robert B. Millard

                                INDEX TO EXHIBITS


               EXHIBIT
               NUMBER                               DESCRIPTION
             -----------       -----------------------------------------------------------
                10.23          Executive Nonqualified Excess Plan GM Offshore, Inc. Plan
                               Document

                10.24          Form of the Executive Nonqualified Excess Plan GM
                               Offshore, Inc. Initial Salary Deferred Agreement

                21.1           Subsidiaries of GulfMark Offshore, Inc.

                23.1           Consent of Ernst & Young LLP

                23.2           Consent of Arthur Andersen LLP