Form 10-Q
period 2002-05-15
GULFMARK OFFSHORE INC
filed 2002-05-15
CIK 1030749

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 15, 2002: 9,927,295.

           (Exhibit Index Located on Page 23)

                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated, have been made. Certain information relating to the Company's organization and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31,       December 31,
                                                                         2002             2001
                                                                     -----------      ------------
                                                                     (Unaudited)       (Audited)
                                  ASSETS                                     (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .   $ 22,527         $  21,923
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .     32,701            27,971
  Note receivable. . . . . . . . . . . . . . . . . . . . . . . . .      5,787             1,254
  Prepaids and other . . . . . . . . . . . . . . . . . . . . . . .      4,495             2,072
                                                                     --------         ---------
     Total current assets. . . . . . . . . . . . . . . . . . . . .     65,510            53,220
                                                                     --------         ---------
VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation
 of $59,908,000 (unaudited) in 2002 and $56,182,000 in 2001. . . .    291,491           262,364
GOODWILL, net of accumulated amortization. . . . . . . . . . . . .     22,353            22,116
LONG-TERM NOTE RECEIVABLE AND OTHER. . . . . . . . . . . . . . . .     12,104            14,351
                                                                     --------         ---------
                                                                     $391,458         $ 352,051
                                                                     ========         =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current portion of long-term debt  . .   $  4,281         $   4,360
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      9,724            10,046
  Accrued personnel costs. . . . . . . . . . . . . . . . . . . . .      3,631             1,574
  Accrued interest expense . . . . . . . . . . . . . . . . . . . .      4,115             1,312
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . .      3,462             4,666
                                                                     --------         ---------
     Total current liabilities . . . . . . . . . . . . . . . . . .     25,213            21,958
                                                                     --------         ---------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .    154,474           180,669
DEFERRED TAXES LIABILITIES . . . . . . . . . . . . . . . . . . . .     14,998            13,697
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .      4,113             1,207
MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . . . .        994             1,128
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 2,000,000 authorized; no
    shares issued. . . . . . . . . . . . . . . . . . . . . . . . .         --                --
 Common stock, $.01 par value; 15,000,000 shares authorized
    9,927,295, and 8,199,137 shares issued and outstanding,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . .         99                82
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .    120,690            63,239
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . .       (350)             (228)
  Deferred compensation expenses . . . . . . . . . . . . . . . . .        350               228
  Retained earnings . . . . . . . .. . . . . . . . . . . . . . . .    100,113            94,750
  Cumulative translation adjustment. . . . . . . . . . . . . . . .    (29,236)          (24,679)
                                                                     --------         ---------
    Total stockholders' equity . . . . . . . . . . . . . . . . . .    191,666           133,392
                                                                     --------         ---------
                                                                     $391,458         $ 352,051
                                                                     ========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                              Three Months Ended
                                                                          March 31
                                                                 -----------------------
                                                                   2002           2001
                                                                 -------        --------

                                                          (In thousands, except per share amounts)
REVENUES . . . . . . . . . . . . . . . . . . . . . . .           $29,775        $ 21,877
COSTS AND EXPENSES:
   Direct operating expenses . . . . . . . . . . . . .            12,362           8,955
   Bareboat charter expense. . . . . . . . . . . . . .             2,182           2,228
   General and administrative expenses . . . . . . . .             2,188           1,554
   Depreciation and amortization . . . . . . . . . . .             4,442           3,155
                                                                 -------        --------
                                                                  21,174          15,892
                                                                 -------        --------
OPERATING INCOME . . . . . . . . . . . . . . . . . . .             8,601           5,985

OTHER INCOME (EXPENSES):
  Interest expense . . . . . . . . . . . . . . . . . .            (3,319)         (2,805)
  Interest income  . . . . . . . . . . . . . . . . . .               255             414
  Minority interest. . . . . . . . . . . . . . . . . .               134              61
  Other............. . . . . . . . . . . . . . . . . .               285             (81)
                                                                 -------        --------
                                                                  (2,645)         (2,411)
                                                                 -------        --------
Income before taxes. . . . . . . . . . . . . . . . . .             5,956           3,574
INCOME TAX PROVISION . . . . . . . . . . . . . . . . .              (593)           (989)
                                                                 -------        --------
NET INCOME . . . . . . . . . . . . . . . . . . . . . .           $ 5,363        $  2,585
                                                                 =======        ========
BASIC EARNINGS PER SHARE:
 Net Income. . . . . . . . . . . . . . . . . . . . . .           $  0.64        $   0.32
                                                                 -------        --------

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC). . . . . .             8,434        $  8,189
                                                                 =======        ========

DILUTED EARNINGS PER SHARE:
  Net Income . . . . . . . . . . . . . . . . . . . . .           $  0.62        $   0.31
                                                                 -------         -------

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED). . . . .             8,649           8,440
                                                                 =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

             GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31
                                                                             ---------------------
                                                                               2002          2001
                                                                             --------     --------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ............................................................    $  5,363     $  2,585

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization..........................................       4,442        3,155
  Amortization of deferred financing costs...............................         145          150
  Deferred and other income tax provision................................         593          971
  Loss applicable to minority interests..................................        (134)         (61)

  Change in operating assets and liabilities:
    Accounts receivable..................................................      (5,138)      (2,222)
    Prepaids and other...................................................      (1,206)          50
    Accounts payable.....................................................         (40)      (1,320)
    Other accrued liabilities............................................       2,623        2,596
  Other, net.............................................................           1          236
                                                                             --------     --------
    Net cash provided by operating activities............................       6,649        6,140
                                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of vessels and equipment.....................................     (35,551)      (5,036)
  Expenditures for drydocking and main engine overhaul...................      (1,489)      (1,291)
                                                                             --------     --------
    Net cash used in investing activities................................     (37,040)      (6,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt.....................................................      18,750           --
  Repayments of debt.....................................................     (45,023)         (11)
  Proceeds from issuance of common stock.................................      57,390           35
                                                                             --------     --------
    Net cash provided by financing activities............................      31,117           24


Effect of exchange rate changes on cash..................................        (122)        (206)
                                                                             --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................         604         (369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.....................      21,923       34,691
                                                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...........................    $ 22,527     $ 34,322
                                                                             ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized...............................    $    313     $   (259)
                                                                             ========     ========
Income taxes paid........................................................    $     81     $     69
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

(2) EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of the EPS calculations for the three months ended March 31, 2002 are as follows (in thousands except per share data):

                                                        Three Months Ended
                                                          March 31, 2002
                                                  -----------------------------
                                                                      Per Share
                                                  Income    Shares      Amount
                                                  --------  --------  ---------
Net Income Per Share, Basic...................    $  5,363     8,434  $    0.64
                                                                      =========
Dilutive effect of common stock options.......          --       215
                                                  --------  --------
Net Income Per Share, Diluted.................    $  5,363     8,649  $    0.62
                                                  ========  ========  =========


(3) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and

Other Intangible Assets" ("SFAS 142"). SFAS No. 142 was adopted by the Company effective January 1, 2002. Under this statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company performed the first step of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The tests indicated that goodwill was not impaired. At March 31, 2002, the Company's goodwill totaled $22.4 million. Amortization of goodwill during the period ended March 31, 2001 totaled $0.1 million.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have an impact on the Company's consolidated results of operations and financial position.

(4) COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three months ended March 31, 2002 and 2001 are as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                               2002        2001
                                                            ----------  ----------
Net Income.............................................     $   5,363   $    2,585
Foreign currency translation adjustments,
  net of tax of $365 for 2002
  and $3,321 for 2001, respectively....................        (4,557)      (7,749)
                                                             ---------   ---------
Comprehensive income (loss)............................     $     806   $   (5,164)
                                                             =========   =========

The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)	SEA TRUCK HOLDING ACQUISITION

     In June 2001, the Company acquired 100% of the outstanding shares of common stock of Sea Truck, a privately held vessel operator in Sandnes, Norway. Total consideration paid was approximately $61.8 million including the assumption of $23.2 million of assumed debt. Approximately $18.4 million of the $38.6 million cash portion of the purchase price was funded from the Company's $75 million credit facility with the balance funded by cash on hand. Sea Truck owned five offshore support vessels, including one that is subject to a purchase commitment from its current bareboat charterer under an installment sales agreement which matures at the end of March 2003. Accordingly, the Consolidated Balance Sheet as of March 31, 2002, reflects a Note Receivable of approximately $5.8 million.

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

The consolidated financial statements included herein reflect the results of Sea Truck from June 21, 2001. The following unaudited pro forma results of operations for the three months ended March 31, 2001, have been prepared assuming that the acquisition had occurred at the beginning of the period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates, or of results which may occur in the future.

                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                               (In thousands, except per share amounts)
                                                         2002        2001
                                                       ----------  ----------
Revenues.........................................      $  29,775  $  26,502
Operating income.................................          8,601      8,099
Net income.......................................          5,363      3,466
   Per share data:
Net income (basic) ..............................      $    0.64  $    0.42
Net income (diluted) ............................           0.62       0.41



(6) VESSEL ACQUISITIONS

     During 2001, the Company entered into an agreement with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. During the three month period ended March 31, 2002, the Company took delivery of the second and third vessels as part of this newbuild program, the Highland Navigator and the North Mariner. Additionally, during the first quarter of 2002, progress payments totaling $2.9 million were made. Funding for this newbuild program is anticipated to come from existing cash and future cash flows supplemented by proceeds from the Company's existing credit facility. The vessel types and delivery dates or expected delivery dates are as follows:

       Vessel                    Delivery Date
----------------------------     -------------
UT 755L (Highland Fortress)..... July 17, 2001
UT 745 (Highland Navigator)..... February 27, 2002
UT 745 (North Mariner).......... February 28, 2002
UT 755 (Highland Bugler)........ Q4 2002
UT 722L (Highland Courage)...... Q4 2002
TBN UT 755L..................... Q1 2003
TBN UT 755 ..................... Q2 2003
TBN UT 722L .................... Q3 2003
TBN UT 722L .................... Q4 2003


     Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 2002, $0.5 million was capitalized in connection with the construction of these vessels.

Effective January 1, 2001, the Company adopted Statement of
Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company has entered into forward contracts to hedge the payments related to the construction of vessels in Norway denominated in Norwegian Krone to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. As of March 31, 2002, an unrealized benefit of $3.3 million on the forward contracts, and an offsetting unrealized cost of $3.3 million on the underlying hedged transactions, was recorded as a liability and asset, respectively, in the consolidated financial statements.

During April 2002, the Company signed a contract for the construction of a UT 755L design platform supply vessel in Brazil for approximately $16 million. This Brazilian vessel is scheduled for delivery in mid-2004. The addition of this new vessel will allow the Company to provide a complete range of services to the Brazilian offshore market in addition to providing the opportunity to expand the Company's customer base.

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

(8) REGISTRATION STATEMENT

On March 18, 2002, the Company closed the sale of 1,500,000 shares of Common Stock at a price of $35.40 per share before the underwriters' discount of $1.86 per share. On March 28, 2002, the Company closed the sale of an additional 225,000 shares pursuant to the underwriters' over-allotment option. The Company used the proceeds of the offering partially for repayment of amounts borrowed under the existing credit facility. Additional proceeds will be used for general corporate purposes. Total proceeds to the Company were $57.4 million after offering costs of $0.5 million.

(9)	TORM HERON

In 1999, through a joint venture with another operator, the Company bareboat chartered the Torm Heron from Sanko Steamship Co., Ltd of Japan ("Sanko") through May 2002 (the "Torm Heron JV"). During 2001, the joint venture partner relinquished its participatory rights of management of the venture in anticipation of the dissolution of the venture in May 2002; thus giving the Company effective control of the venture. Accordingly, the activity of the joint venture is consolidated in the period ended March 31, 2002. At the conclusion of the joint venture, the Company will continue to operate the vessel for an additional two years to May 2004. The unaudited quarterly information for the three months ended March 31, 2001, reflect the adjustments made to arrive at the updated results. The following table reconciles the reclassification that was made to reflect the changes in accounting treatment:

                                                             Three Months Ended
                                                                  March 31,
                                                     ---------------------------------
                                                               (In thousands)
                                                        As       Torm Heron     As
                                                     Reported    adjustments  Updated
                                                     ---------   -----------  ---------
Revenues.........................................     $ 20,992     $  885     $21,877
Direct operating expenses........................        8,592        363       8,955
Bareboat charter expense.........................        1,575        653       2,228
General and administrative expenses..............        1,554         --       1,554
Depreciation and amortization ...................        3,155         --       3,155
                                                       -------      -----     -------
Operating Income (loss)..........................        6,116       (131)      5,985
Interest expenses, net of interest income........       (2,391)        --      (2,391)
Loss from unconsolidated subsidiary..............          (61)        61          --
Minority interest................................           --         61          61
Other............................................          (90)         9         (81)
                                                       -------      -----     -------
Income before income taxes.......................        3,574         --       3,574
Income tax provision.............................         (989)        --        (989)
                                                       -------      -----     -------
Net income.......................................     $  2,585     $   --     $ 2,585
                                                       =======      =====     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea and, with the exception of 3 vessels operating in Brazil and 2 vessels in West Africa, the balance of our operations are conducted in Southeast Asia. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 53 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 41 owned vessels, 4 bareboat chartered vessels, and 8 managed vessels.

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

     Because of the level of our fleet that is fixed on term contracts, our average day rates remained stable, however we accelerated certain vessel dry dock periods into the first quarter causing a slight decline in utilization when compared to the quarter ended December 31, 2001.

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

    In addition to these variable costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classifications. Maintenance and repair expenses and marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over 30 months, which approximates the period between drydockings.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should we undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the three month period ended March 31, 2002, we completed six drydockings and began a seventh in the last week in March. For the quarter ended March 31 2001, we drydocked five vessels. The total expenditures for drydocking made during the quarter ended March 31, 2002 were $1.5 million compared to $1.3 million during the same period in 2001.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    2002         2001
                                                 ----------  ----------
Rates Per Day Worked (a)(b):
  North Sea Based Fleet (c)                      $  10,072   $   9,951
  Southeast Asia Based Fleet                         4,709       4,280
  Brazil Based Fleet                                10,666       9,449

Overall Utilization (a)(b):
  North Sea Based Fleet (percent)                     92.7%       93.3%
  Southeast Asia Based Fleet(percent)                 80.0%       81.9%
  Brazil Based Fleet (percent)                        92.5%       92.8%

Average Owned/Chartered Vessels (a)(d)
  North Sea Based Fleet                                27.7       19.0
  Southeast Asia Based Fleet                           12.0       12.0
  Brazil Based Fleet                                    3.0        3.0
                                                   --------   --------
Total                                                  42.7       34.0
                                                   ========   ========

----------------------------------
(a)  Includes all owned or bareboat chartered vessels.
(b) Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c) Revenues for vessels in the North Sea based fleet are primarily earned in Sterling (GBP) and have been converted to U.S. Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated.
     The average rates were GBP=$1.426 and GBP=$1.458 for the quarters ended March 31, 2002 and 2001, respectively.
(d) Adjusted for vessel additions and dispositions occurring during each period.


Comparison of the Three Months Ended March 31, 2002 with the Three Months Ended March 31, 2001.

     For the quarter ended March 31, 2002, net income was $5.4 million or $0.62 per share on revenues of $29.8 million. The net income during the same period in 2001 was $2.6 million or $0.31 per diluted share on revenues of $22.0 million.

     Revenues for all of our regions showed increases in the first quarter of 2002 when compared to the same quarter in 2001. North Sea revenue increased by $7.2 million or 45% due mainly to fleet growth coupled with increased day rates. Vessel acquisitions contributing to this increase were the June 2001 acquisition of Sea Truck, the April 2001 delivery of the Highland Patriot, the July 2001 delivery of the first vessel under our newbuild program, the Highland Fortress, and the August 2001 acquisition of the Clywd Supporter and Sefton Supporter. Additionally, in late February 2002 we took delivery of the second and third vessels under our newbuild program, the Highland Navigator and North Mariner. The average North Sea day rate increased from $9,951 in the first quarter of 2001 to $10,072 in the current year's first quarter. These increases were partially offset by a reduction in utilization rate as we accelerated several drydockings in the current year first quarter.

     Revenues for our Southeast Asia based fleet increased by $0.4 million or 11%, and our Brazil based fleet increased by $0.3 million or 12%. The average day rates for Southeast Asia and Brazil of $4,709 and $10,666, respectively, for the quarter ended March 31, 2002, were considerably higher than the $4,280 and $9,449, respectively, for the same quarter in 2001. Southeast Asia utilization rates decreased from 81.9% to 80.0% while Brazil utilization remained stable in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     Operating income increased $2.6 million between the quarter ended March 31, 2001 and March 31, 2002, reflecting higher revenue in the period, offset in part by a $3.4 million increase in direct operating expenses and a $1.3 million increase in depreciation, both attributable to increased fleet size. Additionally, a $0.6 million increase in general and administrative expenses was due mainly to the addition of the Sea Truck office in Sandnes, Norway.

     Interest expense increased in the quarter ended March 31, 2002 primarily due to interest related to increased borrowings under our credit facility to partially fund the Sea Truck acquisition and newbuild program, in addition to the assumption of existing debt associated with both the Sea Truck and Clear Seas acquisitions. The borrowings under our line of credit were repaid late in the first quarter as a result of our stock offering.

     The tax provision in the current year was significantly lower than the prior year due to the acceptance and implementation of tonnage tax treatment in the U.K. and Norway during the second quarter of 2001. These tax regimes call for a flat tax per net tonnage of capacity in lieu of a tax based on the operating profit of the vessels. The tax rate of approximately 10% for the three months ended March 31, 2002 was slightly lower than our adjusted effective tax rate for the previous year, due to changes in the mix of revenues in the current year after the Sea Truck acquisition.

Liquidity and Capital Resources

     Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since our inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing and internally generated funds have historically provided funding for these activities.

During March 2002, we sold 1,725,000 shares of Common Stock at a price of $35.40 per share before the underwriters' discount of $1.86 per share. Total net proceeds, after offering costs of $0.5 million, were $57.4 million. The Company used the proceeds of the offering for repayment of $43.6 million borrowed under the existing credit facility with the balance to be used for general corporate purposes.

     We have an undrawn credit facility with three banks with available capacity of $46.9 million as of March 31, 2002. The available amount of this facility reduces by $9.4 million on June 8, 2002 and by a like amount every three months until June 8, 2003. On March 2, 2002, we executed a commitment letter for a new credit facility to replace the current credit facility. The terms of the new credit facility include a maximum borrowing amount of $100 million and will be secured by certain assets. The available borrowing amount will begin reducing by $4 million per quarter 30 months after closing and with a final reduction of $40 million six years after closing. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our leverage ratio. We will be required to maintain specified interest coverage ratios and minimum net worth amounts in order to utilize the facility. With the March sale of Common Stock, we delayed the closing of the credit facility but anticipate that it will be finalized before the end of the second quarter.

     At March 31, 2002, we had total long-term debt of $154.5 million, consisting of approximately $129.7 million of Senior Notes, $18.5 million related to Norwegian vessels and $6.3 million of debt on certain U.K. vessels and. Scheduled interest repayments are expected to total $12.6 million for the remainder of 2002.

     Net working capital for the first quarter of 2002 was $40.3 million, including $22.5 million in cash and cash equivalents. Net cash provided by operating activities increased by $0.5 million to $6.6 million for the three-month period ended March 31, 2002. The increase in net income was partially offset by timing differences affecting cash flow from operations during the quarter, including the increase in accounts receivable balances caused by the increase in revenue and an increase in prepaid insurance.

     Net cash used in investing activities was $37.0 million and $6.3 million for the three months ended March 31, 2002 and 2001, respectively. The 2002 period includes $31.2 million associated with the delivery of the Highland Navigator and the North Mariner and $2.9 million related to progress payments under our newbuild program. For the same 2001 quarter, $4.0 million in newbuild progress payments were made as well as a downpayment for the purchase of the Highland Patriot. In the three-month period ended March 31, 2002, six vessels were drydocked and one additional drydocking was started late in the quarter, compared to five vessels drydocked in the same 2001 period.

     During the quarter ended March 31, 2002, financing transactions included the drawdown of $18.8 million from the credit facility associated with the delivery of the two vessels in February 2002 as well as the repayment of $43.6 million of the credit facility from the $57.4 million net proceeds of the sale of Common Stock in March 2002.

     Capital expenditures for drydocking for the remainder of 2002 are expected to be approximately $4.5 million, and expenditures related to the vessels under construction in Norway (see note 6 to the Consolidated Financial Statements) are expected to be approximately $40.1 million during the remainder of 2002, including the final payments for the newbuild UT755 Highland Bugler and the newbuild UT722L Highland Courage, both scheduled to be delivered in the fourth quarter, as well as progress payments on the Brazilian newbuild.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduces the cash required for taxes in each of these regions. In other regions, accelerated depreciation has minimized the cash requirements for income taxes.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Pounds Sterling ("GBP") with a portion denominated in Norwegian Krone ("NOK"). Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 2002, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended March 31, 2002, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 8.90, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.43. The average exchange rates in the comparable 2001 period were 1 USD = NOK
8.88 and 1 GBP = $1.46. Our North Sea based fleet generated $18.2 million in revenues and $5.4 million in operating income for the three months ended March 31, 2002.

     Reflected in the accompanying balance sheet as of March 31, 2002, is a $29.2 million cumulative translation adjustment primarily relating to the lower GBP and NOK exchange rate as of March 31, 2002 compared to the exchange rate when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries.

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

     We cannot assure you that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have has relied is accurate or complete, that our analysis of the market and demand for its vessels is correct, or that the strategy based on that analysis will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of March 31, 2002, the fair value of these notes, based on quoted market prices, was approximately $123.5 million compared to a carrying amount of $129.7 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of March 31, 2002, we have entered into commitments to purchase approximately NOK 1,037 million in order to satisfy our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.22.

     Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II
                          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

None

         (b) Reports on Form 8-K.

              On February 5, 2002, we filed a report on Form 8-K announcing that Thales GeoSolutions Group, Ltd. agreed to a three-year charter, plus options, for one of the Company's new construction platform supply vessels. The Highland Navigator, a UT-745 design with DP-II, is slated for delivery early in March, 2002 and will commence the charter immediately thereafter.

              On February 21, 2002, we filed a report on Form 8-K announcing the date of it's upcoming fourth quarter earnings release and investor conference call.

             On February 27, 2002, we filed a report on Form 8-K announcing the results of its operations for the quarter ended December 31, 2001.

             On March 18, 2002, we filed a report on Form 8-K announcing the closing of the sale of 1.5 million shares of common stock priced at $35.40 less the underwriters discount of $1.86 for a net of $33.54 per share.

             On March 18, 2002, we filed a report on Form 8-K disclosing certain exhibits related to the registration statement.

             On March 28, 2002, we filed a report on Form 8-K announcing the closing of the exercise of the entire over allotment option by the underwriters of 225,000 shares of common stock priced at $35.40 less the underwriters' discount of $1.86 for a net of $33.54 per share.

             On April 23, 2002, we filed a report on Form
         8-K announcing the date of its upcoming first quarter earnings release and investor conference call.

             On May 1, 2002, we filed a report on
         Form 8-K announcing the release of the results of its operations for the quarter ended March 31, 2002.



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

Date:  May 15, 2002

                         EXHIBIT INDEX

Exhibit No.

None

*Filed herewith.