Form 10-Q
period 2002-06-30
GULFMARK OFFSHORE INC
filed 2002-08-09
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

GULFMARK OFFSHORE, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

000-22853
(Commission file number)

76-0526032
(I.R.S. Employer Identification No.)

4400 Post Oak Parkway, Suite 1170, Houston, Texas     77027
                    (Address of principal executive offices)                               (Zip Code)

(713) 963-9522
(Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 9, 2002: 19,906,888,

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

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001
	--------------------	------------------
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,483	$21,923
Accounts receivable, net	36,067	27,971
Note receivable	6,223	1,254
Prepaids and other	4,632	2,072
	--------------------	------------------
Total current assets	68,405	53,220

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $65,628,000 (unaudited) in 2002 and $56,182,000 in 2001	320,216	262,364

GOODWILL, net of accumulated amortization	26,077	22,116
LONG-TERM NOTE RECEIVABLE AND OTHER	30,622	14,351
	--------------------	------------------
	$445,320	$352,051
	============	===========

LIABIITIES AND STOCKHOLDERS' EQUITY
CURRENT LAIBILITIES:
Short-term borrowings and current portion of long-term debt	$4,394	$4,360
Accounts payable	9,391	10,046
Accrued personnel costs	4,477	4,044
Accrued interest expense	989	1,312
Other accrued liabilities	6,215	2,196
	--------------------	------------------
Total current liabilities	25,466	21,958
	--------------------	------------------
LONG-TERM DEBT	154,130	180,669

DEFERRED TAXES LIABILITIES	15,795	13,697
OTHER LIABILITIES	20,863	1,207
MINORITY INTEREST	-	1,128
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000,000 authorized; no shares issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 19,906,888 and 16,398,274 shares issued and outstanding, respectively	199	164
Additional paid-in capital	120,556	63,157
Treasury stock	(411)	(228)
Deferred compensation expense	411	228
Retained earnings	108,232	94,750
Cumulative translation adjustment	79	(24,679)
	--------------------	------------------
Total stockholders' equity	229,066	133,392
	--------------------	------------------
	$445,320	$352,051
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	----------------------------		---------------------------
	2002	2001	2002	2001
	------------	----------	-----------	-----------
	(In thousands, except per share amounts)

REVENUES	$34,594	$26,469	$64,369	$48,346
COSTS AND EXPENSES:
Direct operating expenses	14,414	9,741	26,776	18,742
Bareboat charter expense	2,261	2,243	4,443	4,425
General and administrative expenses	2,409	1,748	4,597	3,302
Depreciation and amortization	5,265	3,436	9,707	6,591
	------------	----------	------------	-----------
	24,349	17,168	45,523	33,060
	------------	----------	------------	-----------
OPERATING INCOME	10,245	9,301	18,846	15,286

OTHER INCOME (EXPENSES):
Interest expense	(3,021)	(2,736)	(6,340)	(5,540)
Interest income	245	257	500	670
Minority interest	93	(677)	227	(616)
Other	1,532	22	1,817	(59)
	------------	----------	------------	-----------
	(1,151)	(3,134)	(3,796)	(5,545)
	------------	----------	------------	-----------
Income before taxes	9,094	6,167	15,050	9,741
INCOME TAX (PROVISION) BENEFIT	(975)	15,420	(1,568)	14,431
	------------	----------	------------	-----------
NET INCOME	$8,119	$21,587	$13,482	$24,172
	=======	======	=======	======
BASIC EARNINGS PER SHARE:
Net Income	$0.41	$1.32	$0.73	$1.47
	=======	======	=======	======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,884	16,398	18,374	16,388
	=======	======	=======	======
DILUTED EARNINGS PER SHARE:
Net Income	$0.40	$1.28	$0.72	$1.43
	=======	======	=======	======
WEIGHTED AVERAGES SHARES OUTSTANDING (DILUTED)	20,401	16,906	18,853	16,890
	=======	======	=======	======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	----------------------------
	2002	2001
	------------	------------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,482	$24,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,707	6,591
Amortization of deferred financing costs	289	290
Deferred and other tax provision	1,568	(14,678)
Loss applicable to minority interests	(1,128)	(227)

Change in operating assets and liabilities:
Accounts receivable	(4,822)	(5,918)
Prepaids and other	(1,400)	(547)
Accounts payable	(1,454)	851
Other accrued liabilities	(1,998)	(31)
Other, net	1	(249)
	------------	------------
Net cash provided by operating activities	14,245	10,254
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(41,492)	(19,249)
Purchase of business, net of cash acquired	-	(34,672)
Expenditures for drydocking and main engine overhaul	(4,648)	(2,987)
	------------	------------
Net Cash Used in Investing Activities	(46,140)	(56,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Debt	18,750	23,894
Repayments of Debt	(45,489)	(22)
Proceeds from Issuance of Stock	57,182	49
	------------	------------
Net Cash Provided by Financing Activities	30,443	23,921

Effect of exchange rate changes on cash	1,012	609
	------------	------------
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(440)	$(22,124)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	$21,923	$34,691
	------------	------------
CASH AND CASH EQUIVALAENTS AT END OF THE PERIOD	$21,483	$12,567
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$5,959	$5,086
	=======	=======
Income taxes paid	$194	$167
	=======	=======

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

(2)     EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of the EPS calculations for three and six months ended June 30, 2002 and 2001 are as follows (in thousands except per share data):

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002
	---------------------------------------			------------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	----------	----------	------------	-------------	--------	-------------
Net income per share, basic	$8,119	19,884	$0.41	$13,482	18,374	$0.73
			=======			========
Dilutive effect of common stock options		517			479
	----------	----------		-------------	--------
Net income per share, diluted	$8,119	20,401	$0.40	$13,482	18,853	$0.73
	======	======	=======	========	=====	========
	Three Months Ended			Six Months Ended
	June 30, 2001			June 30, 2001
	---------------------------------------			------------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	----------	----------	------------	-------------	--------	-------------
Net income per share, basic	$21,587	16,398	$1.32	$24,172	16,388	$1.47
			=======			========
Dilutive effect of common stock options		508			502
	----------	----------		-------------	--------
Net income per share, diluted	$21,587	16,906	$1.28	$24,172	16,890	$1.43
	======	======	=======	========	=====	========

(3)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 was adopted by the Company effective January 1, 2002. Under this statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company performed the first step of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The tests indicated that goodwill was not impaired. At June 30, 2002, the Company's goodwill totaled $26.1 million. Amortization of goodwill during the six months ended June 30, 2001 totaled $0.2 million.

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

(4)     COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	----------------------------		---------------------------
	2002	2001	2002	2001
	------------	----------	------------	-----------
	(In thousands)
Net income	$8,119	$21,587	$13,482	$24,172
Foreign currency translation adjustments, net of tax of $(12,564) and $(10,610) for 2002, $222 and $3,543 for 2001, respectively	29,315	(519)	24,758	(8,258)
	--------------	----------	------------	-----------
Comprehensive income	$37,434	$21,068	$38,240	$15,904
	========	======	=======	======

     The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)     SEA TRUCK HOLDING ACQUISITION

     In June 2001, the Company acquired 100% of the outstanding shares of common stock of Sea Truck Holding AS, a privately held vessel operator in Sandnes, Norway. Sea Truck includes five offshore support vessels, including one that is subject to a purchase commitment from its current bareboat charterer under an installment sales agreement which matures at the end of March 2003. Accordingly, the Consolidated Balance Sheet as of June 30, 2002, reflects a Note Receivable of approximately $6.2 million.

     The consolidated financial statements included herein reflect the results of Sea Truck from June 21, 2001. The following unaudited pro forma results of operations for the three months ended June 30, 2001, have been prepared assuming that the acquisition had occurred at the beginning of the period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates, or of results which may occur in the future.

	Six Months Ended
	June 30,
	------------------------------
	2002	2001
	-------------	-------------
	(In thousands, except per share data)

Revenues	$64,369	$52,174
Operating income	18,846	16,738
Income from continuing operations	13,482	27,052
Per share data:
Income from continuing operations (basic)	$0.73	$1.66
Income from continuing operations (diluted)	$0.72	$1.61

(6)     VESSEL ACQUISITIONS

     During 2000, the Company entered into an agreement with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. During the three month period ended March 31, 2002, the Company took delivery of the second and third vessels as part of this newbuild program, the Highland Navigator and the North Mariner. Additionally, during the second quarter of 2002, progress payments totaling $1.5 million were made. Funding for this newbuild program is anticipated to come from existing cash and future cash flows and, if required, by proceeds from the Company's new credit facility. The vessel types and delivery dates or expected delivery dates are as follows:

Vessel		Delivery Date
UT 755L	(Highland Fortress)	July 17, 2001
UT 745	(Highland Navigator)	February 27, 2002
UT 745	(North Mariner)	February 28, 2002
UT 755	(Highland Bugler)	Q4 2002
UT 722L	(Highland Courage)	Q4 2002
TBN UT 755L		Q1 2003
TBN UT 755		Q2 2003
TBN UT 722L		Q3 2003
TBN UT 722L		Q4 2003

     Interest is capitalized in connection with the construction of vessels. During the three months ended June 30, 2002, $0.4 million was capitalized in connection with the construction of these vessels.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company has entered into forward contracts to hedge the payments related to the construction of vessels in Norway denominated in Norwegian Krone to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. As of June 30, 2002, an unrealized benefit of $20 million on the forward contracts, and an offsetting unrealized cost of $20 million on the underlying hedged transactions, was recorded as a liability and asset, respectively, in the consolidated financial statements.

     During April 2002, the Company signed a contract for the construction of a UT 755L design platform supply vessel in Brazil. In August 2002, the Company was awarded a contract with Enterprise Oil do Brasil Ltda., a subsidiary of the Royal Dutch/Shell Group, for a multi-purpose Multi Function Support Vessel ("MFSV") for an initial term of five years. As a result, the Company replaced the UT 755L design with a UT 719-2 design vessel. The approximate cost of the new vessel will be $24 million, with delivery anticipated in the third quarter of 2004. Furthermore, the addition of this vessel will allow the Company to obtain the required licensing to provide a complete range of services to the Brazilian offshore market in addition to providing the opportunity to expand the Company's customer base.

(7)     DEFERRED TAXES

     During the quarter ended June 30, 2001, the taxing authorities in the United Kingdom approved the Company's application for a special tax incentive for qualifying vessel owners. This incentive, known as a "Tonnage Tax", replaces the UK corporate tax with one based on a deemed profit per vessel net ton. The Company also reevaluated its Norwegian tax position and long-term Norwegian investment strategy in conjunction with the Sea Truck acquisition. As a result of this review and approval of entry into the UK Tonnage Tax regime, a $16.2 million deferred tax recapture is included in the second quarter 2001 results.

(8)     REGISTRATION STATEMENT

     On March 18, 2002, the Company closed the sale of 1,500,000 shares of Common Stock at a price of $35.40 per share before the underwriters' discount of $1.86 per share. On March 28, 2002, the Company closed the sale of an additional 225,000 shares pursuant to the underwriters' over-allotment option. The Company used the proceeds of the offering partially for repayment of amounts borrowed under the existing credit facility. Additional proceeds will be used for general corporate purposes. Net proceeds to the Company were $57.4 million after offering costs of $0.5 million.

(9)     TORM HERON

     In 1999, through a joint venture with another operator, the Company bareboat chartered the Torm Heron from Sanko Steamship Co., Ltd of Japan ("Sanko") through May 2002 (the "Torm Heron JV"). During 2001, the joint venture partner relinquished its participatory rights of management of the venture in anticipation of the dissolution of the venture in May 2002; thus giving the Company effective control of the venture. Accordingly, the activity of the joint venture is consolidated in the period ended June 30, 2002. At the conclusion of the joint venture, the Company will continue to operate the vessel for an additional two years to May 2004. The unaudited quarterly information for the three and six months ended June 30, 2001, reflect the adjustments made to arrive at the updated results. The following table reconciles the reclassification that was made to reflect the changes in accounting treatment:

	Three Months Ended			Six Months Ended
	June 30, 2001			June 30, 2001
	--------------------------------------------			----------------------------------------------
	As Reported	Torm Heron adjustments	As Updated	As Reported	Torm Heron adjustments	As Updated
	------------	----------------	-----------	------------	---------------	-------------
	(In thousands)
Revenues	$24,073	$2,396	$26,469	$45,065	$3,281	$48,346
Direct operating expenses	9,397	390	9,787	17,989	753	18,742
Bareboat charter expense	1,553	644	2,197	3,128	1,297	4,425
General and administrative expenses	1,748	-	1,748	3,302	-	3,302
Depreciation and amortization	3,436	-	3,436	6,591	-	6,591
	------------	----------------	-----------	------------	---------------	-------------
Operating income	7,939	1,362	9,301	14,055	1,231	15,286
Interest expense, net of interest income	(2,479)	-	(2,479)	(4,870)	-	(4,870)
Income from unconsolidated subsidiary	676	(676)	-	615	(615)	-
Minority interest	-	(677)	(677)	-	(616)	(616)
Other	31	(9)	22	(59)	-	(59)
	------------	----------------	-----------	------------	---------------	-------------
Income before income taxes	6,167	-	6,167	9,741	-	9,741
Income tax provision	15,420	-	15,420	14,431	-	14,431
	------------	----------------	-----------	------------	---------------	-------------
Net income	$21,587	$-	$21,587	$24,172	$-	$24,172
	=======	==========	======	=======	=========	========

(10)     CREDIT FACILITY

     On June 26, 2002, the Company finalized an agreement with a group of five banks for a new $100 million secured credit facility. The new facility replaces the $75 million facility that was set to expire in June 2003. The new facility will be available for acquisition of assets as well as for general corporate purposes, including the completion of the Company's newbuild program. Collateral provided to the lenders by the Company will determine the borrowing availability under the terms of the agreement. The facility will reduce by $4 million per quarter beginning September 30, 2004, with a final maturity of $44 million on March 31, 2008.

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

     Our operating costs are primarily a function of fleet configuration and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Generally, fluctuations in vessel utilization have little effect on fixed cost, but rather, affect only that portion of our direct operating costs we incur when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should we undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For both six month periods ended June 30, 2001 and 2002, we completed 12 drydockings. The total expenditures for drydocking made during the six months ended June 30, 2002 were $4.6 million compared to $3.0 million during the same period in 2001.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	---------------------------------------		-------------------------------------
	2002	2001	2002	2001
	------------------	------------------	------------------	----------------
Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$11,029	$11,079	$10,575	$10,495
Southeast Asia Based Fleet	4,516	4,356	4,610	4,321
Brazil Based Fleet	10,044	9,402	10,348	9,425

Overall Utilization (a) (b):
North Sea Based Fleet	96.6%	97.6%	94.7%	96.0%
Southeast Asia Based Fleet	85.6%	88.6%	82.8%	85.2%
Brazil Based Fleet	96.9%	94.6%	94.7%	93.7%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	29.0	20.4	28.4	19.7
Southeast Asia Based Fleet	12.0	12.0	12.0	12.0
Brazil Based Fleet	3.0	3.0	3.0	3.0
	------------------	------------------	------------------	----------------
Total	44.0	35.4	43.4	34.7
	=========	=========	=========	========

----------------------------------------------
(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Sterling (GBP) and have been converted to
       US Dollars (US$) at the average exchange rate (US$/GBP) for the periods indicated. The average rates were
       GBP=$1.4630 and GBP=$1.4219 for the quarters ended June 30, 2002 and 2001, respectively. The average rates were GBP=$1.4445 and GBP=$1.4400 for the six months ended June 30, 2002 and 2001, respectively.

(d)  Adjusted for vessel additions and dispositions occurring during each period.

Critical Accounting Policies

     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Comparison of the Three Months Ended June 30, 2002 with the Three Months Ended June 30, 2001.

     For the quarter ended June 30, 2002, net income was $8.1 million or $0.40 per share on revenues of $34.6 million. The net income during the same period in 2001 was $5.4 million or $0.32 per diluted share on revenues of $26.5 million, excluding a $16.2 million deferred tax recapture associated with the reassessment of future taxes subsequent to adoption of the tonnage tax regime in the United Kingdom and Norway (see Note 7). After this recapture, net income for the quarter was $21.6 million or $1.28 per diluted share.

     Revenues for all of our regions during the second quarter of 2002 were higher than the same quarter of 2001. Increased fleet capacity due primarily to the acquisition of six vessels in 2001 and the addition of three newbuild vessels in the third quarter of 2001 and the first quarter of 2002 were the primary reasons for the increased revenues. Partially offsetting the increases were reductions in utilization in the North Sea and Southeast Asia.

     North Sea revenue increased by $7.9 million or 39% due mainly to fleet growth. Vessel acquisitions contributing to this increase were the full effect in 2002 of the June 2001 acquisition of Sea Truck, the July 2001 delivery of the first vessel under our newbuild program, the Highland Fortress, and the August 2001 acquisition of the Clywd Supporter and Sefton Supporter ("Clear Seas"). In late February 2002, we also took delivery of the second and third vessels under our newbuild program, the Highland Navigator and North Mariner. The day rate decreased slightly from $11,079 in the second quarter of 2001 to $11,029 in the current year's second quarter, and utilization decreased from 97.6% in the second quarter of 2001 to 96.6% in the same 2002 quarter partially offsetting the increase in fleet size. The decrease in utilization was effected by a decrease in available days due to the lay up of one vessel.

     Revenues for our Southeast Asia based fleet increased slightly by 1%, and our Brazil based fleet increased by $0.2 million or 10%. The average day rates for Southeast Asia and Brazil of $4,516 and $10,044, respectively, for the quarter ended June 30, 2002, were higher than the $4,356 and $9,402, respectively, for the same quarter in 2001. Southeast Asia utilization rates decreased from 88.6% to 85.6%, while Brazil utilization increased from 94.6% to 96.9% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

     Operating income increased $0.9 million, from $9.3 million in the second quarter of 2001 to $10.2 in the same 2002 quarter, reflecting higher revenue in the period, offset in part by a $4.7 million increase in direct operating expenses and a $1.8 million increase in depreciation, both attributable to the increased fleet size. Additionally, a $0.7 million increase in general and administrative expenses was due mainly to the addition of the Sea Truck office in Sandnes, Norway.

     Interest expense increased in the quarter ended June 30, 2002 primarily due to the assumption of existing debt associated with both the Sea Truck and Clear Seas acquisitions. There were no borrowings under our line of credit in the second quarter.

     Other expenses decreased by $1.5 million, mainly due to a gain on foreign currency associated with debt denominated in British Pound Sterling ("GBP") held by our Norwegian subsidiary, as the Norwegian Krone ("NOK") strengthened in comparison to the GBP in the second quarter of 2002 by approximately 9%.

     The tax provision in the second quarter of the current year was $1.0, compared to a $15.4 benefit for the same prior year's quarter. The 2001 benefit is due to the implementation of tonnage tax treatment in the U.K. and Norway during the second quarter of 2001. These tax regimes call for a flat tax per net tonnage of capacity in lieu of a tax based on the operating profit of the vessels. Before this adjustment, the tax provision for the quarter ended June 30, 2001 was $0.8 million, or 13.0%.

Comparison of the Six Months Ended June 30, 2002 with the Six Months Ended June 30, 2001.

     Revenues for the six months ended June 30, 2002 were $64.4 million compared to $48.3 million in the same period in 2001. All our regions showed improvements in revenue. From 2001 to 2002, respectively, the North Sea increased from $36.0 million to $51.1 million, Southeast Asia increased from $7.7 million to $8.1 million, and Brazil increased from $4.7 million to $5.2 million. The significant increase in revenue is attributable to increases in fleet size coupled with day rate increases in all regions, partially offset by decreases in utilization in the North Sea and Southeast Asia regions. Net income increased $5.5 million or $0.25 per share from $8.0 million for the first six months of 2001 (before deferred tax recapture) to $13.5 million for the same 2002 period.

     Operating income increased 23%, from $15.3 million for the six months ended June 30, 2001 to $18.8 million for the same 2002 period. The $3.5 million increase was primarily related to the revenue increases discussed above, offset by higher operating expenses and depreciation resulting from fleet increases, and higher general and administrative expenses due to the addition of the Norway office.

     Other expenses decreased by $1.7 million, from $5.5 million in the 2001 period to $3.8 million in the same 2002 period. The decrease is mainly attributable to a $1.5 million gain on foreign currency associated with debt denominated in GBP held by our Norwegian subsidiary, as the NOK strengthened in comparison to the GBP in the second quarter of 2002 as well as an $0.8 million decrease in minority interest. Partially offsetting these gains is a $1.0 million increase in interest expense due mainly to the assumption of debt associated with the acquisition of Sea Truck and Clear Seas.

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

     During March 2002, we sold 1,725,000 shares of Common Stock at a price of $35.40 per share before the underwriters' discount of $1.86 per share. Net proceeds, after offering costs of $0.5 million, were $57.4 million. The Company used the proceeds of the offering for repayment of $43.6 million borrowed under the existing credit facility with the balance designated for general corporate purposes.

     We have an undrawn credit facility with five banks with available capacity of $100 million as of June 30, 2002. Collateral provided to the lenders by the Company will determine the borrowing availability under the terms of the agreement. The facility will reduce by $4 million per quarter beginning September 30, 2004, with a final maturity of $44 million on March 31, 2008. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our leverage ratio. We will be required to maintain specified interest coverage ratios, a maximum debt to capitalization ratio, and minimum net worth levels in order to utilize the facility.

     At June 30, 2002, we had total long-term debt of $154.1 million, consisting of approximately $129.7 million of Senior Notes, $18.1 million related to Norwegian vessels and $6.3 million of debt on certain U.K. vessels. Scheduled interest payments are expected to total $6.5 million for the remainder of 2002.

     Net working capital for the second quarter of 2002 was $42.9 million, including $21.5 million in cash and cash equivalents. Net cash provided by operating activities increased by $4.0 million to $14.2 million for the six month period ended June 30, 2002. The decrease in net income was offset by non cash items affecting cash flow from operations during the quarter, including the $16.2 deferred tax recapture related to the U.K. and Norway tonnage tax in 2001. Additionally, for the first six months of 2002 we experienced an increase in accounts receivable balances caused by the increase in revenue and a decrease in accounts payable and other liabilities.

     Net cash used in investing activities was $46.1 million and $56.9 million for the six months ended June 30, 2002 and 2001, respectively. The 2002 period includes $31.2 million associated with the delivery of the Highland Navigator and the North Mariner and $6.8 million related to progress payments under our newbuild program. For the same 2001 period, $11.5 million in newbuild progress payments were made as well as a downpayment for the purchase of the Highland Patriot. In both six months periods (2001 and 2002), 12 vessels were drydocked.

     During the six months ended June 30, 2002, financing transactions included the drawdown of $18.8 million from the credit facility associated with the delivery of the two vessels in February 2002 as well as the repayment of $43.6 million of the credit facility from the $57.4 million net proceeds of the sale of Common Stock in March 2002. Additional repayments of $1.9 million were made on the Norwegian and U.K. debt assumed in the 2001 acquisitions.

     Drydocking expenditures for the remainder of 2002 are expected to be approximately $2.0 million, and expenditures related to the vessels under construction in Norway and Brazil (see Note 6) are expected to be approximately $43.3 million during the remainder of 2002, including the final payments for the newbuild UT755 Highland Bugler and the newbuild UT722L Highland Courage, both scheduled to be delivered in the fourth quarter, as well as progress payments on the Brazilian newbuild.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in Norwegian Krone. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended June 30, 2002, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended June 30, 2002, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 8.16, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.4630. The average exchange rates in the comparable 2001 period were 1 USD = 9.17 NOK and 1 GBP=$1.4219. Our North Sea based fleet generated $27.9 million in revenues and $8.8 million in operating income for the three months ended June 30, 2002.

     Reflected in the accompanying balance sheet as of June 30, 2002, is a $0.1 million cumulative translation adjustment which fluctuated based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries. For the three months ended June 30, 2002, currency fluctuations in GBP and NOK accounted for a $29.3 increase in stockholders' equity.

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

  The cost of using hedging instruments in relation to the risks of currency fluctuations,

  The propensity for adjustments in GBP denominated vessel day rates over time to compensate for changes in the purchasing power of GBP as measured in U.S. dollars,

  Our strong cash position substantially held in U.S. dollars,

  The level of U.S. dollar denominated borrowings available to us,

           and

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

  dependence on the oil and gas industry,

  oil and gas prices,

  ongoing capital expenditure requirements,

  uncertainties surrounding environmental and government regulation,

  risk relating to leverage,

  risk of foreign operations assumptions concerning competition,

  risk of currency fluctuations, and

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of June 30, 2002, the fair value of these notes, based on quoted market prices, was approximately $127.4 million compared to a carrying amount of $129.7 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of June 30, 2002, we have entered into commitments to purchase approximately NOK 1,024 million in order to satisfy our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.23.

     Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II   OTHER INFORMATION

ITEM 4.     Submission of Matters of a Vote of Security Holders

     At the Company's Annual meeting of Stockholders held on May 24, 2002, the stockholders of the Company approved the election of all nominated directors as follows:

Nominee	In Favor	Withheld
---------------------------	--------------	--------------
David J. Butters	9,288,813	32,652
Norman G. Cohen	9,288,709	32,756
Marshall A. Crowe	9,288,709	32,756
Louis S. Gimbel, 3rd	9,288,709	32,756
Sheldon S. Gordon	9,288,813	32,652
Robert B. Millard	9,288,813	32,652
Bruce A. Streeter	8,108,962	1,212,503

     At the Company's Annual meeting of Stockholders held on May 24, 2002, the stockholders of the Company approved the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2002 as follows:

For	Against	Abstained
-----------	----------	-------------
9,290,301	2,960	28,204

     At the Company's Annual meeting of Stockholders held on May 24, 2002, the stockholders of the Company approved and adoption of the amendment to the Company's 1997 Incentive Equity Plan to increase the number of shares reserved for issuance there under by 250,000 shares as follows:

For	Against	Abstained
-----------	----------	-------------
9,091,615	81,834	148,016

     At the Company's Annual meeting of Stockholders held on May 24, 2002, the stockholders of the Company approved and adoption of the amendment to the Articles of Incorporation to increase the number of common shares authorized from 15,000,000 to 30,000,000 as follows:

For	Against	Abstained
-----------	----------	-------------
9,091,749	209,787	19,929

     At the Company's Annual meeting of Stockholders held on May 24, 2002, the stockholders of the Company approved and adoption of the GulfMark Employee Stock Purchase Plan as follows:

For	Against	Abstained
-----------	----------	-------------
9,137,411	35,580	148,474

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

None.

(b)  Reports on Form 8-K.

     On May 28, 2002, we filed a report on Form 8-K announcing a two-for-one stock split of common stock to be effected in the form of a 100% stock dividend.

     On June 27, 2002, we filed a report on Form 8-K announcing the finalized agreement for a new secured credit facility with a maximum availability of $100 million.

     On July 17, 2002, we filed a report on Form 8-K announcing the date of its upcoming second quarter earnings release and investor conference call.

     On July 31, 2002, we filed a report on Form 8-K announcing the release of the results of our operations for the quarter ended June 30, 2002.

     On August 8, 2002, we filed a report on Form 8-K announcing a contract with Enterprise Oil do Brasil Ltda., for a newbuild multi-purpose Multi Function Support Vessel (MFSV) to work in the Campos Basin, Brazil for an initial term of five years.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            GulfMark Offshore, Inc.
                                                                            (Registrant)
                                                                            -------------------------------
                                                                  By:     /s/ Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer

Date:   August 9, 2002

EXHIBIT INDEX

Exhibit No.

None.