Form 10-Q
period 2002-09-30
GULFMARK OFFSHORE INC
filed 2002-11-06
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 6, 2002: 19,908,446.

(Exhibit Index Located on Page 21)

PART I   FINANCIAL INFORMATION

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

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001
	--------------------	------------------
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,387	$21,923
Accounts receivable, net	35,236	27,971
Note receivable	6,024	1,254
Prepaids and other	3,928	2,072
	--------------------	------------------
Total current assets	73,575	53,220

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $73,703,000 (unaudited) in 2002 and $56,182,000 in 2001	321,896	262,364

GOODWILL, net of accumulated amortization	26,100	22,116
OTHER ASSETS	30,607	14,351
	--------------------	------------------
	$452,178	$352,051
	============	===========

LIABIITIES AND STOCKHOLDERS' EQUITY
CURRENT LAIBILITIES:
Short-term borrowings and current portion of long-term debt	$5,051	$4,360
Accounts payable	7,766	10,046
Accrued personnel costs	4,634	4,044
Accrued interest expense	4,122	1,312
Other accrued liabilities	1,856	2,196
	--------------------	------------------
Total current liabilities	23,429	21,958
	--------------------	------------------
LONG-TERM DEBT	153,731	180,669

DEFERRED TAX LIABILITIES	17,678	13,697
OTHER LIABILITIES	20,433	1,207
MINORITY INTEREST	-	1,128
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000,000 authorized; no shares issued	-	-
Common stock, no par value; 30,000,000 shares authorized; 19,908,446 and 16,398,274 shares issued and outstanding, respectively	199	164
Additional paid-in capital	120,548	63,157
Treasury stock	(478)	(228)
Deferred compensation expense	478	228
Retained earnings	114,868	94,750
Cumulative translation adjustment	1,292	(24,679)
	--------------------	------------------
Total stockholders' equity	236,907	133,392
	--------------------	------------------
	$452,178	$352,051
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	----------------------------		---------------------------
	2002	2001	2002	2001
	------------	----------	-----------	-----------
	(In thousands, except per share amounts)

REVENUES	$36,248	$32,832	$100,617	$81,178
COSTS AND EXPENSES:
Direct operating expenses	15,877	11,867	42,653	30,609
Bareboat charter expense	2,381	2,250	6,824	6,675
General and administrative expenses	2,662	2,075	7,259	5,377
Depreciation and amortization	5,777	4,203	15,484	10,794
	------------	----------	------------	-----------
	26,697	20,395	72,220	53,455
	------------	----------	------------	-----------
OPERATING INCOME	9,551	12,437	28,397	27,723

OTHER INCOME (EXPENSE):
Interest expense	(2,621)	(3,724)	(8,961)	(9,264)
Interest income	383	176	883	846
Minority interest	-	(401)	227	(1,017)
Gain on sale of assets	161	-	161	-
Other	(27)	(143)	1,790	(202)
	------------	----------	------------	-----------
	(2,104)	(4,092)	(5,900)	(9,637)
	------------	----------	------------	-----------
Income before taxes	7,447	8,345	22,497	18,086
INCOME TAX (PROVISION) BENEFIT	(811)	(1,118)	(2,379)	13,313
	------------	----------	------------	-----------
NET INCOME	$6,636	$7,227	$20,118	$31,399
	=======	======	=======	======
BASIC EARNINGS PER SHARE:
Net Income	$0.33	$0.44	$1.07	$1.92
	=======	======	=======	======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,880	16,398	18,882	16,392
	=======	======	=======	======
DILUTED EARNINGS PER SHARE:
Net Income	$0.33	$0.43	$1.04	$1.87
	=======	======	=======	======
WEIGHTED AVERAGES SHARES OUTSTANDING (DILUTED)	20,289	16,808	19,338	16,816
	=======	======	=======	======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	----------------------------
	2002	2001
	------------	------------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,118	$31,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,484	10,794
Amortization of deferred financing costs	449	435
Deferred and other tax provision	2,379	(13,627)
Gain on sale of equipment	(161)	-
Gain (loss) applicable to minority interests	(1,128)	1,017

Change in operating assets and liabilities:
Accounts receivable	(4,130)	(4,855)
Prepaids and other	(1,101)	(1,224)
Accounts payable	(3,149)	556
Other accrued liabilities	(1,312)	2,130
Other, net	98	(2,319)
	------------	------------
Net cash provided by operating activities	27,547	24,306
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(45,926)	(41,642)
Purchase of business, net of cash acquired	-	(34,672)
Proceeds from disposition of equipment	677	-
Expenditures for drydocking and main engine overhaul	(5,653)	(4,114)
	------------	------------
Net cash used in investing activities	(50,902)	(80,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	18,750	38,597
Repayments of debt	(47,536)	49
Proceeds from issuance of stock	57,309	(22)
	------------	------------
Net cash provided by financing activities	28,523	38,624

Effect of exchange rate changes on cash	1,296	(980)
	------------	------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$6,464	$(18,478)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	$21,923	$34,691
	------------	------------
CASH AND CASH EQUIVALAENTS AT END OF THE PERIOD	$28,387	$16,213
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$5,958	$5,289
	=======	=======
Income taxes paid	$395	$244
	=======	=======

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

(2)     EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of the EPS calculations for three and nine months ended September 30, 2002 and 2001 are as follows (in thousands except per share data):

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002
	---------------------------------------			------------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	----------	----------	------------	-------------	--------	-------------
Net income per share, basic	$6,636	19,880	$0.33	$20,118	18,882	$1.07
			=======			========
Dilutive effect of common stock options		409			456
	----------	----------		-------------	--------
Net income per share, diluted	$6,636	20,289	$0.33	$20,118	19,338	$1.04
	======	======	=======	========	=====	========
	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001
	---------------------------------------			------------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	----------	----------	------------	-------------	--------	-------------
Net income per share, basic	$7,227	16,398	$0.44	$31,399	16,392	$1.92
			=======			========
Dilutive effect of common stock options		410			424
	----------	----------		-------------	--------
Net income per share, diluted	$7,227	16,808	$0.43	$31,399	16,816	$1.87
	======	======	=======	========	=====	========

(3)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 was adopted by the Company effective January 1, 2002. Under this statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company performed its impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and it was determined that goodwill was not impaired. At September 30, 2002, the Company's goodwill totaled $26.1 million. Amortization of goodwill during the nine months ended September 30, 2001 totaled $0.3 million.

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

(4)     COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	----------------------------		---------------------------
	2002	2001	2002	2001
	------------	----------	------------	-----------
	(In thousands)
Net income	$6,636	$7,227	$20,118	$31,399
Foreign currency translation adjustments, net of tax provision or benefits of $(519) and $(11,130) for 2002, $(2,251) and $1,293 for 2001, respectively	1,213	5,251	25,971	(3,017)
	--------------	----------	------------	-----------
Comprehensive income	$7,849	$12,478	$46,089	$28,382
	========	======	=======	======

     The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)     SEA TRUCK HOLDING ACQUISITION

     In June 2001, the Company acquired 100% of the outstanding shares of common stock of Sea Truck Holding AS, a privately held vessel operator in Sandnes, Norway. Sea Truck includes five offshore support vessels, including one that is subject to a purchase commitment from its current bareboat charterer under an installment sales agreement which matures at the end of March 2003. Accordingly, the Consolidated Balance Sheet as of September 30, 2002, reflects a Note Receivable of approximately $6.0 million.

     The consolidated financial statements included herein reflect the results of Sea Truck from June 21, 2001. The following unaudited pro forma results of operations for the nine months ended September 30, 2001, have been prepared assuming that the acquisition had occurred at the beginning of the period. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates, or of results which may occur in the future.

	Nine Months Ended
	September 30,
	------------------------------
	2002	2001
	-------------	-------------
	(In thousands, except per share data)

Revenues	$100,617	$90,472
Operating income	28,397	31,210
Income from continuing operations	20,118	33,592
Per share data:
Income from continuing operations (basic)	$1.07	$2.05
Income from continuing operations (diluted)	$1.04	$2.00

(6)     VESSEL ACQUISITIONS/DISPOSITIONS

     During 2000, the Company entered into an agreement with a Norwegian shipbuilder for the construction of a total of nine vessels. The total cost of this program is expected to be approximately $185 million. During April 2002, the Company signed a contract for the construction of an additional UT 755L vessel in Brazil. In August 2002, the Company was awarded a contract with Enterprise Oil do Brasil Ltda., a subsidiary of the Royal Dutch/Shell Group, for a multi-purpose Multi Function Support Vessel ("MFSV") for an initial term of five years. As a result, the Company replaced the UT 755L design with a UT 719-2 design vessel. The approximate cost of the vessel will be $24 million, increasing the new construction program to a total of ten vessels at an estimated cost of $209 million.

     On October 15, 2002, the Company took delivery of the fourth vessel of the newbuild program, the Highland Bugler. On October 18, 2002, the Company's Brazilian subsidiary, Gulf Marine do Brazil, Ltda., was granted a marine license as a direct result of the UT 719-2 newbuild construction contract. This license will allow the Company to provide a complete range of services to the Brazilian offshore market and enhance its marketing capability in Brazil. During the third quarter of 2002, progress payments totaling $3.4 million were made relating to the newbuild program. Additional funding for this newbuild program is anticipated to come from existing cash and future cash flows and, if required, by proceeds from the Company's credit facility. The vessel types and delivery dates, or expected delivery dates, are as follows:

Vessel	Name	Delivery Date
-------------------	----------------------------	-------------------------
UT 755L	Highland Fortress	July 17, 2001
UT 745	Highland Navigator	February 27, 2002
UT 745	North Mariner	February 28, 2002
UT 755	Highland Bugler	October 15, 2002
UT 722L	Highland Courage	Q4 2002
UT 755L	Highland Eagle	Q1 2003
UT 755	TBN	Q2 2003
UT 722L	Highland Valour	Q3 2003
UT 722L	TBN	Q4 2003
UT 719-2	TBN	Q3 2004

     Interest is capitalized in connection with the construction of vessels. During the three months ended September 30, 2002, $0.4 million was capitalized in connection with the construction of these vessels.

     During the third quarter of 2002 the Searunner, the Company's only crewboat based in Southeast Asia, was sold to a third party outside of the industry. A before tax gain of $0.2 million was recognized in the quarter net of all expenses of the sale.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company has entered into forward contracts to hedge the payments related to the construction of vessels in Norway denominated in Norwegian Kroner to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. As of September 30, 2002, an unrealized benefit of $19.6 million on the forward contracts, and an offsetting unrealized cost of $19.6 million on the underlying hedged transactions, was recorded as a liability and asset, respectively, in the consolidated financial statements.

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

(8)     CREDIT FACILITY

     On June 26, 2002, the Company finalized an agreement with a group of five banks for a new $100 million secured credit facility. The new facility replaces the $75 million facility that was set to expire in June 2003. The new facility will be available for acquisition of assets as well as for general corporate purposes, including the completion of the Company's newbuild program. Collateral provided to the lenders by the Company will determine the borrowing availability under the terms of the agreement. The facility will reduce by $4 million per quarter beginning September 30, 2004, with a final maturity of $44 million on March 31, 2008. As of September 30, 2002, none of the credit facility has been drawn.

(9)     STOCK SPLIT

     On June 28, 2002, the Company effected a two-for-one stock split of common stock in the form of a 100% stock dividend. As a result of the stock split, stockholders of record at the close of business of June 10, 2002 received one additional share of GulfMark Offshore, Inc. common stock for every one share owned. The unaudited quarterly information for the three and nine months ended September 30, 2001, reflect the split number of shares outstanding as if the split had occurred to arrive at the updated results conforming with the current year presentation.

(10)     REGISTRATION STATEMENT

     On March 18, 2002, the Company closed the sale of 3,000,000 shares of Common Stock at a price of $17.70 per share before the underwriters' discount of $0.93 per share (as adjusted for he June 28, 2002 stock split). On March 28, 2002, the Company closed the sale of an additional 450,000 split adjusted shares pursuant to the underwriters' over-allotment option. The Company used the proceeds of the offering partially for repayment of amounts borrowed under the then existing credit facility. Additional proceeds will be used for general corporate purposes. Net proceeds to the Company were $57.4 million after offering costs of $0.5 million.

(11)     TORM HERON

     In 1999, through a joint venture with another operator, the Company bareboat chartered the Torm Heron from Sanko Steamship Co., Ltd of Japan through May 2002. During 2001, the joint venture partner relinquished its participatory rights of management of the venture in anticipation of the dissolution of the venture in May 2002; thus giving the Company effective control of the venture. Accordingly, the activity of the joint venture is consolidated in the period ended September 30, 2002. The Company will continue to operate the vessel for an additional nineteen months to May 2004. The unaudited quarterly information for the three and nine months ended September 30, 2001, reflect the adjustments made to arrive at the updated results. The following table reconciles the reclassification that was made to reflect the changes in accounting treatment:

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001
	--------------------------------------------			----------------------------------------------
	As Reported	Torm Heron adjustments	As Updated	As Reported	Torm Heron adjustments	As Updated
	------------	----------------	-----------	------------	---------------	-------------
	(In thousands)
Revenues	$30,976	$1,856	$32,832	$76,041	$5,137	$81,178
Direct operating expenses	11,484	383	11,867	29,473	1,136	30,609
Bareboat charter expense	1,589	661	2,250	4,717	1,958	6,675
General and administrative expenses	2,075	-	2,075	5,377	-	5,377
Depreciation and amortization	4,203	-	4,203	10,794	-	10,794
	------------	----------------	-----------	------------	---------------	-------------
Operating income	11,625	812	12,437	25,680	2,043	27,723
Interest expense, net of interest income	(3,548)	-	(3,548)	(8,418)	-	(8,418)
Income from unconsolidated subsidiary	411	(411)	-	1,026	(1,026)	-
Minority interest	-	(401)	(401)	-	(1,017)	(1,017)
Other	(143)	-	(143)	(202)	-	(202)
	------------	----------------	-----------	------------	---------------	-------------
Income before income taxes	8,345	-	8,345	18,086	-	18,086
Income tax (provision) benefit	(1,118)	-	(1,118)	13,313	-	13,313
	------------	----------------	-----------	------------	---------------	-------------
Net income	7,227	$-	$7,227	$31,399	$-	$31,399
	=======	==========	======	=======	=========	========

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea with 36 vessels operating in the area. We also have 4 vessels operating in Brazil, 2 vessels in West Africa and 12 vessels in Southeast Asia. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 54 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 42 owned vessels, 4 bareboat chartered vessels, and 8 managed vessels.

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

     In addition to these variable costs, we incur fixed charges related to the depreciation of our fleet and costs for routine dry dock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classifications. Maintenance and repair expenses and marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for dry dock inspection and regulatory compliance are capitalized and amortized over 30 months, which approximates the period between drydockings.

     Under applicable maritime regulations, vessels must be dry docked twice in a five-year period for inspection and routine maintenance and repair. Should we undertake a large number of drydockings in a particular fiscal quarter, comparative results may be affected due to the loss of revenue incurred during the drydocking period. For the nine months ended September 30, 2002, we completed 16 drydockings compared to 14 for the same period in 2001. The total expenditures for drydocking made during the nine months ended September 30, 2002 were $5.7 million compared to $4.1 million during the same period in 2001.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	---------------------------------------		-------------------------------------
	2002	2001	2002	2001
	------------------	------------------	------------------	----------------
Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$11,492	$11,363	$10,790	$10,417
Southeast Asia Based Fleet	4,838	4,386	4,783	4,344
Brazil Based Fleet	9,834	9,541	10,177	9,466

Overall Utilization (a) (b):
North Sea Based Fleet	97.1%	98.7%	96.0%	96.6%
Southeast Asia Based Fleet	82.6%	89.5%	81.0%	86.7%
Brazil Based Fleet	99.1%	97.1%	96.2%	94.8%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	29.0	24.5	28.6	20.7
Southeast Asia Based Fleet	11.0	12.0	11.7	12.0
Brazil Based Fleet	3.0	3.0	3.0	3.0
	------------------	------------------	------------------	----------------
Total	43.0	39.5	43.3	35.7
	=========	=========	=========	========

----------------------------------------------
(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Sterling (GBP) and Norwegian Kroner (NOK)
       and have been converted to US Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.5507 and $1.4398 for the quarters ended
       September 30, 2002 and 2001, respectively and $1.4799 and $1.4399 for the nine months ended September 30,
       2002 and 2001, respectively. The average rates for NOK were 1 US$= NOK 7.5255 and NOK 8.9743 for the quarters ended September 30, 2002 and 2001, respectively and NOK 8.1573 and NOK 9.0075 for the nine months ended September 30, 2002 and 2001, respectively.

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

Comparison of the Three Months Ended September 30, 2002 with the Three Months Ended September 30, 2001.

     For the quarter ended September 30, 2002, net income was $6.6 million or $0.33 per share on revenues of $36.2 million. The net income during the same period in 2001 was $7.2 million or $0.43 per diluted share on revenues of $33.0 million.

     Revenues for our North Sea and Brazil regions during the third quarter of 2002 were higher than the same quarter of 2001. North Sea revenue increased by $3.6 million or 13.8% due mainly to increased capacity from fleet growth and higher average day rates, partially offset by lower utilization. The fleet growth resulted from the delivery of the second and third vessels in our newbuild program (the Highland Navigator and North Mariner) and the full effect in the 2002 quarter of the September 2001 acquisition of the Clywd Supporter and Sefton Supporter ("Clear Seas"). The average North Sea day rate increased from $11,363 in the third quarter of 2001 to $11,492 in the current year's third quarter, while utilization decreased from 98.7% in the third quarter of 2001 to 97.1% in the same 2002 quarter partially offsetting the increase in fleet size and day rates. The decrease in North Sea utilization was effected by mobilization of two vessels late in the quarter to relocate to other parts of the world and an increased number of dry dock days.

     Our Brazilian revenues increased $0.1 million as a result of both higher average dayrate in the third quarter of 2002 compared to the same period one year ago ($9,834 in 2002 vs. $9,541 in 2001) and increased utilization (99.1% in 2002 vs. 97.1% in 2001).

     Revenues for our Southeast Asia based fleet decreased by $0.3 million, mainly due to lower overall fleet utilization, partially offset by higher average day rates. Southeast Asia utilization rates decreased from 89.5% to 82.6% reflecting a lower level of activity in the region during the third quarter of 2002 and a decrease in available days as a result of the sale of the Searunner (see Note 6). The average day rates for Southeast Asia for the quarter ended September 30, 2002 were higher than the $4,386 for the same quarter in 2001.

     Operating income of $9.6 million in the third quarter of 2002 decreased $2.9 million from $12.4 million in the same quarter of 2001. The decrease reflected higher direct operating expenses and depreciation from fleet additions, increased costs related to North Sea labor rates and higher insurance and repair and maintenance expenses in all regions. Partially offsetting these increases were the net positive benefits of currency effects on revenue/operating costs caused by the stronger NOK and GBP during the third quarter of 2002.

     Interest expense decreased in the quarter ended September 30, 2002 compared to the prior year quarter primarily due to no borrowings outstanding under our line of credit during the 2002 quarter.

     Minority interest decreased $0.4 million due to the dissolution of the Torm Heron joint venture in May 2002 (see Note 11).

     The tax provision in the third quarter of 2002 was 11%, compared to a 13% tax provision in the same quarter of 2001. The decrease is mainly due to changes in the mix of revenues after the Clear Seas acquisition in August 2001 and delivery of the two newbuilds in the first quarter of 2002.

Comparison of the Nine Months Ended September 30, 2002 with the Nine Months Ended September 30, 2001.

     Revenues for the nine months ended September 30, 2002 were $100.6 million compared to $81.2 million in the same period in 2001. All our regions showed improvements in revenue. From 2001 to 2002, respectively, the North Sea increased from $62.1 million to $80.8 million, Southeast Asia increased from $11.9 million to $12.0 million, and Brazil increased from $7.2 million to $7.8 million. The significant increase in revenue is attributable to increases in fleet size coupled with day rate increases in all regions, partially offset by decreases in utilization in the North Sea and Southeast Asia regions. Net income increased $5.0 million or $0.14 per share from $15.2 million for the first nine months of 2001, excluding a second quarter $16.2 million deferred tax recapture associated with the reassessment of future taxes subsequent to adoption of the tonnage tax regime in the United Kingdom and Norway (see Note 7). After this recapture, net income for the nine months was $31.4 million or $1.87 per diluted share.

     Operating income increased $0.7 million from $27.7 million for the nine months ended September 30, 2001 to $28.4 million for the same 2002 period. This increase was primarily related to the revenue increases discussed above, offset by higher operating expenses and depreciation resulting from fleet increases, and higher general and administrative expenses due to the addition of the Norway office.

     Interest expense decreased by $0.3 million mainly due to decreased borrowings on our line of credit in 2002. Minority interest increased from a loss of $1.0 million in 2001 to income of $0.2 million in 2002 due to the dissolution of the joint venture. The $0.2 million gain on sale of assets relates to the sale of the Searunner. Other income of $1.8 million, a change of $2.0 million from 2001, is mainly attributable to a $1.5 million gain on foreign currency associated with debt denominated in GBP held by our Norwegian subsidiary, as the NOK strengthened in comparison to the GBP in the second quarter of 2002.

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

     During March 2002, we sold 1,725,000 shares of Common Stock at a price of $35.40 per share before the underwriters' discount of $1.86 per share. Net proceeds, after offering costs of $0.5 million, were $57.4 million. The proceeds of the offering were used for repayment of $43.6 million borrowed under the existing credit facility with the balance designated for general corporate purposes.

     We have an undrawn credit facility with five banks with available capacity of $100 million as of September 30, 2002. Collateral provided to the lenders by us will determine the borrowing availability under the terms of the agreement. The facility will reduce by $4 million per quarter beginning September 30, 2004, with a final maturity of $44 million on March 31, 2008. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our leverage ratio. We will be required to maintain specified interest coverage ratios, a maximum debt to capitalization ratio, and minimum net worth levels in order to utilize the facility.

     At September 30, 2002, we had total long-term debt of $153.7 million, consisting of approximately $129.8 million of Senior Notes, $18.0 million related to Norwegian vessels and $5.9 million of debt on certain U.K. vessels. Scheduled interest payments are expected to total $6.0 million for the remainder of 2002.

     Net working capital for the third quarter of 2002 was $50.1 million, including $28.4 million in cash and cash equivalents. Net cash provided by operating activities increased by $3.2 million to $27.5 million for the nine month period ended September 30, 2002. This increase was due to the increase in net income, partially offset by a decrease in accounts payable due to timing differences.

     Net cash used in investing activities was $50.9 million and $80.4 million for the nine months ended September 30, 2002 and 2001, respectively. The 2002 period includes $31.2 million associated with the delivery of the Highland Navigator and the North Mariner and $7.8 million related to progress payments under our newbuild program, including a deposit on the Brazilian newbuild (see Note 6). For the same 2001 period, $23.2 million in newbuild progress payments were made as well as a downpayment for the purchase of the Highland Patriot. In the nine months of 2002, 16 vessels were drydocked at a cost of $5.7 million compared to 14 vessels in the same period in 2001 for $4.1 million.

     During the nine months ended September 30, 2002, financing transactions included the drawdown of $18.8 million from the credit facility associated with the delivery of the two vessels in February 2002 as well as the repayment of $43.6 million of the credit facility from the $57.4 million net proceeds of the sale of Common Stock in March 2002. Additional repayments of $2.8 million were made on the Norwegian and U.K. debt assumed in the 2001 acquisitions.

     Expenditures related to the vessels under construction in Norway and Brazil (see Note 6) are expected to be approximately $39.8 million during the remainder of 2002, including the final payments for the newbuild UT755 Highland Bugler, delivered on October 18, 2002, and the newbuild UT722L Highland Courage, scheduled to be delivered in the fourth quarter, as well as a progress payment on the Brazilian newbuild. Drydocking expenditures subsequent to September 30, 2002 are expected to be approximately $0.7 million

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduces the cash required for taxes in each of these regions. In other regions, accelerated depreciation has minimized the cash requirements for income taxes.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended September 30, 2002, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended September 30, 2002, the average NOK/U.S. dollar exchange rate was 1 USD = NOK 7.53, while the average GBP/U.S. dollar exchange rate was 1 GBP = $1.551. The average exchange rates in the comparable 2001 period were 1 USD = 8.87 NOK and 1 GBP=$1.474. Our North Sea based fleet generated $29.7 million in revenues and $8.3 million in operating income for the three months ended September 30, 2002.

     Reflected in the accompanying balance sheet as of September 30, 2002, is a $1.3 million cumulative translation adjustment which fluctuated based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries. For the three months ended September 30, 2002, currency fluctuations in GBP and NOK accounted for a $1.2 million increase in stockholders' equity.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of September 30, 2002, the fair value of these notes, based on quoted market prices, was approximately $132.6 million compared to a carrying amount of $129.8 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of September 30, 2002, we have entered into commitments to purchase approximately NOK1,003 million in order to satisfy our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.23.

     Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.     CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Operating Officer, who is the Company's principal executive officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's management, including the President and Chief Operating Officer and the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective, in design and operation, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II   OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

     *3.1 - Certificate of Incorporation dated December 4, 1996.

     *3.2 - Certificate of Amendment of Certificate of Incorporation dated March 6, 1997.

     *3.3 - Certificate of Amendment of Certificate of Incorporation dated May 24, 2002.

      10.1 - Senior Secured $100 Million Multicurrency Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2002).

     *99.1 - Section 906 Certifications

*Filed herewith.

(b)  Reports on Form 8-K.

     On July 3, 2002, we furnished a report on Form 8-K announcing the finalized agreement for a new secured credit facility with a maximum availability of $100 million.

     On July 17, 2002, we furnished a report on Form 8-K announcing the date of our upcoming second quarter earnings release and investor conference call.

     On August 1, 2002, we furnished a report on Form 8-K announcing the release of the results of our operations for the quarter ended June 30, 2002.

     On August 8, 2002, we furnished a report on Form 8-K announcing a contract with Enterprise Oil do Brasil Ltda., for a newbuild multi-purpose Multi Function Support Vessel (MFSV) to work in the Campos Basin, Brazil for an initial term of five years.

     On October 11, 2002, we furnished a report announcing our reassessment of earnings expectations for the quarter ended September 30, 2002.

     On October 15, 2002, we furnished a report on Form 8-K announcing the date of our upcoming second quarter earnings release and investor conference call.

     On October 30, 2002, we furnished a report on Form 8-K announcing the release of the results of our operations for the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            GulfMark Offshore, Inc.
                                                                            (Registrant)

                                                                  By:     /s/ Edward A. Guthrie
                                                                            -------------------------------
                                                                            Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer

Date:   November 6, 2002

PRESIDENT CERTIFICATIONS

I, Bruce A. Streeter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GulfMark Offshore, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 3a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                  By:     /s/ Bruce A. Streeter
                                                                            -------------------------------                                                                            Bruce A. Streeter
                                                                            President and Chief Operating Officer

Date:   November 6, 2002

CFO CERTIFICATIONS

I, Edward A. Guthrie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GulfMark Offshore, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 3a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                  By:     /s/ Edward A. Guthrie
                                                                            -------------------------------                                                                            Edward A. Guthrie
                                                                            Executive Vice President -Finance
                                                                            and Chief Financial Officer

Date:   November 6, 2002

EXHIBIT INDEX

Exhibit No.

     *3.1 - Certificate of Incorporation dated December 4, 1996.

     *3.2 - Certificate of Amendment of Certificate of Incorporation dated March 6, 1997.

     *3.3 - Certificate of Amendment of Certificate of Incorporation dated May 24, 2002.

      10.1 - Senior Secured $100 Million Multicurrency Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2002).

     *99.1 - Section 906 Certifications

*Filed herewith.