Form 10-K
period 2002-12-31
GULFMARK OFFSHORE INC
filed 2003-03-28
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-22853

GulfMark Offshore, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0526032 (I.R.S. Employer Identification No.)

4400 Post Oak Parkway, Suite 1170 Houston, Texas (Address of principal executive offices)	77027 (Zip Code)

Registrant’s telephone number, including area code: (713) 963-9522
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information Statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 21, 2003: $169,106,043

     Number of shares of common stock outstanding as of March 21, 2003: 19,962,431.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III Items 10,11,12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Exhibit Index Located on Page 42.

PART I

ITEMS 1. and 2. Business and Properties

GENERAL BUSINESS

     GulfMark Offshore, Inc. is a Delaware corporation that provides offshore marine services primarily to companies involved in offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, with the balance in offshore Southeast Asia, Brazil and West Africa. Periodically, we will charter vessels into other regions to meet our customers’ requirements.

     Our principal executive offices are located at 4400 Post Oak Parkway, Suite 1170, Houston, Texas 77027-3414, and our telephone number at that address is (713) 963-9522.

THE COMPANY

Offshore Marine Services Industry Overview

     Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms (“Offshore Marine Services”). This industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies, equipment and personnel. Offshore Marine Service providers are employed by oil companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and offshore Brazil are each major markets that employ a significant number of vessels. Vessel usage is also significant in other international areas, including India, Australia, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. Historically, few of these competitors have participated in all five of these major markets. We operate our fleet of 56 offshore supply vessels in four of the five major markets: 38 in the North Sea, 12 in Southeast Asia, 4 in Brazil and 2 in West Africa.

     Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which, in turn, is influenced by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Recent concern in regard to military action in the Middle East has led to significant increases in the price of both oil and natural gas; however, because of the degree of uncertainty, most of our customers have yet to significantly expand their operations to take advantage of the high prices. Each of the major geographic offshore oil and gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict migration of vessels into that market and, to a lesser degree, high operating costs restrict migration out of the market. The effect of these restrictions on vessel migration is to segment various regions into separate markets.

Growth in Size of Vessel Fleet

     The size of our fleet has grown from 51 vessels on December 31, 2001, to 56 vessels on March 21, 2003, due primarily to our ongoing program of new construction. Four vessels were delivered in 2002, one was delivered on March 20, 2003 and one vessel was purchased in the open market. These acquisitions were partially offset by the sale of our only crewboat in July 2002. Our managed fleet remained constant at eight vessels. Our fleet expansion is expected to provide the opportunity for growth in future periods as an additional four vessels are scheduled for delivery over the upcoming 18 months. The following table summarizes the fleet growth since December 31, 2001:

		Bareboat
	Owned	Chartered	Managed	Total
	Vessels	Vessels	Vessels	Fleet

January 1, 2002	39	4	8	51
Newbuild Program	4	—	—	4
Vessel Acquisition	1	—	—	1
Vessel Sales	(1)	—	—	(1)
December 31, 2002	43	4	8	55

Newbuild Program	1	—	—	1
March 21, 2003	44	4	8	56

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

•	Platform Supply Vessels (“PSVs”) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150’ to 200’. Large PSVs (“LgPSVs”) range up to 275’ in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of service in construction support.

•	Anchor Handling, Towing and Supply Vessels (“AHTS”) are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower (“BHP”) are referred to as small AHTS vessels (“SmAHTS”), while AHTS vessels in excess of 10,000 BHP are referred to as large AHTS vessels (“LgAHTS”). The most powerful North Sea Class AHTS vessels have up to 25,000 BHP. From time to time, all of our AHTS vessels also function as PSVs.

•	Construction Support Vessels are vessels such as pipe-laying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. A large number of our LgPSVs also function as pipe carriers. Our North Sea fleet has the distinction of being the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

•	Standby Rescue Vessels (“Stby”) perform a safety patrol function for an area and are required for all manned locations in the United Kingdom sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid and shelter and, in some cases, also function as supply vessels.

•	Crewboats (“Crew”) transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100’ to 120’ in length and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130’ to 165’ in length and can be longer with greater cargo carrying capacities. They are used primarily to transport cargo on a time-sensitive basis. We do not currently operate any vessels in this category.

•	Specialty Vessels (“SpV”) generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading (“FPSOs”), diving operations, remotely operated vehicles (“ROVs”), survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions, and two managed vessels are currently chartered for specialty functions.

•	Utility Vessels are typically 90’ to 150’ in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. We do not operate any vessels in this category.

The North Sea Market

     We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major oil companies and state-owned oil companies), in large part because of the significant financial commitment required in this market. Recently however, there have been a number of independent operators who have begun to develop fields in the North Sea or who have made significant acquisitions from the major oil companies with plans to further develop these properties. Projects in the North Sea tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments, such as the Gulf of Mexico. Due to these factors, vessel demand in the North Sea has generally been steadier and less susceptible to abrupt swings than vessel demand in other regions.

     This market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the more volatile exploration segment of the market represents the primary demand for AHTS vessels. While supply vessels support the exploration segment, they also support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, since AHTS vessels are capable of performing in a supply role, with the recent reduction in exploration and production activities in the North Sea, many AHTS vessels have been available to compete in the supply vessel market and thus contributed to lower day rates in the last half of 2002.

     Our North Sea fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 30 owned and bareboat chartered vessels (22 PSVs, 3 AHTS vessels, and 5 SpV) and 8 managed vessels (4 PSVs, 1 AHTS vessels and 3 SpVs). Onshore bases in Aberdeen, Scotland and Liverpool, England support these vessels.

     During the period of 1995-1998, the North Sea market experienced consistently high vessel utilization rates and increasing day rates. Increased drilling rig requirements during 1995 and 1996 led to a shortage of high specification drilling rigs. A number of long-term drilling contracts were signed during that period and, as demand increased in other regions, orders for new drilling rigs were placed. Accelerated activity in construction and development projects added to the demand for supply vessel services and by 1997 vessel demand was very strong. The positive market dynamics continued into the first quarter of 1998. A drop in oil prices in the latter half of 1998 and into the first quarter of 1999 resulted in significant reductions in spending plans for 1999 and caused demand for vessel services in 1999 to fall well below that experienced in 1997 and 1998. A number of the large integrated oil companies were merged and the consolidation process in the industry had an adverse near-term effect on the market for support vessel services. This slowdown in demand occurred in a period when a number of vessels entered the marketplace well ahead of the drilling rigs they were built to support. Most of these vessels were ordered in 1997 and 1998 in response to increased construction in the drilling industry and were delivered by the end of 1999. The vessel deliveries aggravated an oversupply condition caused by the reduction in development activity but was mitigated somewhat by vessels utilized in fiber optic cable installation and maintenance activity. In the second quarter of 2000, in response to higher commodity pricing and some increase in drilling activity, this market began to improve. This was at first evidenced by increased utilization rates for offshore support vessels and was followed by an improvement in day rates. The steady recovery continued throughout the balance of the year, with demand outside of the North Sea accelerating price recovery as deepwater locations in international markets competed for the available vessels. These factors allowed day rates and utilization to escalate to levels similar to those experienced during the high point of 1998. At the end of 2000 and throughout 2001, rates continued to improve, and, during the latter half of 2001, were at or above those experienced in the previous peak period of 1998, despite lower oil and natural gas prices. Subsequent to the terrorist attacks on September 11, 2001, both oil and natural gas prices have remained significantly higher. However, over the last year, the uncertainty surrounding any impact that a war in the Middle East or future terrorist activity might have on the existing production and pricing and a change in the tax regime in the United Kingdom have not led to increases in activity levels which have in the past been associated with higher commodity prices.

     The supply of vessels to the region has also been a factor in determining vessel utilization and day rates. This is occasioned by newbuild vessels delivered to the market and the migration of vessels to other markets, either permanently or for temporary assignments. The demand for existing vessels outside of the North Sea and the expanded role for deepwater projects in worldwide locations has continued to lead to migrations of vessels to other operating areas. As 2002 was coming to a close, we mobilized three vessels from the North Sea to other operating areas. The Highland Legend went to Southeast Asia, the Highland Piper went to Brazil and the newly delivered Highland Bugler went to India. Additionally, in the next several months of 2003, the North Crusader will depart for Brazil as a front-runner for the vessel under construction in Brazil. As we begin 2003, the number of new deliveries of vessels into this market is diminishing as construction programs begun in the 2000-2001 period are completing and the level of new orders for vessels is reduced. This should help to re-establish a more favorable market in the months ahead as demand increases.

The Southeast Asia Market

     We define the Southeast Asia market as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam. The design requirements for vessels in this market are generally similar to the requirements of the shallow water Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand in this market and the technical requirements for vessels. We believe that a number of exploration and production projects planned or underway could increase the future demand for Offshore Marine Services in the Southeast Asia market. We currently have 12 vessels deployed in this market.

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

     Vessels in this market are typically smaller than those operating in areas such as the North Sea. Yet, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas where moderate weather conditions prevail have historically made up the bulk of the Southeast Asian fleet. In the middle part of the 1990s there was pressure (most notably from Malaysia) to upgrade offshore vessel capabilities by establishing limits on the age of vessels working in certain countries’ territorial waters and encouraging construction of new vessels designed to operate in this region. Demand for larger, newer and higher specification vessels is developing in the region where deepwater projects occur or where oil and gas companies employ larger fleets of vessels. This development led us to mobilize the Highland Legend from the North Sea to this market in late 2002 in anticipation of these factors.

     Changes in supply and demand dynamics have led at times, most recently during 1999, to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to Southeast Asia would involve a significant cash and opportunity cost. Historically, there has been minimal movement between these operating areas, however, due to softness in other markets, vessel movements into the Southeast Asia vessel market are becoming more of a factor in the supply/demand equation.

     Indonesia is the only member of OPEC in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Several large projects have now been identified that would exploit gas reserves. Indonesian-based operations utilize the largest number of service vessels in the region. Demand in Indonesia has seen a number of peaks and valleys during the past decade. In 1992, demand softened as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures with local authorities. This reversed somewhat in 1993 and 1994, as some agreements were reached. However, in 1995, the oil companies pressed for further modifications to their production royalty and tax structures and reduced their exploration budgets, resulting in lower-than-expected activity in 1995 and only marginal improvement in 1996 and 1997. The market improved in early 1998 as part of a general improvement throughout Southeast Asia but turned lower in 1999 as a result of an overall worldwide slowdown in exploration and development expenditures. During 2000, as markets in other regions rebounded, this market lagged behind with several brief upturns only to be followed by contractions back to the previously reduced levels. During 2001, activity levels improved and both day rates and utilization were consistently higher than at any time in the prior two years. Subsequent to the end of 2001, activity levels have remained relatively high and day rates have also continued to be steady. We currently have two vessels operating in Indonesia for a major oil and natural gas company, one of our U.S. built PSVs and the vessel mobilized from the North Sea in the last quarter of 2002.

The Brazilian Market

     Similar to the North Sea, the Brazilian market requires highly sophisticated vessels due to the harsh operating environment. We have experienced success in meeting the market requirements through owned, managed and bareboat chartered vessels and will look to our existing and newbuild fleet to meet the expanding demand for vessels in this important market.

     Over the last several years, the Brazilian government has opened up the petroleum industry to private investment. The early bid rounds resulted in extensive commitments by major international oil companies and consortiums of independents, which have explored and will continue to explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTS and PSV vessels in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. As this activity increases throughout 2002-2003 to meet the commitments of the oil companies to the Brazilian government, there will be a growing demand for offshore support vessels. In addition, Petróleo Brasiliero S.A. (“Petrobras”), the Brazilian national oil company, has announced expansion plans for the next several years which will create additional demand for offshore support vessels. We have been active in bidding on additional work with both Petrobras and the consortiums and believe we will be successful in the award of a contract for additional vessels in the region.

     The Seapower has been operating in Brazil since 1995 under a contract with Petrobras, which runs into October 2003. The Leopard Bay, an AHTS vessel built by Sanko Steamship Co. Ltd., (“Sanko”) and bareboat chartered by us through June 2003, has been contracted with Petrobras since November 1998. A third vessel, the Highland Scout has been contracted to Petrobras since January 2000 and is contracted into December 2004.

     Additionally, during 2002 we were awarded a contract with Enterprise Oil do Brasil Ltda., a subsidiary of the Royal Dutch/Shell Group, in support of its Brazilian program in the Campos Basin. The program is expected to last 8 years. The North Crusader will mobilize to Brazil in the second quarter of 2003 as a front-runner for the vessel we have under construction in Brazil that is scheduled for delivery in mid 2004.

The West African Market

     During January 2000, we mobilized a bareboat chartered vessel from the North Sea market to Equatorial Guinea under a two-year contract with a major international oil company which was subsequently extended into 2003. This marked our entry into this market and was viewed as an important step for us in meeting the growing demand for deepwater capable vessels in the emerging West African Offshore Marine Services market. In 2001, we mobilized one of our managed AHTS vessels to West Africa in support of a construction/cable installation program whereby we gained additional operating experience. The heightened level of offshore expenditures in the region has created an increase in the demand for vessels to support drilling operations in this region, as evidenced by the increase in vessel contracts awarded over the period 1999-2002. Further demand will be created for both AHTS vessels and PSVs as expenditures to further delineate and exploit the deepwater discoveries are initiated by the international oil companies. We therefore are of the belief that the market in this region has one of the highest potentials for attracting North Sea capable vessels, as the majority of bid tenders are for modern deepwater specification vessels. Bid activity has increased for projects in Nigeria, Angola and Equatorial Guinea over the last six months, but due to political events in the rest of the world, many projects have been delayed. We will look to our current fleet of vessels in addition to our newbuild vessels to meet the requirements of this market once projects are initiated.

New Vessel Construction Program

     During 2000, we committed to the construction of nine new North Sea class vessels with a Norwegian shipbuilder. This shipyard previously constructed several of our other newbuilds including the UT 755 design PSVs. The newbuild program includes six PSVs and three AHTSs with all vessels designed to be multi-functional in that they will be capable of supporting underwater remotely operated vehicle (“ROV”) operations as well as traditional offshore support operations. All of the vessels are being built to Rolls Royce/Ulstein specifications and include two UT 745, four UT 755 PSVs and three UT 722L AHTS vessels. Additionally, we have contracted with the shipyard’s Brazilian affiliate for the construction of a multi-purpose, Multi Function Support Vessel (“MFSV”), for an estimated cost of $24 million. As of December 31, 2002, total payments of $7.0 million had been made on this Brazilian newbuild. To date, five vessels have been delivered under this program. As of the end of 2002, we have spent $117.0 million, including $81.2 million in 2002. The construction cost for the Norwegian built vessels is based on a fixed price contract denominated in Norwegian Kroner. We have systematically entered into forward contracts to minimize our foreign currency exchange risk. The following table outlines the cost and contracted delivery schedule of the program:

Vessel	Vessel Type	Delivery Date	Cost (millions)

UT 755L (Highland Fortress)	PSV	July 12, 2001	$14.0
UT 745 (Highland Navigator)	PSV	February 27, 2002	18.8
UT 745 (North Mariner)	PSV	February 28, 2002	19.7
UT 755 (Highland Bugler)	PSV	October 15, 2002	12.5
UT 722L (Highland Courage)	AHTS	December 12, 2002	30.2
UT 755L (Highland Eagle)	PSV	March 20, 2003	15.0
UT 755 (Highland Monarch)	PSV	2nd Qtr 2003	13.0
UT 722L (Highland Valor)	AHTS	3rd Qtr 2003	31.0
UT 722L (Highland Endurance)	AHTS	4th Qtr 2003	31.0
UT 719-2 MFSV (TBN)	SpV	3rd Qtr 2004	24.0

Total Cost			$209.2

Our Fleet

     Our existing fleet as of March 21, 2003 includes 56 vessels. Of these vessels, 44 are owned by us, 4 are bareboat chartered from other owners and 8 are under management for other owners. Additionally, there are four remaining vessels to be delivered as part of our newbuild program in Norway and Brazil. Certain of these vessels may replace the four bareboat chartered vessels, all of which will be returned during the years 2003-2004.

		Type			Length	BHP	DWT
Fleet	Vessel	(a)	Flag	Delivery	(feet)	(b)	(c)

NORTH SEA BASED (d)
Owned	Highland Bugler	LgPSV	UK	2002	221	5,450	3,115
	Highland Champion	LgPSV	UK	1979	265	4,800	3,910
	Highland Drummer	LgPSV	UK	1997	221	5,450	3,115
	Highland Eagle	LgPSV	UK	2003	221	5,450	3,115
	Highland Fortress	LgPSV	UK	2001	236	5,450	3,200
	Highland Monarch (e)	LgPSV	TBD	2003	236	5,450	3,200
	Highland Navigator	LgPSV	UK	2002	275	9,600	4,320
	Highland Patriot	LgPSV	UK	1982	233	4,800	2,649
	Highland Pioneer	LgPSV	UK	1983	224	5,400	2,500
	Highland Pride	LgPSV	UK	1992	265	6,600	3,075
	Highland Rover	LgPSV	UK	1998	236	5,450	3,200
	Highland Star	LgPSV	UK	1991	265	6,600	3,075
	Highland Warrior	LgPSV	Bermuda	1981	265	5,300	4,049
	North Challenger	LgPSV	Norway	1997	221	5,450	3,115
	North Fortune	LgPSV	Norway	1983	264	6,120	3,366
	North Mariner	LgPSV	Norway	2002	275	9,600	4,320
	North Prince	LgPSV	UK	1978	259	6,000	2,717
	North Stream	LgPSV	Norway	1998	276	9,600	4,320
	North Traveller	LgPSV	Norway	1998	221	5,450	3,115
	North Truck	LgPSV	Norway	1983	265	6,120	3,370
	North Vanguard	LgPSV	Norway	1990	265	6,600	4,000
	Safe Truck	LgPSV	UK	1996	221	5,450	3,115
	Highland Courage	AHTS	UK	2002	260	16,320	2,000
	Highland Endurance (e)	AHTS	TBD	2003	260	16,320	2,000
	Highland Valor (e)	AHTS	TBD	2003	260	16,320	2,000
	North Crusader	AHTS	Norway	1984	236	12,000	2,064
	Clwyd Supporter	SpV	UK	1984	266	10,700	1,400
	Highland Spirit	SpV	UK	1998	202	6,000	1,800
	Highland Sprite	SpV	UK	1986	194	3,590	1,442
	Sefton Supporter	SpV	UK	1971	250	1,620	1,233
	St. Rognvald	SpV	UK	1970	340	6,000	3,810
	Zacharias	SpV	Norway	1979	266	4,600	2,477
Chartered	Mercury Bay	LgPSV	Bermuda	1998	221	5,450	3,115
	Monarch Bay	LgPSV	Bermuda	1998	221	5,450	3,115
	Torm Heron	AHTS	Bermuda	1999	241	15,000	2,900
SOUTHEAST ASIA BASED
Owned	Highland Guide	LgPSV	US	1999	218	4,640	2,800
	Highland Legend	PSV	UK	1986	194	3,590	1,442
	Seawhip	SmAHTS	Panama	1983	192	3,900	1,200
	Seawitch	SmAHTS	Panama	1983	192	3,900	1,200
	Sea Conquest	SmAHTS	Panama	1977	185	3,850	1,142
	Sea Diligent	SmAHTS	Panama	1981	192	4,610	1,219
	Sea Eagle	SmAHTS	Panama	1976	185	3,850	1,215
	Sea Endeavor	SmAHTS	Panama	1981	191	4,000	1,000
	Sea Explorer	SmAHTS	Panama	1981	192	5,750	1,420
	Sea Searcher	SmAHTS	Panama	1976	185	3,850	1,215
	Sem Courageous	SmAHTS	Malaysia	1981	191	4,000	1,000
	Sem Valiant	SmAHTS	Malaysia	1981	191	4,000	1,000
BRAZIL BASED
Owned	Highland Piper	LgPSV	UK	1996	221	5,450	3,115
	Highland Scout	LgPSV	US	1999	218	4,640	2,800
	Seapower	SpV	Panama	1974	222	7,040	1,205
	TBN UT719-2 MFSV (e)	SpV	Brazil	2004	215	7,000	1,850
Chartered	Leopard Bay	AHTS	Bermuda	1998	241	15,000	2,900

(a)	Legend:	LgPSV — Large platform supply vessel
PSV — Platform supply vessel
AHTS — Anchor handling, towing and supply vessel
SmAHTS — Small anchor handling, towing and supply vessel
SpV — Specialty vessel, including towing and oil spill response
(b)	Brake horsepower.

(c)	Deadweight tons.

(d)	The Zacharias was previously excluded, as the vessel was committed to be sold. During 2002, the sales transaction was suspended.

(e)	Vessel currently under construction in shipyard.

Note: Eight additional vessels are under management agreements for other owners.

Customers, Contract Terms and Competition

     Our principal customers are major integrated oil companies and large independent oil and natural gas exploration, production companies working in international markets, and foreign government owned or controlled oil companies, as well as companies that provide logistic, construction and other services to such oil companies and foreign government organizations. During 2002, under multiple contracts in the ordinary course of business, two customers accounted for more than 10% of total consolidated revenues: Aberdeen Services Company (“ASCO”) at 22.0% and Conoco Phillips at 10.9%. ASCO is a logistics coordinator primarily serving major international oil companies. Conoco Phillips is a major worldwide operator that we worked for in both the UK and Norway during 2002. The contracts are industry standard time charters involving several of our vessels for periods ranging from a few days or months to more than a year. The contracts are generally not cancelable except for unsatisfactory performance by the vessel. The loss of a major customer could have a material adverse effect on our financial condition and results of operations if a replacement is not obtained.

     Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Historically, term charters in the Offshore Marine Services industry have generally extended from six months to one year in length. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common, and we believe that term charters constitute the majority of the market. Term charters in Southeast Asia are currently somewhat less common than in the North Sea and generally are two years or shorter in length. In the developing Brazil and West Africa markets, term charters are relatively common due to the harsh operating conditions, the scarcity of quality equipment and the distance to larger markets. In addition, charters for vessels in support of floating production, FPSOs are typically “life of field” or “full production horizon charters”. Because of frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.

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

     Substantially all of our charters are fixed in British pounds, Norwegian Kroner and U.S. dollars. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency matching its operating expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Currency Fluctuations and Inflation.”

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

Fleet Availability

     A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract as of March 21, 2002 and 2003:

	As of March 21, 2002		As of March 21, 2003

	2002	2003	2003	2004
	Vessel Days	Vessel Days	Vessel Days	Vessel Days

North Sea Based Fleet	88%	56%	59%	47%
Southeast Asia Based Fleet	38%	5%	18%	3%
Brazil Based Fleet	80%	26%	54%	56%
Overall Fleet	74%	40%	47%	35%

Environmental and Government Regulation

     We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. We believe that we are in material compliance with all applicable laws and regulations. The International Maritime Organization recently made the regulations of the International Safety Management (“ISM”) Code mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications which became effective on July 1, 2002. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of environmental, health and safety laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

Operational Risks and Insurance

     Our operations are subject to various operating hazards and risks, including:

•	adverse sea and weather conditions;

•	mechanical failure;

•	navigation errors;

•	collision;

•	oil and hazardous substance spills, containment and clean up;

•	labor shortages and strikes;

•	damage to and loss of drilling rigs and production facilities; and

•	war, sabotage and terrorism risks.

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

     We maintain customary insurance coverage for casualty and liability risks. We have renewed our primary insurance program for the insurance year 2003-2004. As a result of the events of September 11, 2001, the cost to cover war risks on our vessels has increased and could substantially increase over prior years’ policies. We will evaluate the need to maintain this coverage as it applies to our fleet in the future. There is no assurance that our insurance coverage will be available, or affordable in the future, and if available whether it will be adequate to cover future claims that may arise.

Foreign Operations

     During the past five years, we derived substantially all of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as:

•	foreign currency exchange fluctuations or imposition of currency exchange controls;

•	legal and governmental regulatory requirements;

•	potential vessel seizure or nationalization of assets;

•	import-export quotas or other trade barriers;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	politically adverse tax consequences;

•	difficulties and costs of staffing and managing international operations; and

•	language and cultural differences.

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

Employees

     At December 31, 2002, we had 479 employees located in the United States, the United Kingdom, Norway, Southeast Asia and Brazil. Additionally, through our contract with a crewing agency, we participate in collective bargaining arrangements with 647 contract crew members working on our North Sea vessels under evergreen employment agreements with wages renegotiated annually in June. We have no other collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

Properties

     Our principal executive offices are located in Houston, Texas, with operations in Lafayette, Louisiana. For local support, we have offices and warehouse facilities in Singapore; Aberdeen, Scotland; Sandnes, Norway and Macae, Brazil. All facilities except one owned facility in Aberdeen, Scotland are under lease. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

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

Other Claims

     One vessel acquired as part of the 2001 Sea Truck acquisition, was committed to be sold to its charterer under an agreement which would result on the transfer of the vessel on April 1, 2003. In December 2002, the charterer defaulted under the provisions of the charter agreement which terminated the purchase obligation and has subsequently filed for bankruptcy protection. Although no litigation has been filed, we are in the process of determining what remedies may exist.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ National Market under the symbol “GMRK.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported:

     All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earnings per share amounts in the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K have been adjusted to retroactively reflect a two-for-one stock split effected in the form of a stock dividend to stockholders of record as of the close of business on June 30, 2002.

	2002		2001

	High	Low	High	Low

Quarter ended March 31	$20.17	$13.11	$17.50	$11.88
Quarter ended June 30	$24.63	$17.65	$20.00	$13.70
Quarter ended September 30	$21.75	$11.60	$17.00	$11.00
Quarter ended December 31	$17.90	$11.51	$15.23	$11.55

     For the quarter ended March 31, 2003 (through March 21, 2003), the range of low and high sales prices was $12.50 and $15.70, respectively. On March 21, 2003, the closing sale price of our common stock as reported by the NASDAQ National Market was $14.18 per share. As of March 21, 2003, there were 747 shareholders of record.

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

ITEM 6. Selected Consolidated Financial Data

     The Consolidated Financial Statements included herein, as well as the financial data presented in the table following, present the net assets and results of operations of Ercon and the common stock of Weatherford owned by our predecessor as discontinued operations for all periods presented. The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Earnings per share information in the following table has been adjusted for the effect of the June 30, 2002, stock split.

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share amounts)
Operating Data :
Revenues	$133,919	$114,063	$77,702	$72,258	$86,194
Direct operating expenses	58,007	43,403	34,060	34,127	30,881
Bareboat charter expense	9,287	8,931	6,661	7,089	3,221
General and administrative expenses	10,027	7,623	6,328	6,087	5,718
Depreciation and amortization	21,414	15,327	12,613	12,420	11,345

Operating income	35,184	38,779	18,040	12,535	35,029
Gain on sale of assets	181	—	3,651	—	2,930
Interest expense, net	(10,938)	(11,569)	(10,731)	(9,501)	(8,208)
Loss from unconsolidated venture	(312)	—	(214)	(865)	—
Minority interest	227)	(1,524)	—	—	—
Other income (expense), net	2,578	23	217	—	(146)
Income tax (provision) benefit	(2,959)	12,213	(3,056)	(308)	(8,816)

Net income	$23,961	$37,922	$7,907	$1,861	$20,789

Earnings per share from continuing operations (basic)	$1.25	$2.31	$0.48	$0.11	$1.29
Weighted average common shares (basic)	19,132	16,388	16,326	16,258	16,094
Earnings per share from continuing operations (diluted) (a)	$1.22	$2.26	$0.47	$0.11	$1.26
Weighted average common shares (diluted) (a)	19,566	16,806	16,652	16,542	16,510
Statement of Cash Flows Data:
Cash provided by operating activities	$41,239	$41,759	$14,349	$16,376	$32,471
Cash used in investing activities	(94,530)	(85,241)	(6,240)	(19,739)	(62,142)
Cash provided by financing activities	39,584	31,526	110	46	36,475
Effect of exchange rate changes on cash	1,192	(812)	(2,178)	(40)	(682)
Other Data:
EBITDA (b)	$56,598	$54,106	$30,653	$24,955	$46,374
Cash dividends per share	—	—	—	—	—
Total vessels in fleet (c)	55	51	47	51	38
Average number of owned or chartered vessels(d)	43.5	38.0	33.6	31.8	28.7

	Year Ended December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$9,408	$21,923	$34,691	$28,650	$32,007
Vessels and equipment, net	379,208	262,364	182,628	195,358	192,615
Total assets	486,547	352,051	263,914	270,582	271,369
Long-term debt (e)	165,233	180,669	130,097	130,128	130,136
Total stockholders’ equity	254,779	133,392	97,587	104,678	108,490

(a)	Earnings per share is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding.

(b)	As used herein, EBITDA is operating income plus depreciation and amortization. EBITDA is used by management as a supplemental financial measurement in the evaluation of our business and in establishing our capital budget and should not be considered as an alternative to net income, as an indicator of our operating performance, as an alternative to cash flows or as a measure of liquidity. Because EBITDA is not uniformly calculated among and across industry groups, this measure may not be comparable to similarly titled measures reported by other companies. EBITDA is presented here to provide additional information.

(c)	Includes managed vessels in addition to those that are owned and chartered. See page and 9 for further information concerning our fleet.

(d)	Includes owned and chartered vessels only. Adjusted for additions and dispositions occurring during each period. See page 9 for further information concerning our fleet.

(e)	Excludes current portion of long-term debt.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained herein. See also “Selected Consolidated Financial Data.” Discussions relating to our Common Stock reflect the effects of the June 20, 2002, two-for-one Common Stock split.

General

     Our operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which, in turn, is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. Currently, however, due to the high level of uncertainty surrounding the possibility of war in the Middle East, as well as other factors, the level of activity in the oil service sector has not reflected the increased price of oil and natural gas. This is contrary to historical precedents where oil and gas exploration and development activity increases when commodity prices are high and decreases when prices decline. It is our belief that once the uncertainty surrounding the Middle East is resolved, oil and gas companies will initiate new programs of exploration and production activities and/or begin programs that had been delayed pending the outcome of world political events. This will favorably impact the demand for marine support vessels not only in the European/Middle East region but also throughout the balance of the world as exploration and development activities escalate.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by us. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter hire expense instead of depreciation expense. Depreciation expense is generally less than bareboat charter expense. During 2003, three bareboat chartered vessels will be returned with the final vessel returned in 2004.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and certification. Should we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the year ended December 31, 2002, we completed the drydocking of 14 vessels at an aggregate cost of $6.2 million, versus 15 vessels at an aggregate cost of $4.9 million in 2001 and 11 vessels drydocked at an aggregate cost of $2.4 million in 2000.

     Over the last several years, we have been actively expanding our fleet through the construction of new vessels, acquisition of existing equipment from the resale market and by bareboat chartering vessels owned by others. We contracted with a Norwegian shipbuilder for the construction of nine North Sea class vessels for a total of approximately $185 million. During 2002, we contracted for an additional vessel to be built by the Brazilian affiliate of the Norwegian shipyard with projected delivery in mid 2004. Remaining projected cash outflows for 2003 are $82.3 million with an additional expenditure of $9.5 million in 2004 to complete the program.

Critical Accounting Policies and Estimates

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. We believe we have exercised proper judgment in determining these estimates based on the facts and circumstances available to management at the time the estimates were made.

Revenue Recognition

     Revenues from charters for offshore marine services are recognized as performed based on contractual charter rates. Currently, charter terms range from several days to as long as five years in duration. Management services revenue is recognized as performed in the period in which the services are provided.

Valuation Allowances

     Our valuation allowances, especially related to potential bad debts in accounts receivable, involve reviews of underlying details of these receivables, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We currently have not reflected a valuation allowance to reduce our deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made

Deferred Drydocking and Deferred Financing Costs

     Costs incurred in connection with drydocking are capitalized and amortized over 30 months, which approximates the period between required drydockings. Deferred financing costs are capitalized as incurred and are amortized over the expected term of the related debt.

Goodwill

     Goodwill primarily relates to the 1998 acquisition of Brovig Supply and the June 2001 acquisition of Sea Truck and has been allocated based on the estimated fair market value of net tangible assets acquired. The determination of impairment of all long-lived assets, including goodwill, is conducted as indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

Income Taxes

     A significant portion of our earnings originates in regions that provide for an alternative taxing structure created specifically for shipping companies. These alternative structures provide for tax at rates significantly lower than would apply if we were not a qualified shipping company. Should our organization change or should the laws that created the tax structure change, we would be required to provide for taxes at rates much higher than currently reflected in the financial statements.

Commitments and Contingencies

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, postretirement benefits, warranty claims and contract claims

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2002 and December 31, 2001.

     In spite of the weakness experienced in our two major markets of the North Sea and Southeast Asia, we were able to realize increases in revenue and total net income before the effect of the 2001 deferred tax recapture of $15.7 million. For the year ended December 31, 2002, we reported net income of $24.0 million, $1.22 per diluted share on revenues of $133.9 million compared to $22.2 million, or $1.32 per diluted share excluding the deferred tax recapture on revenues of $114.0 million for the preceding year.

     The weakness in exploration and development activities in 2002, despite higher oil and natural gas prices, did not follow historical patterns where expenditures increase with commodity prices and decline when commodity prices decrease. We believe this disconnect can be attributed to the general uncertainty surrounding the global instability caused by the terrorist attacks perpetrated on September 11, 2001 as well as concern about the effects of a prolonged war in the Middle East. In addition, tax regime changes in the United Kingdom have also had a dampening effect in the U.K. sector of the North Sea. These uncertainties, while pushing the prices of oil and natural gas to near record highs, did not translate into increased exploration activity, instead many programs were delayed or cancelled pending the resolution of the Middle East issues. This reticence to commit funds to programs by the oil and gas companies has resulted in a shorter term view of the market and caused term day rates for future work in the North Sea to decline. Although some term contracts have been available, we elected not to charter our vessels on long-term contracts at the prevailing rates as we believe the rates will escalate once the political issues are resolved. The result of this strategy was that in the third and fourth quarters our average utilization for the North Sea decreased when compared to the prior year and caused the overall utilization for the year to decrease slightly from the prior year.

     The increase in revenue was attributable primarily to the delivery of four new vessels during the year as well as the full year effect of vessels added to the fleet in 2001 from the June 2001 acquisition of Sea Truck Holdings, AS in Norway, the acquisition of two vessels operating in the Liverpool Bay and four newbuild vessels delivered over the course of 2001. These additions to capacity contributed more than $23.0 million in increased revenue offset by reductions in utilization in the North Sea and Southeast Asia. During 2002, dayrates, which are generally denominated in international currencies, experienced were lower than prior year; however, because of a weaker US dollar compared to these currencies, the total day rate effect on revenue was very minor. Operating expenses increased $14.6 million in 2002. This increase was due primarily to the increased number of vessels in the fleet as well as higher costs due to stronger currencies in the operating regions compared to the reporting currency. General and administrative expenses increased $2.4 million in 2002 primarily due to the full year effect of the addition of the Norwegian operating base acquired in the Sea Truck acquisition as well as higher costs due to the expanded fleet and an expanded presence in Brazil. Depreciation expense also increased in 2002 by $6.1 million when compared to 2001 as a result of the fleet increases and the currency effect. Net interest expense reflected a decrease of $0.6 million the repayment of borrowings under the credit facility with proceeds from our March 2002 sale of stock and lower interest rates on portions of our outstanding debt. Minority interest in 2002 reflected a benefit of $0.2 million related to losses on a joint venture vessel in 2002 before the July dissolution of the venture. Additionally, we reported a favorable variance in the other category related to the strengthening of the Norwegian Kroner versus our Sterling denominated debt in our Norwegian subsidiary. The following table summarizes average day rates, overall utilization and average vessels owned or chartered for the comparable periods:

	Year ended December 31,

			Increase
	2002	2001	(Decrease)

Average Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$10,839	$10,932	$(93)
Southeast Asia Based Fleet	4,744	4,353	391
Brazil Based Fleet	10,229	9,576	653
Overall Utilization (a) (b):
North Sea Based Fleet (c)	94.2%	96.9%	(2.7)%
Southeast Asia Based Fleet	82.4%	86.4%	(4.0)%
Brazil Based Fleet	94.8%	93.7%	1.1%
Average Owned or Chartered Vessels (a) (d):
North Sea Based Fleet	28.6	23.0	5.6
Southeast Asia Based Fleet	11.7	12.0	(0.3)
Brazil Based Fleet	3.2	3.0	0.2

Total	43.5	38.0	5.5

(a)	Includes all owned or bareboat chartered vessels as well as the joint venture bareboat chartered vessel. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2002, and 2001 were £ = $1.50 and £ = $1.44, respectively. The North Sea Based Fleet includes the Monarch Bay which is working in West Africa.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Fiscal Years Ended December 31, 2001 and December 31, 2000.

     Our results for 2001 followed the general pattern of the principal markets in which we operate. Although the U.S. market for Marine Offshore Services fell off during the second half of 2001, we have no presence in the this market. However, our international markets remained quite strong with both the North Sea and Southeast Asia regions demonstrating much higher utilization when compared to 2000. This activity level was reflected in day rate increases in both the term and spot markets in the North Sea as well as term rate increases in Southeast Asia. Because of the strong term market, we fixed a number of our North Sea vessels on multi-year contracts with options for extensions beyond the primary term and had a number of options for contract extensions declared by charterers under existing agreements. This has in turn produced the highest level of forward contract cover in our history.

     For the year ended December 31, 2001, we reported net income of $37.9 million, $2.26 per diluted share. Our 2001 results include the pre-2001 deferred tax recapture of $15.7 million, or $0.93 per share (diluted) recognized in the second quarter of 2001 for adoption of the tonnage tax regime in the U.K. and Norway. Excluding the recapture, net income was $22.2 million, or $1.32 per share (diluted), on revenues of $114.1 million compared to $7.9 million, or $0.47 per share (diluted) on revenues of $77.7 million for the preceding year.

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

	Year ended December 31,

			Increase
	2001	2000	(Decrease)

Average Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$10,932	$9,101	$1,831
Southeast Asia Based Fleet	4,353	4,039	314
Brazil Based Fleet	9,576	8,382	1,194
Overall Utilization (a) (b):
North Sea Based Fleet (c)	96.9%	92.8%	4.1%
Southeast Asia Based Fleet	86.4%	67.2%	19.2%
Brazil Based Fleet	93.7%	95.9%	(2.2)%
Average Owned or Chartered Vessels (a) (d):
North Sea Based Fleet	23.0	18.6	4.4
Southeast Asia Based Fleet	12.0	12.0	—
Brazil Based Fleet	3.0	3.0	—

Total	38.0	33.6	4.4

(a)	Includes all owned or bareboat chartered vessels as well as the joint venture bareboat chartered vessel. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2001, and 2000 were £ = $1.44 and £ = $1.52, respectively. The North Sea Based Fleet includes the Monarch Bay which is working in West Africa.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

Liquidity and Capital Resources

     Our ongoing liquidity requirements arise primarily from our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. As of March 21, 2003, we have four new vessels under construction. Historically, bank financing and internally generated funds have provided funding for these activities. During 2002, we restructured our credit facility and replaced it with a new $100 million credit facility (the “New Credit Facility”). Estimated cash flow from operations, cash balances on hand and the New Credit Facility should be adequate to meet the requirements of the newbuild program and routine capital expenditures for drydocking and enhancements to our existing fleet.

     The New Credit Facility is with a syndicate of five banks and is secured by certain assets. The maximum commitment amount is limited to $100 million depending on the value of the assets included in the borrowing base. Interest on outstanding balances accrues at LIBOR plus a margin ranging from 1.2% to 1.5% depending on our ratio of funded debt to total capitalization (“Leverage Ratio”). The margin as of December 31, 2002 was 1.2%. The New Credit Facility will begin quarterly reductions in availability of $4 million in September 2004 with a final reduction of $44 million in March 2008. The New Credit Facility will also require us not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. At December 31, 2002, a total of $12.0 million was drawn under the New Credit Facility. In conjunction with the delivery of the Highland Eagle on March 20, 2003, we increased the outstanding portion of the credit facility to $19.0 million.

     In March 2002, we raised $57.4 million through the public sale of 3,450,000 shares of common stock. The proceeds were used to repay the outstanding portion of the credit facility as well as to fund subsequent deliveries of newly built vessels.

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

     We also have two credit facilities relating to each of our 2002 acquisitions of Sea Truck and Clear Seas. The Sea Truck debt, consisting of three tranches, each secured by a vessel, totaled $21.3 million as of December 31, 2002. This debt amortizes in various quarterly amounts until maturity in 2008. The debt related to the acquisition from Clear Seas totaled $7.4 million and is secured by two vessels. This debt amortizes quarterly until its maturity in 2006.

Current Year Cash Flow

     As of December 31, 2002, we had cash on hand of $9.4 million. Cash flows from operations for the year ended December 31, 2002, were $40.3 million compared to $41.8 million in the previous year. The change in operating cash flow reflected stable net income after excluding the non-cash tax adjustment in 2001 offset by timing differences of working capital accounts.

     Cash flows used for investing activities for the years ended December 31, 2002 and 2001 were $93.6 million and $85.2 million, respectively. Our capital expenditures in 2002 included $88.1 million related to vessel and other fixed assets. The number of vessels required to be drydocked also impacts investing activities as vessels must be drydocked every two to three years to meet regulatory requirements. In 2002, there were 14 vessels drydocked at an aggregate cost of $6.2 million compared to 15 vessels drydocked in 2001 at an aggregate cost of $4.9 million. We have budgeted approximately $6.9 million to drydock 18 vessels in 2003.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regime in lieu of income taxes in both the U. K. and Norway substantially reduces the cash required for taxes in each of these regions. We have estimated that based on the number of vessels working wholly within their respective tonnage tax regions, our overall effective tax rate for 2003 will be approximately 12%.

Debt and Other Contractual Obligations

     The following table summarizes our contractual obligations at December 31, 2002 and the effect these obligations are expected to have on liquidity and cash flows in future periods (In millions).

	2003	2004	2005	2006	2007	Thereafter

Repayment of Long-Term Debt	$5.3	$4.9	$5.0	$4.5	$3.0	$148.0
Newbuild Program Commitments	82.3	9.5	—	—	—	—
Bareboat Charter Commitments	6.9	1.2	—	—	—	—
Non-Cancelable operating leases	0.3	0.2	0.1	0.1	—	—

Total	$94.8	$15.8	$5.1	$4.6	$3.0	$148.0

     We believe that our current cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Other Commitments

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $8.6 million at December 31, 2002. All of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

Currency Fluctuations and Inflation

     Contracts for vessels in the North Sea fleet are primarily denominated in British pounds. Operating costs for these vessels are generally in either British pounds or Norwegian Kroner. The North Sea fleet generated 79.6% of our total consolidated revenue for the year ended December 31, 2002. In 2002, the British pound/U.S. dollar exchange rate ranged from a high of £ = U.S. $1.61 to a low of £ = U.S. $1.41 with an average of £ = U.S. $1.50 for the year. As of March 21, 2003, the exchange rate was £ = U.S. $1.56.

     Our outstanding debt includes $142.0 million denominated in U.S. dollar with the balance denominated in British pounds. A substantial portion of our revenue is generated in British pounds. We have evaluated these conditions and have determined that it is in our interest not to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

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

     We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results. At December 31, 2002, we had several contracts to hedge specific obligations to make payments in Norwegian Kroner related to our current construction program effectively fixing our purchase price in U.S. dollars. Based on the exchange rate on December 31, 2002, the unrealized gain from the hedge contracts totaled approximately $22.0 million. Upon delivery of the vessels, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessels.

     Reflected in the accompanying balance sheet at December 31, 2002, is a $15.3 million cumulative translation adjustment primarily relating to the higher British pounds and Norwegian Kroner exchange rate as of December 31, 2002 in comparison to the exchange rate when we invested capital in our subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated inter-company loans.

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

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We adopted the statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The effect of eliminating goodwill amortization would have increased 2001 net income, before income taxes, by $0.5 million or $0.03 per share (diluted). Other intangible assets will continue to be amortized over their useful lives. In 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets and have determined that there was no impairment.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have a significant effect on our consolidated results of operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations or financial position.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the Notes, which are due June 1, 2008. They have a stated interest rate of 8.75% and an effective interest rate of 8.8%. At December 31, 2002, the fair value of these notes, based on quoted market prices, was approximately $132.6 million, as compared to a carrying amount of $129.8 million.

Exchange Rate Sensitivity

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of GulfMark Offshore, Inc and subsidiaries:

We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulfmark Offshore, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill.

Ernst & Young LLP

Houston, Texas
February 25, 2003

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,408	$21,923
Accounts receivable, net	32,071	29,225
Prepaids and other	4,814	2,072

Total current assets	46,293	53,220

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $80,313,000 in 2002 and $56,182,000 in 2001	353,719	238,575
CONSTRUCTION IN PROGRESS	25,489	23,789
INVESTMENT IN UNCONSOLIDATED VENTURE	117	—
GOODWILL	27,774	22,116
FAIR VALUE HEDGE (See Note 1)	21,983	265
LONG-TERM NOTE RECEIVABLE AND OTHER	11,172	14,086

	$486,547	$352,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,298	$4,360
Accounts payable	12,844	10,046
Accrued personnel costs	5,513	1,574
Accrued interest expense	1,232	1,312
Other accrued liabilities	1,047	4,666

Total current liabilities	25,934	21,958

LONG-TERM DEBT	165,233	180,669
DEFERRED TAX LIABILITIES	17,774	13,697
UNREALIZED GAIN ON FAIR VALUE HEDGE (See Note 1)	21,983	265
OTHER LIABILITIES	844	942
MINORITY INTEREST	—	1,128
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 15,000,000 shares authorized; 19,911,289 and 16,398,274 shares issued and outstanding, respectively	199	82
Additional paid-in capital	120,569	63,239
Treasury stock	(543)	(228)
Deferred compensation expense	543	228
Retained earnings	118,711	94,750
Cumulative translation adjustment	15,300	(24,679)

Total stockholders’ equity	254,779	133,392

	$486,547	$352,051

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
REVENUES	$133,919	$114,063	$77,702

COST AND EXPENSES:
Direct operating expenses	58,007	43,403	34,060
Bareboat charter expense	9,287	8,931	6,661
General and administrative expenses	10,027	7,623	6,328
Depreciation and amortization	21,414	15,327	12,613

	98,735	75,284	59,662

OPERATING INCOME	35,184	38,779	18,040

OTHER INCOME (EXPENSES):
Interest expense	(12,149)	(12,590)	(12,239)
Interest income	1,211	1,021	1,508
Loss from unconsolidated venture	(312)	—	(214)
Minority interest	227	(1,524)	—
Gain on sale of assets	181	—	3,651
Other	2,578	23	217

	(8,264)	(13,070)	(7,077)

INCOME BEFORE INCOME TAXES	26,920	25,709	10,963
INCOME TAX (PROVISION) BENEFIT	(2,959)	12,213	(3,056)

NET INCOME	$23,961	$37,922	$7,907

EARNINGS PER SHARE:
Basic	$1.25	$2.31	$0.48

Diluted	$1.22	$2.26	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19,132	16,388	16,326

Diluted	19,566	16,806	16,652

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2002

	Common				Treasury Stock			Total
	Stock at	Additional		Cumulative			Deferred	Stock-
	$0.01 Par	Paid-In	Retained	Translation		Share	Compen-	holders'
	Value	Capital	Earnings	Adjustment	Shares	Value	sation	Equity

	(In thousands)
Balance at December 31, 1999	$81	$62,913	$48,921	$(7,237)	—	$—	$—	$104,678
Net income	—	—	7,907	—	—	—	—	7,907
Issuance of common stock	1	150	—	—	—	—	—	151
Translation adjustment	—	—	—	(15,149)	—	—	—	(15,149)

Balance at December 31, 2000	82	63,063	56,828	(22,386)	—	—	—	97,587
Net income	—	—	37,922	—	—	—	—	37,922
Issuance of common stock	—	176	—	—	—	—	—	176
Deferred compensation plan	—	—	—	—	(7)	(228)	228	—
Translation adjustment	—	—	—	(2,293)	—	—	—	(2,293)

Balance at December 31, 2001	82	63,239	94,750	(24,679)	(7)	(228)	228	$133,392
Net income	—	—	23,961	—	—	—	—	23,961
Issuance of common stock	17	57,430	—	—	—	—	—	57,447
Common Stock Split	100	(100)	—	—	(7)	—	—	—
Deferred compensation plan	—	—	—	—	(22)	(315)	315	—
Translation adjustment	—	—	—	39,979	—	—	—	39,979

Balance at December 31, 2002	$199	$120,569	$118,711	$15,300	(36)	$(543)	$543	$254,779

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net income	$23,961	$37,922	$7,907
Comprehensive income (loss):
Foreign currency income (loss), net of tax provision (benefit) of $3,476, $(199), and $(6,492)	39,979	(2,293)	(15,149)

Total comprehensive income (loss)	$63,940	$35,629	$(7,242)

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,961	$37,922	$7,907
Adjustments to reconcile income from operations to net cash provided by operations -
Depreciation of vessels and equipment	17,695	12,377	10,301
Amortization of drydock and inspection costs	3,719	2,950	2,312
Amortization of deferred financing costs	930	579	570
Deferred and other income tax provision	2,028	(12,650)	2,983
Gain on sale of equipment	(181)	—	(3,651)
Minority interest	(227)	1,128	—
Change in operating assets and liabilities -
Accounts receivable	(309)	(3,113)	(3,629)
Prepaids and other	(2,976)	(732)	(370)
Accounts payable	(216)	3,744	(1,485)
Other accrued liabilities	(1,488)	(1,144)	(546)
Other, net	(1,697)	698	(43)

Net cash provided by operating activities	41,239	41,759	14,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessels and equipment	(88,075)	(45,691)	(12,330)
Investment in Sea Truck Holding AS, net of cash acquired	—	(34,672)	—
Expenditures for drydocking and main engine overhaul	(6,231)	(4,878)	(2,360)
Acquisition of minority interest	(901)	—	—
Proceeds from disposition of equipment	677	—	8,450

Net cash used in investing activities	(94,530)	(85,241)	(6,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of direct financing costs	30,750	38,523	—
Repayments of debt	(48,613)	(7,173)	(41)
Proceeds from issuance of stock	57,447	176	151

Net cash provided by financing activities	39,584	31,526	110
Effect of exchange rate changes on cash	1,192	(812)	(2,178)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,515)	(12,768)	6,041
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,923	34,691	28,650

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,408	$21,923	$34,691

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$11,582	$11,029	$11,275

Income taxes paid (refunded), net	$931	$437	$(147)

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include estimates for allowance for accounts receivable, income taxes, valuation of goodwill and other commitments and contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents

     U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows.

Vessels and Equipment

     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In 2002, 2001, and 2000, interest of $1.7 million, $1.5 million, and $0.1 million was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in the consolidated statements of income for 2002, 2001, and 2000 are $5.3 million, $4.0 million, and $3.3 million, respectively, for costs for maintenance and repairs.

Investments

     In October 2002 the Company entered into a joint venture with a group of parties to operate the ferry St. Rognvald for a period of five years. The Company records its 26% interest in the joint venture using the equity method of accounting.

     In 1999 the Company entered into a joint venture with another operator which has bareboat chartered the Torm Heron from Sanko Steamship Co., Ltd of Japan through May 2002. During 2001, the joint venture partner relinquished its participatory rights of management of the venture in anticipation of the dissolution of the venture in May 2002; thus giving the Company effective control of the venture. Accordingly, the activity of the joint venture is consolidated in the period ended December 31, 2001. The Company will continue to operate the vessel to June 2004.

Goodwill

     Goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the June 2001 acquisition of Sea Truck Holding AS (“Sea Truck”). Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, the Company ceased amortizing

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach. Management performed the required impairment testing and determined that there was no impairment of goodwill.

Fair Value of Financial Instruments

     The Company’s financial instruments consist primarily of long-term debt and fair value hedges associated with its Norwegian new build program. In conjunction with the Norwegian construction of vessels, the Company has entered into forward contracts to hedge the scheduled progress payments from Norwegian Kroner to US dollars in order to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in f air value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there is no net impact on the income statement. As of December 31, 2002, an unrealized gain of $22.0 million is reflected in the consolidated balance sheets as Fair Value Hedge and Unrealized Gain on Fair Value Hedge. Other than this hedge and the Senior Notes described in Note 5, the carrying value of other financial instruments approximates its fair value due to the short term to maturity or the variable nature of the interest rates.

Long-Term Note Receivable and Other Assets

     Other assets consist primarily of deferred drydocking costs and deferred financing costs. Costs incurred in connection with drydocking are capitalized and amortized over 30 months, which approximates the period between required drydockings. Deferred financing costs are amortized over the expected term of the related debt. Additionally, as more fully discussed in Note 3, at December 31, 2001, $5.2 million was included related to a vessel committed to be sold in 2003.

Revenue Recognition

     Revenues from charters for offshore marine services are recognized as performed based on contractual charter rates and where collectibility is reasonably assured. Currently, charter terms range from several days to as long as five years in duration. Management services revenue is recognized in the period in which the services are performed.

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

Foreign Currency Translation

     Assets and liabilities of the Company’s foreign affiliates, other than those located in highly inflationary countries, are translated at year-end exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of stockholders’ equity, except for those associated with highly inflationary countries, which are reported directly in the consolidated statements of income. Transaction gains and losses are reported directly in the consolidated statements of income. During the years ended December 31, 2002, 2001 and 2000, the Company reflected net transaction gains (losses) in the amount of $2.3 million, ($0.3 million) and $0.2 million, respectively.

Concentration of Credit Risk

     The Company extends credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. The Company’s policy is to manage its exposure to credit risk through credit

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approvals and limits. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 2002 and 2001, the Company’s allowance for doubtful accounts was $53,000.

Earnings Per Share

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. References to the number of shares of Common Stock and earnings per share amounts in the table below have been adjusted to retroactively reflect the June 30, 2002, two-for-one common stock split. For the years ended December 31, 2002, 2001 and 2000, options to purchase 297,000, 290,000 and 90,000 shares at prices ranging from $16.27 to $21.25 were excluded from the calculation as the results would be antidilutive. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands except per share data):

	Year ended December 31, 2002

			Per Share
	Income	Shares	Amount

Income from continuing operations per share, basic	$23,961	19,132	$1.25

Dilutive effect of common stock options	—	434

Income from continuing operations per share, diluted	$23,961	19,566	$1.22

	Year ended December 31, 2001

			Per Share
	Income	Shares	Amount

Income from continuing operations per share, basic	$37,922	16,388	$2.31

Dilutive effect of common stock options	—	418

Income from continuing operations per share, diluted	$37,922	16,806	$2.26

	Year ended December 31, 2000

			Per Share
	Income	Shares	Amount

Income from continuing operations per share, basic	$7,907	16,326	$0.48

Dilutive effect of common stock options	—	326

Income from continuing operations per share, diluted	$7,907	16,652	$0.47

Impairment of Long-Lived Assets

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. With the adoption of SFAS No. 44, the Company did not record any impairment writedowns of its long-lived assets.

Recent Accounting Pronouncements

     In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its results of operations or financial position.

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 enhances the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also requires, on a prospective basis, beginning after January 1, 2003, that guarantors recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has considered the relevant Guarantees contemplated by this interpretation and determined that no additional disclosures are required.

Reclassifications

     Certain reclassifications of previously reported information have been made to conform to current year presentation.

(2) VESSEL ACQUISITIONS

     From its inception, the Company has been active in expanding its fleet through the purchase of existing vessels as well as new construction. During 2002, the Company owned fleet grew by four vessels. The Company took delivery of four vessels as part of the nine-vessel Norwegian newbuild program which began in 2000 (Highland Navigator, North Mariner, Highland Bugler and Highland Courage), acquired one vessel on the open market (St Rognvald) and sold one crewboat (Searunner), during 2002. The total cost of this program is expected to be approximately $185 million. As of December 31, 2002, payments totaling $110.0 million had been made. Additionally, during 2002, the Company committed to an additional vessel to be constructed in Brazil. The vessel, a Multi Function Support Vessel (“MFSV”), was designed to meet the specifications required for a contract with Enterprise Oil do Brasil Ltda., a subsidiary of the Royal Dutch/Shell Group and their 8 year program in the Campos Basin. This vessel is being built by a Brazilian affiliate of the Norwegian yard currently building the nine vessel newbuild program. The estimated construction cost is based in US dollars totaling approximately $24 million. As of December 31, 2002, total payments of $7.0 million had been made on this newbuild. Funding for these programs is anticipated to come from existing cash and future cash flows supplemented by proceeds from the Company’s credit facility. The following table illustrates the delivery timeline of the newbuild program.

Vessel	Delivery Date

UT 755L (Highland Fortress)	July 2001
UT 745 (North Mariner)	February 2002
UT 745 (Highland Navigator)	February 2002
UT 755 (Highland Bugler)	October 2002
UT 722L (Highland Courage)	December 2002
UT 755L (Highland Eagle)	March 2003
UT 755 (Highland Monarch)	Q2 2003
UT 722L (Highland Valor)	Q3 2003
UT 722L (Highland Endurance)	Q4 2003
TBN UT 719-2	Q3 2004

(3) SEA TRUCK HOLDING ACQUISITION

     In June 2001, the Company acquired 100% of the outstanding shares of common stock in Sea Truck, a privately held vessel operator in Sandnes, Norway. Total consideration paid was approximately $61.8 million including the assumption of $23.2 million of assumed debt. Approximately $18.4 million of the $38.6 million cash portion of the purchase price was funded from the Company’s credit facility with the balance funded by cash on hand. Sea Truck owned five offshore support vessels, including one that was subject to a purchase commitment from its existing bareboat charterer under an installment sales agreement set to mature in April 2003. Accordingly, the Consolidated Balance Sheet as of December 31, 2001, reflects a receivable of approximately $6.5 million of which $5.2 million is included in Long-term Note Receivable and Other. Subsequently, on December 1, 2002, the

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charterer filed for bankruptcy and defaulted under the charter agreement. As a result, the pending sale has been terminated. On the December 31, 2002 Consolidated Balance Sheet, the vessel has been reclassified and is reflected in Vessels and Equipment.

     The acquisition has been accounted for as a purchase and as such, the purchase price has been allocated to the assets and liabilities of Sea Truck based on their estimated fair market values on June 21, 2001. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill ($6.7 million).

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

	Year Ended December 31,
	(In thousands, except per
	share amounts)

	2001	2000

Revenues	$123,358	$96,026
Operating income	42,268	22,256
Net income	40,115	7,109
Per share data:
Net income (basic)	$2.45	$0.44
Net income (diluted)	2.39	0.43

(4) GOODWILL

     The following is a rollforward of the Company’s intangible asset and goodwill accounts:

Goodwill

Balance, December 31, 1999	$18,062
Amortization expense	(394)
Impact of foreign currency translation	(1,522)

Balance, December 31, 2000	16,146
Additions through acquisitions	6,732
Amortization expense	(469)
Impact of foreign currency translation	(293)

Balance, December 31, 2001	22,116
Impact of foreign currency translation	5,658

Balance, December 31, 2002	$27,774

     The following table reflects the impact on net income of the change in accounting for intangible assets, required by SFAS No. 142:

	Year Ended December 31,

	2001	2000

	(dollars in thousands, except per share amounts)
Net income	$37,922	$7,907
Goodwill amortization expense, net of tax	432	284

Pro forma net income	$38,354	$8,191

Pro forma earnings per share:
Basic	$2.34	$0.50
Diluted	$2.28	$0.49

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) LONG-TERM DEBT

     The Company’s long-term debt at December 31, 2002 and 2001, consisted of the following:

	2002	2001

	(In thousands)
8.75% Senior Notes due 2008, interest payable semi-annually	$130,000	$130,000
Revolving Bank Credit Facility; secured by certain vessels, maturing in 2008, interest rate of LIBOR plus 1.2% to 1.5% (weighted average interest rate 2.6% at December 31, 2002)	12,000	—
Bank debt payable in British pounds; secured by mortgages on three vessels; maturing at various dates from 2006 and 2008; interest rate of Sterling LIBOR plus 1.0% to 1.125% (weighted average interest rate 5.2% at December 31, 2002)	21,333	21,685
Bank debt payable in British pounds; secured by mortgages on two vessels, maturing in 2006, interest rate of Sterling LIBOR plus 1.25% (5.3% at December 31, 2002)	7,432	8,367
Loan facility payable in British pounds; secured by Aberdeen office building	—	404
Revolving Bank Credit Facility; interest rate of LIBOR plus 0.8% to 1.25%	—	24,850

	170,765	185,306

Less: Current maturities of long-term debt	(5,298)	(4,360)
Debt discount, 8.75% Senior Notes due 2008, net	(234)	(277)

	$165,233	$180,669

     The following is a summary of scheduled debt maturities by year (in thousands):

2003	$5,298
2004	4,920
2005	5,020
2006	4,527
2007	2,965
Thereafter	148,035

Total	$170,765

     8.75% Senior Notes Due 2008

     The Company has an aggregate principal of $130 million of 8.75% Senior Unsecured Notes which mature on June 1, 2008, issued at a discount to yield 8.8%. The market value of the Notes is potentially sensitive to changes in interest rates. At December 31, 2002, the fair value of the Notes, based on quoted market prices, was approximately $132.6 million, as compared to a carrying amount of $129.8 million, net of discount.

     Interest on the Notes is payable semi-annually on June 1 and December 1 of each year through June 1, 2008. The Notes are redeemable in whole or in part, at redemption prices expressed as a percentage of principal amounts plus accrued and unpaid interest, if any. If redeemed during the twelve month period beginning on June 1 of the years indicated below, the redemption amount is as follows:

Year	Percentage

2003	104.375%
2004	102.917%
2005	101.450%
2006 and thereafter	100.000%

     The Company incurred approximately $4.8 million of costs associated with the sale of the Notes. These debt issuance costs are included in other assets in the consolidated balance sheets and are being amortized over the term of the Notes. The Notes were issued under an indenture (the “Indenture”) between the Company and State Street

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank and Trust Company, N.A., as Trustee. The Indenture contains covenants including, among other provisions, limitations on the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.

Bank Credit Facility

     During 2002, the Company restructured and expanded its credit facility replacing the $75 million facility which was set to expire in 2003. The terms of the new facility provide for a maximum availability of $100 million depending on the amount of collateral provided. Security for the facility is provided by first priority mortgages on certain of the Company’s vessels. The maximum availability begins to reduce in increments of $4 million each quarter beginning in September 2004 with a final reduction of $40 million in March 2008. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on the leverage ratio of the Company. Based on the Leverage Ratio in effect as of December 31, 2002, the margin was 1.2%. The new credit facility includes a commitment fee of one-half the margin on any undrawn portion of the available facility. The Company is required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth.

Other Bank Debt

     The Company’s other debt is related to and secured by specific assets. The terms of the facility contain provisions specific to the assets collateralizing the debt preventing the sale of the assets without a corresponding reduction in the outstanding debt. Furthermore, certain loans require minimum net worth and maximum leverage ratios for the borrowing subsidiaries.

(6) INCOME TAXES

     In June 2001, the Company qualified for a special tax incentive in the U.K. This incentive, known as a “Tonnage Tax”, replaces the UK corporate tax with one based on a deemed profit per net vessel ton. The U.K. Tonnage Tax incorporates several key features of the Norwegian and Danish shipping tax regimes. The Company also reevaluated its Norwegian tax position and long-term Norwegian investment strategy in conjunction with the Sea Truck acquisition. As a result of this review and approval of entry into the U.K. Tonnage Tax regime, the Company reversed certain deferred taxes previously provided in each of those locations. A total of $15.7 million of deferred taxes related to periods prior to 2001 was reversed during the quarter ended June 30, 2001. If in the future, the Company is not qualified for the tonnage tax in these regions, certain deferred tax balances may have to be reestablished.

     Income from operations before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,

	2002	2001	2000

U.S	$(10,162)	$(5,441)	$(5,209)
Foreign	37,082	31,150	16,172

	$26,920	$25,709	$10,963

     The components of the Company’s tax provisions attributable to income from operations are as follows for the year ended of December 31, (in thousands):

	2002			2001			2000

		Deferred			Deferred			Deferred
	Current	and Other	Total	Current	and Other	Total	Current	and Other	Total

U.S	$—	$821	$821	$—	$1,495	$1,459	$—	$54	$54
Foreign	931	1,207	2,138	437	(14,145)	(13,708)	73	2,929	3,002

	$931	$2,028	$2,959	$437	$(12,650)	$(12,213)	$73	$2,983	$3,056

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The difference between the provision at the statutory U.S. federal income tax rate and the tax provision attributable to income from continuing operations in the accompanying Consolidated Financial Statements is analyzed as follows:

	2002	2001	2000

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Effect of lower rate in international locations	(23.0)	(20.5)	(7.3)
Initial Impact of tonnage tax adoption	—	(61.3)	—
Impact of permanent differences	—	0.3	1.2

	11.0%	(47.5)%	27.9%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets -
Net operating loss carryforwards	$4,752	$2,831
Non-deductible accruals	312	360
Foreign Tax Credit	1,033	722

	6,097	3,913

Deferred tax liabilities -
Depreciation	(19)	(87)
Foreign income not currently recognizable	(22,413)	(17,384)
Other	(439)	(139)

	(23,871)	(17,610)

Net deferred tax liability	$(17,774)	$(13,697)

     As of December 31, 2002, the Company had the following carry forward losses and credits for U.S. income tax purposes totaling $13.9 million that is, subject to certain limitations, available to offset future taxable income. These NOLs begins to expire in 2019.

     During 2002, in conjunction with specific work performed in a foreign region for a customer, the Company received a preliminary assessment of additional taxation of approximately $0.6 million. Although the tax assessment is being disputed, the Company has been contractually indemnified against this exposure by its customer. The future resolution of the dispute with the tax authority is uncertain.

(7) COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements to bareboat charter the following vessels from Sanko Steamship, Ltd. for various terms:

Vessel Name	Bareboat Charter Expiration

Leopard Bay	June 2003
Mercury Bay	July 2003
Monarch Bay	September 2003
Torm Heron	June 2004

     Future commitments under these bareboat charters are as follows (in thousands):

2003	$6,879
2004	1,231
2005 & thereafter	—

Total	$8,110

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At December 31, 2002, the Company had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 2002, 2001 and 2000 was $432,000, $350,000, and $355,000, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

2003	$301
2004	221
2005	138
2006	136
2007 & thereafter	—

Total	$796

     The 2001 Sea Truck acquisition included a vessel which was on a charter which required the charterer to purchase the vessel in April 2003. As such the vessel was reflected as a sales type lease and was recorded as a note receivable in the consolidated financial statements. In December 2002, the charterer filed for bankruptcy and defaulted on its obligations under the charter agreement. With the default, the purchase obligation was terminated and the Company reclassified the note receivable to fixed assets. The Company is exploring what remedies may be available to it.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company

     During 1997, the Company was spun-off from its predecessor. In conjunction with that transaction, the Company agreed to indemnify its predecessor against liabilities for claims and litigation relating to periods prior to May 1, 1997. The Company has established accruals and maintains insurance, which it believes to be adequate to cover such claims. Management believes that claims, if any, would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(8) STOCKHOLDERS’ EQUITY

Stock Split and Common Stock Issuances

     On May 28, 2002 the Company announced a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on June 10, 2002, payable on June 30, 2002. An amount equal to the par value of shares issued in the stock split has been transferred from paid-in capital to the common stock account. All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earnings per share amounts in the consolidated financial statements and related notes thereto have been adjusted to reflect the stock split on a retroactive basis, unless otherwise expressly stated.

     In March 2002, the Company began issuing its Common Stock through the Company’s Employees Stock Purchase Plan, which provides employees with a means of purchasing the Company’s Common Stock. During 2002, 11,477 shares were issued through the Plan, generating approximately $0.2 million in proceeds.

     In March 2002, the Company sold 3,450,000 shares of Common Stock, including the underwriters’ over-allotment of 450,000 shares. The Company used the proceeds of this offering partially for repayment of amounts borrowed under the then existing credit facility and general corporate purposes. Total proceeds to the Company were $57.4 million, net of offering costs of $0.5 million.

Stock Options and Stock Option Plans

     Under the terms of the Company’s Amended and Restated 1993 Non-Employee Director Stock Option Plan (the “Director Plan”), options to purchase 20,000 shares of the Company’s Common Stock were granted to each of the Company’s five non-employee directors in 1993, 1996, 1999 and 2002, and to a newly appointed director in 2001. Additionally, options to purchase 20,000 shares of Common Stock are to be granted to each new non-

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee director upon his or her election. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. A total of 800,000 shares were reserved for issuance under this Plan. The options are for a term of ten years.

     Under the terms of the Company’s 1987 Employee Stock Option Plan (the “1987 Employee Plan”), options were granted to employees to purchase the Company’s Common Stock at specified prices. On May 20, 1997, the 1987 Employee Plan expired and, therefore, no additional shares were reserved for granting of options under this plan.

     In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan (the “1997 Plan”), which replaced the 1987 Employee Plan. A total of 700,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three year period and to the extent not exercised, expire on the tenth anniversary of the date of grant.

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of Year	1,063,802	$8.64	880,140	$6.60	840,416	$5,90
Granted	323,000	18.86	210,000	16.33	138,000	7.24
Exercised	(51,538)	2.91	(26,338)	1.89	(98,276)	1.53

Outstanding at end of year	1,335,264	$11.33	1,063,802	$8.64	880,140	$6.60

Exercisable shares and weighted average exercise price	836,256	$7.88	11,466	$6.66	611,472	$7.87
Shares available for future grants as of December 31, 2002	496,620

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

		Weighted	Weighted
		Average	Average		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares	Exercise Price

$1.50 to $3.97	233,864	$2.64	2.8 years	233,864	$2.64
$6.58 to $13.10	488,400	$7.48	6.0 years	432,398	$7.38
$16.27to $17.44	479,000	$16.77	6.6 years	165,330	$16.29
$19.37 to $21.25	134,000	$21.05	8.4 years	4,664	$19.38

	1,335,264	$11.33	5.3 years	836,256	$7.88

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

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair-value method described above. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	4.0%	4.5%	6.0%
Volatility factor of stock price	0.19	0.21	0.50
Dividends	—	—	—
Option life	4 years	4 years	4 years
Calculated fair value per share	$8.61	$4.09	$3.31

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

	2002	2001	2000

Net income, as reported	$23,961	$37,922	$7,907
Pro Forma adjustment for employee stock options calculated in accordance with SFAS No. 123, net of tax	(689)	(456)	(443)
Pro Forma Net Income	$23,272	$37,466	$7,464
Earnings per share:
Basic	$1.25	$2.31	$0.48
Basic Pro Forma	$1.22	$2.29	$0.46
Earnings per share:
Diluted	$1.22	$2.26	$0.47
Diluted Pro Forma	$1.19	$2.23	$0.45

ESPP

     In May 2002, the shareholders approved the Gulfmark Offshore Employee Stock Purchase Plan, (the “ESPP”). The ESPP authorizes the issuance of up to 400,000 shares of common. As of December 31, 2002, there were 388,523 shares remaining in reserve for future issuance under the ESPP. The ESPP is available to all U.S. employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower.

401(k)

     The Company offers a 401(k) plan to all of its U.S. employees and provides a matching contribution to those employees that participate. The matching contributions paid by the Company totaled $14,000, $13,000 and $11,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive Deferred Compensation Plan

     In 2001, the Company implemented an executive deferred compensation plan (the “EDC Plan”). Under the EDC Plan, a portion of the compensation for certain key employees of the Company, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase Company Common Stock or may be retained by the Company and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase Common Stock and may be matched by the Company. As of December 31, 2002, a total of $0.5 million had been deferred into the Prime plus 2% portion of the plan.

     The Company has established a “Rabbi” trust to fund the stock portion of benefits under the EDC Plan. The funds provided to the trust are invested by a trustee independent of the Company in GulfMark common stock, which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors of the Company in the event of bankruptcy or insolvency. Accordingly, the Common Stock held by the trust and the liability of the Company under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Stock and Deferred Compensation Expense.

Preferred Stock

     The Company is authorized by its Certificate of Incorporation to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

(9) OPERATING SEGMENT INFORMATION

Business Segments

     The operations of GulfMark Offshore, Inc. are contained in a single business segment — offshore marine services. The business operates offshore support vessels, principally in the North Sea, Southeast Asia, Brazil and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

Geographic Regions

     Information by geographical area is based on the location where services were performed. General corporate expenses incurred in the United States have not been allocated to foreign operations for purposes of this disclosure.

	United	Europe		S. America	West Africa
	States	(Primarily UK)	Far East	(Primarily Brazil)	and Other	Total

	(In thousands)
2002—
Revenues	$1,712	$95,334	$16,240	$12,108	$8,525	$133,919
Long-lived assets	15,926	271,267	39,798	23,217	29,001	379,208
2001—
Revenues	$1,652	$82,114	$16,660	$9,578	$4,059	$114,063
Long-lived assets	539	224,015	25,816	11,994	—	262,364
2000—
Revenues	$—	$49,027	$16,762	$8,563	$3,350	$77,702
Long-lived assets	323	128,288	41,673	12,344	—	182,628

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers

     For the years ended December 31, 2002, 2001, and 2000, the Company had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on the Company’s financial condition and results of operations until new charters are obtained.

	For the year ended
	December 31,

	2002	2001	2000

Customer A	22.0%	19.0%	18.2%
Customer B	10.9%	<10%	<10%
Customer C	<10%	<10%	11.2%

(10) UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the two years ended December 31, 2002, are as follows. The unaudited quarterly information for the year ended December 31, 2001, has been reclassified to reflect the 2001 assumption of controlling interest in the Torm Heron JV. This change had no effect on net income.

	Quarter

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
2002
Revenues	$29,775	$34,594	$36,248	$33,302
Operating Income	8,601	10,245	9,551	6,787
Net Income	5,363	8,119	6,636	3,843
Per share (basic)	0.32	0.41	0.33	0.19
Per share (diluted)	0.31	0.40	0.33	0.19
2001
Revenues (1)	$21,877	$26,469	$32,832	$32,885
Operating Income (2)	5,985	9,301	12,437	11,056
Net Income	2,585	21,587	7,227	6,523
Per share (basic)	0.16	1.32	0.44	0.40
Per share (diluted)	0.15	1.28	0.43	0.39

(1)	During the fourth quarter of 2001, the Company consolidated the activity for the year ended December 31, 2001, of a joint venture previously reported using the equity method of accounting (See Note 1—Investments). This resulted in an increase in revenues of approximately $885,000, $2,396,000 and $1,856,000 for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively.

(2)	As a result of the above described change, Operating Income decreased by approximately $131,000 for the quarter ended March 31, 2001, and increased by approximately $1,362,000 and $812,000 for the quarters ended June 30, 2001 and September 30, 2001, respectively.

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

ITEM 14. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There were no significant changes in the Company’s internal controls or in other controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     (3)  Exhibits

Incorporated by Reference from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation	Form S-4, Registration No. 333-24141 March 28, 1997
3.2	Certificate of Amendment to Certificate of Incorporation	Form S-4, Registration No. 333-24141 March 28, 1997
3.3	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002
3.4	Bylaws	Form S-4, Registration No. 333-24141 March 28, 1997
4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws of the Company defining the rights of the holders of Common Stock	Form S-4, Registration No. 333-24141 March 28, 1997
4.2	Specimen Certificate for the Company’s Common Stock, $0.01 par value	Form S-1, Registration No. 333-31139 July 11, 1997

Incorporated by Reference from the
Exhibits	Description	Following Documents

4.3	Indenture dated June 8, 1998, among the Company as Issuer and State Street Bank and Trust Company as Trustee including a form of the Company’s 8.75% Senior Notes due 2008 and Registration Rights Agreement	Form S-4, Registration No. 333-59415
10.1	GulfMark International, Inc. 1987 Stock Option Plan*	Form S-4, Registration No. 333-24141
10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997
10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.4	Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.6	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.7	GulfMark International, Inc., Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997
10.8	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997
10.9	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.10	Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.11	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.12	Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.13	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International Inc. Director Stock Option Agreements)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.14	Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.15	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997
10.16	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Form 10-K, March 25, 1999
10.17	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Form 10-K, March 25, 1999
10.18	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Form S-8, Registration No. 333-84110 May 11, 2002
10.19	Senior Secured $100 Million Multicurrency Revolving Credit Facility	Form 8-K, July 3, 2002
10.20	Employment Agreement dated July 1, 2000, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Form 10-Q, August 11, 2000

Incorporated by Reference from the
Exhibits	Description	Following Documents

10.21	Employment Agreement dated July 6, 2001, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr *	Form 10-Q, August 14, 2001
10.22	Employment Agreement dated July 1, 2001, made by and between GM Offshore, Inc. and John E. Leech *	Form 10-Q, August 14, 2001
10.23	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Form 10-K, March 11, 2002
10.24	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Form 10-K, March 11, 2002
21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
99.1	Section 906 Certifications	Filed herewith

*This contract is a management contract or compensatory plan.

(b) Reports on Form 8-K

     On October 11, 2002 we submitted a report on Form 8-K announcing the revision of earnings estimate for the quarter ended September 30, 2002.

     On October 15, 2002 we submitted a report on Form 8-K announcing the date of the upcoming release of our results of operations for the quarter ended September 30, 2002 and investor conference call.

     On October 30, 2002 we submitted a report on Form 8-K announcing the release of our results of operations for the quarter ended September 30, 2002.

     On December 17, 2002 we submitted a report on Form 8-K announcing the filing of a $250 million shelf registration.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc.
(Registrant)
By:	/s/ Bruce A. Streeter

Bruce A. Streeter
President and Director (Principal Executive Officer)

Date: March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter Bruce A. Streeter	President and Director (Principal Executive Officer)	March 21, 2003

/s/ Edward A. Guthrie Edward A. Guthrie	Executive Vice President, Finance (Principal Financial Officer)	March 21, 2003

/s/ Kevin D. Mitchell Kevin D. Mitchell	Controller (Principal Accounting Officer)	March 21, 2003

/s/ David J. Butters David J. Butters	Director	March 21, 2003

/s/ Norman G. Cohen Norman G. Cohen	Director	March 21, 2003

/s/ Marshall A. Crowe Marshall A. Crowe	Director	March 21, 2003

/s/ Louis S. Gimbel, 3rd Louis S. Gimbel, 3rd	Director	March 21, 2003

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	March 21, 2003

/s/ Robert B. Millard Robert B. Millard	Director	March 21, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

21.1	Subsidiaries of GulfMark Offshore, Inc.
23.1	Consent of Ernst & Young LLP
99.1	Section 906 Certifications