Form 10-Q
period 2003-03-31
GULFMARK OFFSHORE INC
filed 2003-05-12
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 12, 2003:   19,967,356.

(Exhibit Index Located on Page 16)

PART I   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	--------------------	------------------
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,113	$9,408
Accounts receivable, net	27,208	32,071
Prepaids and other	3,931	4,814
	--------------------	------------------
Total current assets	39,252	46,293

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $84,979,000 (unaudited) in 2003 and $80,313,000 in 2002	359,666	353,719
Construction in Progress	23,673	25,489
GOODWILL	26,483	27,774
FAIR VALUE HEDGE	16,554	21,983
DEFERRED DRYDOCKING & OTHER ASSETS	10,761	11,289
	--------------------	------------------
	$476,389	$486,547
	============	===========

LIABIITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,187	$5,298
Accounts payable	12,043	12,844
Accrued personnel costs	4,791	5,513
Accrued interest expense	4,042	1,232
Other accrued liabilities	1,044	1,047
	--------------------	------------------
Total current liabilities	27,107	25,934
	--------------------	------------------
LONG-TERM DEBT	170,360	165,233

DEFERRED TAX LIABILITIES	17,466	17,774
UNREALIZED GAIN ON FAIR VALUE HEDGE	16,554	21,983
OTHER LIABILITIES	843	844
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,967,356 and 19,911,289 shares issued and outstanding, respectively	200	199
Additional paid-in capital	120,616	120,569
Treasury stock	(662)	(543)
Deferred compensation expense	662	543
Retained earnings	115,452	118,711
Cumulative translation adjustment	7,791	15,300
	--------------------	------------------
Total stockholders' equity	244,059	254,779
	--------------------	------------------
	$476,389	$486,547
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	----------------------------
	2003	2002
	------------	----------
	(In thousands, except per share amounts)

REVENUES	$28,271	$29,775
COSTS AND EXPENSES:
Direct operating expenses	15,943	12,362
Bareboat charter expense	2,456	2,182
General and administrative expenses	2,757	2,188
Depreciation and amortization	6,725	4,442
	------------	----------
	27,881	21,174
	------------	----------
OPERATING INCOME	390	8,601

OTHER INCOME (EXPENSE):
Interest expense	(3,430)	(3,319)
Interest income	61	255
Minority interest	-	134
Other	(432)	285
	------------	----------
	(3,801)	(2,645)
	------------	----------
Income (loss) before taxes	(3,411)	5,956
INCOME TAX (PROVISION) BENEFIT	152	(593)
	------------	----------
NET INCOME (LOSS)	$(3,259)	$5,363
	=======	======
PER SHARE DATA:
Net Income (loss) - Basic	$(0.16)	$0.32
	=======	======
Net Income (loss) - Diluted	$(0.16)	$0.31
	=======	======

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,908	16,868
WEIGHTED AVERAGES SHARES OUTSTANDING (DILUTED)	19,908	17,298
	=======	======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	----------------------------
	2003	2002
	------------	------------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,259)	$5,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,725	4,442
Amortization of deferred financing costs	317	145
Deferred and other tax provision	(152)	593
Gain (loss) applicable to minority interests	-	(134)

Change in operating assets and liabilities:
Accounts receivable	4,335	(5,138)
Prepaids and other	812	(1,206)
Accounts payable	(419)	(40)
Accrued liabilities & other	3,986	2,624
	------------	------------
Net cash provided by operating activities	12,345	6,649
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(16,686)	(35,551)
Expenditures for drydocking and main engine overhaul	(2,213)	(1,489)
	------------	------------
Net cash used in investing activities	(18,899)	(37,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	10,000	18,750
Repayments of debt	(4,512)	(45,023)
Proceeds from issuance of stock	48	57,390
	------------	------------
Net cash provided by financing activities	5,536	31,117

Effect of exchange rate changes on cash	(277)	(122)
	------------	------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,295)	604

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,408	21,923
	------------	------------
CASH AND CASH EQUIVALAENTS AT END OF THE PERIOD	$8,113	$22,527
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$(14)	$313
	=======	=======
Income taxes paid	$216	$81
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     GENERAL

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc and its majority owned subsidiaries ("GulfMark" or the "Company"). Investments in unconsolidated subsidiaries are accounted for using the equity method. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain reclassifications of previously reported information have been made to conform with current year presentation. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

(2)     EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended March 31, 2003, all options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three months ended March 31, 2002 are as follows (in thousands except per share data):

	Three Months Ended
	March 31, 2002
	---------------------------------------
	Income	Shares	Per Share Amount
	----------	----------	------------
Net income per share, basic	$5,363	16,868	$0.32
			=======
Dilutive effect of common stock options	-	430
	----------	----------
Net income per share, diluted	$5,363	17,298	$0.31
	======	======	=======

(3)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with APB 25. As such, this standard did not have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure provisions of SFAS 148 at March 31, 2003.

(4)     COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31,
	----------------------------
	2003	2002
	------------	----------
	(In thousands)
Net income (loss)	$(3,259)	$5,363
Foreign currency translation adjustments, net of tax benefit of $652 for 2003 and $365 for 2002, respectively	(7,509)	(4,557)
	--------------	----------
Comprehensive income (loss)	$(10,768)	$806
	========	======

     The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)     VESSEL ACQUISITIONS/DISPOSITIONS

      The Company has an ongoing construction program in Norway and Brazil. During the quarter ended March 31, 2003, the Company took delivery of the Highland Eagle, a platform supply vessel in Norway. There are three remaining vessels to be built in Norway and one in Brazil. The remaining deliveries are scheduled as follows:

Vessel	Name	Delivery Date
-------------------	----------------------------	-------------------------
UT 755	Highland Monarch	July 2, 2003
UT 722L	Highland Valor	July 2, 2003
UT 722L	Highland Endurance	Q4 2003
UT 719-2	TBN	Q3 2004

     Remaining payments during 2003 related to this program are estimated at $66.8 million with an additional $9.5 million in 2004.

     Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 2003, $0.5 million was capitalized in connection with the construction of these vessels.

     The three remaining vessels to be delivered in 2003 are being constructed in a Norwegian shipyard and the construction contract is denominated in Norwegian Kroner ("NOK"). The Company has entered into forward contracts to hedge the progress payments related to these vessels to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. As of March 31, 2003, an unrealized gain of $16.6 million is reflected in the consolidated balance sheets as Fair Value Hedge and Unrealized Gain on Fair Value Hedge.

(6)     CREDIT FACILITY

     On June 26, 2002, the Company finalized an agreement with a group of five banks for a new $100 million secured credit facility. The facility will be available for acquisition of assets as well as for general corporate purposes, including the completion of the Company's newbuild program. Collateral provided to the lenders by the Company will determine the borrowing availability under the terms of the agreement. The facility will reduce by $4 million per quarter beginning September 30, 2004, with a final maturity of $44 million on March 31, 2008. As of March 31, 2003, $19.0 was outstanding on the credit facility.

(7)     STOCK SPLIT

     On June 28, 2002, the Company effected a two-for-one stock split of common stock in the form of a 100% stock dividend. As a result of the stock split, stockholders of record at the close of business of June 10, 2002 received one additional share of GulfMark Offshore, Inc. common stock for every one share owned. The unaudited quarterly information for the three months ended March 31, 2002, reflect the split number of shares outstanding as if the split had occurred to arrive at the updated results conforming with the current year presentation.

(8)     STOCK BASED COMPENSATION

      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25. Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. The Company has adopted the disclosure provisions of SFAS 148 at March 31, 2003. Had compensation expense for the Company's stock options been recognized using the methodology prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
	----------	----------
Net Income (Loss) as reported	$(3,259)	$5,363

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(126)	(114)
	----------	----------
Pro forma net income (loss)	$(3,385)	$5,249
	======	======
Per Share Information
Basic, As reported	$(0.16)	$0.32
Basic, Pro forma	$(0.17)	$0.31

Diluted, As reported	$(0.16)	$0.31
Diluted, Pro forma	$(0.17)	$0.30

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea with 37 vessels operating in the area. We also have 5 vessels operating in Brazil, 12 vessels in Southeast Asia and 1 each in West Africa the Mediterranean Sea. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 56 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 44 owned vessels, 4 bareboat chartered vessels, and 8 managed vessels.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The total expenditures for drydockings may vary from quarter to quarter based on the number of drydockings undertaken and the complexity of the work to be performed. Expenditures for drydockings totaled $2.2 million during the three months ended March 31, 2003 compared to $1.5 million during the same period in 2002.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

	Three Months Ended
	March 31,
	---------------------------------------
	2003	2002
	------------------	------------------
Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$10,679	$10,072
Southeast Asia Based Fleet	5,272	4,709
Brazil Based Fleet	10,449	10,666

Overall Utilization (a) (b):
North Sea Based Fleet	76.7%	92.7%
Southeast Asia Based Fleet	66.5%	80.0%
Brazil Based Fleet	98.1%	92.5%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	29.1	27.7
Southeast Asia Based Fleet	12.0	12.0
Brazil Based Fleet	4.0	3.0
	------------------	------------------
Total	45.1	42.7
	===========	===========

----------------------------------------------
(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner        (NOK) and have been converted to US Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.603 and $1.426 for the quarters ended
       March 31, 2003 and 2002, respectively. The average rates for NOK were 1 US$= NOK 7.09 and
       NOK 8.90 for the quarters ended March 31, 2003 and 2002, respectively.

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

Comparison of the Three Months Ended March 31, 2003 with the Three Months Ended March 31, 2002.

     For the quarter ended March 31, 2003, we had a net loss of $3.3 million, or $0.16 per share, on revenues of $28.3 million. The net income during the same period in 2002 was $5.4 million or $0.31 per diluted share on revenues of $29.8 million.

     The single largest factor affecting the decrease in revenues compared to the same quarter a year ago was the decrease in utilization for our North Sea fleet from 92.7% to 76.7% as a number of vessels were working in the spot market and two vessels were in layup. Company-wide utilization decreases led to a reduction in revenue of $5.7 million. These reductions were partially offset by increases in average day rates and $3.8 million in revenue from vessel capacity added to the fleet through deliveries of newbuild vessels. In the first quarter of 2003, we made efforts to maintain rates while giving up some utilization in order to be in a position to take advantage of improvements in market conditions as the year progressed. Due to the factors discussed above, North Sea revenue decreased by $2.1 million or 9%. This decrease included the transfer of two vessels that mobilized to Southeast Asia and Brazil. The overall growth in the fleet capacity increased by 2.4 vessels compared to the same quarter in the prior year due to the full quarter effect of the addition of the Highland Navigator and North Mariner in February 2002 as well as the additions of the Highland Bugler and Highland Courage in the fourth quarter of 2002 as well as the partial quarter effect of the Highland Eagle which delivered in March 2003. These additions were partially offset by the sale of the crewboat, Searunner, in 2002.

     Our Brazilian revenues increased $1.0 million primarily as a result of the mobilization of the Highland Piper in December of 2002. Utilization increased as this vessel immediately began its term contract upon arrival. Additionally, 2002 utilization was affected by the drydocking of one vessel in the quarter.

     Revenues for our Southeast Asia based fleet decreased by $0.4 million, mainly due to lower utilization, partially offset by the 2002 mobilization of the Highland Legend from the North Sea. The inclusion of this higher specification vessel also contributed to higher average day rates in the region.

     Operating income of $0.4 million in the first quarter of 2003 reflected the revenue decreases discussed above as well as the impact of the growth of the fleet. Other than the impact of the increased fleet size and the effect of a stronger currency, operating costs increased by less than $0.5 million. Depreciation expense increases reflect the fleet growth as well as the increased amortization of drydock charges related to the acceleration of drydockings into the first quarter of 2003.

     The tax rate of the benefit in the quarter reflected pre-tax losses in our lower tax rate jurisdictions of the North Sea and pre-tax profit in the higher tax rate jurisdictions of Brazil and Southeast Asia.

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

     During March 2003, we drew an additional $10.0 million from the Company's $100 million credit facility to fund the delivery of the Highland Eagle and repaid $3.0 million of the December 2002 drawdown. As of March 31, 2003, total outstanding under this facility was $19.0 million. On April 30, 2003, we drew an additional $4.0 million in order to fund the progress payment for the Brazilian newbuild.

     At March 31, 2003, we had total long-term debt of $175.5 million, consisting of approximately $129.8 million of Senior Notes, $19.9 million related to Norwegian vessels, $6.8 million of debt on certain U.K. vessels and $19.0 under the $100 million credit facility.

     Net working capital for the first quarter of 2003 was $12.1 million, including $8.1 million in cash and cash equivalents. Net cash provided by operating activities increased to $12.3 million from $6.6 million for the three month period ended March 31, 2002. This increase was due to the increase in depreciation expense as well as other reconciliations from net income to operating cash flow such as the decrease in accounts receivable and prepaid expenses.

     Net cash used in investing activities was $18.9 million and $37.0 million for the three months ended March 31, 2003 and 2002, respectively. The 2002 period includes $31.2 million associated with the delivery of the newbuild vessels, the Highland Navigator and the North Mariner, and $5.8 million related to progress payments under our newbuild program and other expenditures, including a deposit on the Brazilian newbuild. The 2003 period reflects the final payment of the Highland Eagle and other progress payments under the newbuild program as well as expenditures related to modifications to the North Crusader related to its contract in Brazil.

     During the three months ended March 31, 2003, financing transactions included the drawdown of $10.0 million from the credit facility associated with the delivery of the Highland Eagle in March 2003 and repayment of $3.0 million from operating cash flows. Additional repayments of $1.5 million were made on the Norwegian and U.K. debt.

     Expenditures related to the vessels under construction in Norway and Brazil are expected to be approximately $66.8 million during the remainder of 2003, including final payments in July for the newbuild UT755L Highland Monarch and the UT722L Highland Courage. One final UT722L newbuild, the Highland Endurance, is scheduled for delivery in December 2003. Drydocking expenditures subsequent to March 31, 2003 are expected to be approximately $4.8 million.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 2003, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended March 31, 2003, the average NOK/U.S. dollar exchange rate was 1 USD = NOK 7.09, while the average GBP/U.S. dollar exchange rate was 1 GBP = $1.603. The average exchange rates in the comparable 2002 period were 1 USD = 8.90 NOK and 1 GBP=$1.426. Our North Sea based fleet generated $21.0 million in revenues and $0.9 million in operating loss for the three months ended March 31, 2003.

     Reflected in the accompanying balance sheet as of March 31, 2003, is a $7.8 million cumulative translation adjustment which fluctuates based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are attributable to investments in vessels and dollar denominated loans between us and our foreign subsidiaries.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of March 31, 2003, the fair value of these notes, based on quoted market prices, was approximately $132.6 million compared to a carrying amount of $129.8 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of March 31, 2003, we have remaining commitments to purchase approximately NOK 555.2 million in order to satisfy our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.41.

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

PART II   OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

     See Exhibit Index for list of Exhibits filed herewith

(b)  Reports on Form 8-K.

February 10, 2003	Item 9, Regulation FD (informational only)
February 25, 2003	Item 9, Regulation FD (informational only)
April 11, 2003	Item 9, Regulation FD (informational only)
April 16, 2003	Item 9, Regulation FD (informational only)
April 22, 2003	Item 9, Regulation FD (informational only)
April 30, 2003	Item 9, Regulation FD (informational only)

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
                                                                            -------------------------------
                                                                            Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer
Date:   May 12, 2003

EXHIBIT INDEX

Exhibit No.

     *99.1 - Section 906 Certifications

*Filed herewith.