Form 10-Q
period 2003-06-30
GULFMARK OFFSHORE INC
filed 2003-08-08
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 8, 2003:   19,973,357.

(Exhibit Index Located on Page 18)

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
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,896	$9,408
Accounts receivable, net	31,153	32,071
Prepaids and other	4,155	4,814
	--------------------	------------------
Total current assets	42,204	46,293

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $90,955,000 (unaudited) in 2003 and $80,313,000 in 2002	366,092	353,719
Construction in Progress	31,809	25,489
GOODWILL	26,755	27,774
FAIR VALUE HEDGE	16,765	21,983
DEFERRED DRYDOCKING & OTHER ASSETS	11,692	11,289
	--------------------	------------------
	$495,317	$486,547
	============	===========

LIABIITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,337	$5,298
Accounts payable	12,352	12,844
Accrued personnel costs	4,884	5,513
Accrued interest expense	1,228	1,232
Other accrued liabilities	1,172	1,047
	--------------------	------------------
Total current liabilities	24,973	25,934
	--------------------	------------------
LONG-TERM DEBT	175,343	165,233

DEFERRED TAX LIABILITIES	18,072	17,774
UNREALIZED GAIN ON FAIR VALUE HEDGE	16,765	21,983
OTHER LIABILITIES	843	844
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,973,357 and 19,911,289 shares issued and outstanding, respectively	200	199
Additional paid-in capital	120,715	120,569
Treasury stock	(737)	(543)
Deferred compensation expense	737	543
Retained earnings	118,014	118,711
Cumulative translation adjustment	20,392	15,300
	--------------------	------------------
Total stockholders' equity	259,321	254,779
	--------------------	------------------
	$495,317	$486,547
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	------------------------------		----------------------------
	2003	2002	2003	2002
	------------	----------	-----------	----------
	(In thousands, except per share amounts)

REVENUES	$34,348	$34,594	$62,619	$64,369
COSTS AND EXPENSES:
Direct operating expenses	16,604	14,414	32,547	26,776
Bareboat charter expense	1,980	2,261	4,436	4,443
General and administrative expenses	2,505	2,409	5,262	4,597
Depreciation and amortization	6,838	5,265	13,563	9,707
	------------	------------	-----------	------------
	27,927	24,349	55,808	45,523
	------------	------------	-----------	------------
OPERATING INCOME	6,421	10,245	6,811	18,846

OTHER INCOME (EXPENSE):
Interest expense	(3,181)	(3,021)	(6,611)	(6,340)
Interest income	47	245	108	500
Minority interest	-	93	-	227
Other	(650)	1,532	(1,082)	1,817
	------------	------------	-----------	------------
	(3,784)	(1,151)	(7,585)	(3,796)
	------------	------------	-----------	------------
Income (loss) before taxes	2,637	9,094	(774)	15,050
INCOME TAX (PROVISION) BENEFIT	(75)	(975)	77	(1,568)
	------------	------------	-----------	------------
NET INCOME (LOSS)	$2,562	$8,119	$(697)	$13,482
	=======	=======	=======	=======
PER SHARE DATA:
Net Income (loss) - Basic	$0.13	$0.41	$(0.03)	$0.73
	=======	=======	=======	=======
Net Income (loss) - Diluted	$0.13	$0.40	$(0.03)	$0.72
	=======	=======	=======	=======

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,921	19,884	19,915	18,374
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	20,289	20,401	19,915	18,853
	=======	=======	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	----------------------------
	2003	2002
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(697)	$13,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,563	9,707
Amortization of deferred financing costs	618	289
Deferred and other tax provision	(77)	1,568
Gain (loss) applicable to minority interests	-	(1,128)

Change in operating assets and liabilities:
Accounts receivable	1,722	(4,822)
Prepaids and other	693	(1,400)
Accounts payable	(1,085)	(1,454)
Accrued liabilities & other	1,225	(1,997)
	------------	-----------
Net cash provided by operating activities	15,962	14,245
	------------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(23,485)	(41,492)
Expenditures for drydocking and main engine overhaul	(5,389)	(4,648)
	------------	-----------
Net cash used in investing activities	(28,874)	(46,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	19,000	18,750
Repayments of debt	(9,652)	(45,489)
Proceeds from issuance of stock	147	57,182
	------------	-----------
Net cash provided by financing activities	9,495	30,443

Effect of exchange rate changes on cash	905	1,012
	------------	-----------
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,512)	(440)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,408	21,923
	------------	-----------
CASH AND CASH EQUIVALAENTS AT END OF THE PERIOD	$6,896	$21,483
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$5,763	$5,959
	=======	=======
Income taxes paid	$325	$194
	=======	=======

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

(2)     EARNINGS PER SHARE ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the six months ended June 30, 2003, all options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three months ended June 30, 2003 and the three and six months ended June 30, 2002 are as follows (in thousands except per share data):

	Three Months Ended
	June 30, 2003
	--------------------------------------
	Income	Shares	Per Share Amount
	----------	----------	-----------
Net income per share, basic	$2,562	19,921	$0.13
			=======
Dilutive effect of common stock options		368
	----------	----------
Net income per share, diluted	$2,562	20,289	$0.13
	======	======	=======
	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002
	--------------------------------------			---------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	----------	----------	-----------	----------	----------	-----------
Net income per share, basic	$8,119	19,884	$0.41	$13,482	18,374	$0.73
			=======			=======
Dilutive effect of common stock options		517			479
	----------	----------		----------	----------
Net income per share, diluted	$8,119	20,401	$0.40	$13,482	18,853	$0.72
	======	======	=======	======	======	=======

(3)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities", which becomes effective for the Company during the third quarter of 2003. Adoption of this statement will not have a material impact on the Company's consolidated results of operations and financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003. The Company is currently analyzing the impact this interpretation will have on its consolidated results of operations and its financial position, with respect to entities acquired before February 1, 2003.

(4)     COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	---------------------------		---------------------------
	2003	2002	2003	2002
	------------	----------	------------	----------
	(In thousands)
Net income (loss)	$2,562	$8,119	$(697)	$13,482
Foreign currency translation adjustments, net of tax of $1,008 and $407 for 2003 and $12,564 and $10,610 for 2002, respectively	12,601	29,315	5,092	24,758
	-------------	----------	-------------	----------
Comprehensive income	$15,163	$37,434	$4,395	$38,240
	========	======	========	======

     The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)     VESSEL ACQUISITIONS/DISPOSITIONS

     The Company has an ongoing construction program in Norway and Brazil. There are three remaining vessels to be built in Norway and one in Brazil. The remaining deliveries are scheduled as follows:

Vessel	Name	Delivery Date
-------------------	----------------------------	-------------------------
UT 755	Highland Monarch	July 3, 2003
UT 722L	Highland Valour	July 3, 2003
UT 722L	Highland Endurance	Q4 2003
UT 719-2	TBN	Q3 2004

     Remaining payments during 2003 related to this program are estimated at $62.6 million, including the final payments for the Highland Monarch and Highland Valour which were delivered in early July. An additional $9.5 million is due in 2004.

     Interest is capitalized in connection with the construction of vessels. During the three months ended June 30, 2003, $0.4 million was capitalized in connection with the construction of these vessels.

     The remaining vessels to be delivered in 2003 are being constructed in a Norwegian shipyard and the construction contract is denominated in Norwegian Kroner ("NOK"). The Company has entered into forward contracts to hedge the progress payments related to these vessels to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. As of June 30, 2003, an unrealized gain of $16.8 million is reflected in the consolidated balance sheets as Fair Value Hedge and Unrealized Gain on Fair Value Hedge.

(6)      STOCK BASED COMPENSATION

     As described more fully in the Company's Annual Report on Form 10-K, the Company measures compensation expense for its stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net income and earnings per share if the Company had used the alternative fair value method to recognize stock-based employee compensation expense. (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	----------	----------	----------	----------
Net Income (Loss) as reported	$2,562	$8,119	$(697)	$13,482

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(215)	(164)	(341)	(278)
	----------	----------	----------	----------
Pro forma net income (loss)	$2,347	$7,955	$(1,038)	$13,204
	======	======	======	======
Per Share Information
Basic, As reported	$0.13	$0.41	$(0.03)	$0.73
Basic, Pro forma	$0.12	$0.40	$(0.05)	$0.72

Diluted, As reported	$0.13	$0.40	$(0.03)	$0.72
Diluted, Pro forma	$0.12	$0.39	$(0.05)	$0.70

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea with 38 vessels operating in the area. We also have 4 vessels operating in Brazil, 12 vessels in Southeast Asia, 2 in India and 1 in West Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 57 vessels, including the two new vessels delivered on July 3, 2003, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 46 owned vessels, 2 bareboat chartered vessels, and 9 managed vessels.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The total expenditures for drydockings may vary from quarter to quarter based on the number of drydockings undertaken and the complexity of the work to be performed. Expenditures for drydockings totaled $5.4 million during the six months ended June 30, 2003 compared to $4.6 million during the same period in 2002.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	---------------------------------------		---------------------------------------
	2003	2002	2003	2002
	------------------	------------------	------------------	------------------
Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$11,805	$11,029	$11,283	$10,575
Southeast Asia Based Fleet	5,164	4,516	5,214	4,610
Brazil Based Fleet	11,428	10,044	10,955	10,348

Overall Utilization (a) (b):
North Sea Based Fleet	82.0%	96.6%	77.9%	94.7%
Southeast Asia Based Fleet	90.8%	85.6%	78.6%	82.8%
Brazil Based Fleet	94.7%	96.9%	96.2%	94.7%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	29.6	29.0	29.8	28.4
Southeast Asia Based Fleet	12.0	12.0	12.0	12.0
Brazil Based Fleet	4.1	3.0	4.0	3.0
	------------------	------------------	------------------	------------------
Total	45.7	44.0	45.8	43.4
	===========	===========	===========	===========

----------------------------------------------
(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner
       (NOK) and have been converted to US Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.618 and $1.463 for the quarters ended June 30, 2003 and 2002, respectively. The average rates for GBP were 1 GBP= $1.611 and $1.445 for the six months ended June
       30, 2003 and 2002, respectively. The average rates for NOK were 1 US$= NOK 7.0 and NOK 8.16 for the quarters ended June 30, 2003 and 2002, respectively. . The average rates for NOK were 1 US$= NOK 7.04 and NOK 8.51 for the six months ended June 30, 2003 and 2002, respectively.

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

Comparison of the Three Months Ended June 30, 2003 with the Three Months Ended June 30, 2002.

     For the quarter ended June 30, 2003, net income was $2.6 million, or $0.13 per diluted share, on revenues of $34.3 million. Net income during the same period in 2002 was $8.1 million or $0.40 per diluted share on revenues of $34.6 million.

     The decrease of $0.3 million in revenues compared to the same quarter a year ago was mainly due to the decreases in utilization experienced in the North Sea and Brazil. Partially offsetting this effect was the delivery of three vessels from our newbuild program, the Highland Bugler and Highland Courage delivered in the fourth quarter of last year and the Highland Eagle delivered at the end of the first quarter of this year. Company-wide utilization decreases led to a reduction in revenue of $2.9 million.

     In the second quarter of 2003, we elected not to contract our vessels under long-term contracts in the belief that the market would rebound during the second half of 2003 and result in higher day rates for long term fixtures. More of our vessels, therefore, were exposed to the spot market and as a result, North Sea utilization decreased from 96.6% in the second quarter of 2002 to 82.0% in the same 2003 quarter as a number of vessels were working in the spot market, resulting in a North Sea revenue decrease of $2.5 million or 9%. North Sea day rates increased from $11,029 in the second quarter of 2002 to $11,805 in the same 2003 quarter.

     Our Brazilian revenues increased $1.4 million, or 53%, primarily as a result of the mobilizations of the Highland Piper and the North Crusader from the North Sea in December 2002 and April 2003. The North Crusader is working as a front-runner to our Brazilian newbuild, due to be delivered in the third quarter of 2004.

     Revenues for our Southeast Asia based fleet increased by $0.9 million, or 21%, as a result of stronger market conditions which resulted in both higher utilization and day rates. The inclusion of the Highland Legend, a higher specification vessel which was mobilized to the region late in 2002 also contributed to higher average day rates in the region.

     Operating income of $6.4 million in the second quarter of 2003 reflected the revenue decreases discussed above as well as the impact of the growth of the fleet. Other than the impact of the increased fleet size and the effect of a stronger currency, operating costs remained constant when compared to the second quarter in 2002. Depreciation expense increases reflect the fleet growth.

     In the quarter ended June 30, 2002, other expenses included a $0.6 million non-cash foreign currency translation loss related to debt denominated in British Pound Sterling ("GBP") in our Norwegian subsidiary compared with a gain of $1.6 million in the same period in 2002.

Comparison of the Six Months Ended June 30, 2003 with the Six Months Ended June 30, 2002.

     For the six months ended June 30, 2003, we had a net loss of $0.7 million, or $0.03 per diluted share, on revenues of $62.6 million. Net income during the same period in 2002 was $13.5 million or $0.72 per diluted share on revenues of $64.4 million.

     Revenue for the North Sea region decreased by $4.6 million, or 9%, primarily as a result of a decrease in utilization, from 94.7% in 2002 to 77.9% in 2003, as a number of vessels were working in the spot market and two vessels were in layup during the first quarter. Partially offsetting this decrease in utilization was an increase in day rates and the expansion of the fleet by an average of 2 vessels.

     Our Brazilian revenues increased by 46%, or $2.4 million. This increase can be attributed to an increase in both day rates and utilization, as the Highland Piper was mobilized to the region late last year and the North Crusader was mobilized and started working during the second quarter.

     Southeast Asia revenues increased by $0.5 million, or 6%. An increase in day rates of $604, from $4,610 in 2002 to $5,214 in 2003 was mainly due to the mobilization of the Highland Legend from the North Sea late last year. Partially offsetting this increase was a decrease in utilization from 82.8% for the first six months of last year to 78.6% for the same period this year.

     Operating income of $6.8 million in the 2003 period decreased by $12.0 million from the same 2002 period. Increases in fleet size were offset by a higher number of vessels working in the spot market, and the layup of two vessels during the first quarter. The market showed significant improvement during the second quarter, and continues to show signs of improvement. Depreciation expense increases reflect the addition of the new vessel deliveries from our newbuild program.

     The changes in other expenses were primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the GBP strengthened against the NOK in the period.

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

     During the six months ended June 2003, we drew an additional $19.0 million from the Company's $100 million credit facility to fund the delivery of the Highland Eagle and the progress payment for the Brazilian newbuild. During the same period we repaid $7.0 million of our earlier drawdown. As of June 30, 2003, total outstanding under this facility was $24.0 million. On July 2, 2003, we drew an additional $34.0 million in order to fund the delivery of the Highland Monarch and Highland Valour. The current weighted average interest rate of our credit facility is 2.34%.

     At June 30, 2003, we had total long-term debt of $175.3 million, consisting of approximately $129.8 million of Senior Notes, $16.9 million related to Norwegian vessels, $4.6 million of debt on certain U.K. vessels and $24.0 under our credit facility.

     Net working capital for the second quarter of 2003 was $17.2 million, including $6.9 million in cash and cash equivalents. Net cash provided by operating activities increased by $1.7 million from $14.2 million for the six month period ended June 30, 2002. This increase was due to the increase in depreciation expense as well as other changes in current assets and liabilities.

     Net cash used in investing activities was $28.9 million and $46.1 million for the six months ended June 30, 2003 and 2002, respectively. The 2003 period reflects the final payment of $12.1 million for the Highland Eagle, as well as other progress payments under the newbuild program and expenditures related to modifications for the North Crusader related to its contract in Brazil. Additionally, we made a progress payment for the Brazil newbuild of $3.6 million in the period. The 2002 period includes $31.2 million associated with the delivery of the newbuild vessels, the Highland Navigator and the North Mariner, and $6.8 million related to progress payments under our newbuild program and other expenditures, including a downpayment on the Brazilian newbuild.

     During the six months ended June 30, 2003, financing transactions included the drawdown of $19.0 million from the credit facility associated primarily with the delivery of the Highland Eagle in March 2003 and a progress payment on the Brazil newbuild. Financing transactions also include a repayment of $7.0 million from operating cash flows, and additional repayments of $2.7 million were made on the Norwegian and U.K. debt.

     Expenditures related to the vessels under construction in Norway and Brazil are expected to be approximately $60.9 million during the remainder of 2003, including final payments made in July 2003 for the newbuild UT755L Highland Monarch and the UT722L Highland Valour. One final UT722L newbuild, the Highland Endurance, is scheduled for delivery in December 2003. Drydocking expenditures subsequent to June 30, 2003 are expected to be approximately $2.8 million.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended June 30, 2003, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended June 30, 2003, the average NOK/U.S. dollar exchange rate was 1 USD = NOK 7.0, while the average GBP/U.S. dollar exchange rate was 1 GBP = $1.618. The average exchange rates in the comparable 2002 period were 1 USD = 8.16 NOK and 1 GBP=$1.463. Our North Sea based fleet generated $25.4 million in revenues and $4.1 million in operating income for the three months ended June 30, 2003.

     Reflected in the accompanying balance sheet as of June 30, 2003, is a $20.4 million cumulative translation adjustment which fluctuates based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated loans between the parent company and its foreign subsidiaries.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of June 30, 2003, the fair value of these notes, based on quoted market prices, was approximately $132.6 million compared to a carrying amount of $129.8 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of June 30, 2003, we have remaining commitments to purchase approximately NOK 541.2 million in order to satisfy our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.37.

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

PART II   OTHER INFORMATION

ITEM 4.     Submission of Matters of a Vote of Security Holders

     At the Company's Annual meeting of Stockholders held on May 15, 2003, the stockholders of the Company approved the election of all nominated directors as follows:

Nominee	In Favor	Withheld
---------------------------	--------------	--------------
David J. Butters	14,832,593	3,597,874
Marshall A. Crowe	17,899,134	531,333
Louis S. Gimbel, 3rd	17,899,134	531,333
Sheldon S. Gordon	17,921,738	508,729
Robert B. Millard	14,860,897	3,569,570
Bruce A. Streeter	15,367,006	3,063,461

     At the Company's Annual meeting of Stockholders held on May 15, 2003, the stockholders of the Company approved the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2003 as follows:

For	Against	Abstained
-----------	----------	-------------
18,165,655	244,810	20,002

ITEM 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits

      See Exhibit Index for list of Exhibits filed herewith

(b)  Reports on Form 8-K.

April 11, 2003	Item 9, Regulation FD (informational only)
April 16, 2003	Item 9, Regulation FD (informational only)
April 22, 2003	Item 9, Regulation FD (informational only)
April 30, 2003	Item 9, Regulation FD (informational only)
July 14, 2003	Item 9, Regulation FD (informational only)
July 30, 2003	Item 9, Regulation FD (informational only)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            GulfMark Offshore, Inc.
                                                                            (Registrant)

                                                                  By:     /s/ Edward A. Guthrie
                                                                            -------------------------------
                                                                            Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer
Date:   August 8, 2003

EXHIBIT INDEX

Exhibit No.

     *99.1 - Section 906 Certifications

     *10.1 - Employment Agreement dated June 30, 2003 for Bruce A. Streeter.

     *10.2 - Employment Agreement dated July 6, 2003 for Edward A. Guthrie.

*Filed herewith.