Form 10-Q/A
period 2003-06-30
GULFMARK OFFSHORE INC
filed 2003-09-26
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q/A
(AMENDMENT NO. 1)

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

(Exhibit Index Located on Page 4)

EXPLANATORY NOTE

     The registrant is filing this amendment to comply with final rules adopted by the Securities and Exchange Commission effective August 14, 2003 related to certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new certifications listed in Exhibits 31.1 and 31.2 replace certifications initially filed on August 8, 2003 under Exhibit 99.1. Exhibits 32.1 and 32.2 are additions required by Section 302. Item 4 of Part I is replaced in its entirety with new Item 4 of Part I as set forth herein.

Part I

Item 4.  Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Operating Officer and Chief Financial Officer of the Company have concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)     Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            GulfMark Offshore, Inc.
                                                                            (Registrant)

                                                                  By:     /s/ Edward A. Guthrie
                                                                            -------------------------------
                                                                            Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer
Date:   September 26, 2003

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
10.1	Employment Agreement dated June 30, 2003 for Bruce A. Streeter	Filed previously as Exhibit 10.1 to Form 10-Q filed August 8, 2003
10.2	Employment Agreement dated July 6, 2003 for Edward A. Guthrie	Filed previously as Exhibit 10.2 to Form 10-Q filed August 8, 2003
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith