Form 10-Q
period 2003-09-30
GULFMARK OFFSHORE INC
filed 2003-11-13
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 13, 2003: 20,010,819

(Exhibit Index Located on Page 19)

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
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,232	$9,408
Accounts receivable, net	32,111	32,071
Prepaids and other	4,376	4,814
	--------------------	------------------
Total current assets	44,719	46,293

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $97,196,000 (unaudited) in 2003 and $80,313,000 in 2002	411,708	353,719
Construction in Progress	20,270	25,489
GOODWILL	27,319	27,774
FAIR VALUE HEDGE	8,148	21,983
DEFERRED DRYDOCKING & OTHER ASSETS	10,189	11,289
	--------------------	------------------
	$522,353	$486,547
	============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,422	$5,298
Accounts payable	11,179	12,844
Accrued personnel costs	5,004	5,513
Accrued interest expense	4,357	1,232
Other accrued liabilities	1,578	1,047
	--------------------	------------------
Total current liabilities	27,540	25,934
	--------------------	------------------
LONG-TERM DEBT	203,949	165,233

DEFERRED TAX LIABILITIES	17,852	17,774
UNREALIZED GAIN ON FAIR VALUE HEDGE	8,148	21,983
OTHER LIABILITIES	843	844
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,981,569 and 19,911,289 shares issued and outstanding, respectively	200	199
Additional paid-in capital	120,827	120,569
Treasury stock	(814)	(543)
Deferred compensation expense	814	543
Retained earnings	118,198	118,711
Cumulative translation adjustment	24,796	15,300
	--------------------	------------------
Total stockholders' equity	264,021	254,779
	--------------------	------------------
	$522,353	$486,547
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	------------------------------		----------------------------
	2003	2002	2003	2002
	------------	----------	-----------	----------
	(In thousands, except per share amounts)

REVENUES	$33,125	$36,248	$95,744	$100,617
COSTS AND EXPENSES:
Direct operating expenses	18,467	15,877	51,014	42,653
Bareboat charter expense	1,304	2,381	5,740	6,824
General and administrative expenses	2,918	2,662	8,180	7,259
Depreciation and amortization	7,029	5,777	20,592	15,484
	------------	------------	-----------	------------
	29,718	26,697	85,526	72,220
	------------	------------	-----------	------------
OPERATING INCOME	3,407	9,551	10,218	28,397

OTHER INCOME (EXPENSE):
Interest expense	(3,368)	(2,621)	(9,979)	(8,961)
Interest income	20	383	128	883
Minority interest	-	-	-	227
Other	145	134	(937)	1,951
	------------	------------	-----------	------------
	(3,203)	(2,104)	(10,788)	(5,900)
	------------	------------	-----------	------------
Income (loss) before taxes	204	7,447	(570)	22,497
INCOME TAX (PROVISION) BENEFIT	(20)	(811)	57	(2,379)
	------------	------------	-----------	------------
NET INCOME (LOSS)	$184	$6,636	$(513)	$20,118
	=======	=======	=======	=======
PER SHARE DATA:
Net Income (loss) - Basic	$0.01	$0.33	$(0.03)	$1.07
	=======	=======	=======	=======
Net Income (loss) - Diluted	$0.01	$0.33	$(0.03)	$1.04
	=======	=======	=======	=======

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,923	19,880	19,918	18,882
	=======	=======	=======	=======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	20,276	20,289	19,918	19,338
	=======	=======	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	----------------------------
	2003	2002
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(513)	$20,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,592	15,484
Amortization of deferred financing costs	877	449
Deferred and other tax provision	(57)	2,379
Gain on sale of equipment	(16)	(161)
Loss applicable to minority interests	-	(1,128)

Change in operating assets and liabilities:
Accounts receivable	1,067	(4,130)
Prepaids and other	480	(1,101)
Accounts payable	(2,264)	(3,149)
Accrued liabilities & other	4,630	(1,214)
	------------	------------
Net cash provided by operating activities	24,796	27,547
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(58,640)	(45,926)
Proceeds from disposition of equipment	-	677
Expenditures for drydocking and main engine overhaul	(5,867)	(5,653)
	------------	------------
Net cash used in investing activities	(64,507)	(50,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	53,000	18,750
Repayments of debt	(15,153)	(47,536)
Proceeds from issuance of stock	259	57,309
	------------	------------
Net cash provided by financing activities	38,106	28,523

Effect of exchange rate changes on cash	429	1,296
	------------	------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,176)	6,464

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,408	21,923
	------------	------------
CASH AND CASH EQUIVALAENTS AT END OF THE PERIOD	$8,232	$28,387
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$5,650	$5,958
	=======	=======
Income taxes paid	$576	$395
	=======	=======

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

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the nine months ended September 30, 2003, all options are excluded as their effect is anti-dilutive. The details of the EPS calculations for three months ended September 30, 2003 and the three and nine months ended September 30, 2002 are as follows (in thousands except per share data):

	Three Months Ended
	September 30, 2003
	--------------------------------------
	Income	Shares	Per Share Amount
	----------	----------	-----------
Net income per share, basic	$184	19,923	$0.01
			=======
Dilutive effect of common stock options		353
	----------	----------
Net income per share, diluted	$184	20,276	$0.01
	======	======	=======
	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002
	--------------------------------------			---------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	----------	----------	-----------	----------	----------	-----------
Net income per share, basic	$6,636	19,880	$0.33	$20,118	18,882	$1.07
			=======			=======
Dilutive effect of common stock options		409			456
	----------	----------		----------	----------
Net income per share, diluted	$6,636	20,289	$0.33	$20,118	19,338	$1.04
	======	======	=======	======	======	=======

(2)      STOCK BASED COMPENSATION

     As described more fully in the Company's Annual Report on Form 10-K, the Company measures compensation expense for its stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net income and earnings per share if the Company had used the alternative fair value method to recognize stock-based employee compensation expense (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	---------------------------		-----------------------------
	2003	2002	2003	2002
	----------	----------	----------	----------
Net Income (Loss) as reported	$184	$6,636	$(513)	$20,118

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(88)	(206)	(429)	(484)
	----------	----------	----------	----------
Pro forma net income (loss)	$96	$6,430	$(942)	$19,634
	======	======	======	======
Per Share Information
Basic, As reported	$0.01	$0.33	$(0.03)	$1.07
Basic, Pro forma	$0.01	$0.32	$(0.05)	$1.04

Diluted, As reported	$0.01	$0.33	$(0.03)	$1.04
Diluted, Pro forma	$0.01	$0.32	$(0.05)	$1.02

(3)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities", which became effective for the Company during the third quarter of 2003. Adoption of this statement has not had a material impact on the Company's consolidated results of operations and financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required on the first fiscal year or interim period ending after December 15, 2003 for entities created prior to February 1, 2003, and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has not completed its assessment of the impact of FIN 46 but does not anticipate a material impact on its financial position and results of operations.

(4)     COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	---------------------------		---------------------------
	2003	2002	2003	2002
	------------	----------	------------	----------
	(In thousands)
Net income (loss)	$184	$6,636	$(513)	$20,118
Foreign currency translation adjustments, net of tax of $(352) and $(760) for 2003 and $(519) and $(11,130) for 2002, respectively	4,404	1,213	9,496	25,971
	-------------	----------	-------------	----------
Comprehensive income	$4,588	$7,849	$8,983	$46,089
	========	======	========	======

     The Company's only accumulated comprehensive income item relates to its cumulative foreign currency translation adjustment.

(5)     VESSEL ACQUISITIONS/DISPOSITIONS

     The Company has an ongoing construction program in Norway and Brazil. During the third quarter of 2003 we took delivery of two vessels, the Highland Monarch and Highland Valour. Funding for the final payments for these vessels, $33.9 million, came from our $100 million credit facility. There is one remaining vessel to be built in Norway and one additional vessel in Brazil. The remaining deliveries are scheduled as follows:

Vessel	Name	Delivery Date
-------------------	----------------------------	-------------------------
UT 722L	Highland Endurance	Q4 2003
UT 719-2	TBN	Q3 2004

     Remaining payments during 2003 related to this program are estimated at $27.2 million, including the final payment for the Highland Endurance. Approximately $9.5 million is due in 2004.

     Interest is capitalized in connection with the construction of vessels. During both three month periods ended September 30, 2003 and 2002, $0.4 million, was capitalized in connection with the construction of vessels. During the nine months ended September 30, 2003 and 2002, respectively, $1.4 million and $1.3 million were capitalized.

     The remaining vessel to be delivered in 2003 is being constructed in a Norwegian shipyard and the construction contract is denominated in Norwegian Kroner ("NOK"). The Company has entered into forward contracts to hedge the progress payments related to the vessels built in Norway as part of our newbuild program to limit the effect of exchange rate fluctuations on its acquisition price for these vessels. This remaining forward contract is designated as a fair value hedge and is expected to be highly effective as the terms of the forward contract is essentially the same as the purchase commitment. Any gain or loss resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. As of September 30, 2003, an unrealized gain of $8.1 million is reflected in the consolidated balance sheets as Fair Value Hedge and Unrealized Gain on Fair Value Hedge.

(6)     INCOME TAXES

     The average tax rate reflected in the quarter ended September 30, 2003 was 10% compared to an average rate of 11% in the prior year quarter. During the current quarter, we evaluated our tax reserve position across all jurisdictions. In conjunction therewith, we provided additional accruals of approximately $0.8 million and reduced accruals of approximately $2.2 million. The net reduction in the estimated tax liability was offset by additional provision of $1.4 million related to current period operations resulting in a net tax provision of $20,000.

(7)     SUBSEQUENT EVENT

     After the close of the period ended September 30, 2003, the Company's joint venture partner in Mexico received an award which is expected to result in a contract with Petroleos Mexicanos S.A. ("PEMEX") for two newbuild anchor handling supply vessels. These vessels will start a five year contract for PEMEX in the Gulf of Mexico in the Spring of 2005. GulfMark will arrange for the construction of the vessels at a yard to be determined. It is anticipated that funding for these vessels will come from operating cash flow as well as new or existing debt arrangements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 37 vessels operating from the area. We also have 4 vessels operating in Brazil, 12 vessels in Southeast Asia, 2 in India and 1 in West Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 56 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 46 owned vessels, 1 bareboat chartered vessel, and 9 managed vessels.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The total expenditures for drydockings may vary from quarter to quarter based on the number of drydockings undertaken and the complexity of the work to be performed. Expenditures for drydockings totaled $5.9 million during the nine months ended September 30, 2003 compared to $5.7 million during the same period in 2002. Amortization expense related to these drydocks was $5.6 million and $4.0 million for the 2003 and 2002 periods, respectively.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	---------------------------------------		---------------------------------------
	2003	2002	2003	2002
	------------------	------------------	------------------	------------------
Revenues by Region (000's) :
North Sea Based Fleet (c)	$24,297	$29,715	$70,779	$80,805
Southeast Asia Based Fleet	4,496	3,913	13,057	12,006
Brazil Based Fleet	4,332	2,620	11,908	7,806

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$10,334	$11,492	$10,948	$10,790
Southeast Asia Based Fleet	5,012	4,637	5,144	4,668
Brazil Based Fleet	12,045	9,834	11,327	10,177

Overall Utilization (a) (b):
North Sea Based Fleet	81.5%	97.1%	78.3%	96.0%
Southeast Asia Based Fleet	84.7%	86.2%	80.6%	83.0%
Brazil Based Fleet	98.5%	99.1%	97.0%	96.2%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	31.2	29.0	30.6	28.6
Southeast Asia Based Fleet	12.0	11.0	12.0	11.7
Brazil Based Fleet	4.0	3.0	4.0	3.0
	------------------	------------------	------------------	------------------
Total	47.2	43.0	46.6	43.3
	===========	===========	===========	===========

----------------------------------------------
(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner
       (NOK) and have been converted to US Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.611 and $1.551 for the quarters ended September 30,
       2003 and 2002, respectively. The average rates for GBP were 1 GBP= $1.611 and $1.480 for the nine months ended
       September 30, 2003 and 2002, respectively. The average rates for NOK were 1 US$= NOK 7.33 and NOK 7.53 for the quarters ended September 30, 2003 and 2002, respectively. The average rates for NOK were 1 US$= NOK 7.14 and
       NOK 8.16 for the nine months ended September 30, 2003 and 2002, respectively.

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

Comparison of the Three Months Ended September 30, 2003 with the Three Months Ended September 30, 2002.

     For the quarter ended September 30, 2003, net income was $0.2 million, or $0.01 per diluted share, on revenues of $33.1 million. Net income during the same period in 2002 was $6.6 million or $0.33 per diluted share on revenues of $36.2 million.

     The decrease of $3.1 million in revenues compared to the same quarter a year ago was mainly due to a decline in utilization, which accounted for $4.1 million of the revenue decrease, while lower day rates accounted for $2.1 million of the decrease. Partially offsetting this effect was the delivery of five vessels from our newbuild program, the Highland Bugler and Highland Courage delivered in the fourth quarter of last year, the Highland Eagle delivered at the end of the first quarter of this year, and the Highland Monarch and Highland Valour delivered in July of this year.

     In our largest market, the North Sea, the third quarter has historically been one of the stronger periods with a large amount of exploration and offshore construction activity occurring in the period. During the 2003 third quarter, exploration and production activities did not reach expected levels which led to continued vessel demand deficiencies compared to the available supply. Accordingly, many of our vessels which were not contracted earlier in anticipation of an improvement in the market were forced to work in the weak spot market. As the quarter progressed, we focused much of our marketing efforts outside the North Sea. As a result of this effort, two vessels, including one managed vessel, were successfully bid on term work in India and were mobilized to the region just after the close of the quarter. Additionally, one of the newbuild vessels, the Highland Monarch, was mobilized to offshore Nigeria during mid-October for a term contract which will keep it in the West Africa market well into 2004. Since the close of third quarter of 2002, a total of seven vessels have been transferred outside of the North Sea waters. Two owned and one managed vessel were sent to India, two vessels were sent to Brazil, one vessel was sent to Southeast Asia and one vessel was sent to Nigeria. The Monarch Bay, a bareboat chartered vessel which had been trading in the spot market, was returned to its owner. Other vessels have been bid outside the region and, should we be successful, we would anticipate further mobilizations from the region over the next several months.

     North Sea revenues, reflective of the market conditions, decreased $5.4 million to $24.3 million in the third quarter of 2003 from $29.7 million in the prior year quarter. Utilization in the region decreased to 81.5% in the third quarter of 2003 from 97.1% in the third quarter of 2002 and accounted for approximately $4.0 million, or 74% of the revenue decrease. The average day rate declined to $10,334 in the third quarter of 2003 from $11,492 in the same quarter one year ago and resulted in a further decline in revenues of $2.4 million in the region. Partially offsetting the decline was the addition of newbuild vessels mentioned above which generated increased revenues of $0.8 million, net of the effect of four vessels that were mobilized to other operating regions.

     Our Brazilian revenues increased 65% from $2.6 million in the third quarter of 2002 to $4.3 million in the third quarter of 2003. The $1.7 million increase was primarily the result of the mobilization of the Highland Piper and the North Crusader from the North Sea in December 2002 and April 2003, respectively. The North Crusader is working as a front-runner to our Brazilian newbuild, scheduled to be delivered in the third quarter of 2004. Partially offsetting this effect was the return of the Leopard Bay, one of our bareboat chartered vessels, to its owner during the second quarter of 2003. The improvement in average day rate reflects the addition of higher specification vessels as well as rate increases on each of the vessels remaining on the market.

     Revenues for our Southeast Asia based fleet increased 15% from $3.9 million in the third quarter of 2002 to $4.5 million in the third quarter of 2003. The $0.6 million increase was primarily attributable to the inclusion of the Highland Legend, a higher specification vessel which was mobilized from the North Sea to the region late in 2002. Including the impact of the Legend, Southeast Asia day rates increased from $4,637 in the third quarter of 2002 to $5,012 for the same quarter of 2003, while utilization declined from 86.2% in the third quarter of 2002 to 84.7% in the same quarter of 2003. The impact of the improvement in average day rates on revenue was offset by the decrease in utilization.

     Operating income decreased to $3.4 million in the third quarter of 2003 from $9.6 million for the same quarter one year ago. This decrease reflected the revenue decreases discussed above, $3.1 million, higher operating costs associated with the fleet expansion, $2.3 million, increased depreciation expense primarily related to the increased size of the fleet, $1.3 million, and higher general and administrative expense, $0.3 million. Partially offsetting this decline was a $1.1 million reduction in bareboat charter expense reflecting the return of two bareboat chartered vessels in 2003. Depreciation expense increases reflect both the fleet growth as well as the increased amortization of drydock charges related to the acceleration of drydockings into the first quarter of 2003.

     In the quarter ended September 30, 2003, other expenses of $3.2 million included a $0.7 million increase in interest expense, mainly attributable to a larger outstanding balance on our line of credit than in the same period last year.

     The average tax rate reflected in the quarter ended September 30, 2003 was 10% compared to an average rate of 11% in the prior year quarter. During the current quarter, we evaluated our tax reserve position across all jurisdictions. In conjunction therewith, we provided additional accruals of approximately $0.8 million and reduced accruals of approximately $2.2 million. The net reduction in the estimated tax liability was offset by additional provision of $1.4 million related to current period operations resulting in a net tax provision of $20,000.

Comparison of the Nine Months Ended September 30, 2003 with the Nine Months Ended September 30, 2002.

     For the nine months ended September 30, 2003, we had a net loss of $0.5 million, or $0.03 per diluted share, on revenues of $95.7 million. Net income during the same period in 2002 was $20.1 million or $1.04 per diluted share on revenues of $100.6 million.

     Revenue for the North Sea region decreased 12% to $70.8 million for the nine months ended September 30, 2003 from $80.8 million in the same period one year ago. The $10.0 million decrease was primarily the result of lower utilization, $15.8 million partially offset by capacity increases resulting from a higher number of vessels in the fleet, $6.9 million. Utilization decreased from 96.0% in the nine months ended September 30, 2002 to 78.3% in the same period in 2002 due to adverse market conditions. Capacity increases resulted from five vessels that were added to the fleet after the third quarter of 2002 and two other vessels reflected a full nine-months of operations in 2003 compared to partial availability in 2002. Average day rates increased slightly in the nine month period ended September 30, 2003 when compared to the same period in 2002, due principally to the impact of stronger foreign currencies compared to the US dollar. Additionally, one bareboat chartered vessel working in the region was returned to its owner during the third quarter of 2003, and three additional vessels were mobilized to other parts of the world.

     Our Brazilian revenues increased 53% to $11.9 million for the first nine months of 2003 when compared to $7.8 million for the same period in 2002. The $4.1 million increase can be primarily attributed to an increase in capacity as two vessels (Highland Piper and North Crusader) were mobilized from the North Sea to Brazil. Partially offsetting this increase in capacity was the return of a bareboat chartered vessel to its owner during the third quarter. Average day rates increased from $10,177 in 2002 to $11,327 in 2003 reflecting the addition of the higher specification vessels.

     Southeast Asia revenues increased by 9% to $13.1 million for the first nine months of 2003 compared to $12.0 million for the same period in 2002. The $1.1 million increase is primarily due to the mobilization of the Highland Legend from the North Sea late last year. An increase in day rates of $476 to $5,144 in 2003 from $4,668 in 2002 was due principally to the higher than average day rate earned by the Legend and the much lower than average day rates earned by a crewboat which was sold in the third quarter of 2002.

     Operating income of $10.2 million in the 2003 year-to-date period decreased by $18.2 million from the same period in 2002. Principal factors in the reduction were decreased revenues discussed above, $4.9 million, higher direct operating costs of $8.4 million, increased depreciation and amortization, $5.1 million, and higher general and administrative expenses, $0.9 million. Partially offsetting these was the effect of reduced bareboat charter expense, $1.1 million. The increased direct operating costs were primarily the result of the addition of new vessels, $5.5 million, while the remainder of the increase was due principally to the effect on operating costs of the weaker US dollar. Depreciation expense increases reflect the addition of the new vessel deliveries from our newbuild program.

     Interest expense increased by $1.0 million in the year-to-date period ended September 30, 2003, due mainly to a higher level of debt outstanding on our line of credit. Interest income for the 2003 year-to-date period decreased $0.8 million due to lower levels of available cash to invest and reduced overall interest rates. The outstanding balance on the $100 million revolving line of credit was $54 million as of September 30, 2003. The increase in other expenses of $2.9 million in the 2003 period compared to the same period in 2002 was primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the GBP strengthened against the NOK in the period.

Liquidity and Capital Resources

     Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital and internally generated funds have historically provided funding for these activities.

     At September 30, 2003, we had total long-term debt of $203.9 million, consisting of approximately $129.8 million of Senior Notes, $15.9 million related to Norwegian vessels, $4.2 million of debt on certain U.K. vessels and $54.0 under our credit facility.

     Net working capital for the third quarter of 2003 was $17.2 million, including $8.2 million in cash and cash equivalents. Net cash provided by operating activities decreased by $2.8 million to $24.8 million for the nine month period ended September 30, 2003. This decrease was mainly due to the decrease in net income as well as other changes in current assets and liabilities.

     Net cash used in investing activities was $64.5 million and $50.9 million for the nine months ended September 30, 2003 and 2002, respectively. The 2003 period reflects the final payments for the Highland Eagle, Highland Monarch, and Highland Valour amounting to $45.8 million, as well as other progress payments under the newbuild program and expenditures related to modifications for the North Crusader related to its contract in Brazil. Additionally, we made progress payments for the Brazilian newbuild of $3.6 million in the period. The 2002 period includes $31.2 million associated with the delivery of the newbuild vessels, the Highland Navigator and the North Mariner, and $7.8 million related to progress payments under our newbuild program and other expenditures, including a down payment on the Brazilian newbuild.

     During the nine months ended September 2003, we drew an additional $53.0 million from the Company's $100 million credit facility to fund the deliveries of the Highland Eagle, the Highland Monarch and the Highland Valour and a progress payment for the Brazilian newbuild. Financing transactions also include the repayment of $11.0 million of our earlier drawdown. As of September 30, 2003, total outstanding under this facility was $54.0 million. The current weighted average interest rate of our credit facility is 2.3%.

     Expenditures related to the vessels under construction in Norway and Brazil are expected to be approximately $27.2 million during the remainder of 2003, including the final payment for the newbuild UT722L Highland Endurance which is scheduled for delivery in December 2003 and further progress payments on the Brazilian newbuild. Drydocking expenditures for the remainder of 2003 are expected to be approximately $1.1 million. Additionally, our joint venture partner in Mexico received an award which is expected to result in a contract with Petroleos Mexicanos S.A. ("PEMEX") for two newbuild anchor handling supply vessels. These vessels will start a five year contract for PEMEX in the Gulf of Mexico in the Spring of 2005. We will arrange for the construction of the vessels at a yard to be determined. It is anticipated that funding for these vessels will come from operating cash flow as well as new or existing debt arrangements.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended September 30, 2003, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended September 30, 2003, the average NOK/U.S. dollar exchange rate was 1 USD = NOK 7.33, while the average GBP/U.S. dollar exchange rate was 1 GBP = $1.611. The average exchange rates in the comparable 2002 period were 1 USD = 7.53 NOK and 1 GBP=$1.551. Our North Sea based fleet generated $24.3 million in revenues and $0.8 million in operating income for the three months ended September 30, 2003.

     Reflected in the accompanying balance sheet as of September 30, 2003, is a $24.8 million cumulative translation adjustment which fluctuates based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated loans between the parent company and its foreign subsidiaries.

     Our debt is predominantly denominated in U.S. dollars, while a substantial portion of our revenue is generated in GBP. The construction program in Norway was denominated in NOK. We entered into hedge contracts to secure the purchase price in US dollars at that time and therefore borrowed US dollars for the progress payments. With the delivery of most of the newbuild vessels into the North Sea where they are primarily earning revenue in GBP, much of the new borrowings related to the program will likely be exchanged for GBP denominated debt in the near future. After evaluating the remaining US dollar debt, we have determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions. Our decision is based on a number of factors, including among others:

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the notes sold in the Senior Notes Offering. As of September 30, 2003, the fair value of these notes, based on quoted market prices, was approximately $130.0 million compared to a carrying amount of $129.8 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes. As of September 30, 2003, we have remaining commitments to purchase approximately NOK 223.6 million in order to satisfy our commitment to make specific NOK shipyard payments for vessels under construction. The average exchange rate of our commitment is 1 USD=NOK 9.47.

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

PART II   OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits

      See Exhibit Index for list of Exhibits filed herewith

(b)  Reports on Form 8-K.

July 14, 2003	Item 9, Regulation FD (informational only)
July 30, 2003	Item 9, Regulation FD (informational only)
October 29, 2003	Item 5, Other Events
October 30, 2003	Item 9, Regulation FD (informational only)
November 11, 2003	Item 9, Regulation FD (informational only)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            GulfMark Offshore, Inc.
                                                                            (Registrant)

                                                                  By:     /s/ Edward A. Guthrie
                                                                            -------------------------------
                                                                            Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer
Date:   November 13, 2003

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith