Form 10-K
period 2003-12-31
GULFMARK OFFSHORE INC
filed 2004-03-15
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.01 Par Value
(Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information Statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was $206,229,176, calculated by reference to the closing price of $16.77 for the common stock on the Nasdaq National Market on that date.

     Number of shares of common stock outstanding as of March 15, 2004: 20,036,120.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III Items 10,11,12, 13 and 14 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
Exhibit Index Located on Page 45.

PART I

ITEMS 1. and 2. Business and Properties

GENERAL BUSINESS

     GulfMark Offshore, Inc. is a Delaware corporation that provides offshore marine services primarily to companies involved in offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, with the balance in offshore Southeast Asia, Brazil, India, and West Africa. Periodically, we will charter vessels into other regions to meet our customers’ requirements.

     Our principal executive offices are located at 4400 Post Oak Parkway, Suite 1170, Houston, Texas 77027-3414, and our telephone number at that address is (713) 963-9522.

THE COMPANY

Offshore Marine Services Industry Overview

     Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms (“Offshore Marine Services”). This industry employs various types of vessels, referred to broadly as offshore support vessels, that are used to transport materials, supplies, equipment and personnel. Offshore Marine Service providers are employed by oil companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The Gulf of Mexico, the North Sea, offshore Southeast Asia, offshore West Africa and offshore Brazil are each major markets that employ a significant number of vessels. Vessel usage is also significant in other international areas, including India, Australia, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. Historically, few of these competitors have participated in all five of these major markets. We operate our fleet of 53 offshore supply vessels in the five major markets: 33 in the North Sea, 13 in Southeast Asia, 4 in Brazil, 2 in India and 1 in West Africa.

     Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. Additionally, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Although commodity prices have remained high by historical standards over the last two years, upstream expenditures by oil and gas exploration and development companies have not followed previous patterns of greater expenditures when commodity prices are high and lower expenditures during lower pricing periods. Each of the major geographic offshore oil and natural gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of some vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict relocation of vessels into that market and, to a lesser degree, higher operating costs restrict migration out of the market. The effect of these restrictions on vessel movement is to segment various regions into separate markets.

Growth in Size of Vessel Fleet

     The size of our fleet has grown from 51 vessels on December 31, 2001 to 53 vessels on March 1, 2004, due primarily to our ongoing program of new construction. Four vessels were delivered in 2003. One in March, two in July and the last of the Norwegian newbuild vessels, a UT 722L anchor handling, towing and supply vessel was delivered in early December 2003. Our managed fleet was reduced by two vessels subsequent to the end of 2003 bringing our total vessels under management to six. Fleet expansion is expected to provide the opportunity for growth in future periods as an additional three vessels are scheduled for delivery over the upcoming 12 months. The following table summarizes the fleet growth since December 31, 2002:

		Bareboat
	Owned	Chartered	Managed	Total
	Vessels	Vessels	Vessels	Fleet
January 1, 2003	43	4	8	55
Newbuild Program	4	—	—	4
Vessel Returns	—	(3)	—	(3)

		Bareboat
	Owned	Chartered	Managed	Total
	Vessels	Vessels	Vessels	Fleet
December 31, 2003	47	1	8	56
Vessel Sales	(1)	—	—	(1)
Vessel Returns	—	—	(2)	(2)

March 1, 2004	46	1	6	53

Vessel Classifications

     Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are neither precise nor rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are: (i) platform supply vessel; (ii) anchor handling; towing and supply vessel; (iii) construction support vessel; (iv) standby rescue vessel; (v) crewboat; (vi) specialty vessel; and (vii) utility vessel.

•	Platform Supply Vessels (“PSVs”) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150’ to 200’. Large PSVs (“LgPSVs”) range up to 275’ in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of service in construction support.

•	Anchor Handling, Towing and Supply Vessels (“AHTS”) are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower (“BHP”) are referred to as small AHTS vessels (“SmAHTS”), while AHTS vessels in excess of 10,000 BHP are referred to as large AHTS vessels (“LgAHTS”). The most powerful North Sea Class AHTS vessels have up to 25,000 BHP. All our AHTS vessels can also function as PSVs.

•	Construction Support Vessels are vessels such as pipe-laying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. A large number of our LgPSVs also function as pipe carriers. Our North Sea fleet has the distinction of being the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

•	Standby Rescue Vessels (“Stby”) perform a safety patrol function for an area and are required for all manned locations in the United Kingdom sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid and shelter and, in some cases, also function as supply vessels.

•	Crewboats (“Crew”) transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100’ to 120’ in length and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130’ to 165’ in length and can be longer with greater cargo carrying capacities. They are used primarily to transport cargo on a time-sensitive basis. We do not currently operate any vessels in this category.

•	Specialty Vessels (“SpV”) generally have special features to meet the requirements of specific jobs. The special features can include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading (“FPSOs”), diving operations, remotely operated vehicles (“ROVs”), survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions, and two managed vessels are currently chartered for specialty functions.

•	Utility Vessels are typically 90’ to 150’ in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. We do not currently operate any vessels in this category.

The North Sea Market

     We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major oil companies and state-owned oil companies), in large part because of the significant financial commitment required in this market. Recently, however, there have been a number of independent operators who have begun to develop fields in the North Sea or who have made significant acquisitions from the major oil companies with plans to further develop these properties. Projects in the North Sea tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments such as the Gulf of Mexico. Due to these factors, vessel demand in the North Sea has generally been stable and less susceptible to abrupt swings than vessel demand in other regions.

     This market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the more volatile exploration segment of the market represents the primary demand for AHTS vessels. While supply vessels support the exploration segment, they also support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, since AHTS vessels are capable of performing in a supply role, with the recent reduction in exploration and production activities in the North Sea, many AHTS vessels have been available to compete in the supply vessel market and thus contributed to lower day rates in the last half of 2003.

     Our North Sea based fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 29 owned and bareboat chartered vessels (19 PSVs, 4 AHTS vessels, and 6 SpV) and 6 managed PSV vessels. Onshore bases in Aberdeen, Scotland and Liverpool, England support these vessels.

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

     The supply of vessels to the region has also been a factor in determining vessel utilization and day rates. This is due to newbuild vessels being delivered to the market and the migration of vessels to other markets, either permanently or for temporary assignments. The demand for existing vessels outside of the North Sea and the expanded role for deepwater projects in worldwide locations has continued to lead to migrations of vessels to other operating areas. As 2002 was coming to a close, we mobilized three vessels from the North Sea to other operating areas. The Highland Legend went to Southeast Asia, the Highland Piper went to Brazil and the newly delivered Highland Bugler went to India. In 2003, the North Crusader mobilized to Brazil as a front-runner for the Brazilian vessel under construction and the Highland Drummer mobilized to India along with a managed vessel. In 2004 we will mobilize the Highland Warrior to Brazil on a four year contract, the Highland Patriot to Southeast Asia where we believe we can gain higher vessel utilization, we will bring the Highland Bugler back to the North Sea after completion of its contract in India and likely mobilize another vessel to Brazil. All of these vessel movements have been undertaken to place the respective vessels in contracts which were more attractive than remaining in the North Sea spot market. It is our intent to continue to seek opportunities for term work at attractive rates outside of the North Sea while preserving our capability to take advantage of market conditions should they improve in this market.

The Southeast Asia Market

     We define the Southeast Asia market as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam. The design requirements for vessels in this market are generally similar to the requirements of the shallow water Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand in this market and the technical requirements for vessels. We believe that a number of exploration and production projects planned or underway could increase the future demand for Offshore Marine Services in the Southeast Asia market. We currently have 13 vessels deployed in this market.

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

     Vessels in this market are typically smaller than those operating in areas such as the North Sea. Yet, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas where moderate weather conditions prevail have historically made up the bulk of the Southeast Asian fleet. In the middle part of the 1990s there was pressure (most notably from Malaysia) to upgrade offshore vessel capabilities by establishing limits on the age of vessels working in certain countries’ territorial waters and encouraging construction of new vessels designed to operate in this region. Demand for larger, newer and higher specification vessels is developing in the region where deepwater projects occur or where oil and gas companies employ larger fleets of vessels. This development led us to mobilize the Highland Legend from the North Sea to this market in late 2002 and the Highland Patriot in early 2004 to meet the changing market in the region, as both of these vessels are larger than the typical vessels of the region.

     Changes in supply and demand dynamics have led at times, most recently during 1999, to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to this region would involve a significant cash and opportunity cost. Historically, there has been minimal movement between these operating areas, however, due to softness in other markets, vessel movements into the Southeast Asia vessel market are becoming more of a factor in the supply/demand equation.

     Indonesia is the only member of OPEC in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Several large projects have now been identified that would exploit gas reserves as well as convert gas into LNG for shipment to other areas of the world where gas demand is anticipated to continue to grow. Indonesian-based operations utilize the largest number of service vessels in the region. Demand in Indonesia has seen a number of peaks and valleys during the past decade, but over the last several years has remained relatively constant with utilization levels remaining relatively high and day rates steady. We currently have two vessels operating in Indonesia for a major oil and natural gas company, one of our U.S. built PSVs and a vessel mobilized from the North Sea in the last quarter of 2002.

The Brazilian Market

     Similar to the North Sea, the Brazilian market requires highly sophisticated vessels due to the harsh operating environment. We have experienced success in meeting the market requirements through owned, managed and bareboat chartered vessels and will look to our existing and newbuild fleet to meet the expanding demand for vessels in this important market.

     Over the last several years, the Brazilian government has opened up the petroleum industry to private investment. The early bid rounds resulted in extensive commitments by major international oil companies and consortiums of independents, which have explored and will continue to explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTS and PSV vessels in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. As this activity increases throughout 2002-2004 to meet the commitments of the oil companies to the Brazilian government, there will be a growing demand for offshore support vessels. In addition, Petróleo Brasiliero S.A. (“Petrobras”), the Brazilian national oil company, has announced expansion plans for the next several years which will create additional demand for offshore support vessels. We have been active in bidding on additional work with both Petrobras and the consortiums and believe we will be successful in the award of a contract for additional vessels in the region.

     Currently we operate four vessels in this region and we are mobilizing an additional vessel to the area in 2004. The Seapower has been operating in Brazil since 1995 under a contract with Petrobras, which runs into October 2005. The Highland Scout has been contracted to Petrobras since January 2000 and is contracted into December 2004. The Highland

Piper began a contract in 2003 with Petrobras which will commit the vessel through October 2004. During 2002 we were awarded a contract with Enterprise Oil do Brasil Ltda., a subsidiary of the Royal Dutch/Shell Group, in support of its Brazilian program in the Campos Basin. The program is expected to last eight years. The North Crusader mobilized to Brazil in the second quarter of 2003 as a front-runner for the vessel we have under construction in Brazil that is scheduled for delivery in mid 2004.

     We were recently awarded a contract for the Highland Warrior by Petrobras for a four year contract to begin in the summer of 2004. The vessel will mobilize to Brazil after completing some modifications to meet the contract specifications.

The West African Market

     During January 2000, we mobilized a bareboat chartered vessel from the North Sea market to Equatorial Guinea under a two-year contract with a major international oil company which was subsequently extended into 2003. This marked our entry into this market and was viewed as an important step for us in meeting the growing demand for deepwater capable vessels in the emerging West African Offshore Marine Services market. In 2001, we mobilized one of our managed AHTS vessels to West Africa in support of a construction/cable installation program whereby we gained additional operating experience. We currently have one of the newbuild vessels, the Highland Monarch, on a six month contract in Nigeria that began in the fall of 2003 and is scheduled for completion in March 2004. The heightened level of offshore expenditures in the region has created an increase in the demand for vessels to support drilling operations in this region, as evidenced by the increase in vessel contracts awarded over the period 1999-2003. We still are of the belief that the market in this region has one of the highest potentials for attracting North Sea capable vessels, as the majority of bid tenders are for modern deepwater specification vessels. Although bid activity has increased for projects in Nigeria, Angola, Mauritania and Equatorial Guinea; due to a variety of reasons, many projects have been delayed. We will look to our current fleet of vessels to meet the requirements of this market once projects are initiated. In the interim, we believe we can be effective on bidding our equipment into the region on specific instances where vessel requirements demand higher specification vessels.

New Vessel Construction Program

     During 2000, we committed to the construction of nine new North Sea class vessels with a Norwegian shipbuilder. This shipyard previously constructed several of our other newbuilds including the UT 755 design PSVs. The newbuild program included six PSVs and three AHTSs with all vessels designed to be multi-functional in that they are capable of supporting underwater remotely operated vehicle (“ROV”) operations as well as traditional offshore support operations. All of the vessels were built to Rolls Royce/Ulstein specifications and included two UT 745 PSVs, four UT 755 PSVs and three UT 722L AHTS vessels. All of these vessels have been delivered on time and within budget.

     Additionally, we have contracted with the shipyard’s Brazilian affiliate for the construction of a multi-purpose, Multi Function Support Vessel (“MFSV”), for an estimated cost of $24.0 million. In December of 2003, we entered into a contract to build two 6,000 horse power AHTS vessels pursuant to a contract with our joint venture partner in Mexico for Pemex. These two vessels will cost a total of approximately $22.0 million and are scheduled to be delivered in the first quarter of 2005. At December 31, 2003, additional payments of $27.7 million are remaining to be paid on these vessels under construction. As of the end of 2003, we have spent $202.7 million, including $88.2 million in 2003. The following table outlines the cost and contracted delivery schedule of the program:

	Vessel		Cost
Vessel	Type	Delivery Date	(millions)
Delivered Vessels
UT 755L (Highland Fortress)	PSV	July 12, 2001	$14.0
UT 745 (Highland Navigator)	PSV	February 27, 2002	18.8
UT 745 (North Mariner)	PSV	February 28, 2002	19.7
UT 755 (Highland Bugler)	PSV	October 15, 2002	12.8
UT 722L (Highland Courage)	AHTS	December 12, 2002	30.8
UT 755L (Highland Eagle)	PSV	March 20, 2003	14.9
UT 755 (Highland Monarch)	PSV	July 2, 2003	12.9
UT 722L (Highland Valour)	AHTS	July 2, 2003	30.3
UT 722L (Highland Endurance)	AHTS	December 5, 2003	30.2

Total Delivered Vessel Cost			$184.4
Under Construction
UT 719-2 MFSV (Austral Abrolhos)	SpV	3rd Qtr 2004	24.0
TBN 6,000 BHP AHTS	AHTS	1st Qtr 2005	11.0
TBN 6,000 BHP AHTS	AHTS	1st Qtr 2005	11.0

Total Cost of Vessels Under Construction			$46.0

Our Fleet

     Our existing fleet as of March 11, 2004 includes 53 vessels. Of these vessels, 46 are owned by us, 1 is bareboat chartered from another owner and 6 are under management for other owners. Additionally, there are 3 remaining vessels to be delivered as part of our newbuild program.

		Type			Length	BHP	DWT
Fleet	Vessel	(a)	Flag	Delivery	(feet)	(b)	(c)
NORTH SEA BASED
Owned
	Highland Bugler	LgPSV	UK	2002	221	5,450	3,115
	Highland Champion	LgPSV	UK	1979	265	4,800	3,910
	Highland Drummer	LgPSV	UK	1997	221	5,450	3,115
	Highland Eagle	LgPSV	UK	2003	221	5,450	3,115
	Highland Fortress	LgPSV	UK	2001	236	5,450	3,200
	Highland Monarch	LgPSV	UK	2003	236	5,450	3,200
	Highland Navigator	LgPSV	UK	2002	275	9,600	4,320
	Highland Pioneer	LgPSV	UK	1983	224	5,400	2,500
	Highland Pride	LgPSV	UK	1992	265	6,600	3,075
	Highland Rover	LgPSV	UK	1998	236	5,450	3,200
	Highland Star	LgPSV	UK	1991	265	6,600	3,075
	Highland Warrior	LgPSV	Bermuda	1981	265	5,300	4,049
	North Challenger	LgPSV	Norway	1997	221	5,450	3,115
	North Fortune	LgPSV	Norway	1983	264	6,120	3,366
	North Mariner	LgPSV	Norway	2002	275	9,600	4,320
	North Prince	LgPSV	UK	1978	259	6,000	2,717
	North Stream	LgPSV	Norway	1998	276	9,600	4,320
	North Traveller	LgPSV	Norway	1998	221	5,450	3,115
	North Truck	LgPSV	Norway	1983	265	6,120	3,370
	North Vanguard	LgPSV	Norway	1990	265	6,600	4,000
	Safe Truck	LgPSV	UK	1996	221	5,450	3,115
	Highland Courage	AHTS	UK	2002	260	16,320	2,000
	Highland Endurance	AHTS	UK	2003	260	16,320	2,000
	Highland Valour	AHTS	UK	2003	260	16,320	2,000
	Clwyd Supporter	SpV	UK	1984	266	10,700	1,400
	Highland Spirit	SpV	UK	1998	202	6,000	1,800
	Highland Sprite	SpV	UK	1986	194	3,590	1,442
	Sefton Supporter	SpV	UK	1971	250	1,620	1,233
	Sentinel	SpV	Norway	1979	266	4,600	2,477
Chartered	Torm Heron	AHTS	Bermuda	1999	241	15,000	2,900
SOUTHEAST ASIA BASED
Owned	Highland Guide	LgPSV	Panama	1999	218	4,640	2,800
	Highland Legend	PSV	UK	1986	194	3,590	1,442
	Highland Patriot	LgPSV	UK	1982	233	4,800	2,649
	Seawhip	SmAHTS	Panama	1983	192	3,900	1,200
	Seawitch	SmAHTS	Panama	1983	192	3,900	1,200
	Sea Conquest	SmAHTS	Panama	1977	185	3,850	1,142
	Sea Diligent	SmAHTS	Panama	1981	192	4,610	1,219
	Sea Eagle	SmAHTS	Panama	1976	185	3,850	1,215
	Sea Endeavor	SmAHTS	Panama	1981	191	4,000	1,000
	Sea Explorer	SmAHTS	Panama	1981	192	5,750	1,420
	Sea Searcher	SmAHTS	Panama	1976	185	3,850	1,215
	Sem Courageous	SmAHTS	Malaysia	1981	191	4,000	1,000
	Sem Valiant	SmAHTS	Malaysia	1981	191	4,000	1,000
BRAZIL BASED
Owned	Highland Piper	LgPSV	UK	1996	221	5,450	3,115
	Highland Scout	LgPSV	Panama	1999	218	4,640	2,800
	North Crusader	AHTS	Norway	1984	236	12,000	2,064
	Seapower	SpV	Panama	1974	222	7,040	1,205
	Austral Abrolhos MFSV (d)	SpV	Brazil	2004	215	7,000	1,850
	TBN I (d)	AHTS	Mexico	2005	196	5,916	TBD
	TBN II (d)	AHTS	Mexico	2005	196	5,916	TBD

(a)	Legend:	LgPSV - Large platform supply vessel
PSV - Platform supply vessel
AHTS - Anchor handling, towing and supply vessel
SmAHTS - Small anchor handling, towing and supply vessel
SpV - Specialty vessel, including towing and oil spill response

(b)	Brake horsepower.

(c)	Deadweight tons.

(d)	Vessel currently under construction in shipyard.

Customers, Contract Terms and Competition

     Our principal customers are major integrated oil companies and large independent oil and natural gas exploration, production companies working in international markets, and foreign government owned or controlled oil companies, as well as companies that provide logistic, construction and other services to such oil companies and foreign government organizations. The contracts are industry standard time charters involving several of our vessels for periods ranging from a few days or months to more than a year. The contracts are generally not cancelable except for unsatisfactory performance by the vessel. During 2003, as a result of our efforts to diversify our vessels away from the North Sea as well as reduce our dependence on any one type of customer, there was no single customer that accounted for 10% or more of our revenues.

     Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Historically, term charters in the Offshore Marine Services industry have generally extended from six months to one year in length. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common, and we believe that term charters constitute a significant portion of the market. Term charters in Southeast Asia are currently somewhat less common than in the North Sea and generally are two years or shorter in length. In the developing Brazil and West Africa markets, term charters are relatively common due to the harsh operating conditions, the scarcity of quality equipment and the distance to larger markets. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters”. Because of frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.

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

     Substantially all of our charters are fixed in British pounds, Norwegian Kroner and U.S. dollars. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency matching its operating expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Currency Fluctuations and Inflation.”

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

Fleet Availability

     A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract as of March 1, 2003 and March 3, 2004:

	As of March 1, 2003		As of March 3, 2004
	2003	2004	2004	2005
	Vessel Days	Vessel Days	Vessel Days	Vessel Days
North Sea Based Fleet	58.5%	48.8%	39.3%	37.9%
Southeast Asia Based Fleet	69.6%	2.6%	34.1%	13.4%
Brazil Based Fleet	57.1%	55.6%	89.9%	55.7%
Overall Fleet	59.3%	36.1%	43.2%	32.9%

     These commitments provide us with a forward view of vessel income in the respective periods based on the contract rates that are in effect on each of the contracts comprising the forward days less the estimated costs of operating the vessels in each geographical area. The decrease in the percentage of contracted days from 2003 to 2004 for the current year and one year forward is primarily a reflection of the weak North Sea market during 2003 and the first several months of 2004 for long term (greater than one year) contracts at day rates we deem to be acceptable.

Environmental and Government Regulation

     We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. We believe that we are in material compliance with all applicable laws and regulations. The International Maritime Organization recently made the regulations of the International Safety Management (“ISM”) Code mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications which became effective on July 1, 2002. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

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

Employees

     At December 31, 2003, we had 1,175 employees located in the United States, the United Kingdom, Norway, Southeast Asia and Brazil. Additionally, through our contract with a crewing agency, we participate in collective bargaining arrangements with 856 contract crew members working on our North Sea vessels under evergreen employment agreements with wages renegotiated annually in June. We have no other collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

Properties

     Our principal executive offices are located in Houston, Texas. For local support, we have offices and warehouse facilities in: Singapore; Aberdeen, Scotland; Sandnes, Norway and Macae, Brazil. All facilities, except one owned facility in Aberdeen, Scotland, are leased. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

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

     We have established an accrual in our financial statements, which we believe is adequate, to cover any contingent liabilities that may arise under the indemnity. Any future successor of GulfMark may be required to assume these indemnity obligations, which may have the effect of delaying, deferring or preventing a change of control.

Other Claims

     One vessel acquired as part of the 2001 Sea Truck acquisition was committed to be sold to its charterer under an agreement which would have resulted in the transfer of the vessel on April 1, 2003. In December 2002, the charterer defaulted under the provisions of the charter agreement, which terminated the purchase obligation, and has subsequently filed for bankruptcy protection. Although no litigation has been filed, we are in the process of determining what remedies may exist. In June 2003 we received a $0.6 million payment related to the default provisions of the contract; however, the vessel remained in port as there was a claim filed by the charterer against us regarding charterer owned equipment remaining on the vessel. In December 2003 we reached a $0.5 million settlement agreement providing for an additional payment and the transfer of ownership of certain equipment to the equipment owner and to do certain remedial work related to vessel seaworthiness. This removal and reinstatement work was completed in February 2004 and the vessel, renamed the Sentinel, has sailed from the port where it was detained and will rejoin the fleet after drydocking in March 2004.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ National Market under the symbol “GMRK.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported:

	2003		2002
	High	Low	High	Low
Quarter ended March 31	$15.70	$12.50	$20.17	$13.11
Quarter ended June 30	$18.63	$12.66	$24.63	$17.65
Quarter ended September 30	$17.49	$12.38	$21.75	$11.60
Quarter ended December 31	$15.67	$12.64	$17.90	$11.51

     For the quarter ended March 31, 2004 (through March 11, 2004), the range of low and high sales prices was $13.28 to $17.15, respectively. On March 11, 2004, the closing sale price of our common stock as reported by the NASDAQ National Market was $15.55 per share. As of March 15, 2004, there were 605 shareholders of record.

     We have not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture under which the Notes (as hereinafter defined) are issued, we may be restricted from declaring or paying dividends; however, we currently anticipate that, for the foreseeable future, any earnings will be retained for the growth and development of our business. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors, financial requirements, general business conditions and other factors. Equity compensation plan information required by this item may be found in Note 8 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 herein.

ITEM 6. Selected Consolidated Financial Data

     The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(In thousands, except per share amounts)
Operating Data :
Revenues	$129,900	$133,919	$114,063	$77,702	$72,258
Direct operating expenses	69,836	58,007	43,403	34,060	34,127
Bareboat charter expense	6,505	9,287	8,931	6,661	7,089
General and administrative expenses	10,801	10,027	7,623	6,328	6,087
Depreciation and amortization	28,031	21,414	15,327	12,613	12,420

Operating income	14,727	35,184	38,779	18,040	12,535
Gain on sale of assets	16	181	—	3,651	—
Interest expense, net	(12,750)	(10,938)	(11,569)	(10,731)	(9,501)
Loss from unconsolidated venture	(76)	(312)	—	(214)	(865)
Minority interest	—	227	(1,524)	—	—
Other income (expense), net	(1,191)	2,578	23	217	—
Income tax (provision) benefit	(192)	(2,959)	12,213	(3,056)	(308)

Net income	$534	$23,961	$37,922	$7,907	$1,861

Earnings per share from continuing operations (basic)	$0.03	$1.25	$2.31	$0.48	$0.11
Weighted average common shares (basic)	19,919	19,132	16,388	16,326	16,258
Earnings per share from continuing operations (diluted) (a)	$0.03	$1.22	$2.26	$0.47	$0.11
Weighted average common shares (diluted) (a)	20,272	19,566	16,806	16,652	16,542
Statement of Cash Flows Data:
Cash provided by operating activities	$26,899	$41,239	$41,759	$14,349	$16,376
Cash used in investing activities	(99,055)	(94,530)	(85,241)	(6,240)	(19,739)
Cash provided by financing activities	68,540	39,584	31,526	110	46
Effect of exchange rate changes on cash	1,718	1,192	(812)	(2,178)	(40)
Other Data:
EBITDA (b)	$42,758	$56,598	$54,106	$30,653	$24,955
Cash dividends per share	—	—	—	—	—
Total vessels in fleet (c)	53	55	51	47	51
Average number of owned or chartered vessels(d)	46.8	43.5	38.0	33.6	31.8

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$7,510	$9,408	$21,923	$34,691	$28,650
Vessels and equipment including construction in progress, net	485,502	379,208	262,364	182,628	195,358
Total assets	574,675	486,547	352,051	263,914	270,582
Long-term debt (e)	236,589	165,233	180,669	130,097	130,128
Total stockholders’ equity	292,128	254,779	133,392	97,587	104,678

(a)	Earnings per share is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding.

(b)	As used herein, EBITDA is operating income plus depreciation and amortization. EBITDA is used by management as a supplemental financial measurement in the evaluation of our business and in establishing our capital budget and should not be considered as an alternative to net income, as an indicator of our operating performance, as an alternative to cash flows or as a measure of liquidity. Because EBITDA is not uniformly calculated among and across industry groups, this measure may not be comparable to similarly titled measures reported by other companies. EBITDA is presented here to provide additional information. The following table reconciles this non-GAAP measurement to GAAP:

	2003	2002	2001	2000	1999
Operating income	14,727	35,184	38,779	18,040	12,535
Plus: Depreciation and amortization	28,031	21,414	15,327	12,613	12,420

EBITDA	$42,758	$56,598	$54,106	$30,653	$24,955

(c)	Includes managed vessels in addition to those that are owned and chartered. See page and 9 for further information concerning our fleet.

(d)	Includes owned and chartered vessels only. Adjusted for additions and dispositions occurring during each period. See page 9 for further information concerning our fleet.

(e)	Excludes current portion of long-term debt.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained herein. See also “Selected Consolidated Financial Data.”

General

     Our operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. These factors are driven by trends within the oil and natural gas exploration and production industry, which generally affect the demand for vessels, as well as by trends impacting the broader economy and capital markets, which generally affect the supply of vessels. While offshore support vessels service existing oil and natural gas production platforms and exploration and development activities, incremental demand depends primarily upon drilling activity, which in turn is related to both short-term and long-term trends in oil and natural gas prices. As a result, trends in oil and natural gas prices may significantly affect fleet utilization and day rates. Over the last two years, commodity prices have remained at relatively high levels, yet the companies that explore for and produce oil and natural gas have not increased expenditures for exploration and development activities. This is contrary to historical precedents where oil and natural gas exploration and development activity increases when commodity prices are high and decreases when prices decline. Although demand is still low and day rates remain depressed in the North Sea, we believe that there are encouraging signs that this market may be improving. This has been evidenced by recent announcements in both the U.K and Norwegian sectors of the North Sea of contracts for drilling rigs, in addition to announcements by several oil and natural gas companies of the development of several gas fields in Norway along with the associated pipelines to provide natural gas to the U.K. We look for most of this activity increase to occur in the latter half of 2004 and into 2005.

     An additional factor affecting operating earnings is the mix of vessels owned versus bareboat chartered by us. Owned and bareboat chartered vessels generate operating revenues and may incur expenses at similar rates. However, chartered vessels also incur bareboat charter hire expense instead of depreciation expense. Depreciation expense is generally less than bareboat charter expense. During 2003, three bareboat chartered vessels were returned with the final vessel to be returned in June 2004.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and certification. Should we undertake a large number of drydockings in a particular fiscal period, comparative results may be affected. For the year ended December 31, 2003, we completed the drydocking of 20 vessels at an aggregate cost of $7.5 million, versus 14 vessels at an aggregate cost of $6.2 million in 2002 and 15 vessels drydocked at an aggregate cost of $4.9 million in 2001.

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

Valuation Allowances

     Our valuation allowances, especially related to potential bad debts in accounts receivable, involve reviews of underlying details of these receivables, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We currently have not reflected a valuation allowance to reduce our deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

Deferred Drydocking and Deferred Financing Costs

     Costs incurred in connection with drydocking are capitalized and amortized over 30 months, which approximates the period between required drydockings. Deferred financing costs are capitalized as incurred and are amortized over the expected term of the related debt.

Goodwill

     Goodwill primarily relates to the 1998 acquisition of Brovig Supply and the June 2001 acquisition of Sea Truck and has been allocated based on the estimated fair market value of net tangible assets acquired. The determination of impairment of all long-lived assets, including goodwill, is conducted as indicators of impairment are present and at least annually on December 31 for goodwill. If such indicators were present, the determination of the amount of impairment would be based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

Income Taxes

     A significant portion of our earnings originates in regions that provide for an alternative taxing structure created specifically for shipping companies. These alternative structures provide for tax at rates significantly lower than would apply if we were not a qualified shipping company. Should our organization change or should the laws that created the tax structure change, we would be required to provide for taxes at rates much higher than currently reflected in the financial statements. Additionally, when our pre-tax earnings in higher tax jurisdiction increases, there can be a significant fluctuation in our average tax rate. This can cause volatility in the comparison of our tax rate from period to period.

Commitments and Contingencies

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle the liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, postretirement benefits, warranty claims and contract claims.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2003 and December 31, 2002.

     Because of the weakness experienced in our major market of the North Sea and despite the increase in the number of owned vessels in the year, our revenues decreased from $133.9 million to $129.9 million. For the year ended December 31, 2003, we reported net income of $0.5 million, $0.03 per diluted share compared to $24.0 million, or $1.22 per diluted share in the prior year.

     The weakness in exploration and development activities in 2003 as described earlier, and the increased number of vessels which we had in the spot market where both day rates and utilization were well below historical levels, caused us to continue the strategy we implemented in 2002 whereby we elected not to charter our vessels on long-term contracts at the prevailing rates. The result of this strategy was that our average utilization for the North Sea decreased when compared to the prior year and caused the overall utilization for the year to decrease slightly from the prior year. Utilization and day rates in the other two regions, namely Brazil and Southeast Asia, remained fairly consistent in 2003 when compared to 2002.

     The decrease in revenue therefore was entirely attributable to lower day rates and utilization in the North Sea which reflected a $19.0 million decrease. Partially offsetting this decrease was the full year impact of vessels added to the fleet from the newbuild program in 2002 and the addition of the four new vessels in 2003. These additions to capacity, reduced by the return of three bareboat chartered vessels in 2003, contributed an additional $15.3 million more in revenue than in the prior year. During 2003, day rates, which are generally denominated in international currencies, were significantly lower in the North Sea, but due to the weakness of the U.S. Dollar, the currency effect largely offset the lower day rates. In the table below, the North Sea day rate is a reflection of all vessels which are categorized in the North Sea and therefore the averages reflect all factors including day rates, utilization, currency effects and the increase in owned vessels. The following table summarizes average day rates, overall utilization and average vessels owned or chartered for the comparable periods:

	Year ended December 31,
			Increase
	2003	2002	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$11,042	$10,839	$203
Southeast Asia Based Fleet	5,075	4,744	331
Brazil Based Fleet	11,707	10,229	1,478
Overall Utilization (a) (b):
North Sea Based Fleet (c)	78.3%	94.2%	(15.9)%
Southeast Asia Based Fleet	83.8%	82.4%	1.4%
Brazil Based Fleet	92.8%	94.8%	(2.0)%
Average Owned or Chartered Vessels (a) (d):
North Sea Based Fleet	30.8	28.6	2.2
Southeast Asia Based Fleet	12.0	11.7	0.3
Brazil Based Fleet	4.0	3.2	0.8

Total	46.8	43.5	3.3

(a)	Includes all owned or bareboat chartered vessels as well as the joint venture bareboat chartered vessel. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2003, and 2002 were £ = $1.63 and £ = $1.50, respectively. The North Sea Based Fleet includes certain vessels working in India.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

     Direct operating expenses increased $11.8 million in 2003. This increase was due to the increased number of vessels in the fleet as well as higher costs due to stronger currencies in the operating regions compared to the reporting currency. Bareboat charter expense decreased $2.8 million as a direct result of the return of three bareboat chartered vessels during 2003. General and administrative expenses increased $0.8 million in 2003. Half of the increase was due to higher exchange rates with the balance due to the expanded fleet size. Depreciation expense also increased in 2003 by $6.6 million when compared to 2002 as a result of the fleet increases and the currency effect. Net interest expense reflected an increase of $1.8 million due to a higher level of borrowings required to support the newbuild vessel program and lower interest income reflecting reduced cash balances available for investment. Additionally, we reported an unfavorable variance in the other category related to the weakening of the Norwegian Kroner versus our Sterling denominated debt in our Norwegian subsidiary.

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

     The increase in revenue was attributable primarily to the delivery of four new vessels during the year as well as the full year effect of vessels added to the fleet in 2001 from the June 2001 acquisition of Sea Truck Holdings, AS in Norway, the acquisition of two vessels operating in the Liverpool Bay and four newbuild vessels delivered over the course of 2001. These additions to capacity contributed more than $23.0 million in increased revenue offset by reductions in utilization in the North Sea and Southeast Asia. During 2002, dayrates, which are generally denominated in international currencies, were lower than prior year; however, because of a weaker US dollar compared to these currencies, the total day rate effect on revenue was very minor. Operating expenses increased $14.6 million in 2002. This increase was due primarily to the increased number of vessels in the fleet as well as higher costs due to stronger currencies in the operating regions compared to the reporting currency. General and administrative expenses increased $2.4 million in 2002 primarily due to the full year effect of the addition of the Norwegian operating base acquired in the Sea Truck acquisition as well as higher costs due to the expanded fleet and an expanded presence in Brazil. Depreciation expense also increased in 2002 by $6.1 million when compared to 2001 as a result of the fleet increases and the currency effect. Net interest expense reflected a decrease of $0.6 million the repayment of borrowings under the credit facility with proceeds from our March 2002 sale of stock and lower interest rates on portions of our outstanding debt. Minority interest in 2002 reflected a benefit of $0.2 million related to losses on a joint venture vessel in 2002 before the July dissolution of the venture. Additionally, we reported a favorable variance in the other category related to the strengthening of the Norwegian Kroner versus our Sterling denominated debt in our Norwegian subsidiary. The following table summarizes average day rates, overall utilization and average vessels owned or chartered for the comparable periods:

	Year ended December 31,
			Increase
	2002	2001	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$10,839	$10,932	$(93)
Southeast Asia Based Fleet	4,744	4,353	391
Brazil Based Fleet	10,229	9,576	653
Overall Utilization (a) (b):
North Sea Based Fleet (c)	94.2%	96.9%	(2.7)%
Southeast Asia Based Fleet	82.4%	86.4%	(4.0)%
Brazil Based Fleet	94.8%	93.7%	1.1%
Average Owned or Chartered Vessels (a) (d):
North Sea Based Fleet	28.6	23.0	5.6
Southeast Asia Based Fleet	11.7	12.0	(0.3)
Brazil Based Fleet	3.2	3.0	0.2

Total	43.5	38.0	5.5

(a)	Includes all owned or bareboat chartered vessels as well as the joint venture bareboat chartered vessel. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2002, and 2001 were £ = $1.50 and £ = $1.44, respectively.

(e)	Adjusted for vessel additions and dispositions occurring during each period.

Liquidity and Capital Resources

     Our ongoing liquidity requirements arise primarily from our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. As of March 11, 2004, we have three new vessels under construction which will require payments of $23.5 million in 2004 and $4.2 million in 2005. Historically, bank financing and internally generated funds have provided funding for these activities. Estimated cash flow from operations, cash balances on hand and our Multi-currency Credit Facility should be adequate to meet the requirements of the newbuild program and routine capital expenditures for drydocking and enhancements to our existing fleet.

Long-Term Debt

     The Multi-currency Credit Facility is with a syndicate of five banks and is secured by certain assets. The maximum commitment amount is $100 million. At December 31, 2003, a total of $86.2 million was drawn under the Multi-currency Credit Facility which had remaining availability of $13.8 million. Interest on outstanding balances accrues at LIBOR plus a margin ranging from 1.2% to 1.5% depending on our ratio of funded debt to total capitalization (“Leverage Ratio”). The margin as of December 31, 2003 was 1.3%. At December 31, all outstanding borrowings under the Multi-currency Credit Facility were denominated in Sterling in order to match the Sterling denominated revenue stream for the collateral vessels. The average interest rate on the outstanding borrowings under the Credit Facility was 5.3%. The Multi-currency Credit Facility will begin quarterly reductions in availability of $4 million in September 2004 with a final reduction of $44 million in March 2008. The Multi-currency Credit Facility requires us not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We were in compliance with all Multi-currency Credit Facility covenants at December 31, 2003.

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

     The indenture under which the Notes are issued imposes operating and financial restrictions on us. These restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend or other payments. We were in compliance with all Notes covenants at December 31, 2003.

     We also have two credit facilities relating to each of our 2002 acquisitions of Sea Truck and Clear Seas. The Sea Truck debt, consisting of three tranches, each secured by a vessel, totaled $20.1 million as of December 31, 2003. This debt amortizes in various quarterly amounts until maturity in 2008. The debt related to the acquisition from Clear Seas totaled $6.1 million and is secured by two vessels. This debt amortizes quarterly until its maturity in 2006.

Current Year Cash Flow

     As of December 31, 2003, we had cash on hand of $7.5 million. Cash flows from operations for the year ended December 31, 2003, were $26.9 million compared to $41.2 million in the previous year. The change in operating cash flow reflected the weaker North Sea market conditions.

     Cash flows used for investing activities for the years ended December 31, 2003 and 2002 were $99.1 million and $94.5 million, respectively. Our capital expenditures in 2003 included $91.6 million related to vessel and other fixed assets. The number of vessels required to be drydocked also impacts investing activities as vessels must be drydocked every two to three years to meet regulatory requirements. In 2003, there were 20 vessels drydocked at an aggregate cost of $7.5 million compared to 14 vessels drydocked in 2002 at an aggregate cost of $6.2 million. We have budgeted approximately $6.6 million to drydock 18 vessels in 2004.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regime in lieu of income taxes in both the United Kingdom and Norway substantially reduces the cash required for taxes in each of these regions, whereas we provide for taxes at U.S. statutory rates on vessel income from other jurisdictions based on subpart F regulations of the Internal Revenue Code. Our tax provision can therefore fluctuate greatly depending on the mix of income from low tax jurisdictions of the U.K. and Norway versus income outside of these areas.

Debt and Other Contractual Obligations

     The following table summarizes our contractual obligations at December 31, 2003 and the effect these obligations are expected to have on liquidity and cash flows in future periods (In millions).

	2004	2005	2006	2007	2008	Thereafter
Repayment of Long-Term Debt	$5.7	$15.8	$22.4	$18.2	$180.4	$—
Newbuild Program Commitments	23.5	4.2	—	—	—	—
Bareboat Charter Commitments	1.4	—	—	—	—	—
Non-Cancelable operating leases	0.2	0.1	0.1	—	—	—

Total	$30.8	$20.1	$22.5	$18.2	$180.4	$—

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

Other Commitments

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $8.6 million at December 31, 2003. All of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

Currency Fluctuations and Inflation

     Contracts for vessels in the North Sea fleet are primarily denominated in British pounds. Operating costs for these vessels are generally in either British pounds or Norwegian Kroner. The North Sea fleet generated 74% of our total consolidated revenue for the year ended December 31, 2003. In 2003, the British pound/U.S. dollar exchange rate ranged from a high of £ = U.S. $1.78 to a low of £ = U.S. $1.55 with an average of £ = U.S. $1.63 for the year. As of March 11, 2004, the exchange rate was £ = U.S. $1.81

     Our outstanding debt of $242.3 million includes $130 million denominated in U.S. dollars with the balance denominated in British pounds. A substantial portion of our revenue is generated in British pounds. We have evaluated these conditions and have determined that it is in our interest not to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

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

     Reflected in the accompanying balance sheet at December 31, 2003, is a $51.8 million cumulative translation adjustment primarily relating to the higher British pound and Norwegian Kroner exchange rate as of December 31, 2003 in comparison to the exchange rate when we invested capital in our subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar denominated inter- company loans. The current year’s change reflects the significant weakness in the U.S. dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We believe we have no interests in VIEs that will require disclosure or consolidation under FIN 46. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised Interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the Senior Notes, which are due June 1, 2008. They have a stated interest rate of 8.75% and an effective interest rate of 8.8%. At December 31, 2003, the fair value of these notes, based on quoted market prices, was approximately $134.6 million, as compared to a carrying amount of $129.8 million.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

     To the Board of Directors and Stockholders of GulfMark Offshore, Inc and subsidiaries:

     We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill.

Ernst & Young LLP

Houston, Texas
February 26, 2004

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,510	$9,408
Accounts receivable, net	37,587	32,071
Prepaids and other	4,569	4,814

Total current assets	49,666	46,293

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $108,685,000 in 2003 and $80,313,000 in 2002	465,942	353,719
CONSTRUCTION IN PROGRESS	19,560	25,489
INVESTMENT IN UNCONSOLIDATED VENTURE	—	117
GOODWILL	28,775	27,774
FAIR VALUE HEDGE	—	21,983
DEFERRED DRYDOCKING AND OTHER	10,732	11,172

	$574,675	$486,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,711	$5,298
Accounts payable	9,733	10,844
Accrued personnel costs	7,771	7,513
Accrued interest expense	1,302	1,232
Other accrued liabilities	2,084	1,047

Total current liabilities	26,601	25,934

LONG-TERM DEBT	236,589	165,233
DEFERRED TAX LIABILITIES	18,514	17,774
UNREALIZED GAIN ON FAIR VALUE HEDGE	—	21,983
OTHER LIABILITIES	843	844
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,010,819 and 19,911,289 shares issued and outstanding, respectively	200	199
Additional paid-in capital	120,933	120,569
Treasury stock	(898)	(543)
Deferred compensation expense	898	543
Retained earnings	119,245	118,711
Cumulative translation adjustment	51,750	15,300

Total stockholders’ equity	292,128	254,779

	$574,675	$486,547

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
REVENUES	$129,900	$133,919	$114,063

COST AND EXPENSES:
Direct operating expenses	69,836	58,007	43,403
Bareboat charter expense	6,505	9,287	8,931
General and administrative expenses	10,801	10,027	7,623
Depreciation and amortization	28,031	21,414	15,327

	115,173	98,735	75,284

OPERATING INCOME	14,727	35,184	38,779

OTHER INCOME (EXPENSES):
Interest expense	(12,988)	(12,149)	(12,590)
Interest income	238	1,211	1,021
Loss from unconsolidated venture	(76)	(312)	—
Minority interest	—	227	(1,524)
Gain on sale of assets	16	181	—
Foreign currency gain (loss) and other	(1,191)	2,578	23

	(14,001)	(8,264)	(13,070)

INCOME BEFORE INCOME TAXES	726	26,920	25,709
INCOME TAX (PROVISION) BENEFIT	(192)	(2,959)	12,213

NET INCOME	$534	$23,961	$37,922

EARNINGS PER SHARE:
Basic	$0.03	$1.25	$2.31

Diluted	$0.03	$1.22	$2.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19,919	19,132	16,388

Diluted	20,272	19,566	16,806

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2003

	Common				Treasury Stock			Total
	Stock at	Additional		Cumulative			Deferred	Stock-
	$0.01 Par	Paid-In	Retained	Translation		Share	Compen-	holders’
	Value	Capital	Earnings	Adjustment	Shares	Value	sation	Equity
				(In thousands)
Balance at December 31, 2000	$82	$63,063	$56,828	$(22,386)	—	$—	$—	$97,587
Net income	—	—	37,922	—	—	—	—	37,922
Issuance of common stock	—	176	—	—	—	—	—	176
Deferred compensation plan	—	—	—	—	(7)	(228)	228	—
Translation adjustment	—	—	—	(2,293)	—	—	—	(2,293)

Balance at December 31, 2001	82	63,239	94,750	(24,679)	(7)	(228)	228	133,392
Net income	—	—	23,961	—	—	—	—	23,961
Issuance of common stock	17	57,430	—	—	—	—	—	57,447
Common Stock Split	100	(100)	—	—	(7)	—	—	—
Deferred compensation plan	—	—	—	—	(22)	(315)	315	—
Translation adjustment	—	—	—	39,979	—	—	—	39,979

Balance at December 31, 2002	199	120,569	118,711	15,300	(36)	(543)	543	$254,779
Net income	—	—	534	—	—	—	—	534
Issuance of common stock	1	364	—	—	—	—	—	365
Deferred compensation plan	—	—	—	—	(25)	(355)	355	—
Translation adjustment	—	—	—	36,450	—	—	—	36,450

Balance at December 31, 2003	$200	$120,933	$119,245	$51,750	(61)	$(898)	$898	$292,128

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net income	$534	$23,961	$37,922
Comprehensive income (loss):
Foreign currency income (loss), net of tax provision (benefit) of $183, $3,476, and $(199)	36,450	39,979	(2,293)

Total comprehensive income	$36,984	$63,940	$35,629

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$534	$23,961	$37,922
Adjustments to reconcile income from operations to net cash provided by operations —
Depreciation of vessels and equipment	20,856	17,695	12,377
Amortization of drydock and inspection costs	7,175	3,719	2,950
Amortization of deferred financing costs	1,123	930	579
Deferred and other income tax provision	(191)	2,028	(12,650)
Gain on sale of equipment	(16)	(181)	—
Minority interest	—	(227)	1,128
Change in operating assets and liabilities —
Accounts receivable	(1,986)	(309)	(3,113)
Prepaids and other	458	(2,976)	(732)
Accounts payable	(3,490)	(2,216)	3,744
Other accrued liabilities	1,479	512	(1,144)
Other, net	957	(1,697)	698

Net cash provided by operating activities	26,899	41,239	41,759
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessels and equipment	(91,595)	(88,075)	(45,691)
Investment in Sea Truck Holding AS, net of cash acquired	—	—	(34,672)
Expenditures for drydocking and main engine overhaul	(7,480)	(6,231)	(4,878)
Acquisition of minority interest	—	(901)	—
Proceeds from disposition of equipment	20	677	—

Net cash used in investing activities	(99,055)	(94,530)	(85,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of direct financing costs	84,217	30,750	38,523
Repayments of debt	(15,999)	(48,613)	(7,173)
Proceeds from issuance of stock	322	57,447	176

Net cash provided by financing activities	68,540	39,584	31,526
Effect of exchange rate changes on cash	1,718	1,192	(812)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,898)	(12,515)	(12,768)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,408	21,923	34,691

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,510	$9,408	$21,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$13,722	$11,582	$11,029

Income taxes paid (refunded), net	$383	$931	$437

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     GulfMark Offshore, Inc., (“GulfMark” or the “Company”) owns and operates offshore support vessels, principally in the North Sea, Southeast Asia, Brazil, India and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

Principles of Consolidation

     Our consolidated financial statements include the accounts of GulfMark and our majority owned subsidiaries. Investments in unconsolidated ventures are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include significant estimates for allowance for accounts receivable, income taxes, valuation of goodwill and commitments and contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents

     U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows.

Vessels and Equipment

     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In 2003, 2002, and 2001, interest of $1.8 million, $1.7 million, and $1.5 million was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in the consolidated statements of income for 2003, 2002, and 2001 are $7.7 million, $5.3 million, and $4.0 million, respectively, for costs for maintenance and repairs.

Investments

     In October 2002 we entered into a joint venture with a group of parties to operate the ferry St. Rognvald. During 2003, one of the venturers went through a reorganization which led us to begin winding up the venture. Subsequent to year end the ferry was sold. We do not anticipate that the final dissolution of the joint venture will have a material impact on our financial statements.

Goodwill

     Goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the June 2001 acquisition of Sea Truck Holding AS (“Sea Truck”). Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach. Management performed the required impairment testing and determined that there has been no impairments of goodwill.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

     As of December 31, 2003, our financial instruments consist primarily of long-term debt. In prior periods we also had fair value hedges associated with our Norwegian Kroner obligations for the construction of certain vessels. In conjunction with the now completed Norwegian construction program, we entered into forward contracts to hedge the scheduled progress payments from Norwegian Kroner to U.S. dollars in order to limit the effect of exchange rate fluctuations on our acquisition price for these vessels. These forward contracts were designated as fair value hedges and were expected to be highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value was recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact on the income statement. As of December 31, 2002, an unrealized gain of $22.0 million was reflected in the consolidated balance sheets as Fair Value Hedge and Unrealized Gain on Fair Value Hedge. With the completion of the Norwegian program in December 2003, all hedges have been fully settled. Other than the Senior Notes described in Note 5, the carrying value of other financial instruments approximates their fair value due to the short term to maturity or the variable nature of the interest rates.

Long-Term Note Receivable and Other Assets

     Other assets consist primarily of deferred drydocking costs and deferred financing costs. Costs incurred in connection with drydocking are capitalized and amortized over 30 months, which approximates the period between required drydockings. Deferred financing costs are amortized over the expected term of the related debt.

Revenue Recognition

     Revenues from charters for offshore marine services are recognized as performed based on contractual charter rates and when collectibility is reasonably assured. Currently, charter terms range from several days to as long as eight years in duration. Management services revenue is recognized in the period in which the services are performed.

Income Taxes

     We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The likelihood and amount of future taxable income is included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements.

Foreign Currency Translation

     Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while income and expenses are translated at average rates for the period. We consider all intercompany loans to be long-term investments; accordingly, all related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of income. During the years ended December 31, 2003, 2002 and 2001, we reported net transaction gains (losses) in the amount of ($1.1 million), $2.3 million and ($0.3 million), respectively.

Concentration of Credit Risk

     We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 2003 and 2002, our allowance for doubtful accounts was $377,000 and $53,000, respectively.

Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation”. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by APB No. 25. We have elected to follow APB No. 25 and related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options and do not consider factors such as vesting periods or other selling limitations.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair-value method described above. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.2%	4.0%	4.5%
Volatility factor of stock price	0.28	0.19	0.21
Dividends	—	—	—
Option life	4 years	4 years	4 years
Calculated fair value per share	$3.58	$8.61	$4.09

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. Set forth below is a summary of our net income and earnings per share as reported and pro forma as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years.

	2003	2002	2001
	(in thousands except per share data)
Net income, as reported	$534	$23,961	$37,922
Add: Amortization of restricted share grant	19	—	—
Deduct: Pro Forma adjustment for employee stock options calculated in accordance with SFAS No. 123, net of tax	(543)	(689)	(456)

Pro Forma Net Income	$10	$23,272	$37,466

Earnings per share:
Basic, as reported	$0.03	$1.25	$2.31
Basic Pro Forma	$0.00	$1.22	$2.29
Earnings per share:
Diluted, as reported	$0.03	$1.22	$2.26
Diluted Pro Forma	$0.00	$1.19	$2.23

Earnings Per Share

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. References to the number of shares of Common Stock and earnings per share amounts in the table below have been adjusted to retroactively reflect the June 30, 2002, two-for-one common stock split. For the years ended December 31, 2003, 2002 and 2001, options to purchase 563,000, 297,000 and 290,000 shares at prices ranging from $16.27 to $21.25 were excluded from the calculation as the results would be antidilutive. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands except per share data):

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2003
		Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$534	19,919	$0.03

Dilutive effect of common stock options	—	353

Income per share, diluted	$534	20,272	$0.03

	Year ended December 31, 2002
		Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$23,961	19,132	$1.25

Dilutive effect of common stock options	—	434

Income per share, diluted	$23,961	19,566	$1.22

	Year ended December 31, 2001
		Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$37,922	16,388	$2.31

Dilutive effect of common stock options	—	418

Income per share, diluted	$37,922	16,806	$2.26

Impairment of Long-Lived Assets

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. We did not record any impairment writedowns of our long-lived assets during 2003.

Recent Accounting Pronouncements

     The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised Interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. We are currently analyzing the impact this interpretation will have on our consolidated reuslts of operations and financial position with respect to entities created or acquired before February 1, 2003.

Reclassifications

     Certain reclassifications of previously reported information have been made to conform to the current year presentation.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) VESSEL ACQUISITIONS

     From our inception, we have actively expanded our fleet through the purchase of existing vessels as well as new construction. During 2003, our owned fleet grew by four vessels as we took delivery of the final four vessels (Highland Monarch, Highland Eagle, Highland Valour and Highland Endurance) of our nine-vessel Norwegian newbuild program which began in 2000.

     Additionally, we made progress payments related to a vessel to be constructed in Brazil as well as two newbuild vessels under construction in Singapore. In total, we paid $88.2 million related to new vessel construction in 2003. The following table illustrates the delivery timeline of the newbuild vessels:

Vessel	Delivery Date
UT 755L (Highland Fortress)	July 2001
UT 745 (North Mariner)	February 2002
UT 745 (Highland Navigator)	February 2002
UT 755 (Highland Bugler)	October 2002
UT 722L (Highland Courage)	December 2002
UT 755L (Highland Eagle)	March 2003
UT 755 (Highland Monarch)	July 2003
UT 722L (Highland Valour)	July 2003
UT 722L (Highland Endurance)	December 2003
UT 719-2 (Austral Abrolhos)	Q3 2004
TBN 196 ft AHTS	Q1 2005
TBN 196 ft AHTS	Q1 2005

(3) SEA TRUCK HOLDING ACQUISITION

     In June 2001, we acquired 100% of the outstanding shares of common stock in Sea Truck, a privately held vessel operator in Sandnes, Norway. Total consideration paid was approximately $61.8 million including the assumption of $23.2 million of debt.

     The acquisition has been accounted for as a purchase and as such, the purchase price has been allocated to the assets and liabilities of Sea Truck based on their estimated fair market values on June 21, 2001. The excess of the purchase price over the fair market value of the net tangible assets acquired has been recorded as goodwill ($6.7 million).

     The consolidated financial statements included herein include the results of Sea Truck from June 21, 2001. The following unaudited pro forma results of operations have been prepared assuming that the acquisition had occurred at January 1, 2001. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made on those dates, or of results which may occur in the future.

Year Ended December 31,
(In thousands, except per share amounts)
2001
Revenues	$123,358
Operating income	42,268
Net income	40,115
Per share data:
Net income (basic)	$2.45
Net income (diluted)	2.39

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) GOODWILL

     The following is a rollforward of our goodwill (in thousands):

	2001	2001	2001

Balance, January 1	$27,774	$22,116	$16,146
Additions through acquisitions	—	—	6,732
Amortization expense	—	—	(469)
Impact of foreign currency translation	1,001	5,658	(293)

Balance, December 31	$28,775	$27,774	$22,116

     The following table reflects the impact on net income of the change in accounting for intangible assets, required by SFAS No. 142:

	Year Ended December 31,
	(In thousands, except per share amounts)
	2003	2002	2001
Net income	$534	$23,961	$37,922
Goodwill amortization expense, net of tax	—	—	432

Pro forma net income	$534	$23,961	$38,354

Pro forma earnings per share:
Basic	$0.03	$1.25	$2.34
Diluted	$0.03	$1.22	$2.28

(5) LONG-TERM DEBT

     Our long-term debt at December 31, 2003 and 2002, consisted of the following:

	2003	2002
	(In thousands)
8.75% Senior Notes due 2008, interest payable semi-annually	$130,000	$130,000
Revolving Multi-currency Bank Credit Facility; secured by certain vessels, maturing in 2008, interest rate of LIBOR plus 1.2% to 1.5% (weighted average interest rate 5.3% at December 31, 2003)	86,243	12,000
Bank debt payable in British pounds; secured by mortgages on three vessels; maturing at various dates from 2006 and 2008; interest rate of Sterling LIBOR plus 1.0% to 1.125% (weighted average interest rate 5.0% at December 31, 2003)	20,150	21,333
Bank debt payable in British pounds; secured by mortgages on two vessels, maturing in 2006, interest rate of Sterling LIBOR plus 1.25% (5.0% at December 31, 2003)	6,098	7,432

	242,491	170,765

Less: Current maturities of long-term debt	(5,711)	(5,298)
Debt discount, 8.75% Senior Notes due 2008, net	(191)	(234)

	$236,589	$165,233

     The following is a summary of scheduled debt maturities by year (in thousands):

2004	$5,711
2005	15,798
2006	22,378
2007	18,195
2008	180,409
Thereafter	—

Total	$242,491

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.75% Senior Notes Due 2008

     We have an aggregate principal of $130 million of 8.75% Senior Unsecured Notes which mature on June 1, 2008, issued at a discount to yield 8.8%. The market value of the Notes is potentially sensitive to changes in interest rates. At December 31, 2003, the fair value of the Notes, based on quoted market prices, was approximately $134.6 million, as compared to a carrying amount of $129.8 million, net of discount.

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

     We incurred approximately $4.8 million of costs associated with the sale of the Notes. These debt issuance costs are included in other long-term assets in the consolidated balance sheets and are being amortized over the term of the Notes. The Notes were issued under an indenture (the “Indenture”) between the Company and U.S. Bank and Trust Company, N.A., as Trustee. The Indenture contains covenants including, among other provisions, limitations on our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividend and other payments.

Bank Credit Facility

     The terms of our Multi-currency Credit Facility provide for a maximum availability of $100 million. Security for the facility is provided by first priority mortgages on certain of our vessels. The maximum availability begins to reduce in increments of $4 million each quarter beginning in September 2004 with a final reduction of $44 million in March 2008. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our leverage ratio. Based on the Leverage Ratio in effect as of December 31, 2003, the margin was 1.3%. At December 31, 2003, all outstanding borrowings under the Multi-currency Credit Facility were denominated in Sterling while at December 31, 2002 all our borrowings were denominated in U.S. dollar. We converted the outstanding balance to Sterling in the fourth quarter of 2003 in order to match the primary currency of the revenue stream for the collateral vessels. The new credit facility includes a commitment fee of one-half the margin on any undrawn portion of the available facility. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We were in compliance with all Multi-currency Credit Facility covenants at December 31, 2003.

Other Bank Debt

     Our other debt is related to and secured by specific assets. The terms of the facility contain provisions specific to the assets collateralizing the debt preventing the sale of the assets without a corresponding reduction in the outstanding debt. Furthermore, certain loans require minimum net worth and maximum leverage ratios for the borrowing subsidiaries.

(6) INCOME TAXES

     Our North Sea operations are based in the U.K. and Norway. Both of these countries have a special tax incentive for qualified shipping operations. This incentive, known as a “Tonnage Tax”, replaces the regular corporate tax with one based on a deemed profit per net vessel ton. During 2001, we reversed certain deferred taxes previously provided before the Tonnage Tax was in place. A total of $15.7 million of deferred taxes related to periods prior to 2001 was reversed during the quarter ended June 30, 2001. If in the future we are no longer qualified for the tonnage tax in these regions, certain deferred tax balances may have to be reestablished.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Income from operations before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2003	2002	2001
U.S.	$(11,869)	$(10,162)	$(5,441)
Foreign	12,595	37,082	31,150

	$726	$26,920	$25,709

     The components of our tax provision (benefit) attributable to income from operations are as follows for the year ended December 31, (in thousands):

	2003			2002			2001
		Deferred			Deferred			Deferred
	Current	and Other	Total	Current	and Other	Total	Current	and Other	Total
U.S.	$—	$288	$288	$—	$821	$821	$—	$1,495	$1,495
Foreign	383	(479)	(96)	931	1,207	2,138	437	(14,145)	(13,708)

	$383	$(191)	$192	$931	$2,028	$2,959	$437	$(12,650)	$(12,213)

     Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions. We consider earnings of certain foreign subsidiaries to be permanently reinvested. As such, we have not provided for any U.S. federal or state income taxes on these earnings. As our revenue is concentrated in low tax rate jurisdictions, our blended rate is reduced. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income in the accompanying Consolidated Financial Statements is as follows:

	2003	2002	2001
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Effect of lower rate in international locations	(7.6)	(23.0)	(20.5)
Initial Impact of tonnage tax adoption	—	—	(61.3)
Impact of permanent differences	—	—	0.3

	26.4%	11.0%	(47.5)%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets —
Net operating loss carryforwards	$6,363	$4,752
Foreign Tax Credit, net of valuation allowance and other	472	1,345

	6,835	6,097

Deferred tax liabilities —
Depreciation	(10,472)	(9,014)
Foreign income not currently recognizable	(14,082)	(14,418)
Other	(795)	(439)

	(25,349)	(23,871)

Net deferred tax liability	$(18,514)	$(17,774)

     As of December 31, 2003, we had net operating loss carryforwards (“NOLs”) for U.S. income tax purposes totaling $18.1 million that are, subject to certain limitations, available to offset future taxable income. These NOLs begin to expire in 2019 and we expect to fully utilize these losses. Additionally, we have foreign tax

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credit carryforwards of $1.3 million that will begin to expire in 2004. As such a valuation allowance has been established against these credits.

     During 2003, in conjunction with specific work performed in a foreign region for a customer, we received a preliminary assessment of additional taxation of approximately $1.6 million. Although the tax assessment is being disputed, we have been contractually indemnified against this exposure by our customer. The future resolution of the dispute with the tax authority is uncertain.

(7) COMMITMENTS AND CONTINGENCIES

     We have entered an outstanding commitment to bareboat charter a vessel, the Torm Heron, until June 2004. Total future commitments under this bareboat charter are as follows (in thousands):

2004	$1,384
2005 & thereafter	—

Total	$1,384

     At December 31, 2003, we had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 2003, 2002 and 2001 was $520,000, $432,000, and $350,000, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

2004	$221
2005	138
2006	136
2007 & thereafter	—

Total	$495

     We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management believes, based on discussions with our legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon our consolidated financial position or results of operations.

     During 1997, we were spun-off from our predecessor. In conjunction with that transaction, we agreed to indemnify our predecessor against liabilities for claims and litigation relating to periods prior to May 1, 1997. We have established accruals which we believe are adequate to cover such claims. We believe that claims, if any, would not have a material adverse effect on our consolidated financial position and results of operations.

(8) STOCKHOLDERS’ EQUITY

     Stock Split and Common Stock Issuances

     On May 28, 2002, we announced a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on June 10, 2002, payable on June 30, 2002. An amount equal to the par value of shares issued in the stock split has been transferred from paid-in capital to the common stock account. All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earnings per share amounts in the consolidated financial statements and related notes thereto have been adjusted to reflect the stock split on a retroactive basis, unless otherwise expressly stated.

     We have established an Employee Stock Purchase Plan, which provides employees with a means of purchasing our Common Stock. During 2003, 21,443 shares were issued through the Plan, generating approximately $0.2 million in proceeds.

     During October 2003, a total of 29,250 restricted shares of our stock were granted to certain officers and key employees with an aggregate market value of $0.4 million on the grant dates. The restrictions lapse over a 30 month period and are being amortized to expense over that period.

     In March 2002, we sold 3,450,000 shares of Common Stock, including the underwriters’ over-allotment of 450,000 shares. We used the proceeds of this offering partially for repayment of amounts borrowed under the then

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

existing credit facility and general corporate purposes. Total proceeds to us were $57.4 million, net of offering costs of $0.5 million.

Stock Options and Stock Option Plans

     Under the terms of our Amended and Restated 1993 Non-Employee Director Stock Option Plan (the “Director Plan”), options to purchase 20,000 shares of our Common Stock were granted to each of our five non-employee directors in 1993, 1996, 1999 and 2002, and to a newly appointed director in 2001. Additionally, options to purchase 20,000 shares of Common Stock are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. A total of 800,000 shares were reserved for issuance under this Plan. The options are for a term of ten years.

     Under the terms of our 1987 Employee Stock Option Plan (the “1987 Employee Plan”), options were granted to employees to purchase our Common Stock at specified prices. On May 20, 1997, the 1987 Employee Plan expired and, therefore, no additional shares were reserved for granting of options under this plan.

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

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of Year	1,335,264	$11.33	1,063,802	$8.64	880,140	$6.60
Granted	20,000	14.11	323,000	18.86	210,000	16.33
Forfeitures	(30,000)	20.30
Exercised	(54,138)	1.96	(51,538)	2.91	(26,338)	1.89

Outstanding at end of year	1,271,126	$11.56	1,335,264	$11.33	1,063,802	$8.64

Exercisable shares and weighted average exercise price	949,782	$9.34	836,256	$7.88	11,466	$6.66
Shares available for future grants as of December 31, 2003	768,750

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
		Weighted	Weighted
		Average	Average		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$2.68 to $3.97	183,726	$2.94	2.3 years	183,726	$2.94
$6.58 to $10.06	474,400	$7.37	5.1 years	473,066	$7.36
$13.10 to $17.44	504,000	$16.59	7.2 years	289,992	$16.51
$19.37 to $21.25	109,000	$21.10	8.3 years	2,998	$19.38

	1,271,126	$11.56	5.8 years	949,782	$9.34

     Historically, we have used stock options as a long-term incentive for our employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), no compensation expense has been recognized in the accompanying financial statements for these options.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ESPP

     In May 2002, the shareholders approved the Gulfmark Offshore Employee Stock Purchase Plan, (the “ESPP”). The ESPP authorizes the issuance of up to 400,000 shares of common stock. As of December 31, 2003, there were 367,474 shares remaining in reserve for future issuance under the ESPP. The ESPP is available to all our U.S. employees and our participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Our U.K. employees are eligible to purchase our stock through a separate plan modified to meet the requirements of the U.K. tax authorities. The benefits available to those employees are substantially similar to those in the U.S. These Plans are considered non-compensatory and as such, our financial statements do not reflect any related expense.

401(k)

     We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $17,000, $14,000 and $13,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Executive Deferred Compensation Plan

     We maintain an executive deferred compensation plan (the “EDC Plan”). Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our Common Stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase Common Stock and may be matched by us. As of December 31, 2003, a total of $0.5 million had been deferred into the Prime plus 2% portion of the plan.

     We have established a “Rabbi” trust to hold the stock portion of benefits under the EDC Plan. The funds provided to the trust are invested by a trustee independent of us in our Common Stock, which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors in the event of bankruptcy or insolvency. Accordingly, the Common Stock held by the trust and our liability under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Stock and Deferred Compensation Expense.

Preferred Stock

     We are authorized by our Certificate of Incorporation to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

(9) OPERATING SEGMENT INFORMATION

Business Segments

     Our operations are contained in a single business segment — offshore marine services. We operate offshore support vessels, principally in the North Sea, Southeast Asia, Brazil, India and West Africa. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

Geographic Regions

     Information by geographical area is based on the location where services were performed. General corporate expenses incurred in the United States, good will and deferred drydocking and other long-term assets have not been allocated to foreign operations for purposes of this disclosure.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	United	Europe	India &	S. America	West Africa
	States	(Primarily UK)	Far East	(Primarily Brazil)	and Other	Total
	(In thousands)
2003 —
Revenues	$3,740	$86,323	$21,734	$15,743	$2,360	$129,900
Long-lived assets	17,222	366,910	55,320	40,268	5,782	485,502
2002 —
Revenues	$1,712	$95,334	$16,240	$12,108	$8,525	$133,919
Long-lived assets	15,926	271,267	39,798	23,216	29,001	379,208
2001 —
Revenues	$1,652	$82,114	$16,660	$9,578	$4,059	$114,063
Long-lived assets	539	224,015	25,816	11,994	—	262,364

Major Customers

     For the years ended December 31, 2002, and 2001, we had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on our financial condition and results of operations until new charters are obtained.

	For the year ended December 31,

	2003	2002	2001
Customer A	<10%	22.0%	19.0%
Customer B	<10%	10.9%	<10%

(10) UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the two years ended December 31, 2003, are as follows.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2003
Revenues	$28,271	$34,348	$33,125	$34,156
Operating Income	390	6,421	3,407	4,509
Net Income	(3,259)	2,562	184	1,047
Per share (basic)	(0.16)	0.13	0.01	0.05
Per share (diluted)	(0.16)	0.13	0.01	0.05
2002
Revenues	$29,775	$34,594	$36,248	$33,302
Operating Income	8,601	10,245	9,551	6,787
Net Income	5,363	8,119	6,636	3,843
Per share (basic)	0.32	0.41	0.33	0.19
Per share (diluted)	0.31	0.40	0.33	0.19

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our President and Chief Operating Officer, Bruce A. Streeter (principal executive officer), and our Executive Vice President-Finance, Chief Financial Officer, Edward A. Guthrie (principal financial officer). Messrs. Streeter and Guthrie have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2003) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant(1)

ITEM 11. Executive Officer Compensation(1)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management(1)

ITEM 13. Certain Relationships and Related Transactions(1)

ITEM 14. Principal Accountant Fees and Services(1)

(1) The information required by ITEMS 10, 11, 12, 13 and 14 will be included in our definitive proxy statements to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year and is hereby incorporated by reference herein.

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

     (3) Exhibits

Incorporated by Reference from the
Exhibits	Description	Following Documents
3.1	Certificate of Incorporation	Form 10-Q, November 6, 2002

3.2	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.3	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.4	Bylaws	Form 10-Q, November 6, 2002 and Form S-4, Registration No. 333-24141 March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws of the Company defining the rights of the holders of Common Stock	Form S-4, Registration No. 333-24141 March 28, 1997

4.2	Specimen Certificate for the Company’s Common Stock, $0.01 par value	Form S-1, Registration No. 333-31139 July 11, 1997

Incorporated by Reference from the
Exhibits	Description	Following Documents
4.3	Indenture dated June 8, 1998, among the Company as Issuer and State Street Bank and Trust Company as Trustee including a form of the Company’s 8.75% Senior Notes due 2008 and Registration Rights Agreement	Form S-4, Registration No. 333-59415 July 20, 1998

10.1	GulfMark International, Inc. 1987 Stock Option Plan*	Form S-4, Registration No. 333-24141 March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.4	Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.6	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.7	GulfMark International, Inc., Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.8	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.9	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.10	Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.11	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.12	Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.13	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International Inc. Director Stock Option Agreements)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.14	Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.15	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.16	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Form 10-K, March 25, 1999

10.17	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Form 10-K, March 25, 1999

10.18	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Form S-8, Registration No. 333-84110 March 11, 2002

10.19	Senior Secured $100 Million Multicurrency Revolving Credit Facility	Form 8-K, July 3, 2002

Incorporated by Reference from the
Exhibits	Description	Following Documents
10.20	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Form 10-K, March 11, 2002

10.21	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Form 10-K, March 11, 2002

10.22	Employment Agreement dated June 30, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Form 10-Q, August 8, 2003

10.23	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr *	Form 10-Q, August 8, 2003

21.1	Subsidiaries of GulfMark Offshore, Inc	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith

*This contract is a management contract or compensatory plan

(b) Reports on Form 8-K

October 29, 2003	Item 5, Other Events
October 30, 2003	Item 9, Regulation FD (informational only)
November 11, 2003	Item 9, Regulation FD (informational only)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)

By:	-s- Bruce A. Streeter

Bruce A. Streeter
President and Director (Principal Executive Officer)

Date: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

-s- Bruce A. Streeter Bruce A. Streeter	President and Director (Principal Executive Officer)	March 15, 2004
-s- Edward A. Guthrie Edward A. Guthrie	Executive Vice President, Finance (Principal Financial Officer)	March 15, 2004
-s- Kevin D. Mitchell Kevin D. Mitchell	Controller (Principal Accounting Officer)	March 15, 2004
-s- David J. Butters David J. Butters	Director	March 15, 2004
-s- Peter I. Bijur Peter I. Bijur	Director	March 15, 2004
-s- Marshall A. Crowe Marshall A. Crowe	Director	March 15, 2004
-s- Louis S. Gimbel, 3rd Louis S. Gimbel, 3rd	Director	March 15, 2004
-s- Sheldon S. Gordon Sheldon S. Gordon	Director	March 15, 2004
-s- Robert B. Millard Robert B. Millard	Director	March 15, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
21.1	Subsidiaries of GulfMark Offshore, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Section 302 Certification for B.A. Streeter

31.2	Section 302 Certification for E.A. Guthrie

32.1	Section 906 Certification furnished for B.A. Streeter

32.2	Section 906 Certification furnished for E.A. Guthrie