Form 10-Q
period 2004-03-31
GULFMARK OFFSHORE INC
filed 2004-05-10
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

YES /X/          NO /   /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 07, 2004: 20,042,519

(Exhibit Index Located on Page 17)

PART I   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	--------------------	------------------
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,791	$7,510
Accounts receivable, net	35,056	37,587
Prepaids and other	3,122	4,569
	--------------------	------------------
Total current assets	50,969	49,666

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $116,527 in 2004 and $108,685 in 2003	467,625	465,942
CONSTRUCTION IN PROGRESS	19,963	19,560
GOODWILL	28,047	28,775
DEFERRED DRYDOCKING AND OTHER ASSETS	11,386	10,732
	--------------------	------------------
	$577,990	$574,675
	============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$6,795	$5,711
Accounts payable	8,289	9,733
Accrued personnel costs	8,508	7,771
Accrued interest expense	5,225	1,302
Other accrued liabilities	1,190	2,084
	--------------------	------------------
Total current liabilities	30,007	26,601
	--------------------	------------------
LONG-TERM DEBT	237,479	236,589

DEFERRED TAX LIABILITIES	19,091	18,514
OTHER LIABILITIES	-	843
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 20,043 and 20,011 shares issued and outstanding, respectively	200	200
Additional paid-in capital	121,357	120,933
Treasury stock	(971)	(898)
Deferred compensation expense	971	898
Retained earnings	115,386	119,245
Cumulative translation adjustment	54,470	51,750
	--------------------	------------------
Total stockholders' equity	291,413	292,128
	--------------------	------------------
	$577,990	$574,675
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	------------------------------
	2004	2003
	------------	----------
	(In thousands, except per share amounts)

REVENUES	$31,559	$28,271
COSTS AND EXPENSES:
Direct operating expenses	18,615	15,943
Bareboat charter expense	837	2,456
General and administrative expenses	3,076	2,757
Depreciation and amortization	8,212	6,725
	------------	------------
	30,740	27,881
	------------	------------
OPERATING INCOME	819	390

OTHER INCOME (EXPENSE):
Interest expense	(4,140)	(3,430)
Interest income	30	61
Other	(95)	(432)
	------------	------------
	(4,205)	(3,801)
	------------	------------
Loss before taxes	(3,386)	(3,411)
INCOME TAX (PROVISION) BENEFIT	(473)	152
	------------	------------
NET LOSS	$(3,859)	$(3,259)
	=======	=======
PER SHARE DATA:
Net Loss - Basic	$(0.19)	$(0.16)
	=======	=======
Net Loss - Diluted	$(0.19)	$(0.16)
	=======	=======

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,933	19,908
	=======	=======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	19,933	19,908
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	----------------------------
	2004	2003
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,859)	$(3,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,212	6,725
Amortization of deferred financing costs	249	317
Deferred and other income tax provision (benefit)	316	(152)

Change in operating assets and liabilities:
Accounts receivable	1,816	4,335
Prepaids and other	1,352	812
Accounts payable	(2,023)	(419)
Accrued liabilities and other	3,657	3,986
	------------	------------
Net cash provided by operating activities	9,720	12,345
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(1,179)	(16,686)
Proceeds from disposition of vessel	671	-
Expenditures for drydocking and main engine overhaul	(2,748)	(2,213)
	------------	------------
Net cash used in investing activities	(3,256)	(18,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	10,000
Repayments of debt	(1,157)	(4,512)
Proceeds from issuance of stock	79	48
	------------	------------
Net cash provided by (used in) financing activities	(1,078)	5,536

Effect of exchange rate changes on cash	(105)	(277)
	------------	------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,281	(1,295)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,510	9,408
	------------	------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$12,791	$8,113
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	($48)	$(14)
	=======	=======
Income taxes paid	$157	$216
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     GENERAL

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc and its majority owned subsidiaries ("GulfMark" or the "Company"). All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain immaterial reclassifications of previously reported information have been made to conform with current year presentation. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     We operate offshore support vessels, principally in the North Sea, Southeast Asia, Brazil, India and West Africa. These vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

     Basic Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended March 31, 2004 and 2003, all options are excluded as their effect is anti-dilutive.

(2)     STOCK BASED COMPENSATION

     As described more fully in our Annual Report on Form 10-K, we measure compensation expense for our stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net loss and earnings (loss) per share if we had used the alternative fair value method to recognize stock-based employee compensation expense (in thousands, except per share data):

	Three Months Ended March 31,
	---------------------------
	2004	2003
	----------	----------
Net Loss as reported	$(3,859)	$(3,259)

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(86)	(126)
	----------	----------
Pro forma net loss	$(3,945)	$(3,385)
	======	======
Per Share Information
Basic, As reported	$(0.19)	$(0.16)
Basic, Pro forma	$(0.20)	$(0.17)

Diluted, As reported	$(0.19)	$(0.16)
Diluted, Pro forma	$(0.20)	$(0.17)

(3)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities ("VIE"), as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a VIE created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required on the first interim period ending after December 15, 2003 for entities created prior to February 1, 2003, and immediately for any VIE's created subsequent to January 31, 2003. We are not a primary beneficiary of a variable interest entity nor do we hold any significant interests or involvement in a VIE. The adoption of this interpretation did not have an effect on our results of operations or financial position.

(4)     COMPREHENSIVE INCOME

     The components of comprehensive loss, net of related tax, for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31,
	---------------------------
	2004	2003
	------------	----------
	(In thousands)
Net loss	$(3,859)	$(3,259)
Foreign currency translation adjustments, net of tax of $(14) for 2004 and $652 for 2003, respectively	2,720	(7,509)
	-------------	----------
Comprehensive loss	$(1,139)	$(10,768)
	========	======

     Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(5)     VESSEL ACQUISITIONS/DISPOSITIONS

     We have recently completed the Norwegian portion of an ongoing construction program in Norway and Brazil. During the fourth quarter of 2003 we took delivery of one vessel, the Highland Endurance. There is one remaining vessel, the Austral Abrolhos, under construction in Brazil as well as two newbuild vessels under construction in Singapore. The remaining delivery schedule is as follows:

Vessel	Name	Delivery Date
-------------------	----------------------------	-------------------------
UT 719-2	Austral Abrolhos	Q3 2004
196 ft AHTS	TBN	Q1 2005
196 ft AHTS	TBN	Q1 2005

     Remaining payments during 2004 related to this program are estimated at $23.5 million, including the final payment for the Austral Abrolhos. Approximately $4.2 million is due in 2005.

     Interest is capitalized in connection with the construction of vessels. During the three month periods ended March 31, 2004 and 2003, $0.4 million and $0.5 million, respectively, was capitalized in connection with the construction of vessels.

(6)     INCOME TAXES

     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such have not provided for any U.S. federal or state income taxes on these earnings. Our North Sea operations, based in the U.K. and Norway, have a special tax incentive for qualified shipping operations known as a tonnage tax. This tax replaces the regular corporate tax with one based on a deemed profit per net vessel ton, significantly lowering the tax rate for these jurisdictions. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions, accordingly, there is no correlation between pretax loss and the tax provision or benefit. For the first quarter of 2004, our income was concentrated in higher tax rate jurisdictions, increasing our blended rate. Our income tax provision for the quarter ended March 31, 2004 was $0.5 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 34 vessels operating from the area. We also have 13 vessels operating in Southeast Asia, 4 vessels in Brazil and 2 in India. Our fleet has grown in both size and capability from an original 11 vessels acquired in late 1990 to our present level of 53 vessels through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 46 owned vessels, 1 bareboat chartered vessel, and 6 managed vessels.

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

     Over the last two years, the North Sea market has been characterized by an increase in the delivery of new higher capacity and specification vessels which have replaced older vessels that transferred to other oil service markets. During this same time frame, despite consistently high commodity prices in the oil and gas industry, exploration and production activities by oil and gas companies have not increased according to historical precedent. These two factors have led to lower utilization in the North Sea market over the last two years than had been experienced in the last decade and applied downward pressure to day rates. The outlook for the near term does not appear to be significantly different than the last two years, with low utilization and day rates. We believe that this market is poised for recovery as new drilling programs and associated construction projects in both the Norwegian and U.K. sectors of the North Sea begin in the latter part of 2004 and in 2005. Until such time as contracts for vessels are tendered, however, it is difficult to predict when this recovery will take place. The other two markets in which we operate, Southeast Asia and Brazil, have been exemplified by consistent demand and relatively stable day rates. There have been several vessel operators that have repositioned equipment into Southeast Asia, in addition to the two vessels we have transferred to the region from the North Sea; however, the market has absorbed this influx as utilization and day rates have remained steady. We anticipate these two markets will continue to develop in the near term.

     We bareboat charter vessels with revenues and operating expenses reported in the same income and expense categories as our owned vessels. The chartered vessels, however, incur bareboat charter fees instead of depreciation expense. Bareboat charter fees are generally higher than the depreciation expense on owned vessels of similar age and specification. The operating income realized from these vessels is therefore adversely affected by the higher costs associated with the bareboat charter fees. These vessels are included in calculating fleet day rates and utilization in the applicable periods. In addition, we provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results. However, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

     Our operating costs are primarily a function of fleet configuration and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Generally, fluctuations in vessel utilization have little effect on direct operating costs in the short term. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

     In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies. Marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over 30 months, which approximates the period between drydockings.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The total expenditures for drydockings may vary from quarter to quarter based on the number of drydockings undertaken and the complexity of the work to be performed. Expenditures for drydockings totaled $2.7 million during the three months ended March 31, 2004 compared to $2.2 million during the same period in 2003. Amortization expense related to drydocks was $1.8 million and $2.1 million for the 2004 and 2003 periods, respectively.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

	Three Months Ended
	March 31,
	---------------------------------------
	2004	2003
	------------------	------------------
Revenues by Region (000's):
North Sea Based Fleet (c)	$22,579	$21,037
Southeast Asia Based Fleet	4,566	3,625
Brazil Based Fleet	4,414	3,609

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$10,400	$10,679
Southeast Asia Based Fleet	5,046	5,272
Brazil Based Fleet	12,600	10,449

Overall Utilization (a) (b):
North Sea Based Fleet	73.8%	76.7%
Southeast Asia Based Fleet	86.5%	66.5%
Brazil Based Fleet	97.0%	98.1%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	31.0	29.1
Southeast Asia Based Fleet	12.0	12.0
Brazil Based Fleet	4.0	4.0
	------------------	------------------
Total	47.0	45.1
	===========	===========

----------------------------------------------
(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner
       (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.8392 and $1.603 for the quarters ended March 31,
       2004 and 2003, respectively. The average rates for NOK were 1 US$= NOK 6.91 and NOK 7.09 for the quarters ended March 31, 2004 and 2003, respectively.

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

Comparison of the Three Months Ended March 31, 2004 with the Three Months Ended March 31, 2003.

     For the quarter ended March 31, 2004, we incurred a net loss of $3.9 million, or $0.19 per diluted share, on revenues of $31.6 million. The net loss during the same period in 2003 was $3.3 million or $0.16 per diluted share on revenues of $28.3 million.

     The increase of $3.3 million in revenues compared to the same quarter a year ago was mainly due to an increase in capacity of $2.4 million principally due to additions to our fleet and the addition of one calendar day in the 2004 quarter, including the full quarter effect of the Highland Eagle, Highland Monarch, Highland Valour and Highland Endurance. We also experienced a favorable variance in day rate of $3.8 million, mainly attributable to a positive exchange rate fluctuation. Partially offsetting these increases was a decrease in utilization of $2.9 million, stemming mainly from the mobilization during the quarter of several ships to different areas.

     North Sea revenues, reflecting the increase in fleet size, increased $1.6 million to $22.6 million in the first quarter of 2004 from $21.0 million in the prior year quarter. An increase in capacity due to the vessel additions and an additional calendar day in the 2004 quarter when compared to the same 2003 quarter accounted for an increase of $2.0 million. Partially offsetting these increases, utilization in the region decreased to 73.8% in the first quarter of 2004 from 76.7% in the first quarter of 2003 and accounted for approximately $3.7 million of revenue decrease. The average day rate declined to $10,400 in the first quarter of 2004 from $10,679 in the same quarter one year ago; however, a strengthening of both the GBP and NOK exchange rates against the U.S. Dollar was partially responsible for an increase in revenue for the region.

     Revenues for our Southeast Asia based fleet increased 26%, from $3.6 million in the first quarter of 2003 to $4.6 million in the first quarter of 2004. The $1.0 million increase was primarily attributable to an increase in utilization, from 66.5% in the first quarter of 2003 to 86.5% in the first quarter of 2004.

     Our Brazilian revenues increased 22% from $3.6 million in the first quarter of 2003 to $4.4 million in the first quarter of 2004. The $0.8 million increase was primarily the result of the mobilization of the North Crusader from the North Sea in April 2003. The North Crusader is working as a front-runner to our Brazilian newbuild, scheduled to be delivered in the third quarter of this year. An increase in day rate from $10,449 in the first quarter of 2003 to $12,600 in the same 2004 quarter contributed $0.4 million to the revenue increase. The improvement in average day rate reflects the addition of higher specification vessels as well as rate increases on each of the vessels remaining on the market. Partially offsetting this effect was the return of the Leopard Bay, one of our bareboat chartered vessels, to its owner during the second quarter of 2003.

     Operating income increased to $0.8 million in the first quarter of 2004 from $0.4 million for the same quarter one year ago. This increase reflected the revenue increases discussed above, $3.3 million, and a decrease of $1.6 million in bareboat charter expense due to the return of 2 bareboat chartered vessels in the second and third quarters of 2003. Offsetting this increase was higher operating costs associated with the fleet expansion, $2.7 million, increased depreciation and amortization expense primarily related to the increased size of the fleet, $1.5 million, and higher general and administrative expense, $0.3 million.

     In the quarter ended March 31, 2004, other expenses of $4.2 million included a $0.7 million increase in interest expense when compared to the first quarter of 2003, mainly attributable to a larger outstanding balance on our line of credit than in the same period last year. Other expenses of $0.1 million included a benefit of $0.8 million related to a reversal of liability associated with the termination of indemnification for tax and legal liabilities of our predecessor relating to periods prior to May 1, 1997. Partially offsetting this benefit was an expense primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the GBP strengthened against the NOK in the period.

     Our income tax provision for the first quarter of 2004 was $0.5 million compared to a benefit of $0.2 million for the same 2003 quarter. The tax rate in the 2004 period reflected pre-tax losses in our lower tax rate jurisdictions of the North Sea and pre-tax profit in the higher tax rate jurisdictions of Brazil and Southeast Asia.

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

     At March 31, 2004, we had total debt of $244.3 million, consisting of approximately $129.8 million of Senior Notes, $25.5 million related to certain vessel mortgages, and $89.0 million under our credit facility.

     Net working capital for the first quarter of 2004 was $21.0 million, including $12.8 million in cash and cash equivalents. Net cash provided by operating activities decreased by $2.6 million to $9.7 million for the three month period ended March 31, 2004. This decrease was mainly due to working capital changes, partially offset by increased depreciation charges.

     Net cash used in investing activities was $3.3 million and $18.9 million for the three months ended March 31, 2004 and 2003, respectively. The 2004 period reflects the proceeds of $0.7 million from the disposition of a vessel. The 2003 period reflects the final payment for the Highland Eagle, as well as other progress payments under the newbuild program and expenditures associated with modifications performed on the North Crusader related to its contract in Brazil.

     As of March 31, 2004, total outstanding under out $100 million credit facility was $89 million. The weighted average interest rate of our credit facility as of March 31, 2004 was 5.3%. No repayments or drawdowns were made on the credit facility during the quarter.

     Expenditures related to the vessels under construction in Brazil and Singapore are expected to be approximately $23.5 million during the remainder of 2004, including the final payment for the newbuild UT729-2 Austral Abrolhos which is scheduled for delivery in the third quarter of 2004 and further progress payments on the Singapore newbuilds. Drydocking expenditures for the remainder of 2004 are expected to be approximately $6.0 million.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduces the cash required for taxes in each of these regions. In other regions, accelerated depreciation has minimized the cash requirements for income taxes.

     We believe that our current level of cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance our operating requirements. Our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in British Pound Sterling ("GBP") with a portion denominated in Norwegian Kroner ("NOK"). Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 2004, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended March 31, 2004, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.91, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.84. The average exchange rates in the comparable 2003 period were 1 USD = 7.09 NOK and 1 GBP=$1.60. Our North Sea based fleet generated $22.6 million in revenues and $1.8 million in operating loss for the three months ended March 31, 2004.

     Reflected in the accompanying balance sheet as of March 31, 2004, is a $54.5 million cumulative translation adjustment which fluctuates based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between the parent company and its foreign subsidiaries.

     During the fourth quarter of 2003, we converted the outstanding balance on our credit facility to GBP in order to match the primary currency of the revenue stream for the collateral vessels. The majority of the remaining debt is denominated in U.S. Dollars. After evaluating the remaining U.S. Dollar debt, we have determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions. Our decision is based on a number of factors, including among others:

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
- other matters.

     We cannot assure you that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct, or that the strategy based on that analysis will be successful.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include the Senior Notes Offering. As of March 31, 2004, the fair value of these notes, based on quoted market prices, was approximately $133.9 million compared to a carrying amount of $129.8 million.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Operating Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits

      See Exhibit Index for list of Exhibits filed herewith

(b)  Reports on Form 8-K.

February 24, 2004	Item 9, Regulation FD (informational only)
February 26, 2004	Item 9, Regulation FD (informational only)
March 8, 2004	Item 9, Regulation FD (informational only)
March 19, 2004	Item 9, Regulation FD (informational only)
April 6, 2004	Item 9, Regulation FD (informational only)
April 15, 2004	Item 9, Regulation FD (informational only)
April 29, 2004	Item 9, Regulation FD (informational only)

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
Date:   May 07, 2004

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith