Form 10-Q
period 2004-06-30
GULFMARK OFFSHORE INC
filed 2004-08-09
CIK 1030749


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 9, 2004: 20,091,264

(Exhibit Index Located on Page 20)

      Page 2

PART I   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the S.E.C. In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      Page 3

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	--------------------	------------------
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,595	$7,510
Accounts receivable, net	40,215	37,587
Prepaids and other	2,686	4,569
	--------------------	------------------
Total current assets	50,496	49,666

VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $121,656 in 2004 and $108,685 in 2003	456,029	465,942
CONSTRUCTION IN PROGRESS	24,468	19,560
GOODWILL	27,756	28,775
DEFERRED DRYDOCKING AND OTHER ASSETS	12,029	10,732
	--------------------	------------------
	$570,778	$574,675
	============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$11,426	$5,711
Accounts payable	11,254	9,733
Accrued personnel costs	7,455	7,771
Accrued interest expense	2,623	1,302
Other accrued liabilities	3,269	2,084
	--------------------	------------------
Total current liabilities	36,027	26,601
	--------------------	------------------
LONG-TERM DEBT	232,220	236,589
	18,447
DEFERRED TAX LIABILITIES	18,447	18,514
OTHER LIABILITIES	-	843
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 20,011 and 20,051 shares issued and outstanding, respectively	200	200
Additional paid-in capital	121,436	120,933
Treasury stock	(1,059)	(898)
Deferred compensation expense	1,059	898
Retained earnings	114,686	119,245
Cumulative translation adjustment	47,762	51,750
	--------------------	------------------
Total stockholders' equity	284,084	292,128
	--------------------	------------------
	$570,778	$574,675
	============	===========

      Page 4

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	------------------------------		----------------------------
	2004	2003	2004	2003
	------------	----------	-----------	----------
	(In thousands, except per share amounts)

REVENUES	$32,237	$ 34,348	$63,796	$ 62,619
COSTS AND EXPENSES:
Direct operating expenses	16,926	16,604	35,541	32,547
Bareboat charter expense	573	1,980	1,410	4,436
General and administrative expenses	2,995	2,505	6,071	5,262
Depreciation and amortization	8,298	6,838	16,510	13,563
	------------	------------	-----------	-----------
	28,792	27,927	59,532	55,808
	------------	------------	-----------	-----------
OPERATING INCOME	3,445	6,421	4,264	6,811

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(4,045)	(3,134)	(8,155)	(6,503)
Other	(213)	(650)	(308)	(1,082)
	------------	------------	-----------	-----------
	(4,258)	(3,784)	(8,463)	(7,585)
	------------	------------	-----------	-----------
Income (loss) before taxes	(813)	2,637	(4,199)	(774)
INCOME TAX (PROVISION) BENEFIT	113	(75)	(360)	77
	------------	------------	-----------	-----------
NET INCOME (LOSS)	$(700)	$ 2,562	$(4,559)	$ (697)
	=======	=======	=======	=======
PER SHARE DATA:
Net Income (loss) - Basic	$(0.04)	$ 0.13	(0.23)	$ (0.03)
	=======	=======	=======	=======
Net Income (loss) - Diluted	$(0.04)	$ 0.13	(0.23)	$ (0.03)
	=======	=======	=======	=======

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,942	19,921	19,937	19,915
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	19,942	20,289	19,937	19,915
	=======	=======	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

      Page 5

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	----------------------------
	2004	2003
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,559)	$(697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,510	13,563
Amortization of deferred financing costs	420	618
Deferred and other income tax provision (benefit)	273	(77)
Gain on sale of assets	(11)	-
Foreign currency transaction loss	1,153	1,052

Change in operating assets and liabilities:
Accounts receivable	1,534	1,722
Prepaids and other	1,760	693
Accounts payable	(2,634)	(1,085)
Accrued liabilities and other	(2,349)	173
Expenditure for drydocking	(5,038)	(5,389)
	------------	------------
Net cash provided by operating activities	7,059	10,573
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(7,153)	(23,485)
Proceeds from disposition of equipment	686	-
	------------	------------
Net cash used in investing activities	(6,467)	(23,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	4,000	19,000
Repayments of debt	(4,914)	(9,652)
Proceeds from issuance of stock	157	147
	------------	------------
Net cash provided by (used in) financing activities	(757)	9,495

Effect of exchange rate changes on cash	250	905
	------------	------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85	(2,512)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,510	9,408
	------------	------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 7,595	$6,896
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$ 5,518	$5,763
	=======	=======
Income taxes paid	$ 275	$325
	=======	=======

      Page 6

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     GENERAL

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc and its majority owned subsidiaries ("GulfMark" or the "Company"). All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain reclassifications of previously reported information have been made to conform with current year presentation. We have reclassified drydocking expenditures, which relate to periodic classification society and regulatory requirements for certification of our vessels, in our statements of cash flows to operating activities. Prior to this reclassification, we presented such expenditures in investing activities. This reclassification will neither increase nor decrease cash or cash equivalents. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our fleet of vessels provides various services that support the ongoing operation and construction of offshore oil and natural gas facilities and drilling rigs, including the transportation of materials, supplies and personnel, and the positioning of drilling structures. We conduct the majority of our operations in the North Sea with the balance in offshore Southeast Asia, Brazil and India.

     Basic Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended June 30, 2004 and six months ended June 30, 2004 and 2003, all common stock equivalents are excluded as their effect is anti-dilutive.

  STOCK BASED COMPENSATION

     As described more fully in our Annual Report on Form 10-K, we measure compensation expense for our stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share if we had used the alternative fair value method to recognize stock-based employee compensation expense (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	---------------------------		---------------------------
	2004	2003	2004	2003
	---------	----------	----------	----------
Net Income (Loss) as reported	$(700)	$ 2,562	$(4,559)	$(697)
      Page 7
Employee stock based compensation included in net income, net of tax	28		57
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(89)	(215)	(311)	(341)
	---------	----------	----------	----------
Pro forma net earnings (loss)	$(761)	$ 2,347	$(4,813)	$ (1,038)
	=====	======	======	======
Per Share Information
Basic, As reported	$(0.04)	$ 0.13	$(0.23)	$ (0.03)
Basic, Pro forma	$ (0.04)	$ 0.12	$ (0.24)	$ (0.05)

Diluted, As reported	$ (0.04)	$ 0.13	$ (0.23)	$ (0.03)
Diluted, Pro forma	$ (0.04)	$ 0.12	$ (0.24)	$ (0.05)

  (3)     COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	---------------------------		---------------------------
	2004	2003	2004	2003
	------------	----------	------------	----------
	(In thousands)
Net income (loss)	$ (700)	$2,562	$ (4,559)	$(697)
Foreign currency translation adjustments, net of tax of $(537) and $(319) for 2004 and $1,008 and $407 for 2003, respectively	(6,708)	12,601	(3,988)	5,092
	-------------	-----------	-------------	------------
Comprehensive income (loss)	$(7,408)	$15,163	$(8,547)	$4,395
	========	======	========	======

     Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(4)     VESSEL ACQUISITIONS/DISPOSITIONS

     Presently, we are constructing three newbuild vessels, one for a long-term contract in Brazil and two for long-term contracts in Mexico. The Brazilian newbuild is scheduled for delivery in the second half of 2004 and will cost approximately $24 million of which $9.5 million remains to be paid upon delivery. The Mexican newbuilds are scheduled for delivery in the first quarter of 2005 and will cost a total of approximately $22 million, $13.9 million of which remains to be paid on these vessels. The remaining delivery schedule is as follows:

Vessel	Name	Delivery Date
-------------------	----------------------------	-------------------------
UT 719-2	Austral Abrolhos	Q3 2004
196 ft AHTS	TBN	Q1 2005
196 ft AHTS	TBN	Q1 2005

        Page 8

    Interest is capitalized in connection with the construction of vessels. During the three month period ended June 30, 2004 and 2003, $0.5 million and $0.4 million, respectively, was capitalized in connection with the construction of vessels. During the six months ended June 30, 2004 and 2003, respectively, $0.9 million and $0.9 million were capitalized.

(5)     INCOME TAXES

     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such have not provided for any US federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax loss and the tax provision or benefit. Our North Sea operations based in the UK and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. This tax replaces the regular corporate tax with one based on a deemed profit per net vessel ton, significantly lowering the tax rate for these jurisdictions. Currently, the Company's UK tax return is under audit by the Inland Revenue. The Company believes that any findings as a result of the tax audit or any future reviews in any of the taxing jurisdictions in which we operate will not have a material adverse impact on the financial statements.

(6)     SUBSEQUENT EVENTS

     On July 2, 2004, we commenced a tender offer to purchase all of our outstanding $130 million aggregate principal amount of 8.75% senior notes due 2008 for cash in an amount up to 103.29% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the applicable settlement date. In connection with the tender offer, we also solicited and received the consent of the holders of our 8.75% senior notes to amend the indenture governing the 8.75% senior notes to eliminate substantially all of the restrictive covenants contained in the indenture. We intend to use the net proceeds of the debt offering discussed below to purchase the 8.75% senior notes, to repay a portion of indebtedness outstanding under our $100 million Senior Secured Reducing Revolving Multi-Currency Credit Facility, or the Credit Facility, and for general corporate purposes. As of July 31, 2004, when the tender offer expired, we had purchased $104,245,000 in aggregate principal amount of the 8.75% senior notes, or 80%, of such notes. We currently have called for redemption on August 23, 2004 any remaining outstanding 8.75% senior notes for cash at a price equal to 102.917% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date

    On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005 with the following redemption provisions:

  At any time before July 15, 2007, we may redeem up to 35% of the notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued pursuant to the indenture remains outstanding after the redemption.

  Prior to July 15, 2009, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest and liquidation damages.

  The notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount plus accrued interest.

       Page 9

  After the close of the period ended June 30, 2004, we sold two vessels, the Seawhip and Seawitch for $4.1 million cash proceeds and an estimated gain of $1.9 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 31 vessels operating from the area. We also have 11 vessels operating in Southeast Asia, six vessels in Brazil and two in India. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 50 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 44 owned vessels, and six managed vessels.

     Our results of operations are affected primarily by day rates, fleet utilization, and the number and type of vessels in our fleet. Utilization and day rates, in turn, are influenced principally by the demand for vessel services from the exploration and production sectors of the oil and natural gas industry. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry as well as the availability of capital to build new vessels to meet the changing market requirements.

     In recent years, the North Sea market has been characterized by delivery of new higher capacity and specification vessels, which have generally left the region or replaced older vessels that transferred to other oil service markets. During this same time frame, despite consistently high commodity prices in the oil and gas industry, exploration and production activities by oil and gas companies have not increased according to historical precedent. These two factors have led to lower utilization in the North Sea market over the last two years than had been experienced in the last decade and applied downward pressure to day rates. The early months of 2004 were consistent with the lower utilization and day rates obtained during the previous two years. Improvements in industry day rates, and more particularly in utilization, during the later part of May and June may indicate improving conditions, but do not provide significant confirmation of improvement. We believe that this market is poised for recovery as new drilling programs and associated construction projects in both the Norwegian and U.K. sectors of the North Sea begin in the latter part of 2004 and in 2005. Until such time as contracts for vessels are tendered, however, it is difficult to predict when this recovery will take place. The other two markets in which we operate, Southeast Asia and Brazil, have been exemplified by consistent demand and relatively stable day rates. There have been several vessel operators that have repositioned equipment into Southeast Asia, in addition to the two vessels we have transferred to the region from the North Sea; however, the market has absorbed this influx as utilization and day rates have remained steady. We anticipate these two markets will continue to develop in the near term.

     From time to time, we bareboat charter vessels with revenues and operating expenses reported in the same income and expense categories as our owned vessels. The chartered vessels, however, incur bareboat charter fees instead of depreciation expense. Bareboat charter fees are generally higher than the depreciation expense on owned vessels of similar age and specification. The operating income

      Page 10

realized from these vessels is therefore adversely affected by the higher costs associated with the bareboat charter fees. These vessels are included in calculating fleet day rates and utilization in the applicable periods. In addition, we provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results. However, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods. We have no bareboat chartered vessels at the present time.

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

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The total expenditures for drydockings may vary from period to period based on the number of drydockings undertaken and the complexity of the work to be performed. Expenditures for drydockings totaled $5.0 million during the six months ended June 30, 2004 compared to $5.4 million during the same period in 2003. Amortization expense related to drydocks was $3.7 million and $4.0 million for the 2004 and 2003 year to date periods, respectively.

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

      Page 11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	---------------------------------------		---------------------------------------
	2004	2003	2004	2003
	------------------	------------------	------------------	------------------
Revenues by Region (000's):
North Sea Based Fleet (c)	$ 23,967	$ 25,446	$ 46,546	$46,483
Southeast Asia Based Fleet	4,427	4,935	8,993	8,560
Brazil Based Fleet	3,843	3,967	8,257	7,576

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$10,935	$11,805	$10,707	$11,283
Southeast Asia Based Fleet	4,761	5,164	4,960	5,214
Brazil Based Fleet	11,674	11,428	12,158	10,955

Overall Utilization (a) (b):
North Sea Based Fleet	81.0%	82.0%	77.4%	77.9%
Southeast Asia Based Fleet	78.4%	90.8%	81.6%	78.6%
Brazil Based Fleet	91.9%	94.7%	94.4%	96.2%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	29.7	29.6	30.1	29.8
Southeast Asia Based Fleet	13.0	12.0	12.7	12.0
Brazil Based Fleet	4.0	4.1	4.0	4.0
	------------------	------------------	------------------	------------------
Total	46.7	45.7	46.8	45.8
	===========	===========	===========	===========

(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner
       (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.808 and $1.618 for the quarters ended June 30,
       2004 and 2003, respectively. The average rates for GBP were 1 GBP= $1.824 and $1.611 for the six months ended        June 30, 2004 and 2003, respectively. The average rates for NOK were 1 US$= NOK 6.86 and NOK 7.0 for the quarters ended June 30, 2004 and 2003, respectively. The average rates for NOK were 1 US$= NOK 6.89 and NOK
      7.04 for the six months ended June 30, 2004 and 2003, respectively.

(d)  Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2004 with the Three Months Ended June 30, 2003

     For the quarter ended June 30, 2004, we had a net loss of $0.7 million, or $0.04 per diluted share, on revenues of $32.2 million. Net income during the same period in 2003 was $2.6 million, or $0.13 per diluted share on revenues of $34.3 million.

     The decrease of $2.1 million in revenues compared to the same quarter a year ago was mainly due to decreases in both day rates, $3.4 million, and utilization, $2.8 million. Partially offsetting this effect Page 12 was higher capacity of $2.0 million largely related to the delivery of three vessels from our newbuild program, the Highland Monarch and Highland Valour delivered in the third quarter of last year and the Highland Endurance delivered in the fourth quarter of last year. Additionally offsetting the decreases was a positive effect of currency translation of $2.1 million.

     In the second quarter of 2003, we elected not to contract our vessels under long-term contracts in the belief that the market would rebound during the second half of 2003 and result in higher day rates for long term fixtures. More of our vessels, therefore, were exposed to the spot market and as a result, North Sea utilization decreased from 82.0% in the second quarter of 2003 to 81.0% in the same 2004 quarter, resulting in a North Sea revenue decrease of $1.5 million or 6%. North Sea day rates decreased from $11,805 in the second quarter of 2003 to $10,935 in the same 2004 quarter.

     Our Brazilian revenues decreased $0.1 million, or 3%, primarily as the result of a decrease in utilization from 94.7% in the second quarter of 2003 to 91.9% in the second quarter of 2004, as two of the vessels were drydocked during the period.

     Revenues for our Southeast Asia based fleet decreased by $0.5 million, or 10%, as a result of decreases in both day rates and utilization. Southeast Asia utilization dropped from 90.8% in the second quarter of 2003 to 78.4% in the same 2004 quarter, and day rates decreased $403 from $5,164 in the second quarter of 2003 to $4,761 in the same quarter this year.

     Operating income of $3.4 million in the second quarter of 2004 reflected the revenue decreases discussed above as well as increased costs resulting from the full effect of the addition of three newbuild vessels. Offsetting this effect was the reduction in bareboat charter expense related to the return of bareboat chartered vessels, along with a related $0.4 million reduction in the redundancy reserve. All bareboat charter vessels have been returned to their owners as of June 30, 2004. In addition, a benefit of a $0.4 million related to the periodic evaluation of certain employee related liabilities, and the effect of a stronger foreign exchange rates against the U.S. dollar in the 2004 period were recognized in the quarter. A depreciation and amortization expense increase of $1.5 million for the second quarter of 2004, when compared to the same 2003 quarter, reflects the growth of the fleet.

     Other expenses in the second quarter of 2004 included an increase of $0.9 million in interest expense, net of interest income over the same quarter in 2003. The increase in interest expense was mainly attributed to additional borrowings under our credit facility. Other expenses in 2004 included a $0.2 million expense primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the GBP strengthened against the NOK during the second quarter.

     Our income tax benefit for the second quarter of 2004 was $0.1 million compared to a provision of $0.1 million for the same 2003 quarter. For the second quarter of 2004, our income from higher tax rate jurisdictions decreased, decreasing our blended rate.

Comparison of the Six Months Ended June 30, 2004 with the Six Months Ended June 30, 2003

     For the six months ended June 30, 2004, we incurred a net loss of $4.6 million, or $0.23 per diluted share, on revenues of $63.8 million. The net loss during the same period in 2003 was $0.7 million, or $0.03 per diluted share, on revenues of $62.6 million.

PAGE>Page 13

     The increase of $1.2 million in revenues compared to the same period a year ago was mainly due to an increase in capacity of $4.7 million principally as a result of the addition of one calendar day in the six month period in 2004, and the full effect of the 2003 deliveries of the Highland Eagle, Highland Monarch, Highland Valour and Highland Endurance. Additionally, a favorable currency translation effect was responsible for $4.4 million of the increase. Partially offsetting this increase are a $3.1 million decrease in dayrates and a $4.8 million decrease in utilization, stemming mainly from the increased number of our vessels working on the spot market.

     North Sea revenues remained constant year over year at $46.5 million. An increase in capacity due to the full six month effect of vessel additions and an additional calendar day in the 2004 period were largely offset by a decrease in utilization, from 77.9% in 2003 to 77.4% in 2004, resulting from a number of our vessels working in the spot market in the 2004 period. The average day rate declined to $10,707 in the six months ended June 30, 2004 from $11,283 in the same 2003 period; however, this decrease was offset for the most part by a strengthening of both the GBP and NOK exchange rates against the U.S. Dollar.

     Revenues for our Southeast Asia based fleet increased 5%, from $8.6 million in the first six months of 2003 to $9.0 million in the same 2004 period. The $0.4 million increase was primarily attributable to an increase in utilization, from 78.6% in 2003 to 81.6% in 2004.

     Our Brazilian revenues increased 9% from $7.6 million in 2003 to $8.2 million in 2004. The $0.6 million increase was primarily the result of an increase in day rate from $10,955 in the first six months of 2003 to $12,158 in the same 2004 period. This increase contributed $0.5 million to the revenue increase. The improvement in average day rate reflects the addition of higher specification vessels as well as rate increases on each of the vessels in the market. The mobilization of the North Crusader from the North Sea in April 2003 as a front-runner to our Brazilian newbuild scheduled to be delivered in the third quarter of this year partially offset by the decrease in revenue due to the return of a bareboat chartered vessel to its owner in the second quarter of 2003 was mainly responsible for the balance of the increase.

     Operating income decreased to $4.3 million in the six month period ended June 30, 2004 from $6.8 million for the same period one year ago. This decrease was due in part to increases in operating expenses of $3.0 million and depreciation and amortization expense of $2.9 million largely due to the increase in fleet size. Additionally, an increase in general and administrative expenses of $0.8 million due largely to the increase in exchange rate of the GBP and NOK against the dollar contributed to the decrease. Offsetting this decrease was the increase in revenue of $1.2 million discussed above and a decrease in bareboat charter expense of $3.0 million, along with a related $0.4 million reduction in the redundancy reserve. All bareboat charter vessels have been returned to their owners as of June 30, 2004. In addition, a benefit of a $0.4 million related to the periodic evaluation of certain employee related liabilities, and the effect of a stronger foreign exchange rates against the U.S. dollar in the 2004 period were recognized.

     In the six months ended June 30, 2004, other expenses of $8.5 million included a $1.7 million increase in interest expense when compared to the same period in 2003, mainly attributable to a larger outstanding balance on our line of credit than last year. Other expenses of $0.3 million in the 2004 period included a benefit of $0.8 million related to a reversal of liability associated with the termination of indemnification for tax and legal liabilities of our predecessor relating to periods prior Page 14 to May 1, 1997. Partially offsetting this benefit was an expense primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the GBP strengthened against the NOK in the period.

     Our income tax provision for the first half of 2004 was $0.4 million compared to a benefit of $0.1 million for the same 2003 period. The tax rate in the 2004 period reflected pre-tax profits in our higher tax rate jurisdictions of Brazil and Southeast Asia.

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

     At June 30, 2004, we had total debt of $243.6 million, consisting of approximately $129.8 million of Senior Notes, $23.9 million related to certain vessel mortgages, and $89.9 million under our credit facility.

     Net working capital for the second quarter of 2004 was $14.5 million, including $7.6 million in cash and cash equivalents. Net cash provided by operating activities decreased by $3.5 million to $7.1 million for the six month period ended June 30, 2004. This decrease was mainly due to working capital changes, and increased operating costs. Effective with the second quarter of 2004, we have reclassified drydocking expenditures, which relate to periodic Classification Society and regulatory requirements for certification of our vessels, in our statements of cash flows to operating activities. Prior to this reclassification, we presented such expenditures in investing activities. This reclassification will neither increase nor decrease cash or cash equivalents.

     Net cash used in investing activities was $6.5 million and $23.5 million for the six months ended June 30, 2004 and 2003, respectively. The 2004 period reflects the proceeds of $0.7 million from the disposition of a vessel. The 2003 period reflects the final payment for the Highland Eagle, as well as other progress payments under the newbuild program and expenditures associated with modifications performed on the North Crusader related to its contract in Brazil.

     As of June 30, 2004, total outstanding under our $100 million credit facility was $89.9 million. The weighted average interest rate of our credit facility as of June 30, 2004 was 5.6%. A $4.0 million drawdown and subsequent $2.0 million repayment were made on the credit facility in addition to $2.9 million repayment on the acquisition facilities during the quarter. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio, and a minimum net worth. We are currently in compliance, however, we cannot give assurance that the results of operations will result in compliance in future periods.

     Expenditures related to the vessels under construction in Brazil and Singapore are expected to be approximately $18.9 million during the remainder of 2004, including the final payment for the newbuild UT719-2 Austral Abrolhos which is scheduled for delivery in the third quarter of 2004 and further progress payments on the Singapore newbuilds. Drydocking expenditures for the remainder of Page 15

2004 are expected to be approximately $2.5 million.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes in each of these regions. In other regions, accelerated depreciation has minimized the cash requirements for income taxes.

On July 2, 2004, we commenced a tender offer to purchase all of our outstanding $130 million aggregate principal amount of 8.75% senior notes due 2008 for cash in an amount up to 103.29% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the applicable settlement date. In connection with the tender offer, we also solicited and received the consent of the holders of our 8.75% senior notes to amend the indenture governing the 8.75% senior notes to eliminate substantially all of the restrictive covenants contained in the indenture. We intend to use the net proceeds of the debt offering discussed below to purchase the 8.75% senior notes, to repay a portion of indebtedness outstanding under our $100 million Senior Secured Reducing Revolving Multi-Currency Credit Facility, or the Credit Facility, and for general corporate purposes. As of July 31, 2004, when the tender offer expired, we had purchased $104,245,000 in aggregate principal amount of the 8.75% senior notes, or 80%, of such notes. We currently have called for redemption on August 23, 2004 any remaining outstanding 8.75% senior notes for cash at a price equal to 102.917% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date.

     On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005 with the following redemption provisions:

  At any time before July 15, 2007, we may redeem up to 35% of the notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued pursuant to the indenture remains outstanding after the redemption.

  Prior to July 15, 2009, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest and liquidation damages.

  The notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount plus accrued interest.

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

      Page 16

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended June 30, 2004, currency fluctuations in GBP and NOK did not have a material impact on the results of our operations. For the quarter ended June 30, 2004, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.86, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.808. The average exchange rates in the comparable 2003 period were 1 USD = 7.0 NOK and 1 GBP=$1.618. Our North Sea based fleet generated $24.0 million in revenues and $2.0 million in operating income for the three months ended June 30, 2004.

     Reflected in the accompanying balance sheet as of June 30, 2004, is a $47.8 million cumulative translation adjustment which fluctuates based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between the parent company and its foreign subsidiaries.

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

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

      operational risk,

      dependence on the oil and gas industry,
PAGE>Page 17

      oil and gas prices,

     delay or cost over runs on construction projects,
     ongoing capital expenditure requirements,
      uncertainties surrounding environmental and government regulation, risk relating to leverage,
      risks of foreign operations,
      risk of war, sabotage or terrorism,
      assumptions concerning competition,
      risks of currency fluctuations, and
      other matters.

     These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above, general economic and business conditions, the business opportunities that may be presented to and pursued by GulfMark, changes in law or regulations and other factors, many of which are beyond our control.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include our 8.75% Senior Notes. As of June 30, 2004, the fair value of these notes, based on quoted market prices, was approximately $133.9 million compared to a carrying amount of $129.8 million.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Operating Officer Page 18 and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 5.      SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     At the Company's Annual meeting of Stockholders held on May 10, 2004, the stockholders of the

Company approved the election of all nominated directors as follows:

Nominee	In Favor	Withheld
---------------------------	--------------	--------------
David J. Butters	15,142,704	4,161,246
Peter I. Bijur	18,484,816	819,134
Marshall A. Crowe	18,537,362	766,588
Louis S. Gimbel, 3rd	18,537,358	766,592
Sheldon S. Gordon	18,529,620	774,330
Robert B. Millard	15,187,080	4,116,870
Bruce A. Streeter	15,327,943	3,976,007

     At the Company's Annual meeting of Stockholders held on May 10, 2004, the stockholders of the Company approved the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2004 as follows:

For	Against	Abstained
-----------	----------	-------------
18,943,609	357,085	3,256

ITEM 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits

      See Exhibit Index for list of Exhibits filed herewith

(b)  Reports on Form 8-K filed during the second quarter of 2004.

April 6, 2004	Item 9, Regulation FD (informational only)
April 15, 2004	Item 9, Regulation FD (informational only)
April 29, 2004	Item 9, Regulation FD (informational only)

      Page 19

    Reports on Form 8-K filed subsequently to the second quarter of 2004.

July 2, 2004	Items 5 and 7
July 9, 2004	Items 5 and 7
July 12, 2004	Items 5 and 7
July 14, 2004	Items 5 and 7
July 21, 2004	Items 5 and 7
July 22, 2004	Items 5 and 7
July 29, 2004	Item # 9, Regulation FD (informational only)
August 3, 2004	Items 5 and 7

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            GulfMark Offshore, Inc.
                                                                            (Registrant)

                                                                  By:     /s/ Edward A. Guthrie
                                                                            -------------------------------
                                                                            Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer
Date:   August 9, 2004

      Page 20

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith