Form 10-Q
period 2004-09-30
GULFMARK OFFSHORE INC
filed 2004-11-09
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 9, 2004: 20,114,744

(Exhibit Index Located on Page 22)

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	--------------------	------------------

	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,798	$8,336
Accounts receivable, net allowance for doubtful accounts of $1,000 in 2004 and $377 in 2003	37,024	37,587
Prepaids and other	3,283	4,569
	--------------------	------------------
Total current assets	53,105	50,492

VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $124,462 in 2004 and $108,685 in 2003	477,690	465,942
CONSTRUCTION IN PROGRESS	12,505	19,560
GOODWILL	27,343	28,775
DEFERRED DRYDOCKING AND OTHER ASSETS	14,024	10,732
	--------------------	------------------
	$584,667	$575,501
	============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,005	$5,711
Accounts payable	14,929	11,780
Accrued personnel costs	6,233	6,550
Accrued interest expense	3,333	1,302
Other accrued liabilities	1,970	2,084
	--------------------	------------------
Total current liabilities	30,470	27,427
	--------------------	------------------
LONG-TERM DEBT	252,358	236,589
	18,447
DEFERRED TAX LIABILITIES	15,551	18,514
OTHER LIABILITIES	-	843
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 20,105 and 20,011 shares issued and outstanding, respectively	200	200
Additional paid-in capital	121,521	120,933
Treasury stock	(1,241)	(898)
Deferred compensation expense	1,241	898
Retained earnings	114,167	119,245
Cumulative translation adjustment	50,400	51,750
	------------------	------------------
Total stockholders' equity	286,288	292,128
	------------------	------------------
	$584,667	$575,501
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	------------------------------		----------------------------
	2004	2003	2004	2003
	------------	----------	-----------	----------
	(In thousands, except per share amounts)

REVENUES	$34,092	$33,125	$97,888	$95,744
COSTS AND EXPENSES:
Direct operating expenses	16,446	18,467	51,987	51,014
Bareboat charter expense	-	1,304	1,410	5,740
General and administrative expenses	4,322	2,918	10,393	8,180
Depreciation and amortization	8,094	7,029	24,604	20,592
	------------	------------	-----------	-----------
	28,862	29,718	88,394	85,526
	------------	------------	-----------	-----------
OPERATING INCOME	5,230	3,407	9,494	10,218

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(4,235)	(3,348)	(12,390)	(9,851)
Debt refinancing costs	(6,524)	-	(6,524)	-
Other	2,757	145	2,449	(937)
	------------	------------	-----------	-----------
	(8,002)	(3,203)	(16,465)	(10,788)
	------------	------------	-----------	-----------
Income (loss) before taxes	(2,772)	204	(6,971)	(570)
INCOME TAX (PROVISION) BENEFIT	2,253	(20)	1,893	57
	------------	------------	-----------	-----------
NET INCOME (LOSS)	$(519)	$184	$(5,078)	$(513)
	=======	=======	=======	=======
PER SHARE DATA:
Net Income (loss) - Basic	$(0.03)	$0.01	$(0.25)	$(0.03)
	=======	=======	=======	=======
Net Income (loss) - Diluted	$(0.03)	$0.01	$(0.25)	$(0.03)
	=======	=======	=======	=======

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,940	19,923	19,938	19,918
	=======	=======	=======	=======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	19,940	20,276	19,938	19,918
	=======	=======	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	----------------------------
	2004	2003
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,078)	$(513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,604	20,592
Redemption premium on early extinguishment of debt	4,442	-
Extinguishment of deferred financing costs on old debt	2,082	-
Amortization of deferred financing costs	365	877
Deferred and other income tax benefit	(1,893)	(57)
Gain on sale of assets	(2,106)	(16)
Foreign currency transaction loss	501	883

Change in operating assets and liabilities:
Accounts receivable	3,360	1,067
Prepaids and other	1,172	480
Accounts payable	(1,637)	(2,264)
Accrued liabilities and other	(4,955)	3,747
Expenditure for drydocking	(6,300)	(5,867)
	------------	------------
Net cash provided by operating activities	14,557	18,929
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(21,937)	(58,640)
Proceeds from disposition of equipment	5,855	-
	------------	------------
Net cash used in investing activities	(16,082)	(58,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	160,120	53,000
Repayments of debt	(151,054)	(15,153)
Redemption premium on early extinguishment of debt	(4,442)	-
Proceeds from issuance of stock	412	259
	------------	------------
Net cash provided by financing activities	5,036	38,106

Effect of exchange rate changes on cash	951	429
	------------	------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,462	(1,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	8,336	9,408
	------------	------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$12,798	$8,232
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$7,114	$5,650
	=======	=======
Income taxes paid	$321	$576
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.     FINANCIAL STATEMENTS

(1)     GENERAL

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the S.E.C. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Com pany's Annual Report on Form 10-K for the year ended December 31, 2003.

     In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. During the current quarter these adjustments include a reduction in accrued liabilities of $1.0 million related to the Company's accounting for certain indirect labor costs in the North Sea. The Company's assessment indicates that a portion of the adjustment for the indirect labor costs may be related to periods prior to 2004. Such amounts for the quarter and cumulatively for the nine months ended September 30, 2004 ($0.4 million and $0.8 million, respectively) were not deemed material with respect to the anticipated results or to the trend in earning for the full fiscal year.

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc. and its majority owned subsidiaries ("GulfMark" or the "Company"). All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain reclassifications of previously reported information have been made to conform with current year presentation. We have reclassified drydocking expenditures, which relate to periodic classification society and regulatory requirements for certification of our vessels, in our statements of cash flows to operating activities. Prior to this reclassification, we presented such expenditures as investing activities. This reclassification will neither increase nor decrease cash or cash equivalents.

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

     Basic Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended September 30, 2004 and nine months end September 30, 2004 and 2003, the common stock equivalents are excluded as their effect is anti-dilutive. The details of the EPS calculation for the three months ended September 30, 2003 is as follows (in thousands except per share data):

	Three Months Ended September 30, 2003
	------------------------------------------
	Income	Shares	Per Share Amount
	--------	---------	-------------
Net income per share, basic	$184	19,923	$0.01
			=======
Dilutive effect of common stock options		353
	--------	---------
Net income per share, diluted	$184	20,276	$0.01
	=====	=====	=======

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	---------------------------		---------------------------
	2004	2003	2004	2003
	---------	----------	----------	----------
Net Income (Loss) as reported	$(519)	$184	$(5,078)	$(513)

Employee stock based compensation included in net income, net of tax	75	-	132	-
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(134)	(88)	(386)	(429)
	--------	----------	----------	----------
Pro forma net earnings (loss)	$(578)	$96	$(5,332)	$(942)
	=====	======	======	======
Per Share Information
Basic, As reported	$(0.03)	$0.01	$(0.25)	$(0.03)
Basic, Pro forma	$(0.03)	$0.01	$(0.27)	$(0.05)

Diluted, As reported	$(0.03)	$0.01	$(0.25)	$(0.03)
Diluted, Pro forma	$(0.03)	$0.01	$(0.27)	$(0.05)

(3)     COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	---------------------------		---------------------------
	2004	2003	2004	2003
	------------	----------	------------	----------
	(In thousands)
Net income (loss)	$(519)	$184	$(5,078)	$(513)
Foreign currency translation adjustments, net of tax of $(352) and $(760) for 2003 for the three months and nine months respectively, $0 in 2004	2,638	4,404	(1,350)	9,496
	-----------	-----------	-----------	------------
Comprehensive income (loss)	$2,119	$4,588	$(6,428)	$8,983
	========	======	========	=======

     Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(4)     VESSEL ACQUISITIONS/DISPOSITIONS

     In the third quarter 2004, we took delivery of our Brazilian newbuild, Austral Abrolhos. This vessel, which cost approximately $24 million, started a long-term contract for a customer in Brazil upon delivery. The two remaining newbuild vessels are scheduled for delivery in the first quarter of 2005 and will cost a total of approximately $22 million. Currently, $4.3 million remains to be paid on these vessels. The remaining delivery schedule is as follows:

Vessel	Name	Delivery Date
-------------------	----------------------------	-------------------------
196 ft AHTS	TBN	Q1 2005
196 ft AHTS	TBN	Q1 2005

    Interest is capitalized in connection with the construction of vessels. During the three month periods ended September 30, 2004 and 2003, $0.4 million was capitalized. During the nine months ended September 30, 2004 and 2003, respectively, $1.3 million and $1.4 million were capitalized.

    In the third quarter 2004, we sold three of our older Southeast Asian vessels, the Seawhip, Seawitch, and the Sea Conquest for an aggregate amount of $5.2 million, with a gain on sales of $2.1 million. The Seawhip and Seawitch were sold in July 2004 and the Sea Conquest was sold in September 2004.

(5)     INCOME TAXES

     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any US federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax loss and the tax provision or benefit. Our North Sea operations based in the UK and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. This tax replaces the regular corporate tax with one based on a deemed profit per net vessel ton, significantly lowering the tax rate for these jurisdictions. In the third quarter 2004, an income tax benefit of $0.7 million related to the release of certain tax reserves in the North Sea was recognized. This change in the tax reserve estimate was related to the expiration of the statute of limitations in the taxing jurisdiction to which this reserve item related. Also, in the third quarter 2004, there was a $2.2 million tax benefit related to the debt refinancing costs offset by $0.7 million tax expenses related to operations. The Company further reduced the tax reserve by $1.2 million as a result of a favorable agreement with Inland Revenue related to the settlement of deferred gain previously recorded on Sea Truck (UK) Ltd. As this item arose prior to the acquisition of Sea Truck (UK) Ltd., the reduction is properly reflected as a purchase price adjustment resulting in no income statement impact. Currently, the Company's UK tax return is under audit by the Inland Revenue. The Company believes that any findings as a result of the tax audit or any future reviews in any of the taxing jurisdictions in which we operate will not have a material adverse impact on the financial statements.

(6)     SENIOR NOTES

     On July 2, 2004, we commenced a tender offer to purchase all of our outstanding $130 million aggregate principal amount of 8.75% senior notes due 2008 for cash in an amount up to 103.29% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the applicable settlement date. In connection with the tender offer, we also solicited and received the consent of the holders of our 8.75% senior notes to amend the indenture governing the 8.75% senior notes to eliminate substantially all of the restrictive covenants contained in the indenture. We used the net proceeds of the debt offering discussed below to purchase the 8.75% senior notes, to repay a portion of indebtedness outstanding and for general corporate purposes.

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

  Prior to July 15, 2009, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest, and, if any, liquidated damages.

  The notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount plus accrued interest.

     In the third quarter 2004, $6.5 million debt refinancing costs, were expensed which comprised of $4.4 million from the payment of tender premiums and $2.1 million from the write-off of unamortized debt issuance costs and unamortized debt discount related to the 8.75% senior notes.

(7)     RELATED PARTY TRANSACTIONS

     At September 17, 2004, Lehman Brothers Holding Inc., an affiliate of Lehman Brothers Inc., owned an aggregate of 3,842,424 shares of our common stock, representing approximately 19.2% of the total common stock outstanding. David J. Butters, Chairman of our Board of Directors, and Robert B. Millard, one of our Directors, are Managing Directors of Lehman Brothers Inc. Mr. Butters is also a member of our Executive and Compensation Committees and Mr. Millard is a member of our Executive Committee. Messrs. Butters and Millard respectively own 462,038 and 534,676, or 2.30% and 2.67% of our common stock. Although Messrs. Butters and Millard disclaim beneficial ownership of the shares held by Lehman Brothers Holdings Inc., through a partnership Messrs. Butters and Millard each have a 5.625% interest in the profits of Lehman Brothers Holdings Inc. in its investments and may have additional indirect interests by virtue of their employment by Lehman Brothers Inc.

     Lehman Brothers Inc. and certain of their affiliates from time to time during the past three years have provided certain investment banking, commercial banking and financial advisory services to us and our affiliates, for which they have received customary fees and commissions, and they may provide these services to us in the future, for which they expect to receive customary fees and commissions. The address of Lehman Brothers Holdings Inc. is 399 Park Avenue, 9th Floor, New York, New York 10022.

     Lehman Brothers Inc. acted as sole dealer-manager in connection with the tender offer for the $130 million, 8.75% senior notes and the offering of the $160 million senior notes. Lehman Brothers Inc. received customary fees in the amount of $0.3 million for the tender offer and $1.9 million as lead manager of the offering, plus reimbursement of certain expenses for those services.

(8)     SUBSEQUENT EVENTS

     On October 22, 2004, President Bush signed the JOBS Act which, among other items, provides tax reform related to foreign shipping income.  This new tax legislation should favorably impact the Company beginning January 1, 2005 as the majority of the Company's foreign shipping income will not be subject to tax in the United States.  The full extent of the positive impact on earnings as it relates to GulfMark's structure, however, is not yet clear as the Company is continuing to evaluate the ultimate impact of this new tax legislation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 35 vessels operating from the area. We also have 10 vessels operating in Southeast Asia, five vessels in Brazil and two in India. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 52 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 44 owned vessels, and eight managed vessels.

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

     In recent years, the North Sea market has been characterized by delivery of new higher capacity and specification vessels, which have generally left the region or replaced older vessels that transferred to other oil service markets. During this time frame, despite consistently high commodity prices in the oil and natural gas industry, exploration and production activities by oil and natural gas companies have not increased according to historical precedent. These two factors have led to lower utilization in the North Sea market over the last two years than had been experienced in the last decade and applied downward pressure to day rates. The early months of 2004 were consistent with the lower utilization and day rates obtained during the previous two years. Improvements in industry day rates, and more particularly in utilization during the third quarter may indicate improving conditions, but do not provide significant confirmation of a shift in marke t conditions. We believe that this market is poised for recovery as new drilling programs and associated construction projects in both the Norwegian and U.K. sectors of the North Sea begin in the latter part of 2004 and in 2005. Until such time as contracts for vessels are tendered, however, it is difficult to predict when this recovery will take place. The other two markets in which we operate, Southeast Asia and Brazil, have maintained consistent demand and relatively stable day rates. In addition to the one vessel we transferred to the region from the North Sea early in 2004, there have been several vessel operators that have repositioned equipment into Southeast Asia, which many tend to heighten competition in the region in the future. In October 2004, we mobilized the frontrunner for our newly delivered Brazilian vessel, the Austral Abrolhos, to the North Sea as well. We anticipate the Brazil and Southeast Asia markets will continue to develop in the near term.

     From time to time, we bareboat charter vessels with revenues and operating expenses reported in the same income and expense categories as our owned vessels. The chartered vessels, however, incur bareboat charter fees instead of depreciation and other expense. Bareboat charter fees are generally higher than the depreciation expense on owned vessels of similar age and specification. The operating income realized from these vessels is therefore adversely affected by the higher costs associated with the bareboat charter fees. These vessels are included in calculating fleet day rates and utilization in the applicable periods. We have no bareboat chartered vessels at the present time.

     We also provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results. However, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

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

     In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies. Drydock amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over 30 months, which approximates the period between drydockings.

     Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The total expenditures for drydockings may vary from period to period based on the number of drydockings undertaken and the complexity of the work to be performed. Expenditures for drydockings totaled $6.3 million during the nine months ended September 30, 2004 compared to $5.9 million during the same period in 2003. Amortization expense related to drydocks was $5.4 million and $5.6 million for the 2004 and 2003 year to date periods, respectively. For the third quarter of 2004 and 2003, drydock amortization was $1.7 million and $1.6 million, respectively, and expenditures for drydock in the third quarter of 2004 and 2003 was $1.3 million and $0.5 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	---------------------------------------		---------------------------------------
	2004	2003	2004	2003
	------------------	------------------	------------------	------------------
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$24,950	$24,297	$71,496	$70,779
Southeast Asia Based Fleet	3,868	4,496	12,861	13,057
Brazil Based Fleet	5,274	4,332	13,531	11,908

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$11,301	$10,334	$10,889	$10,948
Southeast Asia Based Fleet	5,203	5,012	5,015	5,144
Brazil Based Fleet	12,493	12,045	12,275	11,327

Overall Utilization (a) (b):
North Sea Based Fleet	85.8%	81.5%	79.9%	78.3%
Southeast Asia Based Fleet	76.0%	84.7%	80.1%	80.6%
Brazil Based Fleet	84.2%	98.5%	90.3%	97.0%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	27.7	31.2	29.4	30.6
Southeast Asia Based Fleet	11.4	12.0	12.3	12.0
Brazil Based Fleet	5.5	4.0	4.5	4.0
	------------------	------------------	------------------	------------------
Total	44.6	47.2	46.2	46.6
	===========	===========	===========	===========

(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner
       (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.819 and $1.611 for the quarters ended September 30,
       2004 and 2003, respectively. The average rates for GBP were 1 GBP= $1.822 and $1.611 for the nine months ended
       September 30, 2004 and 2003, respectively. The average rates for NOK were 1 US$= NOK 6.86 and NOK 7.33 for the quarters ended September 30, 2004 and 2003, respectively. The average rates for NOK were 1 US$= NOK 6.88 and NOK 7.14 for the nine months ended September 30, 2004 and 2003, respectively.

(d)  Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2004 with the Three Months Ended September 30, 2003

     For the quarter ended September 30, 2004, we had a net loss of $0.5 million, or $0.03 per diluted share, on revenues of $34.1 million. Net income during the same period in 2003 was $0.2 million, or $0.01 per diluted share on revenues of $33.1 million. Reported results for the third quarter 2004 include the adverse effect of $4.3 million (tax effected), or $0.22 per share (diluted), debt refinancing costs incurred in connection with the redemption of the $130 million senior notes, partially offset by $0.7 million, or $0.04 per share (diluted), income tax benefit resulting from the release of certain tax reserves relating to our North Sea operations. Addition items impacting the quarter are discussed below.

     The increase of $1.0 million in revenues compared to the same quarter a year ago was mainly due to an increase in capacity primarily resulting from the addition of the Highland Endurance, partially offset by the sale of the Seawhip and Seawitch in the third quarter of 2004. Additionally, a favorable currency impact in the 2004 quarter contributed to the further increase over 2003.

     North Sea utilization increased from 81.5% in the third quarter of 2003 to 85.8% in the third quarter of 2004. This increase was due largely to higher utilization for our newly built anchor handlers. Day rates in the region also increased, from $10,334 in last year's quarter to $11,301 in the 2004 quarter, or $967 per day. This increase was due largely to a favorable currency fluctuation in the 2004 period. Capacity decreased in the region as three vessels were mobilized to other regions in late 2003 or early 2004, and the last of our bareboat chartered vessels was returned to its owner in the second quarter of 2004. Offsetting this decrease was an increase in capacity from the delivery of the Highland Endurance during the fourth quarter of 2003. Overall, North Sea revenues increased by $0.7 million or 3%, from $24.3 million during the third quarter of 2003 to $25.0 million during the same quarter in 2004.

     Revenues for our Southeast Asia based fleet decreased by $0.6 million from $4.5 million the third quarter of 2003 to $3.9 million the third quarter of 2004, or 14%, mainly resulting from a decrease in capacity due to the sale of the Seawhip and Seawitch early in the quarter, partially offset by an increase in capacity from the mobilization into the region of a North Sea vessel in early 2004. Utilization decreased from 84.7% in the 2003 quarter to 76.0% in the same 2004 quarter, resulting in $0.3 million decrease. Day rates increased from $5,012 to $5,203 in the 2003 quarter and 2004 quarter, respectively.

     Our Brazilian revenues increased by $1.0 million, or 22%, primarily as the result of two vessels having been mobilized into the area from other regions and the delivery, late in the quarter, of the newbuild Austral Abrolhos. Day rates increased by $448 per day, from $12,045 in the third quarter of 2003 to $12,493 in the third quarter of 2004, however, utilization in the region decreased by 14.3%, as a result of the drydocking of a vessel during the third quarter in 2004.

     Operating income of $5.2 million in the third quarter of 2004 increased $1.8 million from the third quarter of 2003. This increase was mainly due to increased revenue, $1.0 million, and the elimination of bareboat chartered expense as all bareboat chartered vessels were returned to their owners. Additionally, the sale of the St. Rognvald earlier in 2004 resulted in a $1.2 million decrease in operating expenses while a continued focus on decreased operating expenses further contributed to the operating income increase. In the third quarter of 2004, a benefit of $0.4 million was recognized related to the periodic evaluation of certain indirect employee related liabilities which may be related to periods prior to 2004. Offsetting these items were increases in general and administrative expenses, due largely to higher expenses as a result of the application of Sarbanes Oxley Section 404 internal control requirements, an increase in the allowance for do ubtful accounts of $0.7 million, and increased depreciation due primarily to the addition of the Highland Endurance in the fourth quarter of 2003 and an increase in exchange rates.

     Other expenses in the third quarter of 2004 included an increase of $0.9 million in interest expense, net of interest income over the same quarter in 2003. The increase in interest expense was mainly attributed to higher borrowings under our credit facility. Debt refinancing costs of $6.5 million related to the redemption of our $130 million senior notes. Additionally, a gain on the sale of the Seawhip, Seawitch, and Sea Conquest during the third quarter of 2004 amounted to $2.1 million of other income. The additional $0.7 million of other income primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the NOK strengthened against the GBP during the third quarter of 2004.

     Our income tax benefit for the third quarter of 2004 was $2.3 million. Included in this benefit is an adjustment of $0.7 million related to the release of certain tax reserves relating to our North Sea operations. This change in the tax reserve estimate was related to the expiration of the statute of limitations in the taxing jurisdiction to which this reserve item related. Also, in the third quarter 2004, there was a $2.2 million tax benefit related to the debt refinancing costs offset by $0.7 million taxes related to operations. We further reduced the tax reserve by $1.2 million as a result of a favorable agreement with Inland Revenue related to the settlement of deferred gain previously recorded on Sea Truck (UK) Ltd. As this item arose prior to the acquisition of Sea Truck (UK) Ltd., the reduction is properly reflected as a purchase price adjustment resulting in no income statement impact. Additionally, for the third quarter of 2004, our income from high er tax rate jurisdictions decreased, significantly decreasing our blended rate.

Comparison of the Nine Months Ended September 30, 2004 with the Nine Months Ended September 30, 2003

     For the nine months ended September 30, 2004, we incurred a net loss of $5.1 million, or $0.25 per diluted share, on revenues of $97.9 million. The net loss during the same period in 2003 was $0.5 million, or $0.03 per diluted share, on revenues of $95.7 million.

     The increase of $2.1 million in revenues compared to the same period a year ago was mainly due to an increase in capacity of $1.6 million principally as a result of the addition of one calendar day in the nine month period in 2004 and the full effect of the 2003 deliveries of the Highland Eagle, Highland Monarch, Highland Valour and Highland Endurance, partially offset by the return of three bareboat chartered vessels in late 2003 and early 2004. Additionally, a favorable currency translation effect was responsible for $7.7 million of the increase. Partially offsetting this increase are a $4.4 million decrease in day rates and a $2.7 million decrease in utilization, stemming mainly from the increased number of vessels working on the spot market earlier in the year.

     North Sea revenues increased by $0.7 million year over year, or 1%, at $71.5 million. An increase in capacity due to the full nine month effect of vessel additions and an additional calendar day in the 2004 period, and an increase in utilization from 78.3% in 2003 to 79.9% in 2004 were more than offset by lower average day rates, from $10,948 in 2003 to $10,889 for the 2004 period.

     Revenues for our Southeast Asia based fleet decreased by $0.2 million year over year. An increase in capacity of $0.3 million due to the mobilization into the area of a North Sea vessel offset primarily by the sale of the Seawitch and Seawhip was offset by a decrease in utilization from 80.6% in 2003 to 80.1% in 2004. Furthermore, average day rates decreased from $5,144 in the 2003 year to date period to $5,015 in the same 2004 period.

     Our Brazilian revenues increased 13% from $11.9 million in 2003 to $13.5 million in 2004. The $1.6 million increase was primarily the result of an increase in capacity of $1.2 million, as vessels were mobilized into the area from other regions in earlier periods, and increased average day rates, from $11,327 in the first nine months of 2003 to $12,275 in the same 2004 period. This day rate increase contributed $0.7 million to the revenue increase. The Austral Abrohlos, our Brazilian newbuild, was delivered late in the third quarter of this year and immediately went to work on its long term contract. A decrease in utilization from 97.0% in 2003 to 90.3% in 2004 partially offset the above mentioned increases.

     Operating income decreased to $9.5 million in the nine month period ended September 30, 2004 from $10.2 million for the same period one year ago. This decrease was due in part to increases in operating expenses of $1.0 million, including an offset adjustment of $1.8 million related to indirect labor costs in the North Sea, and depreciation and amortization expense of $4.0 million largely due to the increase in fleet size. Additionally, an increase in general and administrative expenses of $2.2 million due to higher professional fees largely related to Sarbanes Oxley implementation and an allowance for doubtful accounts of $0.7 million. Offsetting this decrease was the increase in revenue of $2.1 million discussed above and a decrease in bareboat charter expense of $4.4 million. All bareboat charter vessels have been returned to their owners. Included in these results is a favorable currency exchange impact due to the increase in exchange rates of the GBP and NOK against the dollar contributed $4.8 million to operating income in 2004.

     In the nine months ended September 30, 2004, other expenses of $16.5 million included a $2.5 million increase in interest expense when compared to the same period in 2003, mainly attributable to a larger outstanding balance and higher interest rate on our line of credit than last year. The higher interest amount resulted from the conversion of the line of credit from USD to GBP at the end of 2003. Additionally, expensed cost of $6.5 million related to the redemption of our $130 million senior notes and $2.1 million related to the gain on the sale of three vessels in 2004. Other income also includes $0.3 million related to the translation of GBP denominated debt on our Norwegian subsidiary as the GBP weakened against the NOK in the 2004 period. Other expenses of $0.9 million in the 2003 period also relates primarily to the translation of GBP denominated debt on our Norwegian subsidiary as the GBP strengthened against the NOK in the period.

     Our income tax benefit for the nine months ended September 30, 2004 was $1.9 million compared to a benefit of $0.1 million for the same 2003 period. The tax rate in the 2004 period reflected a benefit of $0.7 million relating to the release of certain related to the North Sea operations tax reserves. The Company further reduced the tax reserve by $1.2 million as a result of a favorable agreement with Inland Revenue related to the settlement of deferred gain previously recorded on Sea Truck (UK) Ltd. As this item arose prior to the acquisition of Sea Truck (UK) Ltd., the reduction is properly reflected as a purchase price adjustment resulting in no income statement impact. The additional $1.2 million benefit reflects the tax benefit derived from the redemption of the 8.75% senior notes, along with our expected year end effective tax rate.

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

     At September 30, 2004, we had total debt of $256.4 million, consisting of approximately $159.3 million of 7.75% senior notes, $17.8 million related to certain vessel mortgages, and $79.3 million under our credit facility.

     Net working capital at September 30, 2004 was $22.6 million, including $12.8 million in cash and cash equivalents. Net cash provided by operating activities decreased by $4.4 million to $14.6 million for the nine month period ended September 30, 2004. This decrease was mainly due to working capital changes, an increase in our income tax benefit of $1.8 million and the sale of assets. Effective with the second quarter of 2004, we have reclassified drydocking expenditures, which relate to periodic Classification Society and regulatory requirements for certification of our vessels, in our statements of cash flows to operating activities. Prior to this reclassification, we presented such expenditures in investing activities. This reclassification will neither increase nor decrease cash or cash equivalents.

     Net cash used in investing activities was $16.1 million and $58.6 million for the nine months ended September 30, 2004 and 2003, respectively. The 2004 period reflects the proceeds of $5.9 million from the disposition of vessels, as well as the final payment for the Austral Abrolhos. The 2003 period reflects the final payments for the Highland Eagle, Highland Valour and Highland Monarch, as well as other progress payments under the newbuild program and expenditures associated with modifications performed on the North Crusader related to its contract in Brazil.

     As of September 30, 2004, total outstanding under our $100 million credit facility was $79.3 million. In the third quarter of 2004, our $100 million credit facility began its $4 million quarterly reduction phase which reduced the total available to $96 million less the $79.3 million outstanding. The weighted average interest rate of our credit facility as of September 30, 2004 was 6.2%. Debt repayments totaled $10.2 million during the third quarter of 2004, and there were no borrowings during quarter. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio, and a minimum net worth. We are currently in compliance, however, we cannot give assurance that the results of operations will result in compliance in future periods.

     On July 2, 2004, we commenced a tender offer to purchase all of our outstanding $130 million aggregate principal amount of 8.75% senior notes due 2008 for cash in an amount up to 103.29% of the principal amount thereof, plus accrued and unpaid interest. In connection with the tender offer, we also solicited and received the consent of the holders of our 8.75% senior notes to amend the indenture governing the 8.75% senior notes to eliminate substantially all of the restrictive covenants contained in the indenture. We used the net proceeds of the debt offering discussed below to purchase the 8.75% senior notes, to repay a portion of indebtedness outstanding under our $100 million credit facility, and for general corporate purposes.

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

  Prior to July 15, 2009, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest and, if any, liquidation damages.

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

     In the fourth quarter 2004, we made a payment related to the vessels under construction in Singapore of approximately $5.4 million. Dry docking expenditures for the remainder of 2004 are expected to be approximately $1.3 million.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the nine months ended September 30, 2004, the results included a favorable currency exchange impact due to the increase in exchange rates of the GBP and NOK against the dollar contributed $4.8 million to operating income in 2004. For the quarter ended September 30, 2004, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.86, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.819. The average exchange rates in the comparable 2003 period were 1 USD = 7.33 NOK and 1 GBP=$1.611. Our North Sea based fleet generated $25.0 million in revenues and $4.8 million in opera ting income for the three months ended September 30, 2004.

     Reflected in the accompanying balance sheet as of September 30, 2004, is a $50.4 million cumulative translation adjustment which fluctuates based on differences in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between the parent company and its foreign subsidiaries.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of September 30, 2004, the fair value of these notes, based on quoted market prices, was approximately $160.8 million compared to a carrying amount of $159.3 million.

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

ITEM 4.     CONTROLS AND PROCEDURES

     During the review of the third quarter results, our independent registered public accounting firm identified internal control deficiencies related to the complexity of our multi-national operations. These deficiencies were considered by them to be material weaknesses which, if not corrected, could result in a material misstatement of our annual or interim financial results. Our independent registered public accounting firm concluded that we needed to evaluate our resources, processes and controls to implement improvements in our internal controls surrounding our financial statement close process. This conclusion was based on several adjustments that were made in the course of their quarterly review that, in their view, should have been identified and resolved by us as part of the financial statement close process. The adjustments made in the third quarter 2004 involved our foreign tax provision in Norway, the allowance for bad debts as well as accrued liabi lities related to indirect labor costs in the North Sea.

     As for our financial statement close processes and the deficiencies identified, we plan to improve our internal controls by year-end 2004 to address the deficiencies noted. We have devoted substantial resources to the identification, testing and remediation of internal controls in connection with our assessment of the effectiveness of our internal controls. We will continue with our ongoing evaluation and intend to improve, as necessary, our controls surrounding our financial statement close process. We can provide no assurance, however, that there will not be other deficiencies identified which we will be unable to be remediate and test prior to the year-end certification of the internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.

PART II   OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits

      See Exhibit Index for list of Exhibits filed herewith

(b)  Reports on Form 8-K filed during the third quarter of 2004.

July 2, 2004	Items 5 and 7
July 12, 2004	Items 5 and 7
July 14, 2004	Items 5 and 7
July 21, 2004	Items 5 and 7
July 22, 2004	Items 5 and 7
July 29, 2004	Item 9
August 4, 2004	Items 5 and 7
August 24, 2004	Items 8.01 and 9.01

      Reports on Form 8-K filed subsequently to the third quarter of 2004.

October 26, 2004	Item 9.01
November 4, 2004	Items 2.02 and 9.01

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            GulfMark Offshore, Inc.
                                                                            (Registrant)

                                                                  By:     /s/ Edward A. Guthrie
                                                                            -------------------------------
                                                                            Edward A. Guthrie
                                                                            Executive Vice President and
                                                                            Chief Financial Officer
Date:   November 9, 2004

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
4.4	GulfMark Offshore, Inc. Issuer 7-3/4% Senior Notes Due 2014 Indenture dated as of July 21, 2004	Filed herewith
4.5

Registration Rights Agreement by and among GulfMark Offshore, Inc. as the Company, and Lehman Brothers Inc., Jefferies & Company, Inc. and Morgan Stanley & Co. Incorporated as the Initial Purchasers dated as of July 21, 2004

Filed herewith
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith