Form 10-Q/A
period 2004-09-30
GULFMARK OFFSHORE INC
filed 2005-03-31
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A- Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

GULFMARK OFFSHORE, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

000-22853
(Commission file number)

76-0526032
(I.R.S. Employer Identification No.)

10111 Richmond Ave., Suite 340, Houston,	TX 77042
(Address of principal executive offices)	(Zip Code)

(713) 963-9522
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑             NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑             NO ☐

Number of shares of Common Stock, $0.01 Par Value, outstanding as of March 24, 2005: 20,114,744

(Exhibit Index Located on Page 19)

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, or Form 10-Q, in response to comments from the Securities and Exchange Commission. Included in this filing are the signature page and certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

     With the exception of the foregoing, and the recent developments discussed in the second and third paragraphs of footnote (8) to our Financial Statements, no other information in our Form 10-Q for the quarter ended September 30, 2004 has been supplemented, updated or amended.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,798	$8,336
Accounts receivable, net allowance for doubtful accounts of $1,000 in 2004 and $377 in 2003	37,024	37,587
Prepaids and other	3,283	4,569

Total current assets	53,105	50,492
VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $124,462 in 2004 and $108,685 in 2003	477,690	465,942
CONSTRUCTION IN PROGRESS	12,505	19,560
GOODWILL	27,343	28,775
DEFERRED DRYDOCKING AND OTHER ASSETS	14,024	10,732

	$584,667	$575,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,005	$5,711
Accounts payable	14,929	11,780
Accrued personnel costs	6,233	6,550
Accrued interest expense	3,333	1,302
Other accrued liabilities	1,970	2,084

Total current liabilities	30,470	27,427

LONG-TERM DEBT	252,358	236,589
	18,447
DEFERRED TAX LIABILITIES	15,551	18,514
OTHER LIABILITIES	—	843
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 20,105 and 20,011 shares issued and outstanding, respectively	200	200
Additional paid-in capital	121,521	120,933
Treasury stock	(1,241)	(898)
Deferred compensation expense	1,241	898
Retained earnings	114,167	119,245
Cumulative translation adjustment	50,400	51,750

Total stockholders’ equity	286,288	292,128

	$584,667	$575,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
REVENUES	$34,092	$33,125	$97,888	$95,744
COSTS AND EXPENSES:
Direct operating expenses	16,446	18,467	51,987	51,014
Bareboat charter expense	—	1,304	1,410	5,740
General and administrative expenses	4,322	2,918	10,393	8,180
Depreciation and amortization	8,094	7,029	24,604	20,592

	28,862	29,718	88,394	85,526

OPERATING INCOME	5,230	3,407	9,494	10,218
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(4,235)	(3,348)	(12,390)	(9,851)
Debt refinancing costs	(6,524)	—	(6,524)	—
Other	2,757	145	2,449	(937)

	(8,002)	(3,203)	(16,465)	(10,788)

Income (loss) before taxes	(2,772)	204	(6,971)	(570)
INCOME TAX (PROVISION) BENEFIT	2,253	(20)	1,893	57

NET INCOME (LOSS)	$(519)	$184	$(5,078)	$(513)

PER SHARE DATA:
Net Income (loss) - Basic	$(0.03)	$0.01	$(0.25)	$(0.03)

Net Income (loss) - Diluted	$(0.03)	$0.01	$(0.25)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	19,940	19,923	19,938	19,918

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	19,940	20,276	19,938	19,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,078)	$(513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,604	20,592
Redemption premium on early extinguishment of debt	4,442	—
Extinguishment of deferred financing costs on old debt	2,082	—
Amortization of deferred financing costs	365	877
Deferred and other income tax benefit	(1,893)	(57)
Gain on sale of assets	(2,106)	(16)
Foreign currency transaction loss	501	883
Change in operating assets and liabilities:
Accounts receivable	3,360	1,067
Prepaids and other	1,172	480
Accounts payable	(1,637)	(2,264)
Accrued liabilities and other	(4,955)	3,747
Expenditure for drydocking	(6,300)	(5,867)

Net cash provided by operating activities	14,557	18,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(21,937)	(58,640)
Proceeds from disposition of equipment	5,855	—

Net cash used in investing activities	(16,082)	(58,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	160,120	53,000
Repayments of debt	(151,054)	(15,153)
Redemption premium on early extinguishment of debt	(4,442)	—
Proceeds from issuance of stock	412	259

Net cash provided by financing activities	5,036	38,106
Effect of exchange rate changes on cash	951	429

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,462	(1,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	8,336	9,408

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$12,798	$8,232

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$7,114	$5,650

Income taxes paid	$321	$576

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.       FINANCIAL STATEMENTS

(1)       GENERAL

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the S.E.C. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated, and adjustments relating to certain matters identified during the third quarter by our independent registered public accounting firm as material weaknesses, have been made. During the current quarter these adjustments include a reduction in accrued liabilities of $1.0 million related to the Company’s accounting for certain indirect labor costs in the North Sea. The Company’s assessment indicates that a portion of the adjustment for the indirect labor costs may be related to periods prior to 2004. Such amounts for the quarter and cumulatively for the nine months ended September 30, 2004 ($0.4 million and $0.8 million, respectively) were not deemed material with respect to the anticipated results or to the trend in earning for the full fiscal year.

     The consolidated financial statements include the accounts of GulfMark Offshore, Inc. and its majority owned subsidiaries (“GulfMark” or the “Company”). All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain reclassifications of previously reported information have been made to conform with current year presentation. We have reclassified drydocking expenditures, which relate to periodic classification society and regulatory requirements for certification of our vessels, in our statements of cash flows to operating activities. Prior to this reclassification, we presented such expenditures as investing activities. This reclassification will neither increase nor decrease cash or cash equivalents.

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

     Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended September 30, 2004 and nine months end September 30, 2004 and 2003, the common stock equivalents are excluded as their effect is anti-dilutive. The details of the EPS calculation for the three months ended September 30, 2003 is as follows (in thousands except per share data):

	Three Months Ended
	September 30, 2003
	Income	Shares	Per Share Amount
Net income per share, basic	$184	19,923	$0.01

Dilutive effect of common stock options		353

Net income per share, diluted	$184	20,276	$0.01

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss) as reported	$(519)	$184	$(5,078)	$(513)
Employee stock based compensation included in net income, net of tax	75	—	132	—
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(134)	(88)	(386)	(429)

Pro forma net earnings (loss)	$(578)	$96	$(5,332)	$(942)

Per Share Information
Basic, As reported	$(0.03)	$0.01	$(0.25)	$(0.03)
Basic, Pro forma	$(0.03)	$0.01	$(0.27)	$(0.05)
Diluted, As reported	$(0.03)	$0.01	$(0.25)	$(0.03)
Diluted, Pro forma	$(0.03)	$0.01	$(0.27)	$(0.05)

(3)       COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Net income (loss)	$(519)	$184	$(5,078)	$(513)
Foreign currency translation adjustments, net of tax of $(352) and $(760) for 2003 for the three months and nine months respectively, $0 in 2004	2,638	4,404	(1,350)	9,496

Comprehensive income (loss)	$2,119	$4,588	$(6,428)	$8,983

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

(5)       INCOME TAXES

     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any US federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax loss and the tax provision or benefit. Our North Sea operations based in the UK and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. This tax replaces the regular corporate tax with one based on a deemed profit per net vessel ton, significantly lowering the tax rate for these jurisdictions. In the third quarter 2004, an income tax benefit of $0.7 million related to the release of certain tax reserves in the North Sea was recognized. This change in the tax reserve estimate was related to the expiration of the statute of limitations in the taxing jurisdiction to which this reserve item related. Also, in the third quarter 2004, there was a $2.2 million tax benefit related to the debt refinancing costs offset by $0.7 million tax expenses related to operations. The Company further reduced the tax reserve by $1.2 million as a result of a favorable agreement with Inland Revenue related to the settlement of deferred gain previously recorded on Sea Truck (UK) Ltd. As this item arose prior to the acquisition of Sea Truck (UK) Ltd., the reduction is properly reflected as a purchase price adjustment resulting in no income statement impact. Currently, the Company’s UK tax return is under audit by the Inland Revenue. The Company believes that any findings as a result of the tax audit or any future reviews in any of the taxing jurisdictions in which we operate will not have a material adverse impact on the financial statements.

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

     On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005 with the following redemption provisions:

•	At any time before July 15, 2007, we may redeem up to 35% of the notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued pursuant to the indenture remains outstanding after the redemption.

•	Prior to July 15, 2009, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest, and, if any, liquidated damages.

•	The notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount plus accrued interest.

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

     Lehman Brothers Inc. and certain of their affiliates from time to time during the past three years have provided certain investment banking, commercial banking and financial advisory services to us and our affiliates, for which they have received customary fees and commissions, and they may provide these services to us in the future, for which they expect to receive customary fees and commissions. The address of Lehman Brothers Holdings Inc. is 399 Park Avenue, 9 th Floor, New York, New York 10022.

     Lehman Brothers Inc. acted as sole dealer-manager in connection with the tender offer for the $130 million, 8.75% senior notes and the offering of the $160 million senior notes. Lehman Brothers Inc. received customary fees in the amount of $0.3 million for the tender offer and $1.9 million as lead manager of the offering, plus reimbursement of certain expenses for those services.

(8)       SUBSEQUENT EVENTS

     On October 22, 2004, President Bush signed the JOBS Act which, among other items, provides tax reform related to foreign shipping income. This new tax legislation should favorably impact the Company beginning January 1, 2005 as the majority of the Company’s foreign shipping income will not be subject to tax in the United States. The full extent of the positive impact on earnings as it relates to GulfMark’s structure, however, is not yet clear as the Company is continuing to evaluate the ultimate impact of this new tax legislation.

     On December 8, 2004, we announced we had acquired the Waveney Citadel, a 2003 built UT755L design platform supply vessel (“PSV”) from Waveney Shipping PLC, a privately held United Kingdom company which owns three new generation PSVs, including the Citadel, all of which are currently managed by GulfMark. The total purchase price for the Citadel is £9.4 million, or approximately $18.0 million. The acquisition was funded from cash on hand and our credit facilities. The Waveney Citadel has been renamed the Highland Citadel.

     On December 23, 2004 we entered into a facility agreement for a $50,000,000 Senior Secured Revolving Credit Facility among Gulf Offshore N.S. Limited, our U.K. wholly-owned subsidiary, Nordea Bank Norge ASA, as Arranger; Nordea Bank Finland Plc, as Facility Agent & Security Trustee; and the banking and financial institutions named therein (the “Facility Agreement”). This Facility Agreement is secured by eight vessels and is limited to the financing of the acquisition of offshore supply vessels and other related assets in the offshore support industry. In order to allow us to enter into the Facility Agreement, we requested an amendment to the negative pledge covenant under our existing $100,000,000 credit facility, which was approved by the lenders under that credit facility. Additionally, we requested an amendment to one of the financial covenants to the $100,000,000 credit facility, which reduced the EBITDA to Interest coverage ratio for the period September 30, 2004 through September 30, 2005. Both amendments were approved on November 17, 2004, but were effective December 23, 2004.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 35 vessels operating from the area. We also have 10 vessels operating in Southeast Asia, five vessels in Brazil and two in India. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 52 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 45 owned vessels, and seven managed vessels.

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

     In recent years, the North Sea market has been characterized by delivery of new higher capacity and specification vessels, which have generally left the region or replaced older vessels that transferred to other oil service markets. During this time frame, despite consistently high commodity prices in the oil and natural gas industry, exploration and production activities by oil and natural gas companies have not increased according to historical precedent. These two factors have led to lower utilization in the North Sea market over the last two years than had been experienced in the last decade and applied downward pressure to day rates. The early months of 2004 were consistent with the lower utilization and day rates obtained during the previous two years. Improvements in industry day rates, and more particularly in utilization during the third quarter may indicate improving conditions, but do not provide significant confirmation of a shift in market conditions. We believe that this market is poised for recovery as new drilling programs and associated construction projects in both the Norwegian and U.K. sectors of the North Sea begin in the latter part of 2004 and in 2005. Until such time as contracts for vessels are tendered, however, it is difficult to predict when this recovery will take place. The other two markets in which we operate, Southeast Asia and Brazil, have maintained consistent demand and relatively stable day rates. In addition to the one vessel we transferred to the region from the North Sea early in 2004, there have been several vessel operators that have repositioned equipment into Southeast Asia, which many tend to heighten competition in the region in the future. In October 2004, we mobilized the frontrunner for our newly delivered Brazilian vessel, the Austral Abrolhos, to the North Sea as well. We anticipate the Brazil and Southeast Asia markets will continue to develop in the near term.

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

Critical Accounting Policies

     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K and updated in our Form S-4 as amended.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of the business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$24,950	$24,297	$71,496	$70,779
Southeast Asia Based Fleet	3,868	4,496	12,861	13,057
Brazil Based Fleet	5,274	4,332	13,531	11,908
Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$11,301	$10,334	$10,889	$10,948
Southeast Asia Based Fleet	5,203	5,012	5,015	5,144
Brazil Based Fleet	12,493	12,045	12,275	11,327
Overall Utilization (a) (b):
North Sea Based Fleet	85.8%	81.5%	79.9%	78.3%
Southeast Asia Based Fleet	76.0%	84.7%	80.1%	80.6%
Brazil Based Fleet	84.2%	98.5%	90.3%	97.0%
Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	27.7	31.2	29.4	30.6
Southeast Asia Based Fleet	11.4	12.0	12.3	12.0
Brazil Based Fleet	5.5	4.0	4.5	4.0

Total	44.6	47.2	46.2	46.6

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.819 and $1.611 for the quarters ended September 30, 2004 and 2003, respectively. The average rates for GBP were 1 GBP= $1.822 and $1.611 for the nine months ended September 30, 2004 and 2003, respectively. The average rates for NOK were 1 US$= NOK 6.86 and NOK 7.33 for the quarters ended September 30, 2004 and 2003, respectively. The average rates for NOK were 1 US$= NOK 6.88 and NOK 7.14 for the nine months ended September 30, 2004 and 2003, respectively.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

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

     The increase of $1.0 million in revenues compared to the same quarter a year ago was mainly due to an increase in capacity primarily resulting from the addition of the Highland Endurance , partially offset by the sale of the Seawhip and Seawitch in the third quarter of 2004. Additionally, a favorable currency impact in the 2004 quarter contributed to the further increase over 2003.

     North Sea utilization increased from 81.5% in the third quarter of 2003 to 85.8% in the third quarter of 2004. This increase was due largely to higher utilization for our newly built anchor handlers. Day rates in the region also increased, from $10,334 in last year’s quarter to $11,301 in the 2004 quarter, or $967 per day. This increase was due largely to a favorable currency fluctuation in the 2004 period. Capacity decreased in the region as three vessels were mobilized to other regions in late 2003 or early 2004, and the last of our bareboat chartered vessels was returned to its owner in the second quarter of 2004. Offsetting this decrease was an increase in capacity from the delivery of the Highland Endurance during the fourth quarter of 2003. Overall, North Sea revenues increased by $0.7 million or 3%, from $24.3 million during the third quarter of 2003 to $25.0 million during the same quarter in 2004.

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

     Our Brazilian revenues increased by $1.0 million, or 22%, primarily as the result of two vessels having been mobilized into the area from other regions and the delivery, late in the quarter, of the newbuild Austral Abrolhos . Day rates increased by $448 per day, from $12,045 in the third quarter of 2003 to $12,493 in the third quarter of 2004, however, utilization in the region decreased by 14.3%, as a result of the drydocking of a vessel during the third quarter in 2004.

     Operating income of $5.2 million in the third quarter of 2004 increased $1.8 million from the third quarter of 2003. This increase was mainly due to increased revenue, $1.0 million, and the elimination of bareboat chartered expense as all bareboat chartered vessels were returned to their owners. Additionally, the sale of the St. Rognvald earlier in 2004 resulted in a $1.2 million decrease in operating expenses while a continued focus on decreased operating expenses further contributed to the operating income increase. In the third quarter of 2004, a benefit of $0.4 million was recognized related to the periodic evaluation of certain indirect employee related liabilities which may be related to periods prior to 2004. Offsetting these items were increases in general and administrative expenses, due largely to higher expenses as a result of the application of Sarbanes Oxley Section 404 internal control requirements, an increase in the allowance for doubtful accounts of $0.7 million, and increased depreciation due primarily to the addition of the Highland Endurance in the fourth quarter of 2003 and an increase in exchange rates.

     Other expenses in the third quarter of 2004 included an increase of $0.9 million in interest expense, net of interest income over the same quarter in 2003. The increase in interest expense was mainly attributed to higher borrowings under our credit facility. Debt refinancing costs of $6.5 million related to the redemption of our $130 million senior notes. Additionally, a gain on the sale of the Seawhip , Seawitch , and Sea Conquest during the third quarter of 2004 amounted to $2.1 million of other income. The additional $0.7 million of other income primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the NOK strengthened against the GBP during the third quarter of 2004.

     Our income tax benefit for the third quarter of 2004 was $2.3 million. Included in this benefit is an adjustment of $0.7 million related to the release of certain tax reserves relating to our North Sea operations. This change in the tax reserve estimate was related to the expiration of the statute of limitations in the taxing jurisdiction to which this reserve item related. Also, in the third quarter 2004, there was a $2.2 million tax benefit related to the debt refinancing costs offset by $0.7 million taxes related to operations. We further reduced the tax reserve by $1.2 million as a result of a favorable agreement with Inland Revenue related to the settlement of deferred gain previously recorded on Sea Truck (UK) Ltd. As this item arose prior to the acquisition of Sea Truck (UK) Ltd., the reduction is properly reflected as a purchase price adjustment resulting in no income statement impact. Additionally, for the third quarter of 2004, our income from higher tax rate jurisdictions decreased, significantly decreasing our blended rate.

Comparison of the Nine Months Ended September 30, 2004 with the Nine Months Ended September 30, 2003

     For the nine months ended September 30, 2004, we incurred a net loss of $5.1 million, or $0.25 per diluted share, on revenues of $97.9 million. The net loss during the same period in 2003 was $0.5 million, or $0.03 per diluted share, on revenues of $95.7 million.

     The increase of $2.1 million in revenues compared to the same period a year ago was mainly due to an increase in capacity of $1.6 million principally as a result of the addition of one calendar day in the nine month period in 2004 and the full effect of the 2003 deliveries of the Highland Eagle , Highland Monarch, Highland Valour and Highland Endurance, partially offset by the return of three bareboat chartered vessels in late 2003 and early 2004. Additionally, a favorable currency translation effect was responsible for $7.7 million of the increase. Partially offsetting this increase are a $4.4 million decrease in day rates and a $2.7 million decrease in utilization, stemming mainly from the increased number of vessels working on the spot market earlier in the year.

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

     Our Brazilian revenues increased 13% from $11.9 million in 2003 to $13.5 million in 2004. The $1.6 million increase was primarily the result of an increase in capacity of $1.2 million, as vessels were mobilized into the area from other regions in earlier periods, and increased average day rates, from $11,327 in the first nine months of 2003 to $12,275 in the same 2004 period. This day rate increase contributed $0.7 million to the revenue increase. The Austral Abrohlos , our Brazilian newbuild, was delivered late in the third quarter of this year and immediately went to work on its long term contract. A decrease in utilization from 97.0% in 2003 to 90.3% in 2004 partially offset the above mentioned increases.

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

     Net cash used in investing activities was $16.1 million and $58.6 million for the nine months ended September 30, 2004 and 2003, respectively. The 2004 period reflects the proceeds of $5.9 million from the disposition of vessels, as well as the final payment for the Austral Abrolhos . The 2003 period reflects the final payments for the Highland Eagle, Highland Valour and Highland Monarch, as well as other progress payments under the newbuild program and expenditures associated with modifications performed on the North Crusader related to its contract in Brazil.

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

     On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005 with the following redemption provisions:

•	At any time before July 15, 2007, we may redeem up to 35% of the notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued pursuant to the indenture remains outstanding after the redemption.

•	Prior to July 15, 2009, we may redeem all or part of the notes by paying a make-whole premium, plus accrued and unpaid interest and, if any, liquidation damages.

•	The notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount plus accrued interest.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the nine months ended September 30, 2004, the results included a favorable currency exchange impact due to the increase in exchange rates of the GBP and NOK against the dollar contributed $4.8 million to operating income in 2004. For the quarter ended September 30, 2004, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.86, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.819. The average exchange rates in the comparable 2003 period were 1 USD = 7.33 NOK and 1 GBP=$1.611. Our North Sea based fleet generated $25.0 million in revenues and $4.8 million in operating income for the three months ended September 30, 2004.

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

     During the fourth quarter of 2003, we converted the outstanding balance on our credit facility to GBP in order to match the primary currency of the revenue stream for the collateral vessels. The majority of the remaining debt is denominated in U.S. Dollars. After evaluating the remaining U.S. Dollar debt, we have determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions. Our decision is based on a number of factors, including among others:

•	The cost of using hedging instruments in relation to the risks of currency fluctuations,

•	The propensity for adjustments in GBP denominated vessel day rates over time to compensate for changes in the purchasing power of GBP as measured in U.S. Dollars,

•	The level of U.S. Dollar denominated borrowings available to us, and

•	The conditions in our U.S. Dollar generating regional markets.

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

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

•	operational risk,

•	dependence on the oil and gas industry,

•	oil and gas prices,

•	delay or cost over runs on construction projects,

•	ongoing capital expenditure requirements,

•	uncertainties surrounding environmental and government regulation,

•	risk relating to leverage,

•	risks of foreign operations,

•	risk of war, sabotage or terrorism,

•	assumptions concerning competition,

•	risks of currency fluctuations, and

•	other matters.

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

     Other information required under Item 3 has been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.       CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Operating Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms despite the material weaknesses in our internal controls identified by our independent registered public accountants discussed in (b) below. The principal executive officer and principal financial officer reached this conclusion after giving consideration to the communications received from our independent registered public accountants further described below. In each case, existing internal disclosure controls and procedures were sufficient to identify and communicate to our management the issues identified as disclosing material weaknesses. The appropriate accounting treatment of those issues involved complicated accounting treatments involving our international operations, including foreign tax treatments. The appropriate treatment of these issues was discussed by management. Nonetheless, our independent registered public accountants, in the course of their quarterly review of our financial statements, ultimately concluded that the matters should be accounted for differently than what we suggested, and that the issues should have been resolved by us as part of our financial close process. The appropriate accounting treatment of these issues was discussed extensively with our independent registered public accountants and the changes were made in our Form 10-Q before it was filed on a timely basis.

(b)	Evaluation of internal controls and procedures. During the review of our third quarter results, our independent registered public accounting firm identified internal control deficiencies related to the complexity of our multinational operations. These deficiencies were considered by our independent registered public accounting firm to be material weaknesses, which, if not corrected, could result in a material misstatement of our annual or interim financial results. Our independent registered public accounting firm concluded that we needed to evaluate our resources, processes and controls to implement improvements in our internal controls surrounding our financial statement close process. That conclusion was based on several adjustments that were made in the course of their quarterly review that, in their view, should have been identified and resolved by us as part of the financial statement close process.

     The adjustments made in the third quarter 2004 involved:

•	our foreign tax provision in Norway,

•	our allowance for bad debts, and

•	our accrued liabilities related to indirect labor costs in the North Sea.

     Our independent registered public accounting firm notified us that in connection with these material weaknesses we needed to implement certain improvements to our financial statement close, specifically the evaluation of the related resources, processes and controls.

     In response to this notification, we have taken steps to improve our financial close process, and have evaluated the related resources, processes and controls as follows:

•	Foreign Tax Provision. We have engaged an outside tax advisor separate from our registered independent public accounting firm to assist us with the tax considerations resulting from our multinational operations. We have subscribed to an online accounting research tool, which will be utilized to research complex accounting issues. A part-time Assistant Controller has been replaced with a full-time employee who has experience in technical accounting research through his employment in public accounting and employment with a Fortune 100 Company in the position of Director of Technical Accounting and Research, as well as General Manager of Tax and Treasury Operations. With these steps we believe that we now should have sufficient resources and controls for our foreign tax provision close process and believe that the foreign tax provision control deficiency should have been resolved.

•	Allowance for Bad Debts. We have developed a written corporate policy regarding the allowance for doubtful accounts receivables for significantly aged receivables that the Audit Committee has approved and that we have implemented as of December 31, 2004. This more formalized policy ensures there is a critical review of our aged accounts receivable to evaluate the collectibility of our receivables and to establish appropriate allowances for bad debt. The newly adopted policy formalizes a previous practice of reviewing each account receivable that is six months old to determine whether, under the facts and circumstances, an allowance for bad debt should be established. In addition, the new policy, unlike previous practice, mandates that a reserve for bad debt must be established if an account receivable is outstanding a year or more. The amount of the reserve to be established by management is based on the facts and circumstances relating to the particular customer. Our previous policy did not require that a reserve for bad debt be established if an account receivable was outstanding one year or more unless management believed it was appropriate under the facts and circumstances. Since our exposure to foreign government-owned and controlled oil companies, as well as companies that provide logistics, construction or other services to oil and gas companies, may result in longer payment terms, management intends to continue to meet with customers that have significant aged receivables to assess the recovery of all receivables. We have implemented this policy and believe the allowance for bad debt control deficiency has been resolved.

•	Indirect Labor Costs. The material weakness occurred as a result of a lack of processes in place to reconcile accruals against our actual indirect labor costs. We have revised our processes to include a reconciliation of our accruals to actual indirect labor costs to accurately capture and accrue for all components of the indirect labor costs incurred at the end of each reporting period. These accruals will be reviewed and analyzed on an on-going basis. We now believe the indirect labor cost control deficiency should have been resolved.

     We estimate that these remedial steps outlined above will cost us approximately $100,000 in out-of-pocket costs, excluding reallocation of internal resources.

     We have devoted substantial resources to the identification, testing and remediation of internal controls in connection with our assessment of the effectiveness of our internal controls. We will continue with our ongoing evaluation and intend to improve, as necessary, our controls surrounding our financial statement close process. We note that the SEC has extended the period for accelerated filers like us to file our management report and independent registered public accounting firm’s attestation to May 2, 2005 from March 16, 2005 (or March 31, 2005 since we have filed for an extension of the deadline of our Annual Report on Form 10-K). In no event, do we believe that we will not be completed with our assessment by May 2, 2005; however, there can be no certainty that we will be able to do so. Further, since the testing and assessment process by our management and independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 is still ongoing, we can provide no assurance that there will not be deficiencies identified that will deemed to be material weaknesses. We will be unable remediate any such material weaknesses identified since any remedial action would occur after December 31, 2004. Furthermore, if any material weaknesses are identified, we are unable to predict the impact such weaknesses may have on our management report under Section 404 or on our independent registered public accounting firm’s report, or the impact, if any, that any newly identified material weakness may have on the issuance of our annual financial statements.

PART II       OTHER INFORMATION

ITEM 5.       EXHIBITS AND REPORTS ON FORM 8-K.

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
Edward A. Guthrie
Executive Vice President and Chief Financial Officer

Date:  March 31, 2005

EXHIBIT INDEX

Exhibit No.	Document Description
4.4	GulfMark Offshore, Inc. Issuer 7-3/4% Senior Notes Due 2014 Indenture dated as of July 21, 2004	Exhibit 4.4 to our Form 10-Q filed November 9, 2004

4.5	Registration Rights Agreement by and among GulfMark Offshore, Inc. as the Company, and Lehman Brothers Inc., Jefferies & Company, Inc. and Morgan Stanley & Co. Incorporated as the Initial Purchasers dated as of July 21, 2004	Exhibit 4.5 to our Form 10-Q filed November 9, 2004

31.1	Section 302 certification for B.A. Streeter	Filed herewith

31.2	Section 302 certification for E.A. Guthrie	Filed herewith

32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith

99.1	Excerpt from Amendment No. 2 to Form S-4 File No. 333-120521 filed on March 14, 2005	Filed herewith