Form 10-K
period 2004-12-31
GULFMARK OFFSHORE INC
filed 2005-03-31
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22853

GulfMark Offshore, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0526032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10111 Richmond Avenue, Suite 340
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 963-9522
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information Statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter was $223,673,326 calculated by reference to the closing price of $15.78 for the registrant’s common stock on the NASDAQ National Market on that date.

     Number of shares of common stock outstanding as of March 24, 2005: 20,114,744.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Exhibit Index Located on Page 48.

PART I

ITEMS 1. and 2. Business and Properties

GENERAL BUSINESS

     GulfMark Offshore, Inc. is a Delaware corporation that provides offshore marine services primarily to companies involved in offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, and position drilling structures. The majority of our operations are conducted in the North Sea, with the balance in offshore Southeast Asia and Brazil. Periodically, we will contract vessels into other regions to meet our customers’ requirements.

     GulfMark Offshore, Inc. operates the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Segment Results” included in Part II, Item 7. and Note 9 to our Consolidated Financial Statements included in Part II, Item 8.

     Our principal executive offices are located at 10111 Richmond Avenue, Suite 340, Houston, Texas 77042, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

THE COMPANY

Offshore Marine Services Industry Overview

     Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms. This industry employs various types of vessels, referred to broadly as offshore support vessels, or OSVs, that are used to transport materials, supplies, and personnel and position drilling structures. Offshore marine service providers are employed by oil and gas companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including India, Australia, Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate our fleet of 54 offshore supply vessels in the following regions: 34 in the North Sea, ten in Southeast Asia, five in Brazil, two in India, one in West Africa, and two vessels mobilizing to Mexico.

     Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. Additionally, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Although commodity prices have remained high by historical standards over the last several years, upstream expenditures by oil and gas exploration and development companies have not followed previous patterns of greater expenditures when commodity prices are high and lower expenditures during lower pricing periods. Each of the major geographic offshore oil and natural gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of some vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict relocation of vessels into that market. These same design characteristics make the North Sea capable vessels unsuitable for certain underdeveloped areas where draft restrictions and, to a lesser degree, higher operating costs restrict migration out of the market. The effect of these restrictions on vessel movement is to segment various regions into separate markets.

Size of Vessel Fleet

     The size of our fleet has changed from 56 vessels on December 31, 2003 to 54 vessels on March 31, 2005. One newbuild vessel, the Austral Abrolhos, was delivered in September 2004, as a part of our new construction program. Additionally, in December 2004 we acquired the Highland Citadel, a 2003 built 755L platform supply vessel, which we previously managed. The new vessel construction program was concluded in March 2005 with the delivery of two vessels that are mobilizing to Mexico under long-term charters. During 2004, we sold three of our older Southeast Asia-based vessels, one vessel in the North Sea, and we returned the last of our bareboat chartered vessels to its owner. Also, during 2004, our managed vessel fleet was reduced by one vessel bringing the total managed vessels to seven as of March 31, 2005. The following table summarizes the fleet changes since December 31, 2003:

		Bareboat
	Owned	Chartered	Managed	Total
	Vessels	Vessels	Vessels	Fleet
January 1, 2004	47	1	8	56
Newbuild Program	1	—	—	1
Vessel Purchase	1	—	—	1
Vessel Sales	(4)	—	—	(4)
Vessel Additions	—	—	1	1
Vessel Returns	—	(1)	(2)	(3)

December 31, 2004	45	0	7	52
Newbuild Program	2	—	—	2

March 31, 2005	47	0	7	54

Vessel Classifications

     Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are neither precise nor rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:

•	Platform Supply Vessels, or PSVs, serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150’ to 200’. Large PSVs or LgPSVs, range up to 300’ in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of service in construction support.

•	Anchor Handling, Towing and Supply Vessels, or AHTS, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower, or BHP, are referred to as small AHTSs or, SmAHTS, while AHTSs in excess of 10,000 BHP are referred to as large AHTSs, or LgAHTSs. The most powerful North Sea Class AHTSs have up to 25,000 BHP. All our AHTSs can also function as PSVs.

•	Construction Support Vessels are vessels such as pipe-laying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. A large number of our LgPSVs also function as pipe carriers. Our North Sea fleet has the distinction of being one of the only significant concentration of pipe carrier capable vessels outside of Scandinavian control.

•	Standby Rescue Vessels, or Stby, perform a safety patrol function for an area and are required for all manned locations in the United Kingdom sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid and shelter and, in some cases, also function as supply vessels.

•	Crewboats, or Crew, transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100’ to 120’ in length, and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130’ to 185’ in length, and can be longer with greater cargo carrying capacities. Vessels in this category are also called fast supply vessels, or FSVs. They are used primarily to transport cargo on a time-sensitive basis. We do not currently operate any vessels in this category.

•	Specialty Vessels, or SpVs, generally have special features to meet the requirements of specific jobs. The special features can include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading, or FPSOs, diving operations, remotely operated vehicles, or ROVs, survey operations and seismic data gathering, as well as oil recovery, oil spill response and well stimulation.

Some of our owned vessels frequently provide specialty functions, and two managed vessels are currently chartered for specialty functions.

•	Utility Vessels are typically 90’ to 150’ in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. We do not currently operate any vessels in this category.

The North Sea Market

     We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major oil and gas companies and state-owned oil and gas companies), in large part because of the significant financial commitment required in this market. Recently, however, there have been a number of independent operators who have begun to develop fields in the North Sea or who have made significant acquisitions from the major oil companies with plans to further develop these properties. Projects in the North Sea tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments such as the Gulf of Mexico. Due to these factors, vessel demand in the North Sea has historically been more stable and less susceptible to abrupt swings than vessel demand in other regions.

     This market can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the more volatile exploration segment of the market represents the primary demand for AHTSs. While supply vessels support the exploration segment, they also support the production and field construction segments, which generally are not affected by the volatility in demand for the AHTSs. However, since AHTSs are capable of performing in a supply role, with the reduction in exploration and production activities starting in 2002 in the North Sea, many AHTSs have been available to compete in the supply vessel market and thus contributed to lower day rates in 2003 and through the third quarter of 2004.

     Our North Sea-based fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 30 owned (21 PSVs, four AHTSs, and five SpV vessels) and seven managed PSVs. Onshore bases in Aberdeen, Scotland, Liverpool, England and Sandnes, Norway support these vessels. Vessels that are based in the North Sea but operate temporarily out of the region are included in the North Sea vessel count and related statistics, unless deployed to one of our other regions under long-term contracts.

     The North Sea market was generally a very stable market from the early-1990’s through late in 2001 with minor periods of disruption caused by fluctuating expenditures for oil and natural gas exploration and development, primarily by the major oil companies that dominated this market. In late 2000, commodity prices and increased drilling activity resulted in improved vessel utilization and day rates through 2001 and into the first part of 2002. Subsequent to the terrorist attacks on September 11, 2001, both oil and natural gas prices remained significantly higher; however, despite these higher commodity price levels, exploration and development activity in the region did not increase accordingly. At the same time, there was an increase in the number of newbuild vessels delivered into the market in 2002 – 2004 which resulted in the lowest utilization in the region in the last decade during the period 2003-2004. While the number of high capacity vessels in this market has remained fairly constant over the last ten years at approximately two hundred, there have been over three hundred vessels of the same design capacity delivered which have gone into service in other international markets or displaced older equipment in the North Sea. These displaced vessels have subsequently mobilized to other international markets, either permanently or for temporary assignments.

     There was also a transformation in the customer base in the region that began in 2003 and continued throughout 2004 as the major oil and natural gas companies disposed of prospects and mature producing properties in the North Sea to independent oil and natural gas companies. This was in part caused by legislative initiatives in the U.K., which made these properties attractive to the independents. The independent companies typically had shorter horizons with regard to exploration and development activities than the major oil and natural gas companies, which in turn resulted in a decline in the availability of long-term contracts for vessel services at economically attractive day rates. The consequence of this transformation and curtailment of activities by the major companies was an increase in the number of vessels available in the spot market which in turn depressed both utilization of vessels and day rates. In the second quarter of 2004, an increase in long-term drilling rig contracts was evidenced in the North Sea, particularly in the Norwegian sector, which specifically related to the opening of the Barent Sea to exploration activities by the Norwegian government. In addition, several large projects including the Orman Lange, Snovhit and Alvheim Field developments resulted in the oil and gas companies that contracted the drilling rigs to tender for vessel services in support for these rigs. Late in the third quarter of 2004, utilization and day rates for vessels in the region began to improve with some consistency throughout the balance of 2004.

     This region typically has weaker periods in the winter months of December – February; however, with a few exceptions, utilization and day rates have remained strong throughout these months. Visibility with regard to vessel demand over the balance of 2005 and into 2006 is directly related to drilling and development activities in the region as well as construction work required in support of these activities and demands outside of the region which will draw vessels to other international markets. Geopolitical events, the demand for oil and gas in both mature and emerging countries and a host of other factors will influence the expenditures of both independent and major oil and gas companies in the near term; however, based on current conditions and the available information regarding future drilling plans for the region, we anticipate a consistent market throughout the balance of 2005 and into the first half of 2006.

     The demand for existing vessels outside of the North Sea and the expanded role for deepwater projects in worldwide locations have continued to lead to migrations of vessels to other operating areas. As 2002 was coming to a close, we mobilized three vessels from the North Sea to other operating areas. The Highland Legend went to Southeast Asia, the Highland Piper went to Brazil and the newly delivered Highland Bugler went to India. In 2003, the North Crusader mobilized to Brazil as a front-runner for the Brazilian vessel under construction and the Highland Drummer mobilized to India along with a managed vessel. In 2004 we mobilized the Highland Warrior to Brazil on a four-year contract and the North Stream on a two year contract. The Highland Patriot went to Southeast Asia where we gained higher utilization. We also brought the Highland Bugler and the Highland Piper back to the North Sea after completion of contracts in India and Brazil respectively. Late in 2004 and after the delivery of the Austral Abrolhos in Brazil the North Crusader left the region and initially went to West Africa where it is working on a short term exploration project. All of these vessel movements have been undertaken to take advantage of contract opportunities or to place the vessels where there were improved opportunities for contracts. It is our intent to continue to seek opportunities for term work at attractive rates outside of the North Sea while preserving our capability to take advantage of market potential in the North Sea region.

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

     The Southeast Asia market differs country by country, but the competitive environment is broadly characterized by a large number of small companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations with local companies are generally necessary to maintain a viable marketing presence. Our management has been involved in the region since the mid-1970s, and we currently maintain long-standing business relationships with a number of local companies. We currently have ten vessels deployed in this market.

     Vessels in this market are typically smaller than those operating in areas such as the North Sea. Yet, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas, where moderate weather conditions prevail, have historically made up the bulk of the Southeast Asian fleet. Demand for larger, newer and higher specification vessels is developing in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels. This development led us to mobilize the Highland Legend from the North Sea to this market in late 2002 and the Highland Patriot in early 2004 to meet the changing market in the region, as both of these vessels are larger than the typical vessels of the region. We sold three vessels serving in our Southeast Asia fleet, the Seawhip and the Seawitch in July 2004, and the Sea Conquest in September 2004.

     Changes in supply and demand dynamics have led at times to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to this region would involve a significant cash and opportunity cost. During 2003, and the first half of 2004 when this market was stronger than other markets, movement of vessels into the Southeast Asia became more of a factor in the supply/demand equation. However, in the latter stages of 2004 the continuing strength in West Africa and the Middle East resulted in vessels leaving the area for those locations.

     Indonesia is the only member of OPEC in the region. Oil and natural gas exploration activity in Indonesia has historically focused on oil exploration. Several large projects have now been identified that would exploit gas reserves as well as convert gas into liquefied natural gas for shipment to other areas of the world where gas demand is anticipated to continue to grow. Indonesian-based operations utilize the largest number of service vessels in the region. Demand in Indonesia has seen a number of peaks and valleys during the past decade, but over the last several years, has remained relatively constant with utilization levels remaining relatively high and day rates steady. We currently have one vessel operating in Indonesia for a major oil and natural gas company.

The Americas Market

     We define the Americas market as offshore North, Central and South America. Historically, our activity in the Americas has been in Brazil; however, we currently have two vessels in transit to Mexico to fulfill a contract with Pemex.

     Similar to the North Sea, the Brazilian market requires highly sophisticated vessels due to the harsh operating environment. We have experienced success in meeting the market requirements through owned, managed and bareboat chartered vessels and will look to our existing and newbuild fleet to meet the expanding demand for vessels in this important market.

     Over the last several years, the Brazilian government has opened up the petroleum industry to private investment. The early bid rounds resulted in extensive commitments by major international oil companies and consortiums of independents, many of whom have explored and to some extent will continue to explore the offshore blocks awarded in the lease sales. This created a demand for deepwater AHTSs to some extent and PSVs in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. In addition, Petrobras, the Brazilian national oil company, continues to expand operations which has created, and could continue to create, additional demand for offshore support vessels. We have been active in bidding on additional work with both Petrobras and the consortiums, with the recent success resulting in the contract awards for the North Stream, the Highland Warrior and the Austral Abrolhos.

     Currently, we operate five vessels in this region, including the Brazilian newbuild Austral Abrolhos, which was delivered in September 2004 and is contracted through October 2009 to Enterprise Oil do Brasil Ltda., a subsidiary of the Royal Dutch/Shell Group, in support of its Brazilian program in the Campos Basin. The Seapower has been operating in Brazil since 1995 under a contract with Petrobras, which runs into October 2005. The Highland Scout has been contracted to Petrobras since January 2000 and is contracted into April 2007. The Highland Warrior and the North Stream were mobilized to the region during 2004 and are contracted through August 2008 and June 2006, respectively. The North Crusader, which had been used as a front-runner for the Austral Abrolhos, mobilized to West Africa, and the Highland Piper completed its contract with Petrobras and mobilized back to the North Sea.

     We have contracted the two new build vessels, Coloso and Titan, under five-year primary-term contracts to Pemex in the Gulf of Mexico. This represents our first entry into the Gulf of Mexico market with Pemex and is anticipated to create additional opportunities in the Gulf of Mexico in the future as Pemex increases the size and capability of the vessel fleet required to support their drilling operations. The vessels are scheduled to arrive in Mexico from the shipyard in Singapore and begin their contracts late in the second quarter of 2005.

Other Markets

     We have contracted our vessels outside of our operating segment regions principally on short-term charters in places such as West Africa and the Mediterranean region. We currently have a managed vessel in addition to one of our owned vessels working in support of drilling operations in India and one of our owned vessels operating in the Congo. We look to our core markets for the bulk of our term contracts; however, when the economics of a contract are attractive, or we believe it is strategically advantageous, we will operate our vessels in markets outside of our core regions.

New Vessel Construction Program

     During 2000, we committed to the construction of nine new North Sea class vessels with a Norwegian shipbuilder. This shipyard previously constructed several of our other newbuilds including the UT 755 design PSVs. The newbuild program included six PSVs and three AHTSs with all vessels designed to be multi-functional in that they are capable of supporting underwater ROV operations as well as traditional offshore support operations. All of the vessels were built to Rolls Royce/Ulstein specifications and included two UT 745 PSV, four UT 755 PSV and three UT 722L

AHTSs. All of these vessels were delivered on time and within budget.

     Additionally, we contracted with the Norwegian shipyard’s Brazilian affiliate for the construction of a SpV for an estimated cost of $24 million. This vessel, the Austral Abrolhos, was delivered in September 2004. In December of 2003, we entered into a contract to build two 6,000 horsepower AHTSs pursuant to a contract with our joint venture partner in Mexico for Pemex. These two vessels, that cost approximately $22.0 million, were delivered in March 2005. As of the end of 2004, we had spent $226.0 million under the new vessel construction program, including $88.2 million in 2003 and $23.5 million in 2004. The following table outlines the cost and contracted delivery schedule of the program:

Delivered Vessels

	Vessel		Cost
Vessel	Type	Delivery Date	(millions)
UT 755L (Highland Fortress)	PSV	July 12, 2001	$14.0
UT 745 (Highland Navigator)	PSV	February 27, 2002	18.8
UT 745 (North Mariner)	PSV	February 28, 2002	19.7
UT 755 (Highland Bugler)	PSV	October 15, 2002	12.8
UT 722L (Highland Courage)	AHTS	December 12, 2002	30.8
UT 755L (Highland Eagle)	PSV	March 20, 2003	14.9
UT 755 (Highland Monarch)	PSV	July 2, 2003	12.9
UT 722L (Highland Valour)	AHTS	July 2, 2003	30.3
UT 722L (Highland Endurance)	AHTS	December 5, 2003	30.2
UT 719-2 MFSV (Austral Abrolhos)	SpV	September 6, 2004	24.0
AHTS (Coloso)	AHTS	March 9, 2005	11.0
AHTS (Titan)	AHTS	March 18, 2005	11.0

Total Delivered Vessel Cost			$230.4

Our Fleet

     Our existing fleet as of March 31, 2005 is 54 vessels including the two vessels transitioning to Mexico. Of these vessels, 47 are owned by us (see table below) and seven are under management for other owners.

		Type			Length	BHP	DWT
Fleet	Vessel	(a)	Flag	Delivery	(feet)	(b)	(c)
NORTH SEA BASED
	Highland Bugler	LgPSV	UK	2002	221	5,450	3,115
	Highland Champion	LgPSV	UK	1979	265	4,800	3,910
	Highland Citadel	LgPSV	UK	2003	236	5,450	3,200
	Highland Drummer	LgPSV	UK	1997	221	5,450	3,115
	Highland Eagle	LgPSV	UK	2003	236	5,450	3,200
	Highland Fortress	LgPSV	UK	2001	236	5,450	3,200
	Highland Monarch	LgPSV	UK	2003	221	5,450	3,115
	Highland Navigator	LgPSV	UK	2002	275	9,600	4,250
	Highland Pioneer	LgPSV	UK	1983	224	5,400	2,500
	Highland Piper	LgPSV	UK	1996	221	5,450	3,115
	Highland Pride	LgPSV	UK	1992	265	6,600	3,080
	Highland Rover	LgPSV	UK	1998	236	5,450	3,200
	Highland Star	LgPSV	UK	1991	265	6,600	3,075
	North Challenger	LgPSV	Norway	1997	221	5,450	3,115
	North Fortune	LgPSV	Norway	1983	264	6,120	3,366
	North Mariner	LgPSV	Norway	2002	275	9,600	4,400
	North Prince	LgPSV	UK	1978	259	6,000	2,717
	North Traveller	LgPSV	Norway	1998	221	5,450	3,115
	North Truck	LgPSV	Norway	1983	265	6,120	3,370
	North Vanguard	LgPSV	Norway	1990	265	6,600	4,000
	Safe Truck	LgPSV	UK	1996	221	5,450	3,115
	Highland Courage	AHTS	UK	2002	260	16,320	2,750
	Highland Endurance	AHTS	UK	2003	260	16,320	2,750
	Highland Valour	AHTS	UK	2003	260	16,320	2,750
	North Crusader	AHTS	Panama	1984	236	12,000	2,064
	Clwyd Supporter	SpV	UK	1984	266	10,700	1,350
	Highland Spirit	SpV	UK	1998	202	6,000	1,800
	Highland Sprite	SpV	UK	1986	194	3,590	1,442
	Sefton Supporter	SpV	UK	1971	250	1,620	1,219
	Sentinel	SpV	Norway	1979	266	4,600	4,141
SOUTHEAST ASIA BASED
	Highland Guide	LgPSV	Panama	1999	218	4,640	2,800
	Highland Legend	PSV	Panama	1986	194	3,600	1,442
	Highland Patriot	LgPSV	Panama	1982	233	4,800	2,649
	Sea Diligent	SmAHTS	Panama	1981	192	4,610	1,219
	Sea Eagle	SmAHTS	Panama	1976	185	3,850	1,215
	Sea Endeavor	SmAHTS	Panama	1981	191	3,900	1,000
	Sea Explorer	SmAHTS	Panama	1981	192	5,750	1,500
	Sea Searcher	SmAHTS	Panama	1976	185	3,850	1,215
	Sem Courageous	SmAHTS	Malaysia	1981	191	3,900	1,220
	Sem Valiant	SmAHTS	Malaysia	1981	191	3,900	1,220
AMERICAS BASED
	Austral Abrolhos(d)	AHTS	Brazil	2004	215	7,100	2,000
	Highland Scout	LgPSV	Panama	1999	218	4,640	2,800
	Highland Warrior	LgPSV	Panama	1981	265	5,300	4,049
	North Stream	LgPSV	Norway	1998	276	9,600	4,585
	Seapower	SpV	Panama	1974	222	7,040	1,205
	Coloso(e)	SmAHTS	Mexico	2005	199	5,916	1,674
	Titan (e)	SmAHTS	Mexico	2005	199	5,916	1,674

(a)	Legend:	LgPSV — Large platform supply vessel
PSV — Platform supply vessel
AHTS — Anchor handling, towing and supply vessel
SmAHTS — Small anchor handling, towing and supply vessel
SpV — Specialty vessel, including towing and oil spill response

(b)	Brake horsepower.

(c)	Deadweight tons.

(d)	Subject to an annual right of charter to purchase during the term of the charter, which commenced May 2, 2003 and, subject to charterer's right to extend, terminates May 2, 2016, at a purchase price in the first year of $26,750,000 declining to an adjusted purchase price of $12,900,000 in the thirteenth year.
(e)	Mobilizing to Mexico

     The table above does not include seven managed vessels.

Customers, Contract Terms and Competition

     Our principal customers are major integrated oil and gas companies and large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and gas companies, as well as companies that provide logistic, construction and other services to such oil and gas companies and foreign government organizations. The contracts are industry standard time charters for periods ranging from a few days or months to more than a year. While certain contracts do contain cancellation provisions, the contracts are generally not cancelable except for unsatisfactory performance by the vessel. During 2004, under multiple contracts in the ordinary course of business, one customer, Petrobras, accounted for 10.3% of total consolidated revenues. No other single customer accounted for 10% or more of our total consolidated revenues for 2004.

     Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common, and we believe that term charters constitute a significant portion of that market. Term charters in Southeast Asia are currently somewhat less common than in the North Sea and generally less than two years in length. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters”. Because of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.

     In the past we have bareboat chartered vessels. Bareboat charters are contracts for vessels, generally for a term in excess of one year, whereby the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. Currently however, we have no bareboat chartered vessels in our fleet.

     Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Depending on the level of service provided by the manager, fees for services are generally less than $10,000 per month per vessel. Currently, we have seven vessels under management.

     Substantially all of our charters are fixed in British pounds, Norwegian kroner and U.S. dollars. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency in which its operating expenses are incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Currency Fluctuations and Inflation.”

     We compete with approximately 10-15 companies in the North Sea market and numerous small and large competitors in the Southeast Asia and Americas markets principally on the basis of suitability of equipment, price and service. Also, in certain foreign countries, preferences are given to vessels owned by local companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies. Some of our competitors have significantly greater financial resources than we do.

Fleet Availability

     A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract as of March 1, 2004 and March 1, 2005:

	As of March 1, 2005		As of March 1, 2004
	2005	2006	2004	2005
	Vessel Days	Vessel Days	Vessel Days	Vessel Days
North Sea-Based Fleet	61.3%	40.6%	39.3%	37.9%
Southeast Asia-Based Fleet	59.9%	12.7%	34.1%	13.4%
Americas-Based Fleet	96.6%	78.5%	89.9%	55.7%
Overall Fleet	65.8%	40.3%	43.2%	32.9%

     These commitments provide us with a forward view of vessel income in the respective periods based on the contract rates that are in effect on each of the contracts comprising the forward days less the estimated costs of operating the vessels in each geographical area. The increase in the percentage of contracted days at March 1, 2005, as compared to March 1, 2004, for the current year and one year forward, is primarily a reflection of increased drilling and exploration activity in late 2004 and continuing into 2005, which resulted in higher demand for support vessels. This increase in demand resulted in more long-term (greater than one year) contracts at day rates we deem to be acceptable.

Environmental and Government Regulation

     We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety vessel and port security, and the manning, construction and operation of vessels. We believe that we are in material compliance with all applicable laws and regulations. The International Maritime Organization, or IMO, recently made the regulations of the International Safety Management Code, or ISM Code, mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications which became effective on July 1, 2002. IMO has recently adopted the International Ship & Port Facility Security Code, or ISPS Code, which became effective on July 1, 2004. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. We believe all of our vessels presently are certificated in accordance with ISPS Code. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

Operational Risks and Insurance

     Our operations are subject to various operating hazards and risks, including:

•	catastrophic marine disaster;

•	adverse sea and weather conditions;

•	mechanical failure;

•	navigation errors;

•	collision;

•	oil and hazardous substance spills, containment and clean up;

•	labor shortages and strikes;

•	damage to and loss of drilling rigs and production facilities; and

•	war, sabotage and terrorism risks.

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

     We maintain customary insurance coverage for casualty and liability risks. We have renewed our primary insurance program for the insurance year 2005-2006. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits. There is no assurance that our insurance coverage will be available, or affordable in the future, and if available, whether it will be adequate to cover future claims that may arise.

Foreign Operations

     During the past five years, we derived substantially all of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as:

•	foreign currency exchange fluctuations or imposition of currency exchange controls;

•	legal and governmental regulatory requirements;

•	potential vessel seizure or nationalization of assets;

•	import-export quotas or other trade barriers;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	potentially adverse tax consequences;

•	difficulties and costs of staffing and managing international operations; and

•	language and cultural differences.

     In the past, these conditions or events have not materially affected our operations. However, we cannot predict whether any such conditions or events might develop in the future. Also, we organized our subsidiary structure and our operations in part based on certain assumptions about various foreign and domestic tax laws, currency exchange requirements and capital repatriation laws. While we believe our assumptions are correct, there can be no assurance that taxing or other authorities will reach the same conclusions. If our assumptions are incorrect, or if the relevant countries change or modify such laws or the current interpretation of such laws, we may suffer adverse tax and financial consequences, including the reduction of cash flow available to meet required debt service and other obligations. Any of these factors could materially adversely affect our international operations and, consequently, our business, operating results and financial condition.

Seasonality of Business

     The operations of our fleet are subject to seasonal factors. Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during November to February. During the last quarter of 2004 and the first several months of 2005, this typical pattern has not been evident as the demand for vessels in the region has been higher than in previous years during this period. Vessels operating in Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asian location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions.

Internal Controls

     As a result of Section 404 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”) and the rules issued thereunder by the SEC and the Public Company Accounting Oversight Board (“PCAOB”), we are required to include a report on our internal controls over financial reporting with our annual report on Form 10-K beginning with this Form 10-K for the year ending December 31, 2004. Our report must include an assessment by management on the effectiveness of our internal controls as well as a report from our independent registered public accounting firm attesting to management’s assessment. Further, our report is required to include a disclosure of any “material weakness” in our internal controls over financial reporting we have identified.

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

The adjustments made in the third quarter 2004 involved:

•	our foreign tax provision in Norway,

•	the allowance for bad debts, and

•	accrued liabilities related to indirect labor costs in the North Sea.

     Our independent registered public accounting firm notified us that, in connection with these material weaknesses, we needed to implement certain improvements to our financial statement close, specifically the evaluation of the related resources, processes and controls. In response to this notification, we have taken steps to improve our financial close process and have evaluated the related resources, processes and controls as follows:

•	Foreign Tax Provision. We have engaged an outside tax advisor separate from our registered independent public accounting firm to assist us with the tax considerations resulting from our multinational operations. We have subscribed to an online accounting research tool, which will be utilized to research complex accounting issues. A part-time Assistant Controller has been replaced with a full-time employee. With these steps we believe that we now should have sufficient resources and controls for our foreign tax provision close process and believe that the foreign tax provision control deficiency should have been resolved.

•	Allowance for Bad Debts. We have developed a written corporate policy regarding the allowance for doubtful accounts receivable for significantly aged receivables that the Audit Committee has approved and that we have implemented as of December 31, 2004. This more formalized policy ensures there is a critical review of our aged accounts receivable to evaluate the collectibility of our receivables and establish appropriate allowances for bad debts. The newly adopted policy formalizes a previous practice of reviewing each account receivable that is six months old or more to determine whether, under the facts and circumstances, an allowance for bad debts should be established. In addition, the new policy, unlike previous practice, mandates that a reserve for bad debts must be established if an account receivable is outstanding a year or more. The amount of such reserve to be established by management is based on the facts and circumstances relating to the particular customer. Our previous practice did not require that a reserve for bad debt be established if an account receivable was outstanding one year or more unless management believed it was appropriate under the facts and circumstances. Because our exposure to foreign government-owned and controlled oil companies, as well as companies that provide logistics, construction or other services to oil and gas companies, may result in longer payment terms, management intends to continue to meet with customers that have significant aged receivables to assess the recovery of all receivables. We have implemented this policy and believe the allowance for bad debt control deficiency has been resolved.

•	Indirect Labor Costs. The material weakness occurred as a result of a lack of processes in place to reconcile accruals against our actual indirect labor costs. We have revised our processes to include a reconciliation of our accruals to actual indirect labor costs incurred at the end of each reporting period. These accruals will be reviewed and reconciled on an on-going basis. We now believe the indirect labor cost control deficiency has been resolved.

     We estimate that the remedial steps outlined above will cost us approximately $100,000 in out-of-pocket costs, excluding reallocation of internal resources. For information on disclosure controls, and internal controls over financial reporting, see Item 9A "Controls and Procedures."

Employees

     At December 31, 2004, we had 1,085 employees located in the United States, the United Kingdom, Norway, Southeast Asia, India and Brazil. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for 871 contract crew members who are members of two United Kingdom unions under evergreen employment agreements with wages negotiated annually in June. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of these collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

Properties

     Our principal executive offices are located in Houston, Texas. For local support, we have offices and warehouse facilities in: Singapore; Aberdeen, Scotland; Liverpool, England; Sandnes, Norway; and Macae, Brazil. All facilities, except one owned facility in Aberdeen, Scotland, are leased. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

ITEM 3. Legal Proceedings

General

     Various legal proceedings and claims that arise in the ordinary course of business may be instituted or asserted against us. Although the outcome of litigation cannot be predicted with certainty, we believe, based on discussions with legal counsel and in consideration of reserves recorded, that the outcome of these legal actions, if any, would not have a material adverse effect upon our consolidated financial position and results of our operations. We cannot predict whether any such claims may be made in the future.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the NASDAQ National Market under the symbol “GMRK.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported:

	2004		2003
	High	Low	High	Low
Quarter ended March 31,	$17.15	$13.28	$15.70	$12.50
Quarter ended June 30,	$18.59	$13.08	$18.63	$12.66
Quarter ended September 30,	$17.72	$13.61	$17.49	$12.38
Quarter ended December 31,	$22.75	$16.00	$15.67	$12.64

     For the quarter ended March 31, 2005 (through March 15, 2005), the range of low and high sales prices was $19.55 to $28.34, respectively. On March 15, 2005, the closing sale price of our common stock as reported by the NASDAQ National Market was $23.65 per share. As of March 15, 2005, there were 597 shareholders of record.

     We have not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture under which the Senior Notes (as hereinafter defined) are issued, we may be restricted from declaring or paying dividends; however, we currently anticipate that, for the foreseeable future, any earnings will be retained for the growth and development of our business. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors, financial requirements, general business conditions and other factors.

     Equity compensation plan information required by this item may be found in Note 7 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 herein.

ITEM 6. Selected Consolidated Financial Data

     The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(In thousands, except per share amounts)
Operating Data:
Revenues	$139,312	$129,900	$133,919	$114,063	$77,702
Direct operating expenses	71,239	69,836	58,007	43,403	34,060
Drydock expense	8,966	—	—	—	—
Bareboat charter expense	1,410	6,505	9,287	8,931	6,661
General and administrative expenses	15,666	10,801	10,027	7,623	6,328
Depreciation and amortization	26,137	28,031	21,414	15,327	12,613

Operating income	15,894	14,727	35,184	38,779	18,040
Interest expense	(17,243)	(12,988)	(12,149)	(12,770)	(12,239)
Interest income	276	238	1,211	1,201	1,508
Debt refinancing costs	(6,524)	—	—	—	—
Gain on sale of assets	2,282	16	181	—	3,651
Other income (expense), net	1,517	(1,267)	2,493	(1,501)	3
Income tax (provision) benefit	6,476	(192)	(2,959)	12,213	(3,056)

Income before cumulative effect of change in accounting principle	$2,678	$534	$23,961	$37,922	$7,907
Cumulative effect on prior years of change in accounting principle – net of $773 related tax effect	(7,309)	—	—	—	—

Net income (loss)	$(4,631)	$534	$23,961	$37,922	$7,907

Amounts per common share (basic):
Income before cumulative effect of change in accounting principle	$0.13	$0.03	$1.25	$2.31	$0.48
Cumulative effect on prior years of change in accounting principle	$(0.36)	—	—	—	—

Net Income	$(0.23)	$0.03	$1.25	$2.31	$0.48

Weighted average common shares (basic)	19,938	19,919	19,132	16,388	16,326

Amounts per common share (diluted):
Income before cumulative effect of change in accounting principle	$0.13	$0.03	$1.22	$2.26	$0.47
Cumulative effect on prior years of change in accounting principle	$(0.36)	—	—	—	—

Net Income	$(0.23)	$0.03	$1.22	$2.26	$0.47

Weighted average common shares (diluted) (a)	19,938	20,272	19,566	16,806	16,652

Statement of Cash Flows Data:
Cash provided by operating activities	$25,090	$19,027	$33,942	$37,535	$12,028

Cash used in investing activities	(40,404)	(91,575)	(88,299)	(80,363)	(3,880)

Cash provided by financing activities	23,476	69,769	40,650	31,526	110
Effect of exchange rate changes on cash	1,032	1,707	1,192	(812)	(2,178)
Other Data:
Adjusted EBITDA (b)	42,031	42,758	56,598	54,106	30,653
Cash dividends per share	—	—	—	—	—
Total vessels in fleet (c)	52	53	55	51	47
Average number of owned or chartered vessels (d)	45.6	46.8	43.5	38.0	33.6

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$17,529	$8,336	$9,619	$22,671	$34,785
Vessels and equipment including construction in progress, net	538,978	485,502	379,208	262,364	182,628
Total assets	632,718	575,501	486,547	352,051	263,914
Long-term debt (e)	258,022	236,589	165,233	180,669	130,097
Total stockholders’ equity	316,157	292,128	254,779	133,392	97,587

(a)	Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

(b)	EBITDA is defined as net income (loss) before cumulative effect of change in accounting principle, interest expense, interest income, income tax (benefit) provision, debt refinancing costs, and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for certain items that we believe are non-cash or unusual, consisting of: (i) gain on sale of assets; (ii) loss from unconsolidated ventures; (iii) minority interest; and (iv) other (income) expense, net. EBITDA and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to cash flow data, a measure of liquidity or an alternative to operating income or net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are used by security analysts, investors and other interested parties in the evaluation of companies in our industry. However, because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies or comparable for other purposes.

     The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Net income (loss)	$(4,631)	$534	$23,961	$37,922	$7,907
Cumulative effect of change in accounting principle	7,309	—	—	—	—
Interest expense	17,243	12,988	12,149	12,770	12,239
Interest income	(276)	(238)	(1,211)	(1,201)	(1,508)
Debt refinancing costs	6,524	—	—	—	—
Income tax (benefit) provision	(6,476)	192	2,959	(12,213)	3,056
Depreciation and amortization	26,137	28,031	21,414	15,327	12,613

EBITDA	45,830	41,507	59,272	52,605	34,307
Adjustments:
Gain on sale of assets	(2,282)	(16)	(181)	—	(3,651)
Other income (expense), net (i)	(1,517)	1,267	(2,493)	1,501	(3)

Adjusted EBITDA	$42,031	$42,758	$56,598	$54,106	$30,653

     (i) Includes foreign currency transaction adjustments.

(c)	Includes managed vessels in addition to those that are owned and chartered at the end of the applicable period. See “Our Fleet” in Items 1 and 2 for further information concerning our fleet.

(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat chartered vessels only, and is adjusted for additions and dispositions occurring during each period.

(e)	Excludes current portion of long-term debt.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained herein. See also “Selected Consolidated Financial Data.”

Our Business Strategy

     Our goal is to enhance our position as a premier provider of offshore marine services in international markets by achieving higher vessel utilization rates, relatively stable growth rates and returns on investments that are superior to those of our competitors. Key elements in implementing our strategy include:

Developing and maintaining a large, modern, diversified and technologically advanced fleet: Our fleet size, location and profile allow us to provide a full range of services to our customers from platform supply work to specialized floating, production, storage and offloading, or “FPSO”, support, including anchor handling and remotely operated vehicle, or ROV, operations. We regularly upgrade our fleet to improve capability, reliability and customer satisfaction. We also seek to take advantage of attractive opportunities to acquire or build new vessels to expand our fleet. We took delivery of nine newbuild vessels between 2001 and 2003, and one in 2004, acquired a vessel in December 2004 and have two newbuild vessels that delivered in the first quarter of 2005. We believe our relatively young fleet allows for less downtime, resulting in more dependable operations for both our customers and us. Our relatively young fleet requires less maintenance and refurbishment work during required drydockings than older fleets, which allows us to minimize downtime and maintenance capital expenditures.

Enhancing fleet utilization through development of specialty applications for our vessels: We operate some of the most technologically advanced vessels available. Our highly efficient, multiple-use vessels provide our customers maximum flexibility and are constructed with design elements such as dynamic positioning, firefighting, moon pools, and ROV handling and oil spill response capabilities. In addition, we design and equip newbuild vessels specifically to customer needs. In March, 2005, we took delivery of two vessels that were built to customer specifications for long-term contracts.

Focusing on attractive international markets: We have elected to conduct our current operations in the North Sea and offshore Southeast Asia and Americas markets because we believe there are higher barriers to entry, lower volatility of day rates and greater potential for increasing day rates in those markets than in other markets. Furthermore, our operating experience in these markets has enabled us to anticipate and profitably respond to trends in these markets, such as the increasing demand for multi-function vessels met by our recent additions to our North Sea fleet. In addition, we have capacity, under appropriate market conditions, to alter the geographic focus of our operations to a limited degree by shifting vessels between our existing markets and by entering new ones as they develop economically and become more profitable.

Managing our risk profile through chartering arrangements: We utilize various contractual arrangements in our fleet operations, including long-term charters, short-term charters, sharing arrangements and vessel pools. Sharing arrangements provide us and our customers the opportunity to benefit from rising charter rates by subchartering the contracted vessels to third parties at prevailing market rates during any downtime in the customers’ operations. We operate and participate in pooling arrangements where vessels of similar specifications enter into a marketing alliance. We believe these contractual arrangements help us reduce volatility in both day rates and vessel utilization and are beneficial to our customers.

General

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 34 vessels operating from the area. We also have ten vessels operating in Southeast Asia, five vessels in Brazil, two vessels in India and two vessels mobilizing to Mexico. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 54 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of March 31, 2005, our fleet includes 47 owned vessels and seven managed vessels.

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

     In recent years the North Sea market has been characterized by delivery of new higher capacity and specification vessels, which have generally left the region or replaced older vessels that transferred to other oil service markets. During this same time frame, despite consistently high commodity prices in the oil and gas industry, exploration and production activities by oil and gas companies have not increased according to historical precedent. These two factors have led to lower utilization in the North Sea market over the last two years than had been experienced in the last decade and applied downward pressure to day rates. The first six months of 2004 were consistent with the lower utilization and day rates obtained during the previous two years. Improvements in industry day rates, and more particularly in utilization, during the third and fourth quarters indicate improving conditions. We believe that this market is poised for recovery as new drilling programs and associated construction projects in both the Norwegian and U.K. sectors of the North Sea begin in the latter part of 2004 and in 2005. Until such time as contracts for vessels are tendered, however, it is difficult to predict when this recovery will take place. The other two major markets in which we currently operate, Southeast Asia and Brazil, have been exemplified by consistent demand and relatively stable day rates. In addition to the one vessel we transferred to the region from the North Sea early in 2004, there have been several vessel operators that have repositioned equipment into Southeast Asia, which may tend to heighten competition in the region in the future. In October 2004, we mobilized the frontrunner for our newly delivered Brazilian vessel, the Austral Abrolhos, to the North Sea, as well. We anticipate the Brazil and Southeast Asia markets will continue to develop in the near term.

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

     In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international Classification Societies. The aggregate number of drydockings and other repairs undertaken in a given period generally determines maintenance and repair expenses.

Critical Accounting Policies and Estimates

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. We believe we have exercised proper judgment in determining these estimates based on the facts and circumstances available to management at the time the estimates were made.

Change in Accounting Principle

     Effective January 1, 2004, we began expensing the costs associated with the periodic requirements of the various classification societies, which requires each vessel to be placed in drydock twice in a five-year period. Generally, drydock costs include refurbishment of structural components as well as major overhauls of operating equipment, and is subject to scrutiny by the relevant classification society. Previously, costs incurred in connection with drydockings were capitalized and amortized over 30 months, which approximated the period between required drydockings.

     The industry’s accounting practices have historically allowed three methods to account for these expenditures: (1) defer and amortize, (2) accrue in advance, and (3) expense as incurred. There are no authoritative criteria for determining a preferable method of accounting for drydock expenditures. However, we have determined that expensing these costs as incurred is the method predominantly used in our industry peer group and at this time would be a more rational basis for recognizing major maintenance expenditures in our financial statements. Therefore, we believe that the change is to an acceptable alternative method, which is preferable based on our particular circumstances under accounting principles generally accepted in the United States, and we are adopting the method of expensing drydock costs in the period incurred effective in 2004.

     As a result of this change, we recorded a non-cash cumulative effect charge of $7.3 million, net of tax ($0.36 per basic and diluted common share), in the consolidated statement of operations for 2004. The effect of the change in accounting principle in 2004 also decreased income before the cumulative effect of change in accounting principle by approximately $1.9 million by reversing the current drydock amortization expense of $7.1 million and recognizing the expense for current drydock expenditures of $9.0 million. The following table illustrates the pro forma effects of retroactive application of this change in accounting principle on net income and earnings per share if we had expensed drydock costs in prior years.

	2003	2002	2001	2000
Net Income as reported	$534	$23,961	$37,922	$7,907
Net Income pro forma	588	24,023	36,089	7,722
Earnings per share:
Basic – as reported	$0.03	$1.25	$2.31	$0.48
Basic – pro forma	0.03	1.26	2.20	0.47
Diluted – as reported	0.03	1.22	2.26	0.47
Diluted – pro forma	0.03	1.23	2.15	0.46

Valuation Allowances

     Our valuation allowances relate primarily to the allowance for doubtful accounts receivable and the allowance against deferred tax assets arising from foreign tax credit carryforwards. Our customers are primarily major and independent oil and gas companies and oil service companies. Given our experience where our historical losses have been insignificant and our belief that our related credit risks are minimal, our major and independent oil and gas companies and oil service company customers are granted credit on customary business terms. Our exposure to foreign government-owned and controlled oil and gas companies, as well as companies that provide logistics, construction or other services to such oil and natural gas companies, may result in longer payment terms; however, we monitor our aged accounts receivable on an ongoing basis and provide an allowance for doubtful accounts on a case-by-case basis as conditions warrant. We make critical estimates for the allowance for doubtful accounts based on the age of the receivable, collection history from the particular customer and management’s judgment of the ability of the customer to pay. Historically, we have collected appreciably all of our accounts receivable balances with the exception of approximately $0.2 million, which was deemed uncollectible and was written off during the past six years. At December 31, 2004, we provided an allowance for doubtful accounts of $0.9 million. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay. Because amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.

     In the fourth quarter of 2004, our Audit Committee adopted a management recommendation regarding the allowance for doubtful accounts receivable for significantly aged receivables. See “Business—Internal Controls.”

     Due to the passage of the American Jobs Creation Act (“Jobs Act”) on October 22, 2004, the foreign tax credit carryforwards of $1.5 million that would have expired in 2004 will now begin to expire in 2009. A valuation allowance has been established against the full amount of these credits less the tax benefit of the deduction. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize the credits and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. Historically, we have not made significant adjustments to our valuation allowance.

Deferred Costs

     Since inception, we have capitalized the costs associated with the periodic requirements of the various classification societies, which requires the vessels to be placed in drydock twice in a five-year period. Generally, drydocking costs include refurbishment of structural components as well as major overhaul of operating equipment, subject to scrutiny by the relevant classification society. Historically, these costs have been amortized over an estimated 30-month period. As discussed in the “Change in Accounting Principle” section above, we have changed our accounting for these costs. Effective January 1, 2004, we began expensing these costs as incurred. A charge of $7.3 million, net of tax ($0.37 per basic and diluted common share), reflecting the cumulative effect of this accounting change has been recorded at January 1, 2004.

     In connection with new long-term contracts, incremental costs incurred that directly relate to mobilization of a vessel from one region to another are deferred and recognized over the primary contract term. Should the contract be terminated by either party prior to the end of the contract term, the deferred amount would be immediately expensed. In contrast, costs of relocating vessels from one region to another without a contract are expensed as incurred.

     Deferred financing costs are capitalized as incurred and are amortized over the expected term of the related debt. Should the specific debt terminate by means of payment in full, tender offer or lender termination, the associated deferred financing costs would be immediately expensed. In the third quarter of 2004, a charge of $6.5 million was recognized relating to the retirement of our 8.75% senior notes. Those costs included $4.4 million from the payment of tender offer premiums and $2.1 million from the write-off of unamortized debt issuance costs and unamortized debt discount.

Long-Lived Assets and Goodwill

     Our long-lived tangible assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 1998 acquisition of Brovig Supply ASA and the June 2001 acquisition of Sea Truck (UK) Ltd. The determination of impairment of all long-lived assets, including goodwill, is conducted when indicators of impairment are present and at least annually on December 31 for goodwill. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.

     The implied fair value of any asset or reporting unit is determined by discounting the projected future operating cash flows or by using other fair value approaches based on a multiple of earnings measurement. Management makes critical estimates and judgments to determine projected future operating cash flow, particularly in regard to projected revenues and costs. An impairment indicator is deemed to exist if the implied fair value of the asset or reporting unit is less than the book value.

     At December 31, 2004, we performed our impairment test and determined there was no goodwill impairment. There are many assumptions and estimates underlying the determination of the implied fair value of the reporting unit, such as future expected utilization and the average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although we believe our assumptions and estimates are reasonable, deviations from our estimates by actual performance could result in an adverse material impact on our results of operations. Examples of events or circumstances that, could give rise to an impairment of an asset (including goodwill) include: prolonged adverse industry or economic change; significant business interruption; unanticipated competition that has the potential to dramatically reduce our earning potential; legal issues; or the loss of key personnel.

Income Taxes

     A significant portion of our earnings originate in the North Sea, a region in which certain jurisdictions such as the United Kingdom and Norway provide for an alternative taxing structure created specifically for qualified shipping companies, referred to as the “tonnage tax” regime. The tonnage tax regime provides for tax at rates significantly lower than would apply if we were not a qualified shipping company. Substantially all of our tax provision is for deferred taxes in regions outside of the United Kingdom and Norway. The tonnage tax regime in the North Sea reduces the cash required for taxes in that region. In other regions, accelerated depreciation has minimized our cash requirements for income taxes. Should our organizational structure change or should the laws that created the tonnage tax regime or that allow for accelerated depreciation change, we would be required to provide for taxes at rates much higher than currently reflected in our financial statements. Additionally, if our pre-tax earnings in a higher tax jurisdiction increase, there could be a significant increase in our average tax rate. That increase could cause volatility in the comparison of our tax rate from period to period.

     Our United Kingdom tax return for the year 2001 was reviewed by Inland Revenue, the U.K. tax authority. As a result of this review, an amended year 2001 tax return has been filed and accepted by Inland Revenue as of December 27, 2004. The 2002 and 2003 returns have been amended consistent with the accepted methodology used in preparing the amended 2001 return. Since the U.K. subsidiary is under the self assessment system, and years 2002 and 2003 are within the prescribed period, the revised returns for 2002 and 2003 should be accepted as filed in December 2004 with respect to the issues reviewed by Inland Revenue. Based on the above, the previously provided deferred tax liability of $4.9 million, was reduced in the 2004 financial statements to the amount of tax payable of $0.3 million for the period 2001 through 2003.

     On October 22, 2004, President Bush signed the Jobs Act, which among other items, provides reform related to foreign shipping income. This new tax legislation should favorably impact us beginning January 1, 2005, as the majority of our foreign shipping income will not be subject to tax in the United States. The full extent of the positive impact on earnings as it relates to our organizational structure is not yet clear; however, we and our outside tax consultants are evaluating the ultimate impact of this new tax legislation.

Commitments and Contingencies

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.

Consolidated Results of Operations

Comparison of the Fiscal Years Ended December 31, 2004 and December 31, 2003.

     Our revenues increased from $129.9 million in 2003 to $139.3 million in 2004, largely as a result of the increase in North Sea activity late in the year, the full year effect of 2003 newbuild deliveries and the addition of two vessels during the second half of 2004. For the year ended December 31, 2004, income was $2.7 million, or $0.13 per diluted share before the cumulative effect of change in accounting principle of $7.3 million, or $0.36 per diluted share. Including the cumulative effect of the change in accounting principle, our net loss for 2004 was $4.6 million, or $0.23 per diluted share. For the year ended December 31, 2003, net income was $0.5 million, or $0.03 per diluted share.

     The weakness in exploration and development activities in the North Sea that started in 2002 began showing signs of recovery beginning late in the third quarter of 2004, with increasing day rates and utilization evident. Additionally, we experienced an increase in capacity resulting from the full year effect of the four newly built vessels delivered in 2003 and the addition of two additional vessels to our fleet in 2004, one in September and the other in December. Day rates improved during the year with the increases in the foreign currency exchange rate between the British pound and Norwegian kroner against the U.S. dollar being part of the improvement in rates.

     Revenue increased in all our regions except Southeast Asia, where the sale of three vessels during the year and slightly lower utilization resulted in a decrease of $0.4 million in revenue. In the Americas, revenue levels and average rate increased because of the change in our equipment mix. Overall, we experienced an increase in capacity of $4.2 million, mainly due to the factors listed above as well as one additional operating day in 2004. Day rates showed an increase of $8.2 million mainly attributable to stronger British pound and Norwegian kroner against the weak U.S. dollar, as day rates are generally denominated in international currencies. The decrease in revenues attributed to lower utilization was $2.9 million, resulting mainly from the weakness in the North Sea early in the year and the large number of vessels that were working on the spot market as a result.

	Year ended December 31,
	(Dollars in thousands)
			Increase
	2004	2003	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$11,862	$11,042	$820
Southeast Asia-Based Fleet	5,179	5,075	104
Americas-Based Fleet	12,137	11,707	430
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	80.9%	78.3%	2.6%
Southeast Asia-Based Fleet	82.2%	83.8%	(1.6%)
Americas-Based Fleet	91.6%	92.8%	(1.2%)
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	29.4	30.8	(1.4)
Southeast Asia-Based Fleet	11.6	12.0	(0.4)
Americas-Based Fleet	4.6	4.0	0.6

Total	45.6	46.8	(1.2)

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars ($) at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2004, and 2003 were £ = $1.83 and £ = $1.63, respectively. The North Sea-Based Fleet includes certain vessels working in India.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

     Direct operating expenses increased $1.4 million in 2004 over 2003. This increase was due to higher costs resulting from stronger currencies in the operating regions compared to the reporting currency and change in our equipment mix. Bareboat charter expense decreased $5.1 million to $1.4 million as we returned the last bareboat chartered vessel to its owner during 2004. We currently have no bareboat chartered vessels in our fleet. General and administrative expenses increased $4.9 million in 2004, as the implementation of Sarbanes-Oxley resulted in higher professional fees and higher salary-related expenses. Also, an increase in the allowance for doubtful accounts of $0.9 million contributed to this increase. Drydock expense of $9.0 million in 2004 relates to the change in accounting principle described above and in Note 1 to the Consolidated Financial Statements. Depreciation and amortization expense decreased by $1.9 million from 2004 to 2003 mainly due to the reclassification of drydock expense resulting from the change in accounting principle.

Interest expense increased $4.3 million due mainly to the higher outstanding balance and a higher weighted average interest rate on our line of credit, resulting from the conversion of the line of credit from U.S. dollars to British pounds at the end of 2003. During 2004, we also incurred an expense of $6.5 million related to the redemption of our $130 million 8.75% senior notes. The gain on sale of assets of $2.3 million primarily reflects the sale of three of our oldest Southeast Asia based vessels, the Seawhip, the Seawitch and the Sea Conquest. Additionally, we reported income in the other category of $1.5 million, compared to $1.3 million expense in 2003, resulting from favorable foreign currency movements on intercompany accounts anticipated to be settled.

     The income tax benefit of $6.5 million for 2004 reflects the reversal of previously provided deferred tax liabilities for our North Sea operations, as our United Kingdom subsidiary underwent an Inland Revenue review relating to tonnage tax. Substantially all of our tax provision is for deferred taxes, and can fluctuate significantly based on the mix of vessels working in the higher tax jurisdictions.

Comparison of the Fiscal Years Ended December 31, 2003 and December 31, 2002.

     Because of the weakness experienced in our major market of the North Sea and despite the increase in the number of owned vessels in the year, our revenues decreased from $133.9 million in 2002 to $129.9 million in 2003. For the year ended December 31, 2003, we reported net income of $0.5 million, $0.03 per diluted share compared to $24.0 million, or $1.22 per diluted share in the prior year.

     The weakness in exploration and development activities in 2003, and the increased number of vessels which we had in the spot market where both day rates and utilization were well below historical levels, caused us to continue the strategy we implemented in 2002 whereby we did not generally elect to charter our vessels on long-term contracts at the prevailing rates. The result of this strategy was that our average utilization for the North Sea decreased when compared to the prior year and caused the overall utilization for the year to decrease slightly from the prior year. Utilization and day rates in the other two regions, namely the Americas and Southeast Asia, remained fairly consistent in 2003 when compared to 2002.

     The decrease in revenue therefore was entirely attributable to lower day rates and utilization in the North Sea which resulted in a $19.0 million decrease. Partially offsetting this decrease was the full year impact of vessels added to the fleet from the newbuild program in 2002 and the addition of the four new vessels in 2003. These additions to capacity, reduced by the return of three bareboat chartered vessels in 2003, contributed an additional $15.3 million more in revenue than in the prior year. During 2003, day rates, which are generally denominated in international currencies, were significantly lower in the North Sea, but due to the weakness of the U.S. dollar, the currency effect partially offset the lower day rates. In the table below, the North Sea day rate is a reflection of all vessels which are categorized in the North Sea and therefore the averages reflect all factors including day rates, utilization, currency effects and the increase in owned vessels. The following table summarizes average day rates, overall utilization and average vessels owned or chartered for the comparable periods:

	Year ended December 31,
	(Dollars in thousands)
			Increase
	2003	2002	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$11,042	$10,839	$203
Southeast Asia-Based Fleet	5,075	4,744	331
Americas-Based Fleet	11,707	10,229	1,478
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	78.3%	94.2%	(15.9)%
Southeast Asia-Based Fleet	83.8%	82.4%	1.4%
Americas-Based Fleet	92.8%	94.8%	(2.0)%
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	30.8	28.6	2.2
Southeast Asia-Based Fleet	12.0	11.7	0.3
Americas-Based Fleet	4.0	3.2	0.8

Total	46.8	43.5	3.3

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2003, and 2002 were £ = $1.63 and £ = $1.50, respectively. The North Sea-Based Fleet includes certain vessels working in India.

(e)	Adjusted for vessel additions and dispositions occurring during each period.

     Direct operating expenses increased $11.8 million in 2003. This increase was due to the increased number of vessels in the fleet as well as higher costs due to stronger currencies in the operating regions compared to the reporting currency. Bareboat charter expense decreased $2.8 million as a direct result of the return of three bareboat chartered vessels during 2003. General and administrative expenses increased $0.8 million in 2003. Half of the increase was due to higher exchange rates with the balance due to the expanded fleet size. Depreciation expense also increased in 2003 by $6.6 million when compared to 2002 as a result of the fleet increases and the currency effect. Interest expense (net of interest income) reflected an increase of $1.8 million due to a higher level of borrowings required to support the newbuild vessel program and lower interest income reflecting reduced cash balances available for investment. Additionally, we reported an unfavorable variance in the other category related to the weakening of the Norwegian kroner versus the British pound the denominated debt in our Norwegian subsidiary.

Segment Results

     As discussed in “General Business” included in Part I, Items 1 and 2, we operate three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131. In prior years, we reported all operations in a single segment. In 2004, our segment reporting was changed to conform to the manner in which our chief operating decision maker reviews, and we manage, our business.

     Management evaluates segment performance primarily based on operating income. Cash and cash equivalents and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income is summarized in the following table, and detailed discussions follow.

Operating Income by Operating Segment

	Year ended December 31,
	2004	2003	2002
	(In thousands)
North Sea	$10,591	$5,547	$28,392
Southeast Asia	6,230	8,657	8,074
Americas	5,942	4,652	3,046

Total Reportable Segment Operating Income	22,763	18,856	39,512
Other	(6,869)	(4,129)	(4,328)

Total Reportable Segment and Other Operating Income	$15,894	$14,727	$35,184

North Sea Region:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Revenues	$103,190	$96,120	$106,651
Operating expenses	71,818	68,038	60,304
Depreciation and amortization expense	20,781	22,535	17,955

Operating income	$10,591	$5,547	$28,392

Comparison of Fiscal Year Ended December 31, 2004 and December 31, 2003

     Revenues for 2004 increased $7.1 million, compared to 2003. The increase was primarily driven by increased capacity of $3.2 million due to a full year effect of newly built vessels delivered in 2003 partially offset by vessels mobilized out of the region and increased day rates of $8.7 million principally due to increases in foreign currency exchange rates between the British pound and Norwegian kroner against the U.S. dollar, offset by utilization decrease of $4.8 million due to the weaknesses in the market. Operating expenses and depreciation and amortization expense increased in total by $2.0 million from 2003 to 2004 primarily due to stronger currencies in the operating region compared to the U.S. dollar. Depreciation and amortization expense also decreased due to the reversal of drydock amortization and recording drydock expenses as incurred in 2004, which are now recorded in operating expenses.

Comparison of Fiscal Year Ended December 31, 2003 and December 31, 2002

     Revenues from 2002 to 2003 decreased by $10.5 million. The decrease was primarily due to lower day rates of $1.9 million and utilization of $18.1 million, partially offset by the addition of new vessels in 2003 for a $9.5 million increase in capacity. The day rates, denominated in local currencies, were significantly lower in the North Sea, but due to the weakening of the U.S. dollar, the currency difference largely offset the lower day rate comparing 2002 to 2003. Operating expenses and depreciation and amortization expense increased by $7.7 million and $4.6 million, respectively, due primarily to the increased numbers of vessels in 2003 resulting from the delivery of vessels in the newbuild program.

Southeast Asia Region:

	Year ended December 31,
	(In thousands)
	2004	2003	2002
Revenues	$17,505	$17,907	$16,197
Operating expenses	8,810	6,438	5,893
Depreciation and amortization expense	2,465	2,812	2,230

Operating income	$6,230	$8,657	$8,074

Comparison of Fiscal Year Ended December 31, 2004 and December 31, 2003

     Revenues for 2004 decreased by $0.4 million compared to 2003 due primarily to lower day rates of $0.6 million. Additionally, we experienced lower utilization of $0.2 million due to the sale of three vessels in 2004, partially offsetting this increase was higher capacity of $0.4 million resulting from mobilization of a vessel from another location. Operating expenses increased by $2.4 million largely due to the mobilization of a vessel from another region. Depreciation and amortization expense decreased due to the reversal of drydock amortization and recording drydock expense in 2004.

Comparison of Fiscal Year Ended December 31, 2003 and December 31, 2002

     Revenues from 2002 to 2003 increased by $1.7 million. The increase is principally due to increased capacity with a full year effect of Highland Legend in 2003. The full year effect of the mobilization of this vessel into the region also caused an aggregate increase in operating expenses and depreciation and amortization expense of $1.1 million.

Americas Region:

	Year ended December 31,
	(In thousands)
	2004	2003	2002
Revenues	$18,617	$15,873	$11,071
Operating expenses	9,925	8,676	6,917
Depreciation and amortization expense	2,750	2,545	1,108

Operating income	$5,942	$4,652	$3,046

Comparison of Fiscal Year Ended December 31, 2004 and December 31, 2003

     Revenues for 2004 increased by $2.7 million, compared to 2003 due to increased capacity, day rate and utilization with the mobilization of the North Stream and the Highland Warrior into the region, and the delivery of the Austral Abrolhos to the Brazil market in 2004 offset by the mobilization of the Highland Piper to the North Sea during 2004 and the full year effect of the return of a bareboat chartered vessel to its owner during 2003. Operating expenses and depreciation and amortization expense increased in total by $1.5 million due to the net addition of vessels.

Comparison of Fiscal Year Ended December 31, 2003 and December 31, 2002

     Revenues increased by $4.8 million from 2002 to 2003 primarily due to increased capacity resulting from the mobilization of a vessel from the North Sea into the region and by increased day rates. Operating expenses and depreciation and amortization expense increased as well due to the increase in the number of vessels in the market.

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

     We anticipate that the cash on hand and cash flow from operations, for the twelve months ending December 31, 2005, will be adequate to repay our debts due during such period to make normal recurring capital additions and improvements and to meet working capital requirements. We believe that our current cash and short-term investments and cash flows from operations will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements we would seek other debt or equity financing, however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Long-Term Debt

     The Multi-currency Bank Credit Facility, which we entered into with a syndicate of five banks, is presently secured by eight of our vessels. The maximum commitment amount was originally $100 million. During the third quarter of 2004, the facility began its $4 million quarterly reduction phase, which will continue until the fourth quarter of 2007. A final payment of $44 million will be due in March 2008. At December 31, 2004, the Multi-currency Bank Credit Facility had a balance of $92 million, which was the maximum available after the quarterly reductions for 2004. Interest on outstanding balances accrues at LIBOR plus a margin ranging from 1.2% to 1.5% depending on our ratio of funded debt to total capitalization, or Leverage Ratio. At December 31, 2004, all outstanding borrowings under the Multi-currency Bank Credit Facility were denominated in British pounds in order to match the currency associated with the revenue stream for the collateral vessels. As of December 31, 2004, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.1%. The Multi-currency Bank Credit Facility requires us not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We were in compliance with all Multi-currency Bank Credit Facility covenants at December 31, 2004.

     On December 23, 2004, we entered into a new senior secured acquisition credit facility providing for a $50 million revolving credit facility which is secured by eight vessels. This credit facility has a final maturity date of the earlier of January 31, 2008 or three calendar years from the first drawdown date. At December 31, 2004, we had $8 million outstanding under this credit facility. On January 24, 2005, we entered into a supplemental agreement to amend the new acquisition credit facility to clarify the covenants relating to the amounts of insurance on the eight vessels. On March 24, 2005, we entered into a supplemental agreement to amend the definition of “Material Adverse Effect” and to clarify the definition of “Consolidated EBIT”.

     In order to allow us to enter into the new acquisition credit facility, we requested an amendment to the negative pledge covenant under Multi-currency Bank Credit Facility and an amendment to one of the financial covenants to the Multi-currency Bank Credit Facility, which reduced the EBITDA to Interest coverage ratio for the period September 30, 2004, through September 30, 2005. Both amendments to the Multi-currency Bank Credit Facility were approved on November 17, 2004, but became effective December 23, 2004. On March 22, 2005, we entered into a supplemental agreement to clarify the covenants relating tot he amounts of insurance on the eight vessels. On March 24, 2005, we entered into a supplemental agreement to amend the definition of “Material Adverse Effect” and to clarify the definitions of “Consolidated EBIT”, “Consolidated Interest Expense” and “Consolidated EBITDA” and the financial covenant ratio of Consolidated EBITDA to Consolidated Interest Expense for quarters ending March 31, 2004 and June 30, 2004.

     On July 2, 2004, we commenced a tender offer to purchase all of our outstanding $130 million aggregate principal amount of 8.75% senior notes due 2008 for cash in an amount up to 103.29% of the principal amount thereof, plus accrued and unpaid interest. In connection with the tender offer, we also solicited and received the consent of the holders of our 8.75% senior notes to amend the indenture governing the 8.75% senior notes to eliminate substantially all of the restrictive covenants contained in the indenture. We used the net proceeds of the debt offering discussed below to purchase the 8.75% senior notes, to repay a portion of indebtedness outstanding under the Multi-currency Bank Credit Facility, and for general corporate purposes.

     On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005 and contain the following redemption provisions:

•	At any time before July 15, 2007, we may redeem up to 35% of the 7.75% senior notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the 7.75% senior notes issued pursuant to the indenture remains outstanding after the redemption.

•	Prior to July 15, 2009, we may redeem all or part of the 7.75% senior notes by paying a make-whole premium, plus accrued and unpaid interest and, if any, liquidation damages.

•	The 7.75% senior notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount plus accrued interest.

     The 7.75% senior notes are general unsecured obligations and ranked equally in right of payment with all existing and future unsecured senior indebtedness and are senior to all future subordinated indebtedness. The 7.75% senior notes are effectively subordinated to all future secured obligations to the extent of the assets securing such obligations and all existing and future indebtedness and other obligations of our subsidiaries and trade payables incurred in the ordinary course of business. Under certain circumstances, our payment obligations under the 7.75% senior notes may jointly and severally guaranteed on a senior unsecured basis by one or more of our subsidiaries.

     The indenture under which the 7.75% senior notes are issued imposed operating and financial restrictions on us. These restrictions affect, and in many cases limited or prohibited, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments. We were in compliance with all indenture covenants at December 31, 2004.

     We also have a credit facility relating to a 2002 acquisition consisting of three tranches, each secured by certain vessels. We had $18.2 million outstanding on this debt as of December 31, 2004. This debt amortizes in various quarterly amounts until maturity in 2008.

Current Year Cash Flow

     As of December 31, 2004, we had cash on hand of $17.5 million. Cash provided by operating activities for the year ended December 31, 2004, was $25.1 million compared to $19.0 million in the previous year. The increase was primarily attributable to higher operating income reflecting a strengthening of the North Sea market at the end of 2004.

     Cash used in investing activities for the years ended December 31, 2004 and 2003 was $40.4 million and $91.6 million, respectively. The decrease is attributable to fewer purchases of vessels and other fixed assets in 2004 than in 2003.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regimes in both the U.K. and Norway reduce the cash required for taxes in each of these regions. Our tax provision can therefore fluctuate greatly depending on the mix of income from low tax jurisdictions of the U.K. and Norway versus income outside of these areas. We provide for taxes at U.S. statutory rates on income from vessels based on subpart F regulations of the Internal Revenue Code. Accelerated depreciation has minimized the cash requirements for income taxes.

Debt and Other Contractual Obligations

     The following table summarizes our contractual obligations at December 31, 2004 and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions).

	2005	2006	2007	2008	2009	Thereafter
Repayment of Long-Term Debt	$19.5	$21.0	$26.4	$51.3	$—	$160.0
Newbuild Program Commitments	4.4	—	—	—	—	—
Non-Cancelable operating leases	0.3	0.3	0.3	0.3	0.3	1.2

Total	$24.2	$21.3	$26.7	$51.6	$0.3	$161.2

Other Commitments

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $14.5 million at December 31, 2004. All of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. dollars. Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in British pounds with a portion denominated in Norwegian kroner. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 74% of our total consolidated revenue for the year ended December 31, 2004. In 2004, the British pound/U.S. dollar exchange rate ranged from a high of £ = U.S. $1.94 to a low of £ = U.S. $1.76 with an average of £ = U.S. $1.83 for the year. As of March 1, 2005, the exchange rate was £ = U.S. $1.92.

     Our outstanding debt of $277.5 million includes $168.0 million denominated in U.S. dollars with the balance denominated in British pounds. A substantial portion of our revenue is generated in British pounds. We have evaluated these conditions and have determined that it is in our interest not to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

•	the cost of using hedging instruments in relation to the risks of currency fluctuations;

•	the propensity for adjustments in British pound-denominated vessel day rates over time to compensate for changes in the purchasing power of British pounds as measured in U.S. dollars;

•	the level of U.S. dollar-denominated borrowings available to us; and

•	the conditions in our U.S. dollar-generating regional markets .

     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results.

     Reflected in the accompanying balance sheet at December 31, 2004, is an $79.2 million cumulative translation adjustment primarily relating to the higher British pound and Norwegian kroner exchange rate as of December 31, 2004 in comparison to the exchange rate when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and U.S. dollar-based capitalization between the parent company and its foreign subsidiaries. The current year change reflects the significant weakness in the U.S. dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

     To date, general inflationary trends have not had a material effect on our operating revenues or expenses. One of the major consumables for the fleet is diesel fuel, the price of which has escalated significantly over the last year. Except for one contract, which has a cost flow-through provision, fuel is provided by our customers; therefore, escalating fuel prices have not and will not adversely affect our operating cost structure.

Transactions with Related Parties

     For information regarding transactions with related parties, see Note 8 to our Consolidated Financial Statements included in Part II, Item 8.

New Accounting Pronouncements

     The following new accounting standards were issued, but have not yet been adopted by GulfMark as of December 31, 2004: SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”); FASB Staff Position FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2); and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”).

     In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes Accounting Principles Board Opinion (“APB”) No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested awards beginning in the first period restated. The impact on earnings per share (“EPS”) for 2004, 2003 and 2002 of SFAS No. 123 is discussed in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.” We continue to assess the transition provisions and have not yet determined the transition method to be used or if any changes will be made to the valuation method used for share-based compensation awards issued to employees in future periods. The impact in periods subsequent to adopting SFAS 123R will be dependent upon the nature of any equity-based compensation awards issued to employees, but we do not anticipate our adoption of SFAS No. 123R on July 1, 2005 to have any material impact on our consolidated results of operations, cash flows or financial position.

     In December 2004, the FASB Staff issued FSP FAS 109-2. Management is currently evaluating the impact of the Jobs Act and has not yet determined what impact, if any, implementation of FSP FAS 109-2 will have on our consolidated financial statements.

     In January 2003, the FASB issued FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities (“VIEs”), as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. FIN 46 requires that companies disclose certain information about a VIE created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of FIN 46 is required in the first interim period ending after December 15, 2003 for entities created prior to February 1, 2003, and immediately for any VIEs created subsequent to January 31, 2003.

     In November 2004, we further evaluated the application of FIN 46 and have determined that our rabbi trust is a VIE. The rabbi trust is a deferred compensation arrangement allowing amounts earned by certain employees to be invested in the stock of the Company or other assets. Our determination that our rabbi trust was a VIE had no impact on our financial position or results of operations because we already reflect the rabbi trust in our consolidated financial statements.

Forward-Looking Statements

     This Form 10-K, particularly the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support and transportation services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, operational risk, dependence on the oil and natural gas industry, delay or cost overruns on construction projects, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, risk of war, sabotage or terrorism, assumptions concerning competition, and risks of currency fluctuations and other matters. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control. There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

     At December 31, 2004, we had financial instruments that are potentially sensitive to changes in interest rates including our 7.75% senior notes, which are due July 15, 2014. They have a stated interest rate of 7.75% and an effective interest rate of 7.8%. At December 31, 2004, the fair value of these notes, based on quoted market prices, was approximately $169.6 million, as compared to a carrying amount of $159.4 million.

Exchange Rate Sensitivity

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. Other information required under Item 7A has been provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Other than trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency exchange rates.

ITEM 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Stockholders of GulfMark Offshore, Inc and subsidiaries:

     We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for drydock expenditures.

ERNST & YOUNG LLP

Houston, Texas
March 31, 2005

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,529	$8,336
Trade accounts receivable, net of allowance for doubtful accounts of $1,280 in 2004 and $377 in 2003	34,627	34,329
Other accounts receivable	3,168	3,258
Prepaids and other	3,140	4,569

Total current assets	58,464	50,492

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $139,457 in 2004 and $108,685 in 2003	520,574	465,942
CONSTRUCTION IN PROGRESS	18,404	19,560
GOODWILL	30,218	28,775
DEFERRED COSTS AND OTHER	5,058	10,732

	$632,718	$575,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$19,494	$5,711
Accounts payable	14,808	11,780
Accrued personnel costs	7,320	6,550
Accrued interest expense	5,981	1,302
Other accrued liabilities	1,933	2,084

Total current liabilities	49,536	27,427

LONG-TERM DEBT	258,022	236,589
DEFERRED TAX LIABILITIES	9,003	18,514
OTHER LIABILITIES	—	843
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,133,861 and 20,010,819 shares issued and outstanding, respectively	201	200
Additional paid-in capital	122,105	120,933
Retained earnings	114,614	119,245
Cumulative translation adjustment	79,237	51,750
Treasury stock	(1,344)	(898)
Deferred compensation expense	1,344	898

Total stockholders’ equity	316,157	292,128

	$632,718	$575,501

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
REVENUES	$139,312	$129,900	$133,919

COST AND EXPENSES:
Direct operating expenses	71,239	69,836	58,007
Drydock expense	8,966	—	—
Bareboat charter expense	1,410	6,505	9,287
General and administrative expenses	15,666	10,801	10,027
Depreciation and amortization	26,137	28,031	21,414

	123,418	115,173	98,735

OPERATING INCOME	15,894	14,727	35,184

OTHER INCOME (EXPENSES):
Interest expense	(17,243)	(12,988)	(12,149)
Interest income	276	238	1,211
Debt refinancing costs	(6,524)	—	—
Gain on sale of assets	2,282	16	181
Foreign currency gain (loss) and other	1,517	(1,267)	2,493

	(19,692)	(14,001)	(8,264)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,798)	726	26,920
INCOME TAX (PROVISION) BENEFIT	6,476	(192)	(2,959)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,678	534	23,961

Cumulative effect on prior years of change in accounting principle — net of $773 related tax effect	(7,309)	—	—

NET INCOME (LOSS)	$(4,631)	$534	$23,961

EARNINGS PER SHARE:
Basic — before cumulative effect of change in an accounting principle	$0.13	$0.03	$1.25
Cumulative effect on prior years of change in accounting principle	(0.36)	—	—

Net income (loss)	$(0.23)	$0.03	$1.25

Diluted — before cumulative effect of change in an accounting principle	$0.13	$0.03	$1.22
Cumulative effect on prior years of change in accounting principle	(0.36)	—	—

Net income (loss)	$(0.23)	$0.03	$1.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19,938	19,919	19,132

Diluted	19,938	20,272	19,566

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2004

	Common							Total
	Stock at	Additional		Cumulative			Deferred	Stock-
	$0.01 Par	Paid-In	Retained	Translation			Compen-	holders’
	Value	Capital	Earnings	Adjustment	Treasury Stock		sation	Equity
						Share
					Shares	Value
	(In thousands)
Balance at December 31, 2001	$82	$63,239	$94,750	$(24,679)	(7)	$(228)	$228	$133,392
Net income	—	—	23,961	—	—	—	—	23,961
Issuance of common stock	17	57,430	—	—	—	—	—	57,447
Common stock split (1)	100	(100)	—	—	(7)	—	—	—
Deferred compensation plan	—	—	—	—	(22)	(315)	315	—
Translation adjustment	—	—	—	39,979	—	—	—	39,979

Balance at December 31, 2002	$199	$120,569	$118,711	$15,300	(36)	$(543)	$543	$254,779
Net income	—	—	534	—	—	—	—	534
Issuance of common stock	1	364	—	—	—	—	—	365
Deferred compensation plan	—	—	—	—	(25)	(355)	355	—
Translation adjustment	—	—	—	36,450	—	—	—	36,450

Balance at December 31, 2003	$200	$120,933	$119,245	$51,750	(61)	$(898)	$898	$292,128
Net loss	—	—	(4,631)	—	—	—	—	(4,631)
Issuance of common stock	—	262	—	—	—	—	—	262
Exercise of stock options	1	910	—	—	—	—	—	911
Deferred compensation plan	—	—	—	—	(30)	(446)	446	—
Translation adjustment	—	—	—	27,487	—	—	—	27,487

Balance at December 31, 2004	$201	$122,105	$114,614	$79,237	(91)	$(1,344)	$1,344	$316,157

(1)	Effected as a stock dividend.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net income (loss)	$(4,631)	$534	$23,961
Comprehensive income:
Foreign currency income, net of tax provision (benefit) of $0 for 2004, $183 for 2003, and $3,476 for 2002	27,487	36,450	39,979

Total comprehensive income	$22,856	$36,984	$63,940

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,631)	$534	$23,961
Adjustments to reconcile income from operations to net cash provided by operations —
Depreciation and amortization	26,137	28,031	21,414
Redemption premium on early extinguishment of debt	4,442	—	—
Write-off of deferred financing costs on extinguished debt	2,082	—	—
Amortization of stock-based compensation	325	43	—
Provision for doubtful accounts receivable	903	324	—
Deferred income tax provision (benefit)	(7,889)	(191)	2,028
Gain on sale of assets	(2,282)	(16)	(181)
Minority interest	—	—	(227)
Foreign currency transaction (gain) loss	(938)	677	508
Cumulative effect of change in accounting principle, net of tax	7,309	—	—
Change in operating assets and liabilities —
Accounts receivable	2,060	(2,310)	(309)
Prepaids and other	1,464	458	(2,976)
Accounts payable	468	(3,490)	(2,216)
Other accrued liabilities and other	(4,360)	2,447	(1,829)
Expenditures for drydocking costs	—	(7,480)	(6,231)

Net cash provided by operating activities	25,090	19,027	33,942
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(46,264)	(91,595)	(88,075)
Acquisition of minority interest	—	—	(901)
Proceeds from disposition of equipment	5,860	20	677

Net cash used in investing activities	(40,404)	(91,575)	(88,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of direct financing costs	185,422	84,217	30,750
Repayments of debt	(158,434)	(15,999)	(48,613)
Amortization of deferred financing costs	471	1,123	930
Redemption premium on early extinguishment of debt	(4,442)	—	—
Proceeds from exercise of stock options	196	106	136
Proceeds from issuance of stock	262	322	57,447

Net cash provided by financing activities	23,475	69,769	40,650
Effect of exchange rate changes on cash	1,032	1,707	1,192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,194	(1,072)	(12,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,336	9,408	21,923

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,529	$8,336	$9,408

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid, net of interest capitalized	$7,087	$13,722	$11,582

Income taxes paid (refunded), net	$277	$383	$931

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     GulfMark Offshore, Inc., (“GulfMark” or the “Company”) owns and operates offshore support vessels, principally in the North Sea, offshore Southeast Asia and Brazil. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

Principles of Consolidation

     Our consolidated financial statements include the accounts of GulfMark and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include significant estimates for allowance for doubtful accounts receivable, depreciable lives of vessels and equipment, income taxes, valuation of goodwill and commitments and contingencies. Actual results could differ from these estimates.

Cash and Cash Equivalents

     U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows. Bank overdrafts are reclassified to payables.

Vessels and Equipment

     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2004, 2003, and 2002, interest of $1.6 million, $1.8 million and $1.7 million was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years.

     Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and amortized over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2004, 2003 and 2002, are $7.9 million, $7.7 million, and $5.3 million, respectively, for costs for maintenance and repairs.

Goodwill

     Goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the June 2001 acquisition of Sea Truck Holding AS (“Sea Truck”). Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at least annually on December 31. Management performed the required impairment testing and determined that there have been no impairments of goodwill for any of the years presented.

Fair Value of Financial Instruments

     As of December 31, 2004, our financial instruments consist primarily of long-term debt. In prior periods we also had fair value hedges associated with our Norwegian kroner (“NOK”) obligations for the construction of certain vessels. In conjunction with the now completed Norwegian construction program, we entered into forward contracts to hedge the scheduled progress payments from NOK to U.S. dollars (“USD”) in order to limit the effect of exchange rate fluctuations on our acquisition price for these vessels. These forward contracts were designated as fair value hedges and were expected to be

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

highly effective as the terms of the forward contracts are generally the same as the purchase commitments. Any gains or losses resulting from changes in fair value were recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact on the income statement. With the completion of the Norwegian program in December 2003, all hedges were settled. Other than the 7.75% senior notes described in Note 4, the carrying value of other financial instruments approximates their fair value due to the short term to maturity or the variable nature of the interest rates.

Deferred Costs and Other Assets

     Deferred costs and other assets consist primarily of deferred financing costs and deferred vessel mobilization costs. Deferred financing costs are amortized over the expected term of the related debt. Should the debt for which a deferred financing cost has been recorded terminate by means of payment on full, tender offer or lender termination, the associated deferred financing costs would be immediately expensed.

     In connection with new long-term contracts, incremental costs incurred that directly relate to mobilization of a vessel from one region to another are deferred and recognized over the primary contract term. Should the contract be terminated by either party prior to the end of the contract term, the deferred amount would be immediately expensed. In contrast, costs of relocating vessels from one region to another without a contract are expensed as incurred.

     Effective January 1, 2004, we changed our accounting method for drydocking costs. See “Change in Accounting Principles” below.

Revenue Recognition

     Revenues from charters for offshore marine services are recognized as performed based on contractual charter rates and when collectibility is reasonably assured. Currently, charter terms range from several days to as long as eight years in duration. Management services revenue is recognized in the period in which the services are performed.

Income Taxes

     We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The likelihood and amount of future taxable income and tax planning strategies are included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements.

Foreign Currency Translation

     The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. dollar, based on an assessment of the economic circumstances of the foreign operations, in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while income and expenses are translated at average rates for the period. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2004, 2003 and 2002, we reported net currency gains (losses) in the amount of $0.6 million, ($1.1) million and $2.3 million, respectively.

Concentration of Credit Risk

     We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established on a case-by-case basis as conditions warrant. The age of the receivable, customer collection history and management’s judgement as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 2004 and 2003, our allowance for doubtful accounts was $1.3

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $0.4 million, respectively.

     During 2004, under multiple contracts in the ordinary course of business, one customer (Petróleo Brasiliero S.A., “Petrobras”, the Brazilian national oil company) accounted for 10.3% of total consolidated revenues. No other single customer accounted for 10% or more of total consolidated revenues for 2004, 2003 or 2002.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair value-based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. We have elected to follow APB No. 25 and its related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options and do not consider factors such as vesting periods or other selling limitations.

     Pro forma information regarding net income and earnings per share (“EPS”) is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair-value method described above. The last granted stock options were in October 2003. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

	2003	2002
Risk-free interest rate	2.2%	4.0%
Volatility factor of stock price	0.28	0.19
Dividends	—	—
Option life	4 years	4 years
Calculated fair value per share	$3.58	$8.61

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. Set forth below is a summary of our net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years.

	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss), as reported	$(4,631)	$534	$23,961
Employee stock-based compensation included in net income, net of tax	214	19	—
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(500)	(570)	(706)

Pro forma net income (loss)	$(4,917)	$(17)	$23,255

Earnings (loss) per share:
Basic, as reported	$(0.23)	$0.03	$1.25
Basic pro forma	$(0.25)	$0.00	$1.22
Earnings (loss) per share:
Diluted, as reported	$(0.23)	$0.03	$1.25
Diluted pro forma	$(0.25)	$0.00	$1.19

Earnings Per Share

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the year ended December 31, 2004, the common stock equivalents are excluded as their effect is anti-dilutive. References to the number of shares of common stock and earnings per share amounts in the table below have been adjusted to retroactively reflect the June 30, 2002, two-for-one common stock split. For the years ended December 31, 2004, 2003 and 2002, options to purchase 563,000, 563,000 and 297,000 shares at prices ranging from $16.27 to $21.25 were excluded from the calculation

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the results would be anti-dilutive. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share data):

	Year ended December 31, 2004
	Net	Weighted	Per Share
	Loss	Average Shares	Amount
Loss per share, basic	$(4,631)	19,938	$(0.23)

Dilutive effect of common stock options	—	—

Loss per share, diluted	$(4,631)	19,938	$(0.23)

	Year ended December 31, 2003
	Net	Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$534	19,919	$0.03

Dilutive effect of common stock options	—	353

Income per share, diluted	$534	20,272	$0.03

	Year ended December 31, 2002
	Net	Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$23,961	19,132	$1.25

Dilutive effect of common stock options	—	434

Income per share, diluted	$23,961	19,566	$1.22

Impairment of Long-Lived Assets

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. We did not record any impairment writedowns of our long-lived assets during 2004, 2003 or 2002.

Recent Accounting Pronouncements

     The following new accounting standards were issued, but have not yet been adopted by GulfMark as of December 31, 2004: SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”); FASB Staff Position FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).

     In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested awards beginning in the first period restated. The impact on EPS for 2004, 2003 and 2002 of SFAS No. 123 is discussed in “Stock-Based Compensation” above. We continue to assess the transition provisions and have not yet determined the transition method to be used nor have we determined if any changes will be made to the valuation method used for share-based compensation awards issued to employees in future periods. The impact in periods subsequent to adopting SFAS 123R will be dependent upon the nature of any equity-based compensation awards issued to employees, but we do not anticipate our adoption of SFAS No. 123R on July 1, 2005 to have any material impact on our consolidated results of operations, cash flows or financial position.

     In January 2003, the FASB issued FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities (“VIEs”), as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. FIN 46 requires that companies disclose certain information about a VIE created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of FIN 46 is required in the first interim period ending after December 15, 2003 for entities created prior to February 1, 2003, and immediately for any VIEs created subsequent to January 31, 2003.

     In November 2004, we further evaluated the application of FIN 46 and have determined that our Rabbi trust is a VIE. The Rabbi trust is a deferred compensation arrangement allowing amounts earned by certain employees to be invested in the stock of the Company or other assets. Our determination that our Rabbi trust was a VIE had no impact on our financial position or results of operations because we already reflect the Rabbi trust in our consolidated financial statements. See Note 7.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In December 2004, the FASB Staff issued FSP FAS 109-2. Management is currently evaluating the impact of the American Jobs Creation Act of 2004 (“Jobs Act”) and has not yet determined what impact, if any, implementation of FSP FAS 109-2 will have on our consolidated financial statements.

Change in Accounting Principle

     Effective January 1, 2004, we began expensing the costs associated with the periodic requirements of the various classification societies, which requires each vessel to be placed in drydock twice in a five-year period. Generally, drydock costs include refurbishment of structural components as well as major overhaul of operating equipment, and is subject to scrutiny by the relevant classification society. Previously, costs incurred in connection with drydockings were capitalized and amortized over 30 months, which approximated the period between required drydockings.

     The industry’s accounting practices have historically allowed three methods to account for these expenditures: (1) defer and amortize , (2) accrue in advance, and (3) expense as incurred. There are no authoritative criteria for determining a preferable method of accounting for drydock expenditures. However, we have determined that expensing these costs as incurred is the method predominantly used in our industry peer group and at this time would be a more rational basis for recognizing major maintenance expenditures in our financial statements. Therefore, we believe that the change is to an acceptable alternative method, which is preferable based on our particular circumstances, under account principles generally accepted in the United States, and we are adopting the method of expensing drydock costs in the period incurred effective in 2004.

     As a result of this change, we recorded a non-cash cumulative effect charge of $7.3 million, net of tax ($0.36 per basic and diluted common share), in the consolidated statement of operations for 2004. The effect of the change in accounting principle in 2004 also decreased income before cumulative effect of change in accounting principle by approximately $1.9 million by reversing the current drydock amortization expense of $7.1 million and recognizing the expense for current drydock expenditures of $9.0 million. The following table illustrates the pro forma effect on net income and earnings per share if we had expensed drydock costs in prior years (in thousands, except per share data).

	2003	2002
Net Income as reported	$534	$23,961
Net Income pro forma	588	24,023
Earnings per share:
Basic – as reported	$0.03	$1.25
Basic – pro forma	0.03	1.26
Diluted – as reported	0.03	1.22
Diluted – pro forma	0.03	1.23

Reclassifications

Certain reclassifications of previously reported information have been made to conform to the current year presentation. Specifically, consolidated statement of cash flows expenditures for drydocking costs have been reclassified in the from cash flows from investing activities to cash flows from operating activities, for 2003 and 2002. This reclassification resulted in a reduction in net cash provided by operating activities (and a corresponding decrease in cash used in investing activities) of $7.5 million and $6.2 million for 2003 and 2002, respectively.

(2) VESSEL ACQUISITIONS

     From our inception, we have actively expanded our fleet through the purchase of existing vessels as well as new construction. During 2004, we took delivery of one new construction vessel, Austral Abrolhos, and in December purchased the Highland Citadel from a private owner. In March 2005, we took delivery of two additional new construction vessels, Coloso and Titan, with a final payment of $4.4 million.

     In 2004, we made progress payments related to Austral Abrolhos as well as Coloso and Titan. In total, we spent $23.5 million related to new vessel construction in 2004.

(3) GOODWILL

     The following is a rollforward of our goodwill (in thousands):

	2004	2003	2002
Balance, January 1,	$28,775	$27,774	$22,116
Adjustment related to income taxes from a prior-period purchase business combination	(1,268)	—	—
Impact of foreign currency translation	2,711	1,001	5,658

Balance, December 31,	$30,218	$28,775	$27,774

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) LONG-TERM DEBT

     Our long-term debt at December 31, 2004 and 2003, consisted of the following:

	2004	2003
	(In thousands)
7.75% Senior Notes due 2014, interest payable semi-annually	$160,000	$—
8.75% Senior Notes due 2008, interest payable semi-annually	—	130,000

Revolving Multi-currency Bank Credit Facility; secured by mortgages on eight vessels with an aggregate carrying amount of $182,569 at December 31, 2004; maturing in 2008, interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 6.1% and 5.3% at December 31, 2004 and 2003, respectively)	91,963	86,243

Senior Secured Revolving Credit Facility; secured by mortgages on eight vessels with an aggregate carrying amount of $116,943 at December 31, 2004; maturing in 2007; interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 3.75% at December 31, 2004)	8,000	—

Bank debt payable in Great Britain pounds (“GBP”); secured by mortgages on three vessels with an aggregate carrying amount of $53,700 at December 31, 2004; maturing at various dates through 2008; interest rate of LIBOR plus 1.0% to 1.125%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 6.1% and 5.0% at December 31, 2004 and 2003, respectively)	18,199	20,150

Bank debt payable in GBP; secured by mortgages on two vessels; interest rate of LIBOR plus 1.25%, (5.0% at December 31, 2003)	—	6,098

	278,162	242,491

Less: Current maturities of long-term debt	(19,494)	(5,711)
Debt discount, net	(646)	(191)

	$258,022	$236,589

     The following is a summary of scheduled debt maturities by year (in thousands):

2005	19,494
2006	21,028
2007	26,356
2008	51,284
2009	—
Thereafter	160,000

Total	$278,162

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

     On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005 and contain the following redemption provisions:

•	At any time before July 15, 2007, we may redeem up to 35% of the 7.75% senior notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the 7.75% senior notes issued pursuant to the indenture remains outstanding after the redemption.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Prior to July 15, 2009, we may redeem all or part of the 7.75% senior notes by paying a make-whole premium, plus accrued and unpaid interest, and, if any, liquidated damages.

•	The 7.75% senior notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292%, and 100% of the principal amount plus accrued interest.

     At December 31, 2004, we had financial instruments that are potentially sensitive to changes in interest rates including the senior notes, which are due July 15, 2014. They have a stated interest rate of 7.75% and an effective interest rate of 7.8%. At December 31, 2004, the fair value of these notes, based on quoted market prices, was approximately $169.6 million, as compared to a carrying amount of $159.4 million.

     In the third quarter 2004, we recorded a charge of $6.5 million which was comprised of $4.4 million from the payment of tender offer premiums and $2.1 million from the write-off of unamortized debt issuance costs and unamortized debt discount related to the 8.75% senior notes.

Bank Credit Facilities

     The terms of our Multi-currency Bank Credit Facility provide for a maximum availability of $100 million. Security for the facility is provided by first priority mortgages on eight of our vessels. The maximum availability began to reduce in increments of $4 million each quarter beginning in September 2004 with the balance of $44 million due in March 2008. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our Leverage Ratio, as defined in the Multi-currency Bank Credit Facility. Based on the Leverage Ratio in effect as of December 31, 2004, the margin was 1.2%. At December 31, 2004 and 2003, all outstanding borrowings under the Multi-currency Bank Credit Facility were denominated in GBP. We converted the outstanding balance to GBP during the fourth quarter of 2003 in order to match the primary currency of the revenue stream for the collateral vessels. The new credit facility includes a commitment fee of one-half the margin on any undrawn portion of the available facility. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We were in compliance with all Multi-currency Bank Credit Facility covenants at December 31, 2004.

     On December 23, 2004 we entered into a $50 million Senior Secured Revolving Credit Facility among Gulf Offshore N.S. Limited, our U.K. wholly-owned subsidiary Nordea Bank Norge ASA, as Arranger and Nordea Bank Finland Plc, as Facility Agent & Security Trustee. This facility is secured by eight vessels and is limited to the financing of the acquisition of offshore supply vessels and other related assets in the offshore support industry.

     In order to allow us to enter into the facility agreement, we requested an amendment to the negative pledge covenant under the Multi-currency Bank Credit Facility, which was approved by the lenders under the Multi-currency Bank Credit Facility. Additionally, we requested an amendment to one of the financial covenants to the Multi-currency Bank Credit Facility, which reduced the required EBITDA to interest coverage ratio for the period September 30, 2004 through September 30, 2005. Both amendments to the Multi-currency Bank Credit Facility were approved on November 17, 2004.

Other Bank Debt

     Our other debt is related to and secured by specific assets. The terms of the facility contain provisions specific to the assets collateralizing the debt preventing the sale of the assets without a corresponding reduction in the outstanding debt. Furthermore, certain loans require minimum net worth and maximum leverage ratios for the borrowing subsidiaries.

(5) INCOME TAXES

     A significant portion of our earnings originate in the North Sea, a region in which certain jurisdictions such as the United Kingdom and Norway provide for an alternative taxing structure created specifically for qualified shipping companies, referred to as the “tonnage tax” regime. The tonnage tax regime provides for tax at rates significantly lower than those that would apply if we were not a qualified shipping company. Substantially all of our tax provision is for deferred taxes in regions outside the United Kingdom and Norway. The tonnage tax regime in the North Sea reduces the cash required for taxes in that region. In other regions, accelerated depreciation has minimized our cash requirements for income taxes. Should our organizational structure change or should the laws that created the tonnage tax regime or that allow for accelerated depreciation change, we could be required to provide for taxes at rates much higher than those currently reflected in our financial statements. Additionally, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our average tax rate. That increase could cause volatility in the comparisons of our tax rate from period to period.

     During 2004, we reversed certain deferred tax liabilities previously provided. In the third quarter 2004, an income tax benefit of $0.7 million was recorded, related to the recognition of tax deferred liabilities in the North Sea due to the expiration of the statute of limitations in the taxing jurisdiction to which the item related. Also, in the third quarter 2004, a tax liability of $1.3 million was reduced as a result of a favorable agreement with the Inland Revenue, the U.K. tax authority, related to the settlement of a deferred gain previously recorded on Sea Truck (UK) Ltd. As this item arose

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to the acquisition of Sea Truck (UK) Ltd., the reduction is reflected as a purchase price adjustment resulting in no income statement impact. Our U.K. tax return for 2001 was reviewed by Inland Revenue. As a result of this review, an amended year 2001 tax return has been filed and accepted by Inland Revenue as of December 27, 2004. The 2002 and 2003 returns have been amended consistent with the accepted methodology used in preparing the amended 2001 return. Because the U.K. subsidiary is under the self assessment system, and years 2002 and 2003 are within the prescribed period, the revised returns for 2002 and 2003 should be accepted as filed in December 2003 with respect to the issues reviewed by Inland Revenue. Based on the above, the previously provided deferred tax liability of $4.9 million, was reduced in the 2004 financial statements to the amount of tax payable for 2001 through 2003 of $0.3 million.

     Income (loss) before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2004	2003	2002
U.S.	$(17,217)	$(11,869)	$(10,162)
Foreign	13,419	12,595	37,082

	$(3,798)	$726	$26,920

     The components of our tax provision (benefit) attributable to income before cumulative effect of change in accounting principle are as follows for the year ended December 31, (in thousands):

	2004			2003			2002
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S.	$—	$(2,249)	$(2,249)	$—	$288	$288	$—	$821	$821
Foreign	1,413	(5,640)	(4,227)	383	(479)	(96)	931	1,207	2,138

	$1,413	$(7,889)	$(6,476)	$383	$(191)	$192	$931	$2,028	$2,959

     Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before cumulative effect of change in accounting principle in the accompanying consolidated statements of income is as follows:

	2004	2003	2002
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Effect of lower tax rates in international locations	(1.5)	(7.6)	(23.0)
Release of deferred tax liabilities	138.0	—	—

	170.5%	26.4%	11.0%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets — Current
Other	$837	$—

Total deferred tax assets – current	$837	$—

Deferred tax liabilities — Current
Other	$(153)	$(795)

Total deferred tax liabilities – current	$(153)	$(795)

Deferred tax assets — Noncurrent
Net operating loss carryforwards	$6,311	$6,363
Foreign tax credit, net of valuation allowance of $979 in 2004 and $917 in 2003	504	472
Other	110	—

Total deferred tax assets – Noncurrent	$6,925	$6,835

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2004	2003
	(In thousands)
Deferred tax liabilities — Noncurrent
Depreciation	$(7,437)	$(10,472)
Foreign income not currently recognizable	(9,175)	(14,082)

Total deferred tax liabilities – Noncurrent	$(16,612)	$(24,554)

Net deferred tax liability – Noncurrent	$(9,003)	$(18,514)

     As of December 31, 2004, we had net operating loss carryforwards (“NOLs”) for U.S. income tax purposes totaling $6.3 million that are, subject to certain limitations, available to offset future taxable income. These NOLs will begin to expire in 2019 through 2024 and we expect to fully utilize these losses. Additionally, we have foreign tax credit carryforwards of $1.5 million that will begin to expire in 2009, as a result of the Jobs Act that provided for an additional five-year carryforward period. A valuation allowance has been established against the full amount of these credits less the tax benefit of the deduction.

     We intend to permanently reinvest a portion of the unremitted earnings of our non-U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $87.5 million at December 31, 2004. The Jobs Act contains provisions that temporarily reduce U.S. taxation of certain repatriated foreign earnings. Management is currently evaluating the impact of these provisions of the Jobs Act on our strategy for permanent reinvestment.

     The Jobs Act also provided for reform related to foreign shipping income. The full extent of the positive impact on earnings as it relates to our organizational structure is not yet clear. However, we and our outside tax consultants are evaluating the ultimate impact of this new tax legislation.

     During 2003, in conjunction with specific work performed in a foreign region for a customer, we received a preliminary assessment of additional taxation of approximately $1.6 million. Although the tax assessment is being disputed, we have been contractually indemnified against this exposure by our customer. The future resolution of the dispute with the tax authority is uncertain.

(6) COMMITMENTS AND CONTINGENCIES

     At December 31, 2004, we had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 2004, 2003 and 2002 was $570,000, $520,000, and $432,000, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

2005	$275
2006	282
2007	282
2008	287
2009 & thereafter	1,586

Total	$2,712

     In addition to the above commitments, we made a payment of $4.4 million in 2005 related to our obligation under the new vessel construction program.

     The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to charterer’s right to extend, terminates May 2, 2016, at a purchase price in the first year of $26,750,000 declining to an adjusted purchase price of $12,900,000 in the thirteenth year.

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $14.5 million at December 31, 2004. All of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.

(7) STOCKHOLDERS’ EQUITY

     Stock Split and Common Stock Issuances

     On May 28, 2002, we announced a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on June 10, 2002, payable on June 30, 2002. An amount equal to the par value of shares issued in the stock split has been transferred from additional paid-in capital to the common stock account. All references to the number of shares of common stock (except for shares authorized), per share prices, and earnings per share amounts in the consolidated financial statements and related notes thereto have been adjusted to reflect the stock split on a retroactive basis, unless otherwise expressly stated.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     We have established an Employee Stock Purchase Plan (the “ESPP”), which provides employees with a means of purchasing our common stock. During 2004, 22,041 shares were issued through the ESPP, generating approximately $0.3 million in proceeds. The provisions of the ESPP are described more fully below.

     During 2004, a total of 58,700 restricted shares of our stock were granted to certain officers and key employees with an aggregate market value of $0.9 million on the grant dates. The restrictions terminate at the end of three years and the value of the restricted shares is being amortized to expense over that period.

     In March 2002, we sold 3,450,000 shares of common stock, including the underwriters’ over-allotment of 450,000 shares. We used the proceeds of this offering partially for repayment of amounts borrowed under the then existing credit facility and general corporate purposes. Total proceeds to us were $57.4 million, net of offering costs of $0.5 million.

Stock Options and Stock Option Plans

     Under the terms of our Amended and Restated 1993 Non-Employee Director Stock Option Plan (the “Director Plan”), options to purchase 20,000 shares of our common stock were granted to each of our five non-employee directors in 1993, 1996, 1999 and 2002, and to a newly appointed director in 2001. Additionally, options to purchase 20,000 shares of common stock are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. A total of 800,000 shares were reserved for issuance under the Director Plan. The options have a term of ten years.

     Under the terms of our 1987 Employee Stock Option Plan (the “1987 Employee Plan”), options were granted to employees to purchase our common stock at specified prices. On May 20, 1997, the 1987 Employee Plan expired and, therefore, no additional shares were reserved for granting of options under this plan.

     In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan (the “1997 Plan”), which replaced the 1987 Employee Plan. A total of 814,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three-year period and to the extent not exercised, expire on the tenth anniversary of the date of grant. The following table summarizes the activity of the stock option plan.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,271,126	$11.56	1,335,264	$11.33	1,063,802	$8.64
Granted	—	—	20,000	14.11	323,000	18.86
Forfeitures	—	—	(30,000)	20.30	—	—
Exercised	(37,500)	7.24	(54,138)	1.96	(51,538)	2.91

Outstanding at end of year	1,233,626	$11.69	1,271,126	$11.56	1,335,264	$11.33

Exercisable shares and weighted average exercise price	1,167,626	$11.37	949,782	$9.34	836,256	$7.88

Shares available for future grants as of December 31, 2004	710,550

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$2.68 to $3.97	176,226	$2.89	2.3 years	176,226	$2.89
$6.58 to $10.06	444,400	$7.32	5.1 years	444,400	$7.32
$13.10 to $17.44	504,000	$16.59	7.2 years	438,000	$16.46
$19.37 to $21.25	109,000	$21.10	8.3 years	109,000	$21.10

	1,233,626	$11.69	5.8 years	1,167,626	$11.37

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Historically, we have used stock options as a long-term incentive for our employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of APB No. 25, no compensation expense has been recognized in the accompanying financial statements for these options.

ESPP

     In May 2002, the shareholders approved the ESPP. The ESPP is available to all our U.S. employees and our participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Our U.K. employees are eligible to purchase our stock through a separate plan modified to meet the requirements of the U.K. tax authorities. The benefits available to those employees are substantially similar to those in the U.S. These plans are considered non-compensatory and as such, our financial statements do not reflect any related expense. We have authorized the issuance of up to 400,000 shares of common stock through these plans. As of December 31, 2004, there were 345,433 shares remaining in reserve for future issuance.

401(k)

     We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $7,000, $17,000 and $14,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Executive Deferred Compensation Plan

     We maintain an executive deferred compensation plan (the “EDC Plan”). Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. As of December 31, 2004, a total of $1.5 million had been deferred into the Prime plus 2% portion of the plan.

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

(8) RELATED PARTY TRANSACTIONS

     Lehman Brothers Holding, Inc. (“Lehman”), an affiliate of Lehman Brothers Inc., a significant shareholder, has provided certain investment banking, commercial banking and financial advisory services to us and our affiliates, for which it has received customary fees and commissions. Lehman received approximately $2.2 million in fees in 2004 in connection with the tender offer purchase of our 8.75% senior notes and subsequent issuance of our 7.75% senior notes. It also received approximately $1.3 million in fees in 2002 in connection with our public offering on common stock. Two of our board members are officers of Lehman.

     Two of our executive officers each purchased $100,000 in aggregate principal amount of our 7.75% senior notes. The purchase price paid by our officers for these notes was $97,575 each, which is equal to the price paid by all other initial purchasers of the 7.75% senior notes.

     We entered into a purchase and sale agreement with one of our officers to purchase his former residence in connection with his relocation to our corporate office in Houston, Texas.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) OPERATING SEGMENT INFORMATION

Business Segments

     GulfMark operates its business based on geographical locations and maintains the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

     In prior years, the Company reported all operations in a single operating segment. In 2004, our segment reporting was changed to conform to the manner in which our chief operating decision maker reviews, and we manage, our business.

     Management evaluates segment performance primarily based on operating income. Cash and cash equivalents and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. All significant transactions between segments are conducted on an arms-length basis based on prevailing market prices and are accounted for as such. Operating income and other information regularly provided to our chief operating decision-maker is summarized in the following table (all amounts in thousands).

	North	Southeast
	Sea	Asia	Americas	Other	Total
Year Ended December 31, 2004
Revenues	$103,190	$17,505	$18,617	$—	$139,312
Operating expenses	71,818	8,810	9,925	6,728	97,281
Depreciation and amortization	20,781	2,465	2,750	141	26,137

Operating income (loss)	$10,591	$6,230	$5,942	$(6,869)	$15,894

Total assets	482,128	31,654	76,305	42,631	$632,718
Long-lived assets (a)	$451,708	$26,074	$72,567	$18,847	$569,196
Capital expenditures	$19,316	$90	$11,660	$15,198	$46,264

Year Ended December 31, 2003
Revenues	$96,120	$17,907	$15,873	$—	$129,900
Operating expenses	68,038	6,438	8,676	3,990	87,142
Depreciation and amortization	22,535	2,812	2,545	139	28,031

Operating income (loss)	$5,547	$8,657	$4,652	$(4,129)	$14,727

Total assets	468,364	31,382	34,917	40,838	$575,501
Long-lived assets (a)	$437,672	$24,890	$31,035	$20,680	$514,277
Capital expenditures	$77,843	$351	$2,083	$11,318	$91,595

Year Ended December 31, 2002
Revenues	$106,651	$16,197	$11,071	$—	$133,919
Operating expenses	60,304	5,893	6,917	4,207	77,321
Depreciation and amortization	17,955	2,230	1,108	121	21,414

Operating income (loss)	$28,392	$8,074	$3,046	$(4,328)	$35,184

Total assets	409,989	30,096	16,888	29,574	$486,547
Long-lived assets (a)	$361,277	$24,538	$13,595	$7,572	$406,982
Capital expenditures	$80,464	$300	$231	$7,080	$88,075

(a)	Goodwill is included in the North Sea segment and vessels under construction are included in Other until delivered. Revenues, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel.

Major Customers

     For the years ended December 31, 2004 and 2002, we had major customers who comprised more than 10% of our consolidated revenues. The loss of a major customer could have an adverse effect on our financial condition and results of operations until new charters are obtained.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the year ended
	December 31,
	2004		2003	2002
Customer A	10.3	%(1)	<10%	<10%
Customer B	<10%		<10%	10.9	%(2)
Customer C	<10%		<10%	22.0	%(2)

(1)	Included in Americas segment.

(2)	Included in North Sea segment.

(10) UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for the two years ended December 31, 2004, are as follows.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2004

Revenues	$31,559	$32,237	$34,092	$41,424
Operating Income	(115)	3,077	5,630	7,302
Income (loss) before cumulative effect of accounting change	(4,891)	(1,116)	(212)	8,897
Cumulative effect of accounting change	(7,309)	—	—	—
Net Income (loss)	(12,200)	(1,116)	(212)	8,897
Per share (basic) before cumulative effect of accounting change	(0.25)	—	—	0.45
Cumulative effect of accounting change	(0.36)	—	—	—
Per share (diluted)	(0.61)	(0.06)	(0.01)	0.44

2003

Revenues	$28,271	$34,348	$33,125	$34,156
Operating Income	390	6,421	3,407	4,509
Net Income (loss)	(3,259)	2,562	184	1,047
Per share (basic)	(0.16)	0.13	0.01	0.05
Per share (diluted)	(0.16)	0.13	0.01	0.05

     Effective January 1, 2004, we changed the method of accounting for drydock costs from capitalizing and amortizing the cost over 30 months to expensing the cost as incurred. The previously reported amounts reflected in quarterly reports Form 10-Q for the first three quarters of 2004 reflect the capitalized and amortized drydock costs. These amounts have been recalculated to reflect the expensing of the costs as incurred. The effect of this change was to increase net losses in the first, second and fourth quarters by ($8.3) million, or ($0.42) per diluted share, ($0.4) million, or ($0.02) per diluted share and ($0.8) million or ($0.04) per diluted share, respectively, and decrease the net loss in the third quarter by $0.3 million, or $0.02 per diluted share. Amounts for 2003 have not been restated to reflect the change.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of December 31, 2004, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the President and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The Company has not completed its evaluation of the effectiveness of its internal control over financial reporting as of the end of its most recent fiscal year. As permitted by the SEC’s exemptive order dated November 30, 2004 (Release No. 50754), the Company expects to complete its evaluation of the effectiveness of its internal control over financial reporting on or before May 2, 2005, and will include the results of such evaluation in management’s annual report on internal control over financial reporting to be included in an amendment to its Annual Report on Form 10-K, which amendment will be filed with the SEC. In addition, the Company anticipates that its independent registered public accounting firm will complete and provide to the Company such firm’s attestation report on management’s assessment of the Company’s internal control over financial reporting on or before May 2, 2005, and the Company will also include such attestation report in the amendment to its Annual Report on Form 10-K. As a result of the material weaknesses identified below, the Company expects that its independent registered public accounting firm will issue an adverse opinion with respect to the Company’s internal control over financial reporting.

     Because of the material weaknesses described below, the President and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. The Company has already instituted, and will continue to implement, corrective actions with respect to the material weaknesses, as described below in further detail. In addition, the Company has implemented various procedures to correct and/or mitigate the other deficiencies the Company has identified. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weaknesses and other deficiencies with respect to the preparation of this Annual Report on Form 10-K such that the information required to be disclosed in this Form 10-K has been recorded, processed, summarized and reported correctly, and we have received an unqualified audit report from our independent registered public accounting firm, Ernst & Young, LLP, on our consolidated financial statements.

     Internal Control Over Financial Reporting

     The Company’s management, including the President and CFO, is in the process of conducting its evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has identified material weaknesses in internal control over financial reporting as of December 31, 2004.

     The material weaknesses relate to limitations of the Company’s accounting and tax resources to keep pace with the complexity of its multi-national operations, particularly as it relates to (1) reporting complexities associated with multi-national operations, (2) accounting for intercompany transactions, including the effects of foreign currency of exchange and (3) tax consequences related to new Brazilian international operations. Specifically, management believes the Company’s infrastructure is lacking a complement of financial accounting personnel sufficient in size, expertise and institutional knowledge to address the more technically difficult financial and tax reporting aspects of its operations. In 2004, a lack of experienced personnel and turnover in the Company’s accounting and corporate tax functions resulted in untimely identification and resolution of foreign currency, Brazilian tax matters and certain other matters relating to our financial close process. Some of these matters did result in significant adjustments to the financial statements before issuance.

     Our foreign operations are very complex, particularly relating to foreign currency exchange and income tax accounting. To address this complexity and to remediate the material weaknesses, we have hired additional accounting staff and have outsourced some of the more complex areas of our income tax work and other work to third party service providers.

     While these steps will have helped to address some of the internal control deficiencies noted above related to lack of qualified personnel, they have not been sufficient to conclude that the Company’s internal control over accounting was effective as of December 31, 2004. Accordingly, the Company has, and will continue to, conduct significant remediation activity including the hiring of additional accounting and finance personnel, and the hiring of personnel with foreign currency exchange and income tax accounting expertise. Management also intends to continue to use third party tax service providers for the more complex areas of the Company’s income tax accounting.

     As a consequence of the material weaknesses noted above and others identified and reported in our third quarter Form 10-Q, the Company applied other procedures designed to approve the reliability of its accounting processes. Based on these other procedures, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.

Changes in Internal Controls

     We have discussed these material weaknesses and initial corrective actions and future plans with the Audit Committee and Ernst & Young LLP. Currently, the Company is not aware of any material weaknesses in its internal control over financial reporting, other than as described above. There can be no assurance that, as a result of ongoing evaluation of internal control over financial reporting, it will not identify additional significant deficiencies, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses or that such evaluation will be completed by the end of the 45-day extension period.

     Other than the changes discussed above to remediate such material weaknesses, there have been no changes in our internal control over financial reporting that occurred subsequent to the third fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. For changes made in our internal control over financial reporting that occurred during the third fiscal quarter, see the discussion contained in our Form 10-Q/A for the third quarter filed with the SEC on March 31, 2005.

Evaluation of Disclosure Controls and Procedures

     At the end of the period covered by this report, we conducted an evaluation, under the supervision and the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant of the Securities Exchange Act of 1934 and related rules as of the end of the fiscal year covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the SEC’s rules and forms.

     As discussed above under the heading “Internal Control over Financial Reporting,” the Company has identified material weaknesses in the Company’s internal control process. During the first quarter of 2005, we have implemented additional controls and procedures in order to remediate these deficiencies and we are continuing to assess additional controls that may be required to remediate these deficiencies. Although these weaknesses did not result in any material misstatement of our consolidated financial statements, and we have received an unqualified audit report from our independent registered public accounting firm, Ernst & Young, LLP, on our consolidated financial statements, the Company’s President and CFO have concluded that as a result of these material weaknesses, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective.

Limitations in the Effectiveness of Controls

     The effectiveness of any system of internal controls over financial reporting is subject to certain inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. Other Information

     None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant(1)

ITEM 11. Executive Compensation(1)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(1)

ITEM 13. Certain Relationships and Related Transactions(1)

ITEM 14. Principal Accountant Fees and Services(1)

(1)The information required by ITEMS 10, 11, 12, 13 and 14 will be included in our definitive proxy statements to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year and is hereby incorporated by reference herein.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits, Financial Statements and Financial Statement Schedules.

     (1) and (2) Financial Statements and Financial Statement Schedules.

     Consolidated Financial Statements of the Company are included in Item 8 (Consolidated Financial Statements and Supplementary Data). All schedules for the Company have been omitted because the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

     (3) Exhibits

Incorporated by Reference from the
Exhibits	Description	Following Documents
3.1	Certificate of Incorporation	Form 10-Q, November 6, 2002

3.2	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.3	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.4	Bylaws	Form S-4, Registration No. 333-24141 March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws of the Company defining the rights of the holders of Common Stock	Form 10-Q, November 6, 2002 and Form S-4, Registration No. 333-24141 March 28, 1997

Incorporated by Reference from the
Exhibits	Description	Following Documents
4.2	Specimen Certificate for the Company’s Common Stock, $0.01 par value	Form S-1, Registration No. 333-31139 July 11, 1997

4.3	Indenture dated July 21, 2004, among the Company as Issuer and U.S. Bank National Association as Trustee including a form of the Company’s 7.75% Senior Notes due 2014 and Registration Rights Agreement	Form 10-Q, November 9, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan*	Form S-4, Registration No. 333-24141 March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.4	Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.6	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.7	GulfMark International, Inc., Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.8	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.9	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.10	Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.11	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.12	Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.13	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International Inc. Director Stock Option Agreements)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.14	Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.15	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.16	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Form 10-K, March 25, 1999

10.17	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Form 10-K, March 25, 1999

10.18	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Form S-8, Registration No. 333-84110 March 11, 2002

10.19	Senior Secured $100 Million Multicurrency Revolving Credit Facility	Form 8-K, July 3, 2002

Incorporated by Reference from the
Exhibits	Description	Following Documents
10.20	Letter Agreement Amending Senior Secured $100 million Multi-currency Revolving Credit Facility	Form 8-K December 29, 2004

10.21	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Form 10-K, March 11, 2002

10.22	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Form 10-K, March 11, 2002

10.23	Employment Agreement dated June 30, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Form 10-Q, August 8, 2003

10.24	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr *	Form 10-Q, August 8, 2003

10.25	Senior Secured Revolving Credit Facility $50 Million	Form 8-K December 29, 2004

10.26	Supplemental Agreement to Senior Secured $50 million Revolving Credit Facility	Form 8-K January 28, 2005

18.1	Change in Accounting Principle	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)
By:	/s/ Bruce A. Streeter
Bruce A. Streeter
President and Director (Principal Executive Officer)

Date: March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter	President and Director	March 31, 2005
Bruce A. Streeter	(Principal Executive Officer)

/s/ Edward A. Guthrie	Executive Vice President, Finance	March 31, 2005
Edward A. Guthrie	(Principal Financial Officer)

/s/ Carla S. Mashinski	Controller	March 31, 2005
Carla S. Mashinski	(Principal Accounting Officer)

/s/ David J. Butters	Director	March 31, 2005
David J. Butters

/s/ Peter I. Bijur	Director	March 31, 2005
Peter I. Bijur

/s/ Marshall A. Crowe	Director	March 31, 2005
Marshall A. Crowe

/s/ Louis S. Gimbel, 3rd	Director	March 31, 2005
Louis S. Gimbel, 3rd

/s/ Sheldon S. Gordon	Director	March 31, 2005
Sheldon S. Gordon

/s/ Robert B. Millard	Director	March 31, 2005
Robert B. Millard

INDEX TO EXHIBITS

Incorporated by Reference from the
Exhibits	Description	Following Documents
3.1	Certificate of Incorporation	Form 10-Q, November 6, 2002

3.2	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.3	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.4	Bylaws	Form S-4, Registration No. 333-24141 March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws of the Company defining the rights of the holders of Common Stock	Form 10-Q, November 6, 2002 and Form S-4, Registration No. 333-24141 March 28, 1997

4.2	Specimen Certificate for the Company’s Common Stock, $0.01 par value	Form S-1, Registration No. 333-31139 July 11, 1997

4.3	Indenture dated July 21, 2004, among the Company as Issuer and U.S. Bank National Association as Trustee including a form of the Company’s 7.75% Senior Notes due 2014 and Registration Rights Agreement	Form 10-Q, November 9, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan*	Form S-4, Registration No. 333-24141 March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.4	Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.6	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.7	GulfMark International, Inc., Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.8	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.9	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.10	Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.11	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.12	Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.13	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International Inc. Director Stock Option Agreements)*	Form S-1, Registration No. 333-31139 July 11, 1997

INDEX TO EXHIBITS

Incorporated by Reference from the
Exhibits	Description	Following Documents
10.14	Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.15	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.16	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Form 10-K, March 25, 1999

10.17	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Form 10-K, March 25, 1999

10.18	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Form S-8, Registration No. 333-84110 March 11, 2002

10.19	Senior Secured $100 Million Multicurrency Revolving Credit Facility	Form 8-K, July 3, 2002

10.20	Letter Agreement Amending Senior Secured $100 million Multi-currency Revolving Credit Facility	Form 8-K December 29, 2004

10.21	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Form 10-K, March 11, 2002

10.22	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Form 10-K, March 11, 2002

10.23	Employment Agreement dated June 30, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Form 10-Q, August 8, 2003

10.24	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr *	Form 10-Q, August 8, 2003

10.25	Senior Secured Revolving Credit Facility $50 Million	Form 8-K December 29, 2004

10.26	Supplemental Agreement to Senior Secured $50 million Revolving Credit Facility	Form 8-K January 28, 2005

18.1	Change in Accounting Principle	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith