Form 10-K/A
period 2004-12-31
GULFMARK OFFSHORE INC
filed 2005-04-26
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

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

     Number of shares of common stock outstanding as of April 20, 2005: 20,227,438.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.
Exhibit Index Located on Page 55

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to GulfMark Offshore, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 31, 2005, is being filed to amend the Original Filing as follows:

     Pursuant to Securities and Exchange Commission Release No. 34-50754, Item 9A is amended to update Management’s Annual Report on Internal Controls Over Financial Reporting to include management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the related attestation report of the independent registered public accounting firm.

     In addition, this Form 10-K/A makes certain other minor wording changes or corrected rounding errors within the text of the Original Form 10-K, and amends other information as follows:

•	We have re-classified “amortization of deferred financing charges” as an operating, not investing, activity. On pages 15 and 35, for 2004, 2003 and 2002 “cash provided by operating activities” was revised to be (in thousands): $25,561, $20,150 and $34,872, respectively, and “cash provided by financing activities” was revised to be (in thousands): $23,005, $68,646 and $39,720, respectively. Page 27, Current Year Cash Flow, now discloses that cash provided by operating activities for the year ended December 31, 2004 was $25.6 (not $25.1) million compared to $20.2 (not $19.0) million in the previous year.

•	Pages 27 and 46 were revised to indicate the aggregate notional value of our commitments was $11.7, not $14.5, million.

•	Page 39, the pro forma earnings per share “diluted, as reported” for 2002 was revised to be $1.22, not $1.25.

•	Page 55, the Exhibit Index, was revised to add exhibits that were inadvertently omitted (4.4, 10.27, 10.28, 10.29 and 10.30), as well as to file revised exhibits (23.1, 31.1, 31.2, 32.1 and 32.2).

     Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

i

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

     GulfMark Offshore, Inc. operates the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Segment Results” included in Part II, Item 7, and Note 9 to our Consolidated Financial Statements included in Part II, Item 8.

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

     Changes in supply and demand dynamics have led at times to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. Not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to this region would involve a significant cash and opportunity cost. During 2003, and the first half of 2004 when this market was stronger than other markets, movement of vessels into Southeast Asia became more of a factor in the supply/demand equation. However, in the latter stages of 2004 the continuing strength in West Africa and the Middle East resulted in vessels leaving the area for those locations.

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

New Vessel Construction Program

     During 2000, we committed to the construction of nine new North Sea class vessels with a Norwegian shipbuilder. This shipyard previously constructed several of our other newbuilds including the UT 755 design PSVs. The newbuild program included six PSVs and three AHTSs with all vessels designed to be multi-functional in that they are capable of supporting underwater ROV operations as well as traditional offshore support operations. All of the vessels were built to Rolls Royce/Ulstein specifications and included two UT 745 PSV, four UT 755 PSV and three UT 722LAHTSs . All of these vessels were delivered on time and within budget.

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

Delivered Vessels

	Vessel		Cost
Vessel	Type	Delivery Date	(millions)
UT 755L (Highland Fortress)	PSV	July 12, 2001	$14.0
UT 745 (Highland Navigator)	PSV	February 27, 2002	18.8
UT 745 (North Mariner)	PSV	February 28, 2002	19.7
UT 755 (Highland Bugler)	PSV	October 15, 2002	12.8
UT 722L (Highland Courage)	AHTS	December 12, 2002	30.8
UT 755L (Highland Eagle)	PSV	March 20, 2003	14.9
UT 755 (Highland Monarch)	PSV	July 2, 2003	12.9
UT 722L (Highland Valour)	AHTS	July 2, 2003	30.3
UT 722L (Highland Endurance)	AHTS	December 5, 2003	30.2
UT 719-2 MFSV (Austral Abrolhos)	AHTS	September 6, 2004	24.0
AHTS (Coloso)	AHTS	March 9, 2005	11.0
AHTS (Titan)	AHTS	March 18, 2005	11.0

Total Delivered Vessel Cost			$230.4

Our Fleet

     Our existing fleet as of March 31, 2005 is 54 vessels including the two vessels transitioning to Mexico. Of these vessels, 47 are owned by us (see table below) and seven are under management for other owners.

Fleet		Type			Length	BHP	DWT
NORTH SEA BASED	Vessel	(a)	Flag	Delivery	(feet)	(b)	(c)
	Highland Bugler	LgPSV	UK	2002	221	5,450	3,115
	Highland Champion	LgPSV	UK	1979	265	4,800	3,910
	Highland Citadel	LgPSV	UK	2003	236	5,450	3,200
	Highland Drummer	LgPSV	UK	1997	221	5,450	3,115
	Highland Eagle	LgPSV	UK	2003	236	5,450	3,200
	Highland Fortress	LgPSV	UK	2001	236	5,450	3,200
	Highland Monarch	LgPSV	UK	2003	221	5,450	3,115
	Highland Navigator	LgPSV	UK	2002	275	9,600	4,250
	Highland Pioneer	LgPSV	UK	1983	224	5,400	2,500
	Highland Piper	LgPSV	UK	1996	221	5,450	3,115

Fleet		Type			Length	BHP	DWT
NORTH SEA BASED	Vessel	(a)	Flag	Delivery	(feet)	(b)	(c)
	Highland Pride	LgPSV	UK	1992	265	6,600	3,080
	Highland Rover	LgPSV	UK	1998	236	5,450	3,200
	Highland Star	LgPSV	UK	1991	265	6,600	3,075
	North Challenger	LgPSV	Norway	1997	221	5,450	3,115
	North Fortune	LgPSV	Norway	1983	264	6,120	3,366
	North Mariner	LgPSV	Norway	2002	275	9,600	4,400
	North Prince	LgPSV	UK	1978	259	6,000	2,717
	North Traveller	LgPSV	Norway	1998	221	5,450	3,115
	North Truck	LgPSV	Norway	1983	265	6,120	3,370
	North Vanguard	LgPSV	Norway	1990	265	6,600	4,000
	Safe Truck	LgPSV	UK	1996	221	5,450	3,115
	Highland Courage	AHTS	UK	2002	260	16,320	2,750
	Highland Endurance	AHTS	UK	2003	260	16,320	2,750
	Highland Valour	AHTS	UK	2003	260	16,320	2,750
	North Crusader	AHTS	Panama	1984	236	12,000	2,064
	Clwyd Supporter	SpV	UK	1984	266	10,700	1,350
	Highland Spirit	SpV	UK	1998	202	6,000	1,800
	Highland Sprite	SpV	UK	1986	194	3,590	1,442
	Sefton Supporter	SpV	UK	1971	250	1,620	1,219
	Sentinel	SpV	Norway	1979	266	4,600	4,141
SOUTHEAST ASIA BASED
	Highland Guide	LgPSV	Panama	1999	218	4,640	2,800
	Highland Legend	PSV	Panama	1986	194	3,600	1,442
	Highland Patriot	LgPSV	Panama	1982	233	4,800	2,649
	Sea Diligent	SmAHTS	Panama	1981	192	4,610	1,219
	Sea Eagle	SmAHTS	Panama	1976	185	3,850	1,215
	Sea Endeavor	SmAHTS	Panama	1981	191	3,900	1,000
	Sea Explorer	SmAHTS	Panama	1981	192	5,750	1,500
	Sea Searcher	SmAHTS	Panama	1976	185	3,850	1,215
	Sem Courageous	SmAHTS	Malaysia	1981	191	3,900	1,220
	Sem Valiant	SmAHTS	Malaysia	1981	191	3,900	1,220
AMERICAS BASED
	Austral Abrolhos(d)	AHTS	Brazil	2004	215	7,100	2,000
	Highland Scout	LgPSV	Panama	1999	218	4,640	2,800
	Highland Warrior	LgPSV	Panama	1981	265	5,300	4,049
	North Stream	LgPSV	Norway	1998	276	9,600	4,585
	Seapower	SpV	Panama	1974	222	7,040	1,205
	Coloso(e)	SmAHTS	Mexico	2005	199	5,916	1,674
	Titan (e)	SmAHTS	Mexico	2005	199	5,916	1,674

(a) Legend:	LgPSV — Large platform supply vessel

PSV — Platform supply vessel

AHTS — Anchor handling, towing and supply vessel

SmAHTS — Small anchor handling, towing and supply vessel

SpV — Specialty vessel, including towing and oil spill response

(b)	Brake horsepower.

(c)	Deadweight tons.

(d)	The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to charterer’s right to extend, terminates May 2, 2016, at a purchase price in the first year of $26,750,000 declining to an adjusted purchase price of $12,900,000 in the thirteenth year.

(e)	Mobilizing to Mexico .

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

     In the past we have bareboat chartered vessels. Bareboat charters are contracts for vessels, generally for a term in excess of one year, whereby the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. Currently, however, we have no bareboat chartered vessels in our fleet.

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

Internal Controls

     As a result of Section 404 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”) and the rules issued thereunder by the SEC and the Public Company Accounting Oversight Board (“PCAOB”), we are required to include a report on our internal controls over financial reporting with our annual report on Form 10-K beginning with this Form 10-K for the year ending December 31, 2004. Our report must include an assessment by management on the effectiveness of our internal controls as well as a report from our independent registered public accounting firm attesting to management’s assessment. Further, our report is required to include a disclosure of any “material weakness” in our internal controls over financial reporting we have identified. Management’s report on the effectiveness of our internal controls is contained in Part II,
Item 9A(b), and the report from our independent registered public accounting firm attesting to management’s assessment is contained in Part II, Item 9A(e).

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

     We estimate that the remedial steps outlined above relating to the third quarter cost us approximately $100,000 in out-of-pocket costs, excluding reallocation of internal resources. For information on our disclosure controls, and internal controls over financial reporting, as of December 31, 2004, see Item 9A “Controls and Procedures.”

Employees

     At December 31, 2004, we had 1,085 employees located in the United States, the United Kingdom, Norway, Southeast Asia, India and Brazil. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for 871 contract crew members who are members of two United Kingdom unions under evergreen employment agreements with wages renegotiated annually in June. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of these collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts and number of vessels)
Operating Data:
Revenues	$139,312	$129,900	$133,919	$114,063	$77,702
Direct operating expenses	71,239	69,836	58,007	43,403	34,060
Drydock expense	8,966	—	—	—	—
Bareboat charter expense	1,410	6,505	9,287	8,931	6,661
General and administrative expenses	15,666	10,801	10,027	7,623	6,328
Depreciation and amortization	26,137	28,031	21,414	15,327	12,613

Operating income	15,894	14,727	35,184	38,779	18,040
Interest expense	(17,243)	(12,988)	(12,149)	(12,770)	(12,239)
Interest income	276	238	1,211	1,201	1,508
Debt refinancing costs	(6,524)	—	—	—	—
Gain on sale of assets	2,282	16	181	—	3,651
Other income (expense), net	1,517	(1,267)	2,493	(1,501)	3
Income tax (provision) benefit	6,476	(192)	(2,959)	12,213	(3,056)

Income before cumulative effect of change in accounting principle	$2,678	$534	$23,961	$37,922	$7,907
Cumulative effect on prior years of change in accounting principle – net of $773 related tax effect	(7,309)	—	—	—	—

Net income (loss)	$(4,631)	$534	$23,961	$37,922	$7,907

Amounts per common share (basic):
Income before cumulative effect of change in accounting principle	$0.13	$0.03	$1.25	$2.31	$0.48
Cumulative effect on prior years of change in accounting principle	$(0.36)	—	—	—	—

Net Income	$(0.23)	$0.03	$1.25	$2.31	$0.48

Weighted average common shares (basic)	19,938	19,919	19,132	16,388	16,326

Amounts per common share (diluted):
Income before cumulative effect of change in accounting principle	$0.13	$0.03	$1.22	$2.26	$0.47
Cumulative effect on prior years of change in accounting principle	$(0.36)	—	—	—	—

Net Income	$(0.23)	$0.03	$1.22	$2.26	$0.47

Weighted average common shares (diluted) (a)	19,938	20,272	19,566	16,806	16,652

Statement of Cash Flows Data:
Cash provided by operating activities	$25,561	$20,150	$34,872	$37,535	$12,028
Cash used in investing activities	(40,404)	(91,575)	(88,299)	(80,363)	(3,880)
Cash provided by financing activities	23,005	68,646	39,720	31,526	110
Effect of exchange rate changes on cash	1,032	1,707	1,192	(812)	(2,178)
Other Data:
Adjusted EBITDA (b)	42,031	42,758	56,598	54,106	30,653
Cash dividends per share	—	—	—	—	—
Total vessels in fleet (c)	52	53	55	51	47
Average number of owned or chartered vessels (d)	45.6	46.8	43.5	38.0	33.6

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$17,529	$8,336	$9,619	$22,671	$34,785
Vessels and equipment including construction in progress, net	538,978	485,502	379,208	262,364	182,628
Total assets	632,718	575,501	486,547	352,051	263,914
Long-term debt (e)	258,022	236,589	165,233	180,669	130,097
Total stockholders’ Equity	316,157	292,128	254,779	133,392	97,587

(a)	Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

(b)	EBITDA is defined as net income (loss) before cumulative effect of change in accounting principle, interest expense, interest income, income tax (benefit) provision, debt refinancing costs, and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for certain items that we believe are non-cash or unusual, consisting of: (i) gain on sale of assets; (ii) loss from unconsolidated ventures; (iii) minority interest; and (iv) other (income) expense, net. EBITDA and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to cash flow data, a measure of liquidity or an alternative to operating income or net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are used by security analysts, investors and other interested parties in the evaluation of companies in our industry. However, because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies or comparable for other purposes.

The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Net income (loss)	$(4,631)	$534	$23,961	$37,922	$7,907
Cumulative effect of change in accounting principle	7,309	—	—	—	—
Interest expense	17,243	12,988	12,149	12,770	12,239
Interest income	(276)	(238)	(1,211)	(1,201)	(1,508)
Debt refinancing costs	6,524	—	—	—	—
Income tax (benefit) provision	(6,476)	192	2,959	(12,213)	3,056
Depreciation and amortization	26,137	28,031	21,414	15,327	12,613

EBITDA	45,830	41,507	59,272	52,605	34,307
Adjustments:
Gain on sale of assets	(2,282)	(16)	(181)	—	(3,651)
Other income (expense), net (i)	(1,517)	1,267	(2,493)	1,501	(3)

Adjusted EBITDA	$42,031	$42,758	$56,598	$54,106	$30,653

(i)	Includes foreign currency transaction adjustments.

(c)	Includes managed vessels in addition to those that are owned and chartered at the end of the applicable period. See “Our Fleet” in Items 1 and 2 for further information concerning our fleet.

(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat chartered vessels only, and is adjusted for additions and dispositions occurring during each period.

(e)	Excludes current portion of long-term debt.

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

Developing and maintaining a large, modern, diversified and technologically advanced fleet: Our fleet size, location and profile allow us to provide a full range of services to our customers from platform supply work to specialized floating, production, storage and offloading, or FPSO, support, including anchor handling and remotely operated vehicle, or ROV, operations. We regularly upgrade our fleet to improve capability, reliability and customer satisfaction. We also seek to take advantage of attractive opportunities to acquire or build new vessels to expand our fleet. We took delivery of nine newbuild vessels between 2001 and 2003, and one in 2004, acquired a vessel in December 2004 and have two newbuild vessels that delivered in the first quarter of 2005. We believe our relatively young fleet allows for less downtime, resulting in more dependable operations for both our customers and us. Our relatively young fleet requires less maintenance and refurbishment work during required drydockings than older fleets, which allows us to minimize downtime and maintenance capital expenditures.

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

Valuation Allowances

     Our valuation allowances relate primarily to the allowance for doubtful accounts receivable and the allowance against deferred tax assets arising from foreign tax credit carryforwards. Our customers are primarily major and independent oil and gas companies and oil service companies. Given our experience where our historical losses have been insignificant and our belief that our related credit risks are minimal, our major and independent oil and gas companies and oil service company customers are granted credit on customary business terms. Our exposure to foreign government-owned and controlled oil and gas companies, as well as companies that provide logistics, construction or other services to such oil and natural gas companies, may result in longer payment terms; however, we monitor our aged accounts receivable on an ongoing basis and provide an allowance for doubtful accounts on a case-by-case basis as conditions warrant. We make critical estimates for the allowance for doubtful accounts based on the age of the receivable, collection history from the particular customer and management’s judgment of the ability of the customer to pay. Historically, we have collected appreciably all of our accounts receivable balances with the exception of approximately $0.2 million, which was deemed uncollectible and was written off during the past six years. At December 31, 2004, we provided an additional allowance for doubtful accounts of $0.9 million. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay. Because amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.

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

Deferred Costs

     Since inception, we have capitalized the costs associated with the periodic requirements of the various classification societies, which requires the vessels to be placed in drydock twice in a five-year period. Generally, drydocking costs include refurbishment of structural components as well as major overhaul of operating equipment, subject to scrutiny by the relevant classification society. Historically, these costs have been amortized over an estimated 30-month period. As discussed in the “Change in Accounting Principle” section above, we have changed our accounting for these costs. Effective January 1, 2004, we began expensing these costs as incurred. A charge of $7.3 million, net of tax ($0.36 per basic and diluted common share), reflecting the cumulative effect of this accounting change has been recorded at January 1, 2004.

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

	Year ended December 31,
	(Dollars in thousands)
			Increase
	2004	2003	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$11,862	$11,042	$820
Southeast Asia-Based Fleet	5,179	5,075	104
Americas-Based Fleet	12,137	11,707	430
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	80.9%	78.3%	2.6%
Southeast Asia-Based Fleet	82.2%	83.8%	(1.6%)

	Year ended December 31,
	(Dollars in thousands)
			Increase
	2004	2003	(Decrease)
Americas-Based Fleet	91.6%	92.8%	(1.2%)
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	29.4	30.8	(1.4)
Southeast Asia-Based Fleet	11.6	12.0	(0.4)
Americas-Based Fleet	4.6	4.0	0.6

Total	45.6	46.8	(1.2)

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars ($) at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2004, and 2003 were £ = $1.83 and £ = $1.63, respectively. The North Sea-Based Fleet includes certain vessels working in India.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

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

	Year ended December 31,
	(Dollars in thousands)
			Increase
	2003	2002	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$11,042	$10,839	$203
Southeast Asia-Based Fleet	5,075	4,744	331
Americas-Based Fleet	11,707	10,229	1,478
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	78.3%	94.2%	(15.9%)
Southeast Asia-Based Fleet	83.8%	82.4%	1.4%
Americas-Based Fleet	92.8%	94.8%	(2.0%)
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	30.8	28.6	2.2
Southeast Asia-Based Fleet	12.0	11.7	0.3
Americas-Based Fleet	4.0	3.2	0.8

Total	46.8	43.5	3.3

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2003, and 2002 were £ = $1.63 and £ = $1.50, respectively. The North Sea-Based Fleet includes certain vessels working in India.

(e)	Adjusted for vessel additions and dispositions occurring during each period.

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

Southeast Asia Region:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Revenues	$17,505	$17,907	$16,197
Operating expenses	8,810	6,438	5,893
Depreciation and amortization expense	2,465	2,812	2,230

Operating income	$6,230	$8,657	$8,074

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

Americas Region:

	Year ended December 31,
	2004	2003	2002
		(In thousands)
Revenues	$18,617	$15,873	$11,071
Operating expenses	9,925	8,676	6,917
Depreciation and amortization expense	2,750	2,545	1,108

Operating income	$5,942	$4,652	$3,046

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

     We anticipate that the cash on hand and cash flow from operations for the twelve months ending December 31, 2005, will be adequate to repay our debts due during such period to make normal recurring capital additions and improvements and to meet working capital requirements. We believe that our current cash and short-term investments and cash flows from operations will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements we would seek other debt or equity financing, however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

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

     In order to allow us to enter into the new acquisition credit facility, we requested an amendment to the negative pledge covenant under Multi-currency Bank Credit Facility and an amendment to one of the financial covenants to the Multi-currency Bank Credit Facility, which reduced the EBITDA to Interest coverage ratio for the period September 30, 2004, through September 30, 2005. Both amendments to the Multi-currency Bank Credit Facility were approved on November 17, 2004, but became effective December 23, 2004. On March 22, 2005, we entered into a supplemental agreement to clarify the covenants relating to the amounts of insurance on the eight vessels. On March 24, 2005, we entered into a supplemental agreement to amend the definition of “Material Adverse Effect” and to clarify the definitions of “Consolidated EBIT”, “Consolidated Interest Expense” and “Consolidated EBITDA” and the financial covenant ratio of Consolidated EBITDA to Consolidated Interest Expense for the quarters ending March 31, 2004 and June 30, 2004.

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

Current Year Cash Flow

     As of December 31, 2004, we had cash on hand of $17.5 million. Cash provided by operating activities for the year ended December 31, 2004, was $25.6 million compared to $20.2 million in the previous year. The increase was primarily attributable to higher operating income reflecting a strengthening of the North Sea market at the end of 2004.

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

	2005	2006	2007	2008	2009	Thereafter
Repayment of Long-Term Debt	$19.5	$21.0	$26.4	$51.3	$—	$160.0
Newbuild Program Commitments	4.4	—	—	—	—	—
Non-Cancelable operating leases	0.3	0.3	0.3	0.3	0.3	1.3

Total	$24.2	$21.3	$26.7	$51.6	$0.3	$161.3

Other Commitments

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $11.7 million at December 31, 2004. All of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

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

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,631)	$534	$23,961
Adjustments to reconcile income from operations to net cash provided by operations —
Depreciation and Amortization	26,137	28,031	21,414
Redemption premium on early extinguishment of Debt	4,442	—	—
Amortization of deferred financing costs	471	1,123	930
Write-off of deferred financing costs on extinguished debt	2,082	—	—
Amortization of stock-based compensation	325	43	—
Provision for doubtful accounts receivable	903	324	—
Deferred income tax provision (benefit)	(7,889)	(191)	2,028
Gain on sale of assets	(2,282)	(16)	(181)
Minority interest	—	—	(227)
Foreign currency transaction (gain) loss	(938)	677	508
Cumulative effect of change in accounting principle, net of tax	7,309	—	—
Change in operating assets and liabilities —
Accounts receivable	2,060	(2,310)	(309)
Prepaids and other	1,464	458	(2,976)
Accounts payable	468	(3,490)	(2,216)
Other accrued liabilities and other	(4,360)	2,447	(1,829)
Expenditures for drydocking costs	—	(7,480)	(6,231)

Net cash provided by operating activities	25,561	20,150	34,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and Equipment	(46,264)	(91,595)	(88,075)
Acquisition of minority interest	—	—	(901)
Proceeds from disposition of Equipment	5,860	20	677

Net cash used in investing activities	(40,404)	(91,575)	(88,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of direct financing costs	185,423	84,217	30,750
Repayments of debt	(158,434)	(15,999)	(48,613)
Redemption premium on early extinguishment of debt	(4,442)	—	—
Proceeds from exercise of stock Options	196	106	136
Proceeds from issuance of stock	262	322	57,447

Net cash provided by financing activities	23,005	68,646	39,720
Effect of exchange rate changes on cash	1,031	1,707	1,192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,193	(1,072)	(12,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,336	9,408	21,923

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,529	$8,336	$9,408

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest Capitalized	$7,087	$13,722	$11,582

Income taxes paid (refunded), net	$277	$383	$931

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

Deferred Costs and Other Assets

     Deferred costs and other assets consist primarily of deferred financing costs and deferred vessel mobilization costs. Deferred financing costs are amortized over the expected term of the related debt. Should the debt for which a deferred financing cost has been recorded terminate by means of payment in full, tender offer or lender termination, the associated deferred financing costs would be immediately expensed.

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

Concentration of Credit Risk

     We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established on a case-by-case basis as conditions warrant. The age of the receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant. At December 31, 2004 and 2003, our allowance for doubtful accounts was $1.3 million and $0.4 million, respectively.

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

	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss), as reported	$(4,631)	$534	$23,961
Employee stock-based compensation included in net income, net of tax	214	19	—
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(500)	(570)	(706)

Pro forma net income (loss)	$(4,917)	$(17)	$23,255

Earnings (loss) per share:
Basic, as reported	$(0.23)	$0.03	$1.25
Basic pro forma	$(0.25)	$0.00	$1.22

	2004	2003	2002
	(In thousands, except per share amounts)
Earnings (loss) per share:
Diluted, as reported	$(0.23)	$0.03	$1.22
Diluted pro forma	$(0.25)	$0.00	$1.19

Earnings Per Share

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the year ended December 31, 2004, the common stock equivalents are excluded as their effect is anti-dilutive. References to the number of shares of common stock and earnings per share amounts in the table below have been adjusted to retroactively reflect the June 30, 2002, two-for-one common stock split. For the years ended December 31, 2004, 2003 and 2002, options to purchase 563,000, 563,000 and 297,000 shares at prices ranging from $16.27 to $21.25 were excluded from the calculation as the results would be anti-dilutive. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share data):

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

Reclassifications

Certain reclassifications of previously reported information have been made to conform to the current year presentation. Specifically, consolidated statement of cash flows expenditures for drydocking costs have been reclassified from cash flows from investing activities to cash flows from operating activities, for 2003 and 2002. This reclassification resulted in a reduction in net cash provided by operating activities (and a corresponding decrease in cash used in investing activities) of $7.5 million and $6.2 million for 2003 and 2002, respectively.

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

(3) GOODWILL

     The following is a rollforward of our goodwill (in thousands):

	2004	2003	2002
Balance, January 1,	$28,775	$27,774	$22,116
Adjustment related to income taxes from a prior-period purchase business combination	(1,268)	—	—
Impact of foreign currency translation	2,711	1,001	5,658

Balance, December 31,	$30,218	$28,775	$27,774

(4) LONG-TERM DEBT

     Our long-term debt at December 31, 2004 and 2003, consisted of the following:

	2004	2003
	(In thousands)
7.75% Senior Notes due 2014, interest payable semi-annually	$160,000	$—
8.75% Senior Notes due 2008, interest payable semi-annually	—	130,000

	2004	2003
	(In thousands)
Revolving Multi-currency Bank Credit Facility; secured by mortgages on eight vessels with an aggregate carrying amount of $182,569 at December 31, 2004; maturing in 2008, interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 6.1% and 5.3% at December 31, 2004 and 2003, respectively)	91,963	86,243
Senior Secured Revolving Credit Facility; secured by mortgages on eight vessels with an aggregate carrying amount of $116,943 at December 31, 2004; maturing in 2007; interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 3.75% at December 31, 2004)	8,000	—
Bank debt payable in Great Britain pounds (“GBP”); secured by mortgages on three vessels with an aggregate carrying amount of $53,700 at December 31, 2004; maturing at various dates through 2008; interest rate of LIBOR plus 1.0% to 1.125%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 6.1% and 5.0% at December 31, 2004 and 2003, respectively)	18,199	20,150
Bank debt payable in GBP; secured by mortgages on two vessels; interest rate of LIBOR plus 1.25%,(5.0% at December 31, 2003)	—	6,098

	278,162	242,491

Less: Current maturities of long-term debt	(19,494)	(5,711)
Debt discount, net	(646)	(191)

	$258,022	$236,589

     The following is a summary of scheduled debt maturities by year (in thousands):

2005	19,494
2006	21,028
2007	26,356
2008	51,284
2009	—
Thereafter	160,000

Total	$278,162

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

     At December 31, 2004, we had financial instruments that are potentially sensitive to changes in interest rates including the 7.75% senior notes, which are due July 15, 2014. They have a stated interest rate of 7.75% and an effective interest rate of 7.8%. At December 31, 2004, the fair value of these notes, based on quoted market prices, was approximately $169.6 million, as compared to a carrying amount of $159.4 million.

     In the third quarter 2004, we recorded a charge of $6.5 million which was comprised of $4.4 million from the payment of tender offer premiums and $2.1 million from the write-off of unamortized debt issuance costs and unamortized debt discount related to the 8.75% senior notes.

Bank Credit Facilities

     The terms of our Multi-currency Bank Credit Facility provide for a maximum availability of $100 million. Security for the facility is provided by first priority mortgages on eight of our vessels. The maximum availability began to reduce in increments of $4 million each quarter beginning in September 2004 with the balance of $44 million due in March 2008. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our Leverage Ratio, as defined in the Multi-currency Bank Credit Facility. Based on the Leverage Ratio in effect as of December 31, 2004, the margin was 1.2%. At December 31, 2004 and 2003, all outstanding borrowings under the Multi-currency Bank Credit Facility were denominated in GBP. We converted the outstanding balance to GBP during the fourth quarter of 2003 in order to match the primary currency of the revenue stream for the collateral vessels. The credit facility includes a commitment fee of one-half the margin on any undrawn portion of the available facility. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We were in compliance with all Multi-currency Bank Credit Facility covenants at December 31, 2004.

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

Other Bank Debt

     Our other debt is related to and secured by specific assets. The terms of the facilities contain provisions specific to the assets collateralizing the debt preventing the sale of the assets without a corresponding reduction in the outstanding debt. Furthermore, certain loans require minimum net worth and maximum leverage ratios for the borrowing subsidiaries.

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

     In addition to the above commitments, we made a payment of approximately $4.4 million as of March 31, 2005 related to our obligation under the new vessel construction program.

     The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates May 2, 2016, at a purchase price in the first year of $26,750,000 declining to an adjusted purchase price of $12,900,000 in the thirteenth year.

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $11.7 million at December 31, 2004. All of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

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

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,271,126	$11.56	1,335,264	$11.33	1,063,802	$8.64
Granted	—	—	20,000	14.11	323,000	18.86
Forfeitures	—	—	(30,000)	20.30	—	—
Exercised	(37,500)	7.24	(54,138)	1.96	(51,538)	2.91

Outstanding at end of year	1,233,626	$11.69	1,271,126	$11.56	1,335,264	$11.33

Exercisable shares and weighted average exercise price	1,167,626	$11.37	949,782	$9.34	836,256	$7.88
Shares available for future grants as of December 31, 2004	710,550

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Range of Exercise		Average	Average		Average
Prices	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$2.68 to $3.97	176,226	$2.89	2.3 years	176,226	$2.89
$6.58 to $10.06	444,400	$7.32	5.1 years	444,400	$7.32
$13.10 to $17.44	504,000	$16.59	7.2 years	438,000	$16.46
$19.37 to $21.25	109,000	$21.10	8.3 years	109,000	$21.10

	1,233,626	$11.69	5.8 years	1,167,626	$11.37

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

ESPP

     In May 2002, the shareholders approved the ESPP. The ESPP is available to all our U.S. employees and our participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Our U.K. employees are eligible to purchase our stock through a separate plan modified to meet the requirements of the U.K. tax authorities. The benefits available to those employees are substantially similar to those in the U.S. These plans are considered non-compensatory and as such, our financial statements do not reflect any related expense. We have authorized the issuance of up to 400,000 shares of common stock through these plans. As of December 31, 2004, there were 345,433 shares remaining in reserve for future issuance. See Note 1 “Recent Accounting Pronouncements.”

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

(8) RELATED PARTY TRANSACTIONS

     Lehman Brothers, Inc. (“Lehman”), an affiliate of Lehman Brothers Holdings, Inc., a significant shareholder, has provided certain investment banking, commercial banking and financial advisory services to us and our affiliates, for which it has received customary fees and commissions. Lehman received approximately $2.2 million in fees in 2004 in connection with the tender offer purchase of our 8.75% senior notes and subsequent issuance of our 7.75% senior notes. It also received approximately $1.3 million in fees in 2002 in connection with our public offering on common stock. Two of our board members are officers of Lehman.

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

	North	Southeast
	Sea	Asia	Americas	Other	Total
Year Ended December 31, 2004
Revenues	$103,190	$17,505	$18,617	$—	$139,312
Operating expenses	71,818	8,810	9,925	6,728	97,281
Depreciation and amortization	20,781	2,465	2,750	141	26,137

Operating income (loss)	$10,591	$6,230	$5,942	$(6,869)	$15,894

Total assets	$482,128	$31,654	$76,305	$42,631	$632,718

Long-lived assets(a)	$451,708	$26,074	$72,567	$18,847	$569,196
Capital expenditures	$19,316	$90	$11,660	$15,198	$46,264
Year Ended December 31, 2003
Revenues	$96,120	$17,907	$15,873	$—	$129,900
Operating expenses	68,038	6,438	8,676	3,990	87,142
Depreciation and Amortization	22,535	2,812	2,545	139	28,031

Operating income (loss)	$5,547	$8,657	$4,652	$(4,129)	$14,727

Total assets	$468,364	$31,382	$34,917	$40,838	$575,501

Long-lived assets(a)	$437,672	$24,890	$31,035	$20,680	$514,277
Capital expenditures	$77,843	$351	$2,083	$11,318	$91,595
Year Ended December 31, 2002
Revenues	$106,651	$16,197	$11,071	$—	$133,919
Operating expenses	60,304	5,893	6,917	4,207	77,321
Depreciation and Amortization	17,955	2,230	1,108	121	21,414

Operating income (loss)	$28,392	$8,074	$3,046	$(4,328)	$35,184

Total assets	$409,989	$30,096	$16,888	$29,574	$486,547

Long-lived assets(a)	$361,277	$24,538	$13,595	$7,572	$406,982
Capital expenditures	$80,464	$300	$231	$7,080	$88,075

(a)	Goodwill is included in the North Sea segment and vessels under construction are included in Other until delivered. Revenues, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K/A. As described below under Management’s Annual Report on Internal Control over Financial Reporting, the Company has identified material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2004. As a result of these material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective.

     In light of these material weaknesses, in preparing its financial statements as of and for the fiscal year ended December 31, 2004, the Company performed additional analyses and other post-closing procedures in an effort to ensure the Company’s consolidated financial statements included in our Annual Report on Form 10-K (and in this Annual Report on Form 10-K/A) for the fiscal year ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles. Ernst & Young LLP’s report, dated March 31, 2005, expressed an unqualified opinion on our consolidated financial statements. Additionally, during the first quarter of 2005, we began to implement additional controls and procedures, as discussed below in paragraph (d) of this Item 9A, that are intended to remediate the material weaknesses that existed as of December 31, 2004.

(b) Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). Based on this assessment, management identified three material weaknesses as of December 31, 2004.

     A material weakness was identified related to the financial statement close process, including insufficient controls over properly analyzing and reconciling intercompany accounts, maintaining appropriate support and analyses of certain non-routine accruals, properly analyzing certain deferred cost accounts, and properly assessing the accounting and reporting implications related to new contractual agreements. Management identified a second material weakness related to the accounting for the effects of foreign currencies, including insufficient controls over the analysis of the foreign currency translation and transaction impact of intercompany amounts, as well as amounts owed to third parties denominated in non-functional currencies. A third material weakness was identified by management related to accounting for income taxes associated with new international operations, including insufficient controls over the proper identification and application of the relevant Brazilian tax rules to the calculation of the tax provision of the Company’s new Brazilian operations. The Company’s lack of adequate accounting and tax resources, in terms of size, technical expertise and institutional knowledge (due to unusually high levels of personnel turnover in the finance and accounting organization) to address certain of the financial and tax reporting aspects of its multi-national operations, was the underlying cause of these material weaknesses.

     As a result of these material weaknesses, the Company recorded adjustments prior to the issuance of its 2004 consolidated financial statements. The adjustments primarily affected non-routine accruals, deferred cost accounts, the measurement of the foreign currency translation and transaction impact of intercompany accounts, deferred taxes and the tax provision related to the Company’s new Brazilian operations, including, as applicable, the corresponding income statement accounts.

     Additionally, these material weaknesses could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. GulfMark Offshore, Inc.’s management determined that, because of the material weaknesses described above, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.

     Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s financial statements included in this Annual Report on Form 10-K/A for the period ended December 31, 2004 and has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on pages 53-54.

(c) Changes in Internal Control Over Financial Reporting. There have been improvements in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 to address the internal control deficiencies identified in the third quarter of 2004 as reported in the Company’s 10Q-A. These improvements included the engagement of an outside advisor, separate from our Independent Registered Public Accounting Firm, to assist the Company with the review of our consolidated corporate tax provision and related deferred taxes as well as the review of our foreign subsidiary taxes. In addition, we developed a written policy regarding the allowance for doubtful accounts, as well as other control improvements related to our accruals of certain indirect labor costs in the U.K. As described above in paragraph (b) of Item 9A under Management’s Annual Report on Internal Control over Financial Reporting, the Company identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004 and, as described below in paragraph (d) of this Item 9A, the Company began to implement changes to its internal control over financial reporting during the first quarter of 2005 that are intended to remediate such weaknesses.

(d) Remediation of the Material Weakness in Internal Control over Financial Reporting. As described above, management’s assessment of its internal control over financial reporting identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004. To remediate these material weaknesses, in the first quarter of 2005, management began to implement a remediation program, including the establishment of additional controls, that is intended to strengthen its internal controls over financial reporting generally and to specifically address the identified material weaknesses. This program and the enhanced controls currently include:

•	Financial Statement Close Process. We have enhanced our corporate accounting function by creating and filling several new positions, including those of Accounting Manager and Assistant Controller- Financial Reporting, to provide greater review and analysis of financial results at both the corporate and subsidiary levels. In addition, the newly hired staff also bring experience in international financial statement preparation, as well as skills related to the review and analysis of complex accounting transactions in large multi-national companies. We also hired an outside consultant to, among other things, evaluate and assist us in establishing improved controls over the process associated with intercompany transactions. The consultant will assist in the training of the new and existing personnel in the execution of the controls and processes so established.

•	Translation and transaction effects of foreign currency exchange. We have engaged an outside consultant to analyze the foreign currency impact of our intercompany and third party transactions. In addition, the consultant will also train our staff to identify, segregate, analyze and measure the foreign currency impact on these transactions in the future. We are also in the process of reviewing the capability of our system to automate the calculation and recording of foreign currency effects at the transaction level. These steps will enable the appropriate measurement of the foreign currency translation and transaction impact on the consolidated financial statements.

•	Taxes related to new Brazilian operations. We have hired a Corporate Tax Manager, an individual that has over ten years experience with an accounting firm, separate from our Independent Registered Public Accounting Firm, in international tax matters with a variety of multi-national clients. This individual will analyze and monitor the related taxes in all the taxing jurisdictions in which the Company operates. We have in the past used, and we intend to continue to use, third-party tax service providers for the more complex areas of the Company’s income tax accounting. The addition to the staff will enable an appropriate level of research, analysis and review of complex international tax issues related to the Company’s existing and future tax jurisdictions.

     We will continue to assess the adequacy of our finance and accounting organization, both in terms of size and US GAAP and tax expertise, in the future.

     Management believes that these actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that the Company identified in its internal control over financial reporting as of December 31, 2004. However, because many of the remedial actions we have undertaken are very recent and because they relate, in large part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters will likely be required prior to management being able to conclude that the material weaknesses have been eliminated.

(e) Report of Independent Registered Public Accounting Firm

     To the Board of Directors and Shareholders of GulfMark Offshore, Inc. and Subsidiaries

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A(b), that GulfMark Offshore, Inc. and subsidiaries (“GulfMark Offshore, Inc.” or “ the Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the three material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GulfMark Offshore, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. A material weakness was identified related to the financial statement close process, including insufficient controls over properly analyzing and reconciling intercompany accounts, maintaining appropriate support and analyses of certain non-routine accruals, properly analyzing certain deferred cost accounts, and properly assessing the accounting and reporting implications related to new contractual agreements. Management identified a second material weakness related to the accounting for the effects of foreign currencies, including insufficient controls over properly analyzing the foreign currency translation and transaction impact of intercompany amounts, as well as amounts owed to third parties denominated in non-functional currencies. A third material weakness was identified by management related to the accounting for income taxes associated with new international operations, including insufficient controls over properly identifying and applying the relevant Brazilian tax rules to the calculation of the tax provision of the Company’s new Brazilian operations. The Company’s lack of adequate accounting and tax resources, in terms of size, technical expertise and institutional knowledge (due to unusually high levels of personnel turnover in the finance and accounting organization) to address certain of the financial and tax reporting aspects of its multi-national operations, was the underlying cause of these material weaknesses. As a result of these material weaknesses, the Company recorded adjustments prior to the issuance of its consolidated financial statements. The adjustments primarily affected non-routine accruals, deferred cost accounts, the measurement of the foreign currency translation and transaction impact of intercompany accounts, deferred taxes and the tax provision related to the Company’s new Brazilian operations, including, as applicable, the corresponding income statement accounts. Additionally, these material weaknesses could result in a material misstatement to the

Company’s annual or interim consolidated financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 31, 2005 on those financial statements.

     In our opinion, management’s assessment that GulfMark Offshore, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, GulfMark Offshore, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

Ernst & Young LLP

Houston, Texas

April 22, 2005

ITEM 9B. Other Information

     None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant(1)

ITEM 11. Executive Compensation(1)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(1)

ITEM 13. Certain Relationships and Related Transactions(1)

ITEM 14. Principal Accounting Fees and Services(1)

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

(3) Exhibits

Incorporated by Reference from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation	Form 10-Q, November 6, 2002

3.2	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.3	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.4	Bylaws	Form S-4, Registration No. 333-24141 March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws of the Company defining the rights of the holders of Common Stock	Form 10-Q, November 6, 2002 and Form S-4, Registration No. 333-24141 March 28, 1997

4.2	Specimen Certificate for the Company’s Common Stock, $0.01 par value	Form S-1, Registration No. 333-31139 July 11, 1997

Incorporated by Reference from the
Exhibits	Description	Following Documents
4.3	Indenture dated July 21, 2004, among the Company as Issuer and U.S. Bank National Association as Trustee including a form of the Company’s 7.75% Senior Notes due 2014	Form 10-Q, November 9, 2004

4.4	Registration Rights Agreement dated July 21, 2004, among the Company and the initial purchasers	Form 10-Q, November 9, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Form S-4, Registration No. 333-24141 March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Form S-1, Registration No. 333-31139 July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.4	Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.6	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.7	GulfMark International, Inc., Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.8	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.9	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.10	Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.11	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.12	Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

Incorporated by Reference from the
Exhibits	Description	Following Documents
10.13	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International Inc. Director Stock Option Agreements)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.14	Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.15	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.16	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Form 10-K, March 25, 1999

10.17	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Form 10-K, March 25, 1999

10.18	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Form S-8, Registration No. 333-84110

10.19	Senior Secured $100 Million Multicurrency Revolving Credit Facility	March 11, 2002 Form 8-K, July 3, 2002

10.20	Letter Agreement Amending Senior Secured $100 million Multi-currency Revolving Credit Facility	Form 8-K, December 29, 2004

10.21	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Form 10-K, March 11, 2002

10.22	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Form 10-K, March 11, 2002

10.23	Employment Agreement dated July 1, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Form 10-Q, August 8, 2003

10.24	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Form 10-Q, August 8, 2003

10.25	Senior Secured $50 Million Revolving Credit Facility	Form 8-K, December 29, 2004

10.26	Supplemental Agreement to Senior Secured $50 Million Revolving Credit Facility	Form 8-K, January 28, 2005

10.27	Letter Agreement dated March 22, 2005 Amending Senior Secured $100 Million Multi-currency Revolving Credit Facility	Form 8-K, April 1, 2005

10.28	Letter Agreement dated March 24, 2005 Amending Senior Secured $100 Million Multi-currency Revolving Credit Facility	Form 8-K, April 1, 2005

Incorporated by Reference from the
Exhibits	Description	Following Documents
10.29	Letter Agreement dated March 24, 2005 amending Senior Secured $50 Million Revolving Credit Facility	Form 8-K, April 1, 2005

10.30	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do Brasil Limitada	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Form 10-K, March 31, 2005

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith

*	Denotes compensatory arrangements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc.(Registrant)

By:	/s/	Bruce A. Streeter

Bruce A. Streeter
President and Director
(Principal Executive Officer

Date: April 22, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter Bruce A. Streeter	President and Director (Principal Executive Officer)	April 22, 2005

/s/ Edward A. Guthrie Edward A. Guthrie	Executive Vice President, Finance (Principal Financial Officer)	April 22, 2005

/s/ Carla S. Mashinski Carla S. Mashinski	Controller (Principal Accounting Officer)	April 22, 2005

/s/ David J. Butters David J. Butters	Director	April 22, 2005

/s/ Peter I. Bijur Peter I. Bijur	Director	April 22, 2005

/s/ Marshall A. Crowe Marshall A. Crowe	Director	April 22, 2005

/s/ Louis S. Gimbel, 3rd Louis S. Gimbel, 3rd	Director	April 22, 2005

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	April 22, 2005

/s/ Robert B. Millard Robert B. Millard	Director	April 22, 2005

INDEX TO EXHIBITS

Incorporated by Reference from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation	Form 10-Q, November 6, 2002

3.2	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.3	Certificate of Amendment to Certificate of Incorporation	Form 10-Q, November 6, 2002

3.4	Bylaws	Form S-4, Registration No. 333-24141 March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws of the Company defining the rights of the holders of Common Stock	Form 10-Q, November 6, 2002 and Form S-4, Registration No. 333-24141 March 28, 1997

4.2	Specimen Certificate for the Company’s Common Stock, $0.01 par value	Form S-1, Registration No. 333-31139 July 11, 1997

4.3	Indenture dated July 21, 2004, among the Company as Issuer and U.S. Bank National Association as Trustee including a form of the Company’s 7.75% Senior Notes due 2014 and Registration Rights Agreement	Form 10-Q, November 9, 2004

4.4	Registration Rights Agreement dated July 21, 2004, among the Company and the initial purchasers	Form 10-Q, November 9, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Form S-4, Registration No. 333-24141 March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Form S-1, Registration No. 333-31139 July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.4	Form of Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.6	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1987 Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.7	GulfMark International, Inc., Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

Incorporated by Reference from the
Exhibits	Description	Following Documents
10.8	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Form S-1, Registration No. 333-31139 July 11, 1997

10.9	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.10	Form of Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.11	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.12	Form of Stock Option Agreement (GulfMark Offshore, Inc. 1993 Non-Employee Director Stock Option Plan)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.13	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International Inc. Director Stock Option Agreements)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.14	Form of Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.15	Form of Amendment No. 1 to Stock Option Agreement (GulfMark International, Inc. Director Stock Options)*	Form S-1, Registration No. 333-31139 July 11, 1997

10.16	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Form 10-K, March 25, 1999

10.17	Form of Incentive Stock Option Agreement (GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Form 10-K, March 25, 1999
Form S-8, Registration No. 333-84110
10.18	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	March 11, 2002

10.19	Senior Secured $100 Million Multicurrency Revolving Credit Facility	Form 8-K, July 3, 2002

10.20	Letter Agreement Amending Senior Secured $100 million Multi-currency Revolving Credit Facility	Form 8-K, December 29, 2004

10.21	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Form 10-K, March 11, 2002

10.22	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Form 10-K, March 11, 2002

10.23	Employment Agreement dated July 1, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Form 10-Q, August 8, 2003

Incorporated by Reference from the
Exhibits	Description	Following Documents
10.24	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Form 10-Q, August 8, 2003

10.25	Senior Secured $50 Million Revolving Credit Facility	Form 8-K, December 29, 2004

10.26	Supplemental Agreement to Senior Secured $50 Million Revolving Credit Facility	Form 8-K, January 28, 2005

10.27	Letter Agreement dated March 22, 2005 Amending Senior Secured $100 Million Multi-currency Revolving Credit Facility	Form 8-K, April 1, 2005

10.28	Letter Agreement dated March 24, 2005 Amending Senior Secured $100 Million Multi-currency Revolving Credit Facility	Form 8-K, April 1, 2005

10.29	Letter Agreement dated March 24, 2005 amending Senior Secured $50 Million Revolving Credit Facility	Form 8-K, April 1, 2005

10.30	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do Brasil Limitada	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Form 10-K, March 31, 2005

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith