Form 10-Q
period 2005-03-31
GULFMARK OFFSHORE INC
filed 2005-05-10
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

GULFMARK OFFSHORE, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

000-22853
(Commission file number)

76-0526032
(I.R.S. Employer Identification No.)

10111 Richmond Avenue, Suite 340, Houston, Texas      77042
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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 10, 2005: 20,227,438

(Exhibit Index Located on Page 19)

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	--------------------	------------------
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,631	$17,529
Trade accounts receivable, net allowance for doubtful accounts of $1,527 in 2005 and $1,280 in 2004	38,700	34,627
Other accounts receivable	2,977	3,168
Prepaids and other	1,839	2,160
	--------------------	------------------
Total current assets	62,147	57,484

VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $143,849 in 2005 and $139,457 in 2004	504,055	520,574
CONSTRUCTION IN PROGRESS	23,122	18,404
GOODWILL	28,944	30,218
DEFERRED COSTS AND OTHER ASSETS	6,627	6,038
	--------------------	------------------
	$624,895	$632,718
	============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$18,680	$19,494
Accounts payable	14,016	14,808
Accrued personnel costs	6,880	7,320
Accrued interest expense	3,940	5,981
Other accrued liabilities	3,443	1,933
	--------------------	------------------
Total current liabilities	46,959	49,536
	--------------------	------------------
LONG-TERM DEBT	252,782	258,022
DEFERRED TAX LIABILITIES	8,049	9,003
OTHER LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 20,226 and 20,133 shares issued and outstanding, respectively	201	201
Additional paid-in capital	123,650	122,105
Treasury stock	(1,392)	(1,344)
Deferred compensation expense	1,346	1,344
Retained earnings	123,541	114,614
Cumulative translation adjustment	69,759	79,237
	------------------	------------------
Total stockholders' equity	317,105	316,157
	------------------	------------------
	$624,895	$632,718
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	------------------------------
	2005	2004
	------------	----------
	(In thousands, except per share amounts)
REVENUES	$48,066	$31,559
COSTS AND EXPENSES:
Direct operating expenses	19,156	18,615
Drydock expense	1,549	2,725
Bareboat charter expense	381	837
General and administrative expenses	4,716	3,076
Depreciation expense	7,198	6,421
	------------	------------
	33,000	31,674
	------------	------------
OPERATING INCOME (LOSS)	15,066	(115)

OTHER INCOME (EXPENSE):
Interest expense	(4,770)	(4,140)
Interest income	48	30
Foreign currency loss and other	(1,036)	(95)
	------------	------------
	(5,758)	(4,205)
	------------	------------
Income (loss) before income taxes and cumulative effect of change in accounting principle	9,308	(4,320)
Income tax provision	(381)	(571)
	------------	------------
Income (loss) before cumulative effect of change in accounting principle	8,927	(4,891)
Cumulative effect on prior years of change in accounting principle - net of $773 related tax effect	_	(7,309)
	------------	------------
NET INCOME (LOSS)	$8,927	$(12,200)
	=======	=======
EARNINGS (LOSS) PER SHARE:
Basic - before cumulative effect of change in accounting principle	0.45	(0.25)
Cumulative effect on prior years of change in accounting principle	-	(0.36)
	------------	------------
Net income (loss)	0.45	(0.61)

Diluted - before cumulative effect of change in accounting principle	0.43	(0.25)
Cumulative effect on prior years of change in accounting principle	-	(0.36)
	------------	------------
Net income (loss)	0.43	(0.61)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19,998	19,933
Diluted	20,567	19,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	----------------------------
	2005	2004
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,927	$(12,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	7,198	6,421
Amortization of stock based compensation	126	43
Amortization of deferred financing costs on debt	254	249
Provision for doubtful accounts	258	-
Deferred income tax provision (benefit)	(673)	316
Foreign currency transaction loss	1,277	867
Cumulative effect of change in accounting principle, net of tax	-	7,309
Change in operating assets and liabilities:
Accounts receivable	(4,949)	1,816
Prepaids and other	1,258	1,352
Accounts payable	162	(2,023)
Accrued liabilities and other	(4,170)	2,652
	------------	------------
Net cash provided by operating activities	9,668	6,802
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(5,273)	(1,179)
Proceeds from disposition of vessels and equipment	-	671
	------------	------------
Net cash used in investing activities	(5,273)	(508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	-
Repayments of debt	(4,502)	(1,157)
Proceeds from exercise of stock options	1,015	170
Proceeds from issuance of stock	79	79
	------------	------------
Net cash used in financing activities	(3,408)	(908)

Effect of exchange rate changes on cash	115	(105)
	------------	------------
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,102	5,281

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	17,529	7,510
	------------	------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$18,631	$12,791
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$6,467	$(48)
	=======	=======
Income taxes paid	$568	$157
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.     FINANCIAL STATEMENTS

(1)     GENERAL

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

     In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. The consolidated financial statements include the accounts of GulfMark Offshore, Inc. and its majority owned subsidiaries ("GulfMark" or the "Company"). All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation. Effective January 1, 2004, Gulfmark began expensing the costs associated with the periodic requirements of the various classification societies, which require each vessel to be placed in drydock twice in a five-year period. Previously, costs incurred in connection with the dry dockings were capitalized and amortized over 30 months, which approximated the period between dry dockings. The effect of this change was to increase net loss in the first quarter of 2004 by ($8.3) million or ($0.42) per diluted share.

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our fleet of vessels provides various services that support the ongoing operation and construction of offshore oil and natural gas facilities and drilling rigs, including the transportation of materials, supplies and personnel, and the positioning of drilling structures. We conduct the majority of our operations in the North Sea with the balance in offshore Southeast Asia and the Americas.

     Basic Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months ended March 31, 2004, the common stock equivalents are excluded as their effect is anti-dilutive. The details of the EPS calculation for the three months ended March 31, 2005 are as follows (in thousands except per share data):

	Three Months Ended March 31, 2005
	------------------------------------------
	Income	Shares	Per Share Amount
	--------	---------	-------------
Net income per share, basic	$8,927	19,998	$0.45
Dilutive effect of common stock options		569
	--------	---------	---------
Net income per share, diluted	$8,927	20,567	$0.43
	=====	=====	=======

(2)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment."  SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options and other share-based payments.  The standard was initially effective beginning in the third quarter of 2005, but on April 15, 2005, the SEC amended the required adoption period to be the first interim period of a registrant's fiscal year beginning after June 15, 2005.  As a result of this amended requirement, the Company must adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The impact on the Company's net income will include the remaining amortization of the fair value of existing stock-based awards currently disclosed as pro forma expense. We continue to assess the transition provisions and have not yet determined the transition method to be used or if any changes will be made to the valuation method used for share-based compensation awards issued to employees in the future periods. The impact in periods subsequent to adopting SFAS 123(R) will be dependent upon the nature of any equity-based compensation awards issued to employees, but we do not anticipate our adoption of SFAS No. 123(R) to have any material impact on our consolidated results of operations, cash flows or financial position.

(3)     STOCK BASED COMPENSATION

     As described more fully in our Annual Report on Form 10-K/A, we measure compensation expense for our stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share if we had used the alternative fair value method to recognize stock-based employee compensation expense (in thousands, except per share data):

	Three Months Ended March 31,
	---------------------------
	2005	2004
	---------	----------
Net Income (Loss) as reported	$8,927	$(12,200)

Employee stock based compensation included in net income, net of tax	83	28
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(120)	(114)
	--------	----------
Pro forma net income (loss)	$8,890	$(12,286)
	=====	======
Per Share Information:
Basic, As reported	$0.45	$(0.61)
Basic, Pro forma	$0.44	$(0.62)

Diluted, As reported	$0.43	$(0.61)
Diluted, Pro forma	$0.43	$(0.62)

(4)     COMPREHENSIVE LOSS

     The components of comprehensive loss, net of related tax, for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	---------------------------
	2005	2004
	------------	----------

Net income (loss)	$8,927	$(12,200)
Foreign currency translation adjustments, net of tax of $0 for 2005 and $(14) for 2004, respectively	(9,478)	2,720
	-----------	-----------
Comprehensive loss	$(551)	$(9,480)
	========	======

     Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(5)     VESSEL ACQUISITIONS

     We have completed our new build program with the delivery of the final two vessels, Coloso and Titan, which are currently under mobilization to Mexico. Once these vessels have completed their mobilization and are in service, which is anticipated to be June 2005, the vessels will be moved from Construction in Progress to Vessels and Equipment on the Balance Sheet and depreciation will commence.

     Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2005 and 2004, $0.3 million and $0.4 million, respectively, was capitalized in connection with the construction of vessels.

(6)     INCOME TAXES

     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any US federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax income/loss and the tax provision or benefit. Our North Sea operations based in the UK and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. This tax replaces the regular corporate tax with one based on a deemed profit per net vessel ton, significantly lowering the tax rate for these jurisdictions. For the first quarter 2005, our income was concentrated in the lower tax jurisdictions, decreasing our blended rate. Our income tax provision for the quarter ended March 31, 2005 was $0.4 million.

(7)     COMMITMENTS AND CONTINGENCIES

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

(8)     OPERATING SEGMENT INFORMATION

     We operate three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131. In prior years, we reported all operations in a single segment. In 2004, our segment reporting was changed to conform to the manner in which our chief operating decision maker reviews, and we manage, our business.

     Management evaluates segment performance primarily based on operating income. Cash and cash equivalents and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Management considers segment operating income to be a good indicator of each segment's operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment's operating income is summarized in the following table, and detailed discussions follow.

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	----------------	--------------	---------------	--------------	-------------
Quarter Ended March 31, 2005
Revenues	$38,460	$4,457	$5,149	$-	$48,066
Operating expenses	19,433	1,168	2,944	2,257	25,802
Depreciation expense	5,690	616	853	39	7,198
	-------------	------------	------------	------------	------------
Operating income (loss)	$13,337	$2,673	$1,352	$(2,296)	$15,066
	========	=======	=======	=======	=======

Quarter Ended March 31, 2004
Revenues	$22,579	$4,566	$4,414	$-	$31,559
Operating expenses	20,181	1,843	2,136	1,093	25,253
Depreciation expense	5,381	463	543	34	6,421
	-------------	------------	------------	------------	------------
Operating income (loss)	$(2,983)	$2,260	$1,735	$(1,127)	$(115)
	========	=======	=======	=======	=======

(9)     SUBSEQUENT EVENT

     In May 2005, we signed a purchase agreement for a new 5,150 BHP, 60 Ton Bollard Pull AHTS (anchor handling towing supply vessel) currently being constructed in China at a cost below $10.0 million. This vessel is due to deliver in the second half of 2005 and will be deployed to the Southeast Asia market where there is a growing requirement for newer, more technologically advanced vessels. We also have a first right of refusal on an identical vessel which is due to deliver late in 2005 or early in 2006. The addition of this new vessel is part of the evolution of our Southeast Asia fleet. This vessel, in addition to the units previously transferred to the region, will enhance and expand our capacity to meet customer needs in Southeast Asia.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 34 vessels operating from the area. We also have 10 vessels operating in Southeast Asia, five vessels in Brazil, two in India, one in West Africa, and two vessels mobilizing to Mexico. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 54 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 47 owned vessels, and seven managed vessels.

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

     In recent years, the North Sea market has been characterized by delivery of new higher capacity and specification vessels, which have generally left the region or replaced older vessels that transferred to other oil and natural gas service markets. During this time frame, despite consistently high commodity prices in the oil and natural gas industry, exploration and production activities by oil and natural gas companies have not increased according to historical precedent. These two factors have led to lower utilization in the North Sea market over the last two years than had been experienced in the last decade and applied downward pressure to day rates. The first six months of 2004 were consistent with the lower utilization and day rates obtained during the previous two years. Improvements in industry day rates, and more particularly in utilization during the third quarter and fourth quarters of 2004, indicated improving conditions. The first quarter 2005 results indicate this market has continued its recovery as new drilling programs and associated construction projects in both the Norwegian and U.K. sectors of the North Sea have been finalized and new programs identified. The other two markets in which we operate, Southeast Asia and Americas, have maintained consistent demand and relatively stable day rates. In addition to the one vessel we repositioned to the region from the North Sea early in 2004, there have been several vessel operators that have repositioned equipment into Southeast Asia, which many tend to heighten competition in the region in the future. In October 2004, we mobilized the frontrunner, the North Crusader, for our newly delivered Brazilian vessel, the Austral Abrolhos, to West Africa. We anticipate the Americas and Southeast Asia markets will continue to develop in the near term.

     The operations of our fleet are subject to seasonal factors. Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during November to February. During the last quarter of 2004 and the first quarter of 2005, the typical pattern has not been evident as the demand for vessels in the region has been higher than in previous years during this period. We have usually accomplished the majority of our regulatory drydocks during the slower seasonal periods so as to minimize downtime during the traditional peak demand periods. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will influence the timing of drydocks throughout the year. As a result of the market conditions in the first quarter, we completed fewer drydocks than were originally contemplated. All of the regulatory drydocks will still need to be completed by date mandated by the appropriate regulatory agency.

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

Critical Accounting Policies

     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K/A.

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended
	March 31,
	---------------------------------------
	2005	2004
	------------------	------------------
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$38,460	$22,579
Southeast Asia Based Fleet	4,457	4,566
Americas Based Fleet	5,149	4,414

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$16,251	$10,400
Southeast Asia Based Fleet	5,744	5,046
Americas Based Fleet	11,653	12,600

Overall Utilization (a) (b):
North Sea Based Fleet	90.0%	73.8%
Southeast Asia Based Fleet	89.7%	86.5%
Americas Based Fleet	99.8%	97.0%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	30.3	31.0
Southeast Asia Based Fleet	10.0	12.0
Americas Based Fleet	5.0	4.0
	------------------	------------------
Total	45.3	47.0
	===========	===========

(a)  Includes all owned or bareboat chartered vessels.

(b)  Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)  Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner
       (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.89 and $1.8392 for the quarters ended March 31,
       2005 and 2004, respectively. The average rates for NOK were 1 US$= NOK 6.29 and NOK 6.91 for the quarters ended March 31, 2005 and 2004, respectively.

(d)  Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2005 with the Three Months Ended March 31, 2004

     For the quarter ended March 31, 2005, we had a record quarterly net income of $8.9 million, or $.43 per diluted share, on the highest revenue for a quarter that we have ever achieved of $48.1 million. Net loss during the same period in 2004 was $12.2 million, or $0.61 per diluted share on revenues of $31.6 million.

     The increase of $16.5 million in revenues compared to the same quarter a year ago was primarily due to a significant jump in day rates for the North Sea region. Capacity increased due to the addition of the vessel Highland Endurance while utilization rates were up in all three operating regions. North Sea utilization increased from 73.8% in the first quarter of 2004 to 90.0% in the first quarter of 2005 due largely to higher utilization for our newly built anchor handlers. Day rates in the region also increased, from $10,400 in last year's quarter to $16,251 in the 2005 quarter, or $5,851 per day. Overall, North Sea revenues increased by $15.9 million or 70%, from $22.6 million during the first quarter of 2004 to $38.5 million during the same quarter in 2005. Operating income in the North Sea increased by $16.3 million, from a operating loss of ($3.0) million in the first quarter 2004 to $13.3 million operating income in the first quarter 2005 which was driven primarily by increased revenue.

     Revenues for our Southeast Asia based fleet were relatively consistent with the $4.5 million the first quarter of 2005 to the first quarter of 2004. The decrease in capacity due to the sale of the Seawhip and Seawitch in the third quarter 2004 was partially offset by an increase in capacity from the mobilization into the region of a North Sea vessel in 2004. Utilization increased from 86.5% in the 2004 quarter to 89.7% in the same 2005 quarter. Day rates increased from $5,046 to $5,744 in the 2004 quarter and 2005 quarter, respectively. The operating income for Southeast Asia was $2.7 million in the first quarter of 2005 compared to $2.3 million in the first quarter of 2004 due to decreased operating expenses as a result of the sale of three of our older vessels in the second half of 2004 which more than offset the costs of the newly mobilized vessel.

     Our Americas revenues increased by $0.7 million, or 17%, primarily as the result of two vessels having been mobilized in 2004 into the area from other regions and the delivery, late in the third quarter 2004, of the newbuild Austral Abrolhos. This was partially offset by the conclusion of a contract for a vessel which was mobilized back to the North Sea and the frontrunner vessel being mobilized to West Africa for a short-term contract. Day rates decreased by $947 per day, from $12,600 in the first quarter of 2004 to $11,653 in the first quarter of 2005. The operating income for the Americas decreased from $1.7 million in the first quarter of 2004 to $1.3 million in the first quarter of 2005 due primarily to decreasing capacity and declining dayrates.

     Operating income of $15.1 million in the first quarter of 2005 increased $15.2 million from the first quarter of 2004. This increase was mainly due to increased revenue of $16.5 million and decreased operating related expenses of $1.1 million due to less bareboat charter expenses of $.5 million and decreased drydock expenses of $1.2 million, offset primarily by increased salaries and travel of $.7 million. Offsetting this net improvement were increases in general and administrative expenses of $1.6 million, due largely to higher expenses as a result of the application of Sarbanes Oxley Section 404 internal control requirements and an increase in the allowance for doubtful accounts of $0.3 million. Depreciation also increased by $0.8 million in the first quarter of 2005 due primarily to the delivery of the Austral Abrolhos and the addition of the Highland Citadel during the second half of 2004.

     Other expenses in the first quarter of 2005 included an increase of $0.6 million in interest expense, over the same quarter in 2004. The increase in interest expense was mainly attributed to higher borrowings. The additional $0.9 million of other expense primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the NOK weakened against the GBP during the first quarter of 2005.

     Our income tax provision for the first quarter of 2005 was $0.4 million compared to an income tax provision for the first quarter of 2004 of $0.6 million. The tax rate in the 2005 period reflected pre-tax profits in our lower tax rate jurisdictions of the North Sea.

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

     At March 31, 2005, we had total debt of $271.5 million, consisting of approximately $159.4 million of 7.75% senior notes, $16.8 million related to certain vessel mortgages, and $95.3 million under our credit facilities.

     Net working capital at March 31, 2005 was $15.2 million, including $18.6 million in cash and cash equivalents. Net cash provided by operating activities increased by $2.9 million to $9.7 million for the quarter ended March 31, 2005. This increase was mainly due to improved financial performance in the first quarter of 2005.

     Net cash used in investing activities was $5.3 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively. The 2004 period reflects the proceeds of $0.7 million from the disposition of a vessel. The 2005 period reflects the $4.2 million payment on the two newbuilds, Coloso and Titan.

     As of March 31, 2005, total outstanding under our $100 million credit facility was $87.3 million. In the third quarter of 2004, our $100 million credit facility began its $4 million quarterly reduction phase, which cumulatively has reduced the total available to $88 million. Our $50 million acquisition credit facility had $8 million outstanding as of March 31, 2005. The weighted average interest rate of our $100 million credit facility as of March 31, 2005 was 6.1% and the weighted average interest rate of our $50 million acquisition credit facility was 4.29%. Debt repayments totaled $4.5 million during the first quarter of 2005, and there were no borrowings during quarter. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio, and a minimum net worth. We are currently in compliance, however, we cannot give assurance that the results of operations will result in compliance in future periods.

     Substantially all of our tax provision is for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes in each of these regions. In other regions, accelerated depreciation has minimized the cash requirements for income taxes.

     In the first quarter 2005, we made a payment related to the vessels constructed in Singapore and currently being mobilized to Mexico of $4.2 million. Dry docking expenditures for the first quarter of 2005 were $1.5 million.

     We believe that our current level of cash on hand and cash flows from operations will be adequate to repay our debts due and will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 2005, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.29, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.89. The average exchange rates in the comparable 2004 period were 1 USD = 6.91 NOK and 1 GBP=$1.839. Our North Sea based fleet generated $38.4 million in revenues and $13.3 million in operating income for the three months ended March 31, 2005.

     Reflected in the accompanying balance sheet as of March 31, 2005, is a $69.8 million cumulative translation adjustment which fluctuates based on differences primarily in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of March 31, 2005, the fair value of these notes, based on quoted market prices, was approximately $171.2 million compared to a carrying amount of $159.4 million.

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

     Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions' rules and forms despite the material weaknesses in our internal controls identified at December 31, 2004 discussed below.

     (b)     Evaluation of internal controls and procedures.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and identified three material weaknesses as of December 31, 2004. These material weaknesses related to: (1) the financial statement close process, including insufficient controls over properly analyzing and reconciling intercompany accounts, maintaining appropriate support and analyses of certain non-routine accruals, properly analyzing certain deferred cost accounts, and properly assessing the accounting and reporting implications related to new contractual agreements; (2) accounting for the effects of foreign currencies, including insufficient controls over the analysis of the foreign currency translation and transaction impact of intercompany amounts, as well as amounts owed to third parties denominated in non-functional currencies; and (3) accounting for income taxes associated with new international operations, including insufficient controls over the proper identification and application of the relevant Brazilian tax rules to the calculation of the tax provision of our new Brazilian operations. One of the principal causes of the material weaknesses was identified as the lack of adequate accounting and tax resources, in terms of size, technical expertise and institutional knowledge to address certain of the financial and tax reporting aspects of our multi-national operations.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting.

     We previously reported in our Annual Report on Form 10-K/A that in the first quarter of 2005, we began to implement a remediation program, including the establishment of additional controls, that are intended to strengthen our financial reporting and to specifically address the identified material weaknesses. This program and the enhanced controls included:

    Financial statement close process. We have enhanced our corporate accounting function by creating and filling several new positions, including those of Accounting Manager and Assistant Controller-Financial Reporting, to provide greater review and analysis of financial results at both the corporate and subsidiary levels. In addition, the newly hired staff brought experience in international financial statement preparation, as well as skills related to the review and analysis of complex accounting transactions in large multi-national companies. We also hired an outside consultant to, among other things, evaluate and assist us in establishing improved controls over the process associated with intercompany transactions. The consultant has and will continue to assist in the training of the new and existing personnel in the execution of the controls and processes so established.

    Translation and transaction effects of foreign currency exchange. We engaged an outside consultant to analyze the foreign currency impact of our intercompany and third party transactions. In addition, the consultant has worked with our staff to identify, segregate, analyze and measure the foreign currency impact on these transactions in the future. We have had a preliminary review of the capability of our system to automate the calculation and recording of foreign currency effects at the transaction level and determined that a system upgrade slated for the second half of 2005 will be capable of automating some of these processes. Where these processes cannot be automated, we will establish review processes to ensure proper review of the required calculations. These steps will enable the appropriate measurement of the foreign currency translation and transaction impact on the consolidated financial statements.

    Taxes related to new Brazilian operations. We are in the process of hiring a Corporate Tax Manager as the individual previously identified to fill this role was unable to accept the position. We will seek candidates who have a minimum of ten years experience in international tax matters and have been exposed to a number of the countries in which we currently operate. This individual will be responsible for the analysis and monitoring of the related taxes in all the existing tax jurisdictions. We have in the past used, and we intend to continue to use, third-party tax service providers for the more complex areas of our income tax accounting. The addition to the staff will enable an appropriate level of research, analysis and review of complex international tax issues related to our existing and future tax jurisdictions.

     We believe that these actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2004. Since many of these steps to remediate the material weaknesses are very recent and because they relate, in large part, to the hiring and training of additional personnel, the successful operation of these controls for at least several quarters will be required prior to us being able to conclude that the material weaknesses have been eliminated. We will continue to assess the adequacy of our finance and accounting organization and its ability to deal with financial reporting and tax matters in the future. Should additional staff be required as the result of our assessment, we are committed to augmenting the existing staff to provide the expertise necessary to eliminate identified material weaknesses and to address deficiencies that may arise in the future.

     Other than as described above relating to our efforts to hire additional personnel, there were no changes in our internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 6.      Exhibits

Exhibits

      See Exhibit Index for list of Exhibits filed herewith

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
Date:   May 10, 2005

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith