Form 10-Q
period 2005-06-30
GULFMARK OFFSHORE INC
filed 2005-08-09
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

YES /X/          NO /   /

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 09, 2005: 20,254,564

(Exhibit Index Located on Page 22)

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	--------------------	------------------
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,133	$17,529
Trade accounts receivable, net allowance for doubtful accounts of $1,623 in 2005 and $1,280 in 2004	38,854	34,627
Other accounts receivable	2,241	3,168
Prepaids and other	2,097	2,160
	--------------------	------------------
Total current assets	69,325	57,484

VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $145,213 in 2005 and $139,457 in 2004	505,440	520,574
CONSTRUCTION IN PROGRESS	919	18,404
GOODWILL	28,071	30,218
DEFERRED COSTS AND OTHER ASSETS	5,711	6,038
	--------------------	------------------
	$609,466	$632,718
	============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$12,327	$19,494
Accounts payable	14,671	14,808
Accrued personnel costs	6,784	7,320
Accrued interest expense	7,411	5,981
Other accrued liabilities	1,911	1,933
	--------------------	------------------
Total current liabilities	43,104	49,536
	--------------------	------------------
LONG-TERM DEBT	247,451	258,022
DEFERRED TAX LIABILITIES	7,583	9,003
OTHER LIABILITIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 20,226 and 20,133 shares issued and outstanding, respectively	201	201
Additional paid-in capital	123,927	122,105
Treasury stock	(1,650)	(1,344)
Deferred compensation expense	1,650	1,344
Retained earnings	131,796	114,614
Cumulative translation adjustment	55,404	79,237
	------------------	------------------
Total stockholders' equity	311,328	316,157
	------------------	------------------
	$609,466	$632,718
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	--------------------------		--------------------------
	2005	2004	2005	2004
	------------	----------	------------	----------
	(In thousands, except per share amounts)

REVENUES	$51,340	$32,237	$99,406	$63,796
COSTS AND EXPENSES:
Direct operating expenses	21,036	16,926	40,192	35,541
Drydock expense	3,610	2,299	5,159	5,024
Bareboat charter expense	1,382	573	1,763	1,410
General and administrative expenses	4,987	2,995	9,703	6,071
Depreciation expense	7,256	6,367	14,454	12,788
	------------	------------	------------	------------
	38,271	29,160	71,271	60,834
	------------	------------	------------	------------
OPERATING INCOME	13,069	3,077	28,135	2,962

OTHER INCOME (EXPENSE):
Interest expense	(4,763)	(4,099)	(9,533)	(8,239)
Interest income	183	54	231	84
Foreign currency gain (loss) and other	568	(213)	(468)	(308)
	------------	------------	------------	------------
	(4,012)	(4,258)	(9,770)	(8,463)
	------------	------------	------------	------------
Income (loss) before income taxes and cumulative effect of change in accounting principle	9,057	(1,181)	18,365	(5,501)
Income tax (provision) benefit	(803)	65	(1,184)	(506)
	------------	------------	------------	------------
Income (loss) before cumulative effect of change in accounting principle	8,254	(1,116)	17,181	(6,007)
Cumulative effect on prior years of change in accounting principle - net of $773 related tax effect	-	-	-	(7,309)
	------------	------------	------------	------------
NET INCOME (LOSS)	$8,254	$(1,116)	$17,181	$(13,316)
	=======	=======	=======	=======
EARNINGS (LOSS) PER SHARE:
Basic - before cumulative effect of change in accounting principle	0.41	(0.06)	0.86	(0.30)
Cumulative effect on prior years of change in accounting principle	-	-	-	(0.37)
	------------	------------	------------	------------
Net income (loss)	0.41	(0.06)	0.86	(0.67)

Diluted - before cumulative effect of change in accounting principle	0.40	(0.06)	0.83	(030)
Cumulative effect on prior years of change in accounting principle	-	-	-	(0.37)
	------------	------------	------------	------------
Net income (loss)	0.40	(0.06)	0.83	(0.67)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,041	19,942	20,019	19,937
Diluted	20,639	19,942	20,653	19,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	----------------------------
	2005	2004
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,181	$(13,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	14,454	12,788
Amortization of stock based compensation	232	86
Amortization of deferred financing costs on debt	515	420
Provision for doubtful accounts	405	-
Deferred income tax provision (benefit)	(771)	273
Foreign currency transaction loss	725	1,153
Cumulative effect of change in accounting principle, net of tax	-	7,309
Change in operating assets and liabilities:
Accounts receivable	(6,647)	1,534
Prepaids and other	908	1,760
Accounts payable	(415)	(2,634)
Accrued liabilities and other	(471)	(2,484)
	------------	------------
Net cash provided by operating activities	26,116	6,889
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(8,323)	(7,153)
Proceeds from disposition of vessels and equipment	-	686
	------------	------------
Net cash used in investing activities	(8,323)	(6,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	4,000
Repayments of debt	(10,247)	(4,914)
Proceeds from exercise of stock options	1,099	170
Proceeds from issuance of stock	166	157
	------------	------------
Net cash used in financing activities	(8,982)	(587)

Effect of exchange rate changes on cash	(207)	250
	------------	------------
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,604	85

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	17,529	7,510
	------------	------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$26,133	$7,595
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$7,843	$5,518
	=======	=======
Income taxes paid	$1,541	$275
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.     FINANCIAL STATEMENTS

(1)     GENERAL INFORMATION

     The condensed consolidated financial statements of GulfMark Offshore, Inc. and its majority owned subsidiaries ("GulfMark" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

     In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments, necessary to present fairly the financial statements for the periods indicated have been made. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain reclassifications of previously reported information have been made to conform with the current year presentation. Effective January 1, 2004, we began expensing the costs associated with the periodic requirements of the various classification societies, which require each vessel to be placed in drydock twice in a five-year period. Previously, costs incurred in connection with the dry dockings were capitalized and amortized over 30 months, which approximated the period between dry dockings. The effect of this change was to increase net loss in the second quarter of 2004 by ($0.4) million or ($0.02) per diluted share.

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our fleet of vessels provides various services that support the ongoing operation and construction of offshore oil and natural gas facilities and drilling rigs, including the transportation of materials, supplies and personnel, and the positioning of drilling structures. The majority of our operations are in the North Sea with the balance in offshore Southeast Asia and the Americas.

     Basic Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months and six months ended June 30, 2004, the common stock equivalents are excluded as their effect is anti-dilutive. The details of the EPS calculation for the three months and six months ended June 30, 2005 are as follows (in thousands except per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	-----------------------------------------------			------------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	--------	---------	-------------	--------	--------	-----------
Net income per share, basic	$8,254	20,041	$0.41	$17,181	20,019	$0.86
Dilutive effect of common stock options		598			634
	--------	---------	---------	--------	--------	---------
Net income per share, diluted	$8,254	20,639	$0.40	$17,181	20,653	$0.83
	=====	=====	=======	=====	=====	=======

(2)     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options and other share-based payments.  The standard was initially effective beginning in the third quarter of 2005, but on April 14, 2005, the SEC amended the required adoption period to be the first interim period of a registrant's fiscal year beginning after June 15, 2005.  As a result of this amended requirement, we must adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The impact on our net income will include the remaining amortization of the fair value of existing stock-based awards currently disclosed as pro forma expense. We continue to assess the transition provisions and have not yet determined the transition method to be used or if any changes will be made to the valuation method used for share-based compensation awards issued to employees in the future periods. The impact in periods subsequent to adopting SFAS No. 123(R) will be dependent upon the nature of any equity-based compensation awards issued to employees, but we do not anticipate our adoption of SFAS No. 123(R) to have any material impact on our consolidated results of operations, cash flows or financial position.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	-----------------------------		---------------------------
	2005	2004	2005	2004
	---------	----------	---------	---------
Net Income (Loss) as reported	$8,254	$(1,116)	$17,181	$(13,316)

Employee stock based compensation included in net income, net of tax	70	28	153	57
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(78)	(89)	(198)	(311)
	--------	----------	--------	----------
Pro forma net income (loss)	$8,246	$(1,177)	$17,136	$(13,570)
	=====	======	=====	======
Per Share Information:
Basic, As reported	$0.41	$(0.06)	$0.86	$(0.67)
Basic, Pro forma	$0.41	$(0.06)	$0.86	$(0.68)

Diluted, As reported	$0.40	$(0.06)	$0.83	$(0.67)
Diluted, Pro forma	$0.40	$(0.06)	$0.83	$(0.68)

(4)     COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	------------------------------		----------------------------
	( In thousands)

	2005	2004	2005	2004
	------------	----------	------------	----------

Net income (loss)	$8,254	$(1,116)	$17,181	$(13,316)
Foreign currency translation adjustments, net of tax of $0 for 2005 and $(14) for 2004, respectively	(14,355)	(6,708)	(23,833)	(3,988)
	-----------	-----------	-----------	-----------
Comprehensive income (loss)	$(6,101)	$(7,824)	$(6,652)	$(17,304)
	========	======	========	======

     Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(5)     VESSEL ACQUISITIONS

     We have completed the construction of the two vessels in Singapore, Coloso and Titan, which have been mobilized to Mexico and immediately began operating on long-term contracts. The vessels have been moved from Construction in Progress to Vessels and Equipment on the Balance Sheet and depreciation has commenced.

     In May 2005, we signed a purchase agreement for a new 5,150 BHP, 60 Ton Bollard Pull AHTS (anchor handling towing supply vessel) currently being constructed in China at a cost of approximately $10.0 million. This vessel is due to deliver in the second half of 2005 and will be deployed to the Southeast Asia market where there is a growing requirement for newer, more technologically advanced vessels. We also have exercised our first right of refusal on an identical vessel that is due to be delivered in late 2005 or early 2006. The addition of this new vessel is part of the evolution of our Southeast Asia fleet. This vessel, in addition to the units previously transferred to the region, will enhance and expand our capacity to meet customer needs in Southeast Asia.

     Interest is capitalized in connection with the construction of vessels. During the three month periods ended June 30, 2005 and 2004, $0.3 million and $0.5 million, respectively were capitalized in connection with the construction of vessels. During the six month period ended June 30, 2005 and 2004, $0.6 million and $0.9 million, respectively, were capitalized.

(6)     INCOME TAXES

     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any U.S. federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax income/loss and the tax provision or benefit. Our North Sea operations based in the United Kingdom ("UK") and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. This tax replaces the regular corporate tax with one based on a deemed profit per net vessel ton, significantly lowering the tax rate for these jurisdictions. Since a significant portion of our income is concentrated in the lower tax jurisdictions, our blended rate is significantly less than the US tax rate. Our income tax provision for the quarter ended June 30, 2005 was $0.8 million. We are in the process of evaluating tax strategies as it relates to the American Jobs Creation Act and reform related to foreign shipping income. The impact on earnings as it relates to our organizational structure is still under evaluation.

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

     One of our subsidiaries is a participating employer in an industry-wide multi-employer retirement fund in an international area. We have learned the fund's deficit may ultimately require contributions from the participating employers throughout the industry. The contribution that may be required from us will depend on a number of factors including a current calculation of the total fund deficit, the number of participating employers and an allocation of the required contributions to participating employers, among others. We are currently unable to determine the outcome of this matter and the related impact it might have on our financial condition and results of operations.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	----------------	--------------	---------------	--------------	-------------
	(In thousands)

Quarter ended June 30, 2005
Revenues	$40,469	$4,790	$6,081	$-	$51,340
Operating expenses	22,038	1,789	4,461	2,727	31,015
Depreciation expense	5,624	656	936	40	7,256
	-------------	------------	------------	------------	------------
Operating income (loss)	$12,807	$2,345	$684	$(2,767)	$13,069
	========	=======	=======	=======	=======

Quarter ended June 30, 2004
Revenues	$23,967	$4,427	$3,843	$-	$32,237
Operating expenses	17,412	2,066	2,156	1,159	22,793
Depreciation expense	5,040	752	543	32	6,367
	-------------	------------	------------	------------	------------
Operating income (loss)	$1,515	$1,609	$1,144	$(1,191)	$3,077
	========	=======	=======	=======	=======

	North Sea	Southeast Asia	Americas	Other	Total
	----------------	--------------	---------------	--------------	-------------
	(In thousands)

Six Months ended June 30, 2005
Revenues	$78,929	$9,247	$11,230	$0	$99,406
Operating expenses	41,471	2,957	7,405	4,984	56,817
Depreciation expense	11,314	1,272	1,789	79	14,454
	-------------	------------	------------	------------	------------
Operating income (loss)	$26,144	$5,018	$2,036	$(5,063)	$28,135
	========	=======	=======	=======	=======
Total assets	$447,159	$31,172	$97,821	$33,314	$609,466

Six Months ended June 30, 2004
Revenues	$46,546	$8,993	$8,257	$0	$63,796
Operating expenses	37,593	3,909	4,292	2,252	48,046
Depreciation expense	10,421	1,215	1,086	66	12,788
	-------------	------------	------------	------------	------------
Operating income (loss)	$(1,468)	$3,869	$2,879	$(2,318)	$2,962
	========	=======	=======	=======	=======
Total assets	$457,962	$35,727	$32,333	$34,993	$561,015

(9)     SUBSEQUENT EVENTS

     August 1, 2005, we announced several vessel additions to our worldwide-operated fleet.

     We have elected to purchase the vessel where we held a first right of refusal. This vessel is an identical sister ship to the vessel we purchased earlier this year which is currently being built in China, a 5,150 BHP, 60 ton bollard pull AHTS (anchor handling, towing, supply vessel). The newest vessel is being constructed at the same shipyard at a price below $10 million, with delivery towards the middle of 2006. As with the previous contract, upon purchasing the vessel, we were granted a first right of refusal on a third vessel with somewhat different characteristics. Delivery of the third vessel would be in the latter half of 2006, should we exercise the option.

     We have also agreed to participate in a joint venture for the construction of a new design large platform supply vessel, a 4,850 deadweight ton, diesel electric powered Aker PSV09, with expected delivery in 2007. The cost of the vessel is approximately $30 million, and we will be the majority investor in the new venture, with an option to build an additional vessel of identical design. We will also have the right to purchase 100% of the vessel upon pre-agreed terms.

     We have undertaken the management of a UT 755L new construction vessel on behalf of a third party. The Portosalvo joined the fleet this week and started an 18 month term contract.

     Finally, we will start providing support services and commercial management for two additional newbuilds: (1) UP Esmeralda, a VS4408 platform supply vessel which has also joined the fleet and is operating under a term contract and (2) the UP Safira, a VS4408 sister ship to the Esmeralda, which is expected to arrive in the North Sea during mid-August and is currently being marketed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 35 vessels operating from the area. We also have 10 vessels operating in Southeast Asia, seven vessels in the Americas, two in India and one in West Africa. Our fleet has grown in both size and capability from original 11 vessels acquired in 1990 to our present level of 55 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 47 owned vessels, and eight managed vessels.

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

     In recent years, the North Sea market has been characterized by delivery of new higher capacity and specification vessels, which have generally left the region or replaced older vessels that transferred to other oil and natural gas service markets. During this time frame, despite consistently high commodity prices in the oil and natural gas industry, exploration and production activities by oil and natural gas companies have not increased according to historical precedent. These two factors led to lower utilization in the North Sea market during the period 2002-2004 than had been experienced in the last decade and applied downward pressure to day rates. Improvements in industry day rates, and more particularly in utilization during the third quarter and fourth quarters of 2004, indicated improving conditions. The results of the first and second quarters of 2005 indicate that this market has continued its recovery as new drilling programs and associated construction projects in both the Norwegian and UK sectors of the North Sea have been finalized and new programs identified. The other two markets in which we operate, Southeast Asia and Americas, have maintained consistent demand and relatively stable day rates. In addition to the one vessel we repositioned to the region from the North Sea early in 2004 and the two new vessels we mobilized to Mexico, there have been several vessel operators that have repositioned equipment into Southeast Asia, which may increase competition in the region in the future. In October 2004, we mobilized the frontrunner, the North Crusader, for our newly delivered Brazilian vessel, the Austral Abrolhos, to West Africa. We anticipate the Americas and Southeast Asia markets will continue to reflect the improved conditions in the coming months.

     The operations of our fleet are subject to seasonal factors. Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during November to February. During the first half of 2005, the typical pattern has not been evident as the demand for vessels in the region has been higher than in previous years during this period. We have usually accomplished the majority of our regulatory drydocks during the slower seasonal periods so as to minimize downtime during the traditional peak demand periods. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will influence the timing of drydocks throughout the year. As a result of the market conditions in the first quarter of 2005, we completed only three drydocks, three less than were originally contemplated. In the second quarter, we completed seven drydocks and began our eighth at the end of the quarter. At June 30, 2005, we are now essentially back on our original drydock plan for the year.

     We provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results; however, management fees are included in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	---------------------------------		---------------------------------
	2005	2004	2005	2004
	------------------	------------------	------------------	------------------
Revenues by Region (000's) (a):
North Sea Based Fleet (b)	$40,469	$23,967	$78,929	$46,546
Southeast Asia Based Fleet	4,790	4,427	9,247	8,993
Americas Based Fleet	6,081	3,843	11,230	8,257
	------------	-----------	-----------	-----------
Total	51,340	32,237	99,406	63,796
Rates Per Day Worked (a) (c):
North Sea Based Fleet (b)	$16,068	$10,935	$16,154	$10,707
Southeast Asia Based Fleet	5,679	4,761	5,709	4,960
Americas Based Fleet	13,382	11,674	12,530	12,158

Overall Utilization (a) (c):
North Sea Based Fleet	90.8%	81.0%	90.4%	77.4%
Southeast Asia Based Fleet	94.4%	78.4%	92.1%	81.6%
Americas Based Fleet	89.3%	91.9%	94.2%	94.4%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (b)	31.0	29.7	30.7	30.1
Southeast Asia Based Fleet	10.0	13.0	10.0	12.7
Americas Based Fleet	5.7	4.0	5.3	4.0
	------------------	------------------	------------------	------------------
Total	46.7	46.7	46.0	46.8
	===========	===========	===========	===========

     (a)     Includes all owned or bareboat chartered vessels.

     (b)     Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.856 and $1.808 for the quarters ended June 30, 2005 and 2004, respectively. The average rates for GBP were 1 GBP = $1.873 and $1.824 for the six months ended June 30, 2005 and 2004, respectively. The average rates for NOK were 1 US$=NOK 6.39 and NOK 6.86 for the quarters ended June 30, 2005 and 2004, respectively. The average rates for NOK were 1 US$ = NOK 6.34 and NOK 6.89 for the six months ended June 30, 2005 and 2004, respectively.

     (c)     Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

     (d)     Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2005 with the Three Months Ended June 30, 2004

     For the quarter ended June 30, 2005, we had a quarterly net income of $8.3 million, or $0.40 per diluted share, on the highest revenue for a quarter that we have ever achieved of $51.3 million. This compares to a net loss during the same period in 2004 of $1.1 million, or $0.06 per diluted share on revenues of $32.2 million.

     The increase in revenue of $19.1 million, compared to the same quarter a year ago, was primarily due to a $16.5 million improvement in North Sea revenue and a $2.2 million increase in Americas revenue. The North Sea revenue increase was derived primarily from $10.9 million in higher day rates, $16,068 per day in the second quarter of 2005 compared to $10,935 per day in the same quarter of 2004, and $4.0 million in higher capacity from vessels added to the fleet (Highland Citadel and Malavyia Eighteen), as well as the net benefit from vessels returning to the North Sea market. Utilization also increased from 81% in the second quarter of 2004 to 90.8% in the same quarter of 2005 resulting in a $1.6 million increase in revenue.

     Revenues for our Southeast Asia based fleet were slightly higher with $4.8 million in the second quarter of 2005 compared to $4.4 million in the second quarter of 2004. The increase was primarily due to increased day rate and utilization partially offset by the loss of the revenue from the sale of the Seawhip and Seawitch in the third quarter of 2004. Utilization increased from 78.4% in the 2004 quarter to 94.4% in the same 2005 quarter. Day rates increased from $4,761, in the 2004 quarter, to $5,679 in the 2005 quarter. The operating income for Southeast Asia was $2.3 million in the second quarter of 2005 compared to $1.6 million in the second quarter of 2004 due primarily to decreased operating expenses as a result of the sale of three of our older vessels in the second half of 2004.

     Our Americas revenues increased by $2.2 million, or 58% in the second quarter of 2005 compared to the second quarter of 2004, primarily as the result of the delivery, late in the third quarter of 2004, of the newbuild Austral Abrolhos in Brazil, the addition of two vessels on long-term contract from the North Sea in Brazil, and the start-up of the Mexican operations in the second quarter of 2005. The Brazil activity was partially offset by the conclusion of a contract for a vessel, subsequently mobilized back to the North Sea, and the frontrunner vessel being mobilized to West Africa once the Austral Abrolhos began operations. Day rates increased by $1,708 per day, from $11,674 in the second quarter of 2004 to $13,382 in the second quarter of 2005. The operating income for the Americas decreased from $1.1 million in the second quarter of 2004 to $0.7 million in the second quarter of 2005 due primarily to increased drydock expenditures.

     Operating income of $13.1 million in the second quarter of 2005 increased $10.0 million from the second quarter of 2004. This increase was due to increased revenue of $19.1 million offset by increased direct operating expenses of $4.1 million, higher drydock expenses of $1.3 million, increased general and administrative expenses of $2.0 million due largely to higher expenses as a result of the application of Sarbanes Oxley Section 404 internal control requirements, an increase in bareboat fees of $0.8 million. Depreciation also increased by $0.9 million in the second quarter of 2005 due primarily to the delivery of the Austral Abrolhos, the addition of the Highland Citadel during the second half of 2004 and delivery of the Coloso and Titan in the second quarter of 2005.

     Other expenses in the second quarter of 2005 included an increase of $0.7 million in interest expense over the same quarter in 2004, mainly attributable to higher borrowings. This was offset by $0.8 million of other expense primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the NOK strengthened against the GBP during the second quarter of 2005.

     Our income tax provision for the second quarter of 2005 was $0.8 million compared to an income tax benefit for the second quarter of 2004 of $0.1 million resulting from increased earnings in 2005 compared to 2004.

Comparison of the Six Months Ended June 30, 2005 with the Six Months Ended June 30, 2004

     For the six months ended June 30, 2005, we had net income of $17.2 million, or $0.83 per diluted share, on revenues of $99.4 million. The net loss during the same period in 2004 was $13.3 million, or $0.67 per diluted share, on revenues of $63.8 million.

     The increase of $35.6 million or 56% in revenues compared to the same period a year ago was mainly due to an increase in day rates which contributed $22.6 million, primarily as a result of improved market conditions and favorable currency translation offsets. Higher capacity contributed $6.7 million due to the addition of the Austral Abrolhos in the third quarter 2004, the Highland Citadel in the fourth quarter 2004, the bareboat chartered vessel Malavyia Eighteen late in the first quarter of 2005, and the Coloso and Titan in the second quarter 2005. Higher utilization, primarily in the North Sea and Southeast Asia, attributed to $5.9 million of the increase.

     North Sea revenues increased $32.4 million or 69.6% year over year. An increase in day rates attributed to $21.6 million of the increase as the average rate per day worked increased from $10,707 for the first half of 2004 to $16,154 for the first half of 2005, including $2.1 million in favorable currency effects. Higher utilization, in addition to increased capacity from new vessels and vessels transferred back into the region, increased revenues $5.1 million and $5.4 million, respectively.

     Revenues for our Southeast Asia based fleet increased 3%, from $9.0 million in the first six months of 2004 to $9.2 million in the same 2005 period. The $0.2 million increase was primarily attributable to an increase in utilization, from 81.6% in 2004 to 92.1% in 2005, and to increased average day rates of $4,960 to $5,709. This increase was partially offset with decreased capacity with the sale of the Seawhip, Seawitch and Sea Conquest.

     Our Americas revenues increased 36% from $8.3 million in 2004 to $11.2 million in 2005. The $2.9 million increase was primarily the result of a capacity increase of $2.3 million related to the addition of the Austral Abrolhos, Coloso and Titan offset in part by the net effect of vessels transferred out of the region. An increase in day rate from $12,158 in the first six months of 2004 to $12,530 in the same 2005 period contributed $0.6 million of the increase in the second quarter of 2005.

     Operating income increased to $28.1 million in the six month period ended June 30, 2005 from $3.0 million for the same period one year ago. This increase was due to increases in revenue of $35.6 million offset by increased operating expenses of $8.8 million with $3.6 million attributed to increased corporate overhead, and increased depreciation expenses of $1.7 million due to the addition of new vessels.

     In the six months ended June 30, 2005, other expenses of $9.8 million included a $1.3 million increase in interest expense when compared to the same period in 2004. The negative variance was attributable to increase borrowings compared to last year.

     Our income tax provision for the first half of 2005 was $1.2 million compared to a provision of $0.5 million for the same 2004 period due to increased earnings in 2005 compared to 2004.

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

     At June 30, 2005, we had total debt of $259.8 million, consisting of approximately $159.4 million of 7.75% senior notes, $15.4 million related to certain vessel mortgages, and $85.0 million under our credit facilities.

     Net working capital at June 30, 2005 was $26.2 million, including $26.1 million in cash and cash equivalents. Net cash provided by operating activities increased by $15.9 million to $26.1 million for the quarter ended June 30, 2005. This increase was mainly due to improved financial performance in the second quarter of 2005.  Net cash used in investing activities was $8.3 million and $6.5 million for the six months ended June 30, 2005 and 2004, respectively.

     As of June 30, 2005, the total outstanding under our $100 million credit facility was $77.0 million. In the third quarter of 2004, our $100 million credit facility began its $4 million quarterly reduction phase, which cumulatively has reduced the total available to $84 million. Our $50 million acquisition credit facility had $8 million outstanding as of June 30, 2005. The weighted average interest rate of our $100 million credit facility as of June 30, 2005 was 6.1% and the weighted average interest rate of our $50 million acquisition credit facility was 4.29%. Total debt repayments were $5.7 million during the second quarter of 2005, and there were no borrowings during the quarter. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio, and a minimum net worth. We are currently in compliance, however, we cannot give assurance that the results of operations will result in compliance in future periods.

     The tonnage tax regimes in both Norway and the UK reduce the cash required for taxes in each of these regions. In other regions, accelerated depreciation has minimized the cash requirements for income taxes.

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

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the six months ended June 30, 2005, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.34, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.873. The average exchange rates in the comparable 2004 period were 1 USD = 6.89 NOK and 1 GBP=$1.824. Our North Sea based fleet generated $78.9 million in revenues and $26.2 million in operating income for the six months ended June 30, 2005.

     Reflected in the accompanying balance sheet as of June 30, 2005, is a $55.4 million cumulative translation adjustment, which fluctuates, based on differences primarily in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

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

    risk of war, sabotage or terrorism,

    assumptions concerning competition,

    risks of currency fluctuations, and

    other matters

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

     We cannot assure you that we have accurately identified and properly weighed all of the factors, which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct, or that the strategy based on that analysis will be successful.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of July 8, 2005, the fair value of these notes, based on quoted market prices, was approximately $163.4 million compared to a carrying amount of $159.4 million.

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

     Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms despite the material weaknesses in our internal controls identified at December 31, 2004 discussed below.

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

Remediation of the Material Weaknesses in Internal Control over Financial Reporting.

     We previously reported in our Annual Report on Form 10-K/A and the Form 10-Q for periods ended December 31, 2004 and March 31, 2005, respectively, that we had begun to implement a remediation program, including the establishment of additional controls, that are intended to strengthen our financial reporting and to specifically address the identified material weaknesses. This program and the enhanced controls included:

    Financial statement close process. As previously reported, we have enhanced our corporate accounting function by creating and filling several new positions, including those of Accounting Manager and Assistant Controller-Financial Reporting, to provide greater review and analysis of financial results at both the corporate and subsidiary levels. Further, in the second quarter 2005, we filled two newly created positions, an Internal Audit Director and an Information Technology Director. The Internal Audit Director will coordinate the ongoing monitoring of Sarbanes Oxley compliance and perform financial and operational audits. The Information Technology Director will implement a global information technology strategy for us, and will play a major role in the evaluation of our accounting system as we look to improve the automation of both foreign currency and intercompany transactions. Overall, the newly hired staff will bring experience and skills related to the review and analysis of complex activity in large multi-national companies. Further, an outside consultant continues to evaluate and assist us in establishing improved controls over the process associated with intercompany transactions. The consultant has and will continue to assist in the training of the new and existing personnel in the execution of the controls and processes so established.

    Translation and transaction effects of foreign currency exchange. An outside consultant has assisted us in implementing procedures to continue to analyze the foreign currency impact on our intercompany and third party transactions. In addition, the consultant has trained our staff to identify, segregate, analyze and measure the foreign currency impact on these transactions in the future. We have had a preliminary review of the capability of our system to automate the calculation and recording of foreign currency effects at the transaction level and determined that a system upgrade will be capable of automating some, but not all, of these processes. Where these processes cannot be automated, we will establish processes to ensure proper review of the required calculations. These steps will enable the appropriate measurement of the foreign currency translation and transaction impact on our consolidated financial statements.

    Taxes related to new Brazilian operations. We are in the process of actively interviewing to hire a Corporate Tax Manager. The successful candidate will have a minimum of ten years experience in international tax matters and will ideally have multinational taxation experience as well. This individual will be responsible for the analysis and monitoring of the related taxes in all of our existing tax jurisdictions. We have in the past used, and we intend to continue to use, third-party tax service providers for the more complex areas of our income tax accounting. The addition to the staff will provide for an appropriate level of research, analysis and review of complex international tax issues related to our existing and future tax jurisdictions.

     We believe that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2004. Since many of these steps to remediate the material weaknesses are very recent and because they relate, in large part, to the hiring and training of additional personnel, the successful operation of these controls for at least several quarters will be required prior to us being able to conclude that the material weaknesses have been eliminated. We will continue to assess the adequacy of our finance and accounting organization and its ability to deal with financial reporting and tax matters in the future. Should additional staff be required as the result of our assessment, we are committed to augmenting the existing staff to provide the expertise necessary to eliminate identified material weaknesses and to address deficiencies that may arise in the future.

     Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 5.     SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     At the Company's Annual meeting of Stockholders held on May 19, 2005, the stockholders of the Company approved the election of all nominated directors as follows:

Nominee	In Favor	Withheld
------------------------	--------------	--------------
David J. Butters	14,176,256	4,597,352
Peter I. Bijur	15,487,134	3,286,474
Marshall A. Crowe	15,487,134	3,286,474
Louis S. Gimbel, 3rd	15,385,224	3,388,384
Sheldon S. Gordon	15,485,697	3,287,911
Robert B. Millard	15,498,579	3,275,029
Bruce A. Streeter	15,497,531	3,276,077

     At the Company's Annual meeting of Stockholders held on May 19, 2005, the stockholders of the Company approved the proposed Non-Employee Director Incentive Plan as follows:

For	Against	Abstained	Broker Non-Vote
-----------	----------	-------------	---------------------
13,385,346	1,220,143	813,620	3,354,499

     At the Company's Annual meeting of Stockholders held on May 19, 2005, the stockholders of the Company approved the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2005 as follows:

For	Against	Abstained
-----------	----------	-------------
18,508,613	214,511	50,484

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
Date:   Aug 09, 2005

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith