Form 10-Q
period 2005-09-30
GULFMARK OFFSHORE INC
filed 2005-11-08
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

YES /X/          NO /   /

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES /   /          NO /X/

     Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 08, 2005: 20,318,416

(Exhibit Index Located on Page 21)

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	--------------------	------------------
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,914	$17,529
Trade accounts receivable, net of allowance for doubtful accounts of $243 in 2005 and $1,280 in 2004	48,907	34,627
Other accounts receivable	2,044	3,168
Prepaids and other	2,361	2,160
	--------------------	------------------
Total current assets	71,226	57,484

VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $150,966 in 2005 and $139,457 in 2004	495,128	520,574
CONSTRUCTION IN PROGRESS	2,822	18,404
GOODWILL	28,017	30,218
DEFERRED COSTS AND OTHER ASSETS	5,463	6,038
	--------------------	------------------
TOTAL ASSETS	$602,656	$632,718
	============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,263	$19,494
Accounts payable	15,089	14,808
Accrued personnel costs	7,074	7,320
Accrued interest expense	3,592	5,981
Other accrued liabilities	2,350	1,933
	--------------------	------------------
Total current liabilities	31,368	49,536
	--------------------	------------------
LONG-TERM DEBT	239,635	258,022
DEFERRED TAX LIABILITIES	8,426	9,003
OTHER LIABILITIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 20,318 and 20,133 shares issued and outstanding, respectively	201	201
Additional paid-in capital	124,129	122,105
Treasury stock	(1,815)	(1,344)
Deferred compensation expense	1,815	1,344
Retained earnings	144,827	114,614
Cumulative translation adjustment	54,070	79,237
	--------------------	------------------
Total stockholders' equity	323,227	316,157
	--------------------	------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$602,656	$632,718
	============	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	--------------------------		--------------------------
	2005	2004	2005	2004
	------------	----------	------------	----------
	(In thousands, except per share amounts)

REVENUES	$53,048	$34,092	$152,454	$97,888
COSTS AND EXPENSES:
Direct operating expenses	20,044	16,446	60,236	51,987
Drydock expense	1,497	1,249	6,656	6,273
Bareboat charter expense	1,056	-	2,819	1,410
General and administrative expenses	4,684	4,322	14,387	10,393
Depreciation expense	7,260	6,376	21,714	19,164
	------------	------------	------------	------------
Total costs and expenses	34,541	28,393	105,812	89,227
	------------	------------	------------	------------
OPERATING INCOME	18,507	5,699	46,642	8,661

OTHER INCOME (EXPENSE):
Interest expense	(4,657)	(4,281)	(14,190)	(12,520)
Interest income	78	46	309	130
Debt refinancing cost	-	(6,524)	-	(6,524)
Foreign currency gain (loss) and other	162	2,757	(306)	2,449
	------------	------------	------------	------------
Total other income (expenses)	(4,417)	(8,002)	(14,187)	(16,465)
	------------	------------	------------	------------
Income (loss) before income taxes and cumulative effect of change in accounting principle	14,090	(2,303)	32,455	(7,804)
Income tax (provision) benefit	(1,058)	2,091	(2,242)	1,585
	------------	------------	------------	------------
Income (loss) before cumulative effect of change in accounting principle	13,032	(212)	30,213	(6,219)
Cumulative effect on prior years of change in accounting principle - net of $773 related tax effect	-	-	-	(7,309)
	------------	------------	------------	------------
NET INCOME (LOSS)	$13,032	$(212)	$30,213	$(13,528)
	=======	=======	=======	=======
EARNINGS (LOSS) PER SHARE:
Basic - before cumulative effect of change in accounting principle	$0.65	(0.01)	$1.51	(0.31)
Cumulative effect on prior years of change in accounting principle	-	-	-	(0.37)
	------------	------------	------------	------------
Net income (loss)	$0.65	(0.01)	$1.51	(0.68)

Diluted - before cumulative effect of change in accounting principle	$0.63	(0.01)	$1.46	(0.31)
Cumulative effect on prior years of change in accounting principle	-	-	-	(0.37)
	------------	------------	------------	------------
Net income (loss)	$0.63	(0.01)	$1.46	(0.68)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,046	19,940	20,028	19,938
Diluted	20,723	19,940	20,699	19,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	----------------------------
	2005	2004
	------------	-----------
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,213	$(13,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	21,714	19,164
Redemption premium on early extinguishment of debt	-	4,442
Extinguishment of deferred financing costs on old debt	-	2,082
Gain (loss) on sale of assets	-	(2,106)
Disposition of assets	17	-
Amortization of stock based compensation	385	200
Amortization of deferred financing costs on debt	774	365
Provision for doubtful accounts	127	-
Deferred income tax provision (benefit)	(280)	(1,893)
Foreign currency transaction loss	913	501
Cumulative effect of change in accounting principle, net of tax	-	7,309
Change in operating assets and liabilities:
Accounts receivable	(17,125)	3,360
Prepaids and other	679	1,172
Accounts payable	896	(1,637)
Accrued liabilities and other	(2,323)	(4,847)
	------------	------------
Net cash provided by operating activities	35,990	14,584
	------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(10,753)	(21,937)
Proceeds from disposition of vessels and equipment	-	5,855
	------------	------------
Net cash used in investing activities	(10,753)	(16,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	275	160,120
Repayments of debt	(26,630)	(151,054)
Redemption premium on early extinguishment of debt	-	(4,442)
Proceeds from exercise of stock options	1,109	175
Proceeds from issuance of stock	234	210
	------------	------------
Net cash used in financing activities	(25,012)	5,009

Effect of exchange rate changes on cash	160	951
	------------	------------
NET INCREASE IN CASH AND CASH EQUIVALENTS	385	4,462

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	17,529	8,336
	------------	------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$17,914	$12,798
	=======	=======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$15,357	$7,114
	=======	=======
Income taxes paid	$2,223	$321
	=======	=======

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

     In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments, necessary to present fairly the financial statements for the periods indicated have been made. All significant intercompany accounts and transactions between GulfMark and its subsidiaries have been eliminated. Certain reclassifications of previously reported information have been made to conform with the current year presentation. Effective January 1, 2004, we began expensing the costs associated with the periodic requirements of the various classification societies, which require each vessel to be placed in drydock twice in a five-year period. Previously, costs incurred in connection with the dry dockings were capitalized and amortized over 30 months, which approximated the period between dry dockings. The effect of this change was to decrease the net loss in the third quarter of 2004 by $0.3 million or $0.02 per diluted share.

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

     Basic Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the three months and nine months ended September 30, 2004, the common stock equivalents are excluded as their effect is anti-dilutive. The details of the EPS calculation for the three months and nine months ended September 30, 2005 are as follows (in thousands except per share data):

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	-----------------------------------------------			------------------------------------------
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	--------	---------	-------------	--------	--------	-----------
Net income per share, basic	$13,032	20,046	$0.65	$30,213	20,028	$1.51
Dilutive effect of common stock options		677			671
	--------	---------	---------	--------	--------	---------
Net income per share, diluted	$13,032	20,723	$0.63	$30,213	20,699	$1.46
	=====	=====	=======	=====	=====	=======

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	-----------------------------		---------------------------
	2005	2004	2005	2004
	---------	----------	---------	---------
Net Income (Loss) as reported	$13,032	$(212)	$30,213	$(13,528)

Employee stock based compensation included in net income, net of tax	101	75	254	132
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(109)	(134)	(307)	(386)
	--------	----------	--------	----------
Pro forma net income (loss)	$13,024	$(271)	$30,160	$(13,782)
	=====	======	=====	======
Per Share Information:
Basic, As reported	$0.65	$(0.01)	$1.51	$(0.68)
Basic, Pro forma	$0.65	$(0.01)	$1.51	$(0.69)

Diluted, As reported	$0.63	$(0.01)	$1.46	$(0.68)
Diluted, Pro forma	$0.63	$(0.01)	$1.46	$(0.69)

(3)     COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	------------------------------		----------------------------
	(In thousands)

	2005	2004	2005	2004
	------------	----------	------------	----------

Net income (loss)	$13,032	$(212)	$30,213	$(13,528)
Foreign currency translation adjustments, net of tax of $0 for 2005 and 2004	(1,334)	2,638	(25,167)	(1,350)
	-----------	-----------	-----------	-----------
Comprehensive income (loss)	$11,698	$2,426	$5,046	$(14,878)
	========	======	========	======

     Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(4)     VESSEL ACQUISITIONS

     In May 2005, we signed a purchase agreement for a new 5,150 BHP, 60 Ton Bollard Pull AHTS (anchor handling towing supply vessel) currently being constructed in China at a cost of approximately $10.0 million. This vessel was delivered in October 2005 and deployed to the Southeast Asia market where there is a growing requirement for newer, more technologically advanced vessels. We also have exercised our first right of refusal on an identical vessel that is due to be delivered in the first half of 2006. The addition of this new vessel is part of the evolution of our Southeast Asia fleet. This vessel, in addition to the units previously transferred to the region, will enhance and expand our capacity to meet customer needs in Southeast Asia. As of September 30, 2005, we had paid $1.9 million, on these two vessels, with $8.2 million due on delivery of the first vessel in October 2005. We also have been granted a first right of refusal on a third vessel with somewhat different characteristics. We expect that we would take delivery of this vessel in the latter half of 2006, should we exercise the option.

     Interest is capitalized in connection with the construction of vessels. During the three month periods ended September 30, 2005 and 2004, $0.03 million and $0.4 million, respectively were capitalized in connection with the construction of vessels. During the nine month period ended September 30, 2005 and 2004, $0.6 million and $1.3 million, respectively, were capitalized.

     We have also agreed to participate in a joint venture with Aker Brattvaag A.S. ("Aker") for the construction of a new design large platform supply vessel, a 4,850 deadweight ton, diesel electric powered Aker PSV09, with expected delivery in 2007. The cost of the vessel is approximately $30 million, and we will be the majority investor in the new venture, with an option to build an additional vessel of identical design. We will also have the right to purchase 100% of the vessel upon pre-agreed terms. The construction cost is based on a fixed price contract denominated in Norwegian Kroner. The joint venture is consolidated in the financial statements and has currently paid $0.9 million on the vessel. Since the buy-out has financing characteristics, the minority interest is classified as a liability. On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk. This forward contract is designated as a fair value hedge and expected to be highly effective as the terms of the forward contract is generally the same as the purchase commitment. Any gains or losses resulting from changes in the fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there should be no net impact on the income statement.

     We have undertaken the management of a UT 755L new construction vessel, the Portosalvo, on behalf of a third party, which joined the fleet in August and started an 18 month term contract operating in the North Sea. Additionally, we are providing support services and commercial management for two additional newbuilds (1) UP Esmeralda, a VS4408 platform supply vessel which joined the fleet, and is operating under a term contract and (2) the UP Safira, a VS4408 sister ship to the Esmeralda which arrived in the North Sea during mid-August.

(5)     INCOME TAXES

     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any U.S. federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax income/loss and the tax provision or benefit. Our North Sea operations based in the United Kingdom ("UK") and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. This tax replaces the regular corporate tax with one based on a deemed profit per net vessel ton, significantly lowering the tax rate for these jurisdictions. Since a significant portion of our income is concentrated in the lower tax jurisdictions, our blended rate is significantly less than the U.S. tax rate. Our income tax provision for the quarter ended September 30, 2005 was $1.1 million. We are in the process of evaluating tax strategies as it relates to the American Jobs Creation Act and reform related to foreign shipping income. The impact on earnings as it relates to our organizational structure is still under evaluation.

(6)     COMMITMENTS AND CONTINGENCIES

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

     One of our subsidiaries is a participating employer in an industry-wide multi-employer retirement fund in an international area. We have learned that the fund's deficit may ultimately require contributions from the participating employers throughout the industry. The contribution that may be required from us will depend on a number of factors including a current calculation of the total fund deficit, the number of participating employers and an allocation of the required contributions to participating employers, among others. As of the end of October 2005, we have paid, under protest and with a request for additional information, an installment payment of approximately $224,000, which has been included in direct operating expenses for the third quarter 2005. We are currently unable to determine the outcome of this matter and the related impact it might have on our financial condition and future results of operations.

(7)     OPERATING SEGMENT INFORMATION

     We operate three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131. In prior years, we reported all operations in a single segment. In 2004, our segment reporting was changed to conform to the manner in which our chief operating decision maker reviews, and we manage, our business.

     Management evaluates segment performance primarily based on operating income where the vessels operate. Cash and cash equivalents and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Management considers segment operating income to be a good indicator of each segment's operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment's operating income is summarized in the following table, and detailed discussions follow.

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	----------------	--------------	---------------	--------------	-------------
	(In thousands)

Quarter ended September 30, 2005
Revenues	$42,187	$4,613	$6,248	$-	$53,048
Operating expenses	18,230	1,458	3,477	2,619	25,784
Drydock expense	861	541	95	$-	1,497
Depreciation expense	5,476	646	1,085	53	7,260
	-------------	------------	------------	------------	------------
Operating income (loss)	$17,620	$1,968	$1,591	$(2,672)	$18,507
	========	=======	=======	=======	=======

Quarter ended September 30, 2004
Revenues	$24,950	$3,868	$5,274	$-	$34,092
Operating expenses	14,156	1,655	2,456	2,501	20,768
Drydock expense	1,084	116	49	$-	1,249
Depreciation expense	4,881	631	822	42	6,376
	-------------	------------	------------	------------	------------
Operating income (loss)	$4,829	$1,466	$1,947	$(2,543)	$5,699
	========	=======	=======	=======	=======

	North Sea	Southeast Asia	Americas	Other	Total
	----------------	--------------	---------------	--------------	-------------
	(In thousands)

Nine Months ended September 30, 2005
Revenues	$121,116	$13,860	$17,478	$-	$152,454
Operating expenses	55,527	4,336	9,976	7,603	77,442
Drydock expense	5,035	620	1,001	$-	6,656
Depreciation expense	16,790	1,918	2,874	132	21,714
	-------------	------------	------------	------------	------------
Operating income (loss)	$43,764	$6,986	$3,627	$(7,735)	$46,642
	========	=======	=======	=======	=======
Total assets	$447,716	$30,611	$99,223	$25,106	$602,656

Nine Months ended September 30, 2004
Revenues	$71,496	$12,861	$13,531	$-	$97,888
Operating expenses	47,320	5,211	6,506	4,753	63,790
Drydock expense	5,513	469	291	$-	6,273
Depreciation expense	15,303	1,847	1,908	106	19,164
	-------------	------------	------------	------------	------------
Operating income (loss)	$3,360	$5,334	$4,826	$(4,859)	$8,661
	========	=======	=======	=======	=======
Total assets	$431,375	$32,787	$79,613	$32,293	$576,068

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 37 vessels operating from the area. We also have 10 vessels operating in Southeast Asia, seven vessels in the Americas, two in India and one in West Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 57 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. On October 11, 2005 we took delivery of the first newbuild vessel built in China which is operating in Southeast Asia, increasing the number of owned vessels in our fleet to 48, for a total of 58 including ten managed vessels.

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

     During recent years, the level of offshore exploration, development and production activity has been volatile. Currently, there is a period of high prices for oil and natural gas, and oil and natural gas companies have increased their exploration and development activities. This activity increase began in the second half of 2004 after reduced levels of activity were experienced in 2002-2004.

     The operations of our fleet are subject to seasonal factors. Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during November to February. During the first half of 2005, however, the typical pattern was not evident as the demand for vessels in the region was higher than in previous years during this period. We usually accomplished the majority of our regulatory dry docks during the slower seasonal periods so as to minimize downtime during the traditional peak demand periods. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will influence the timing of dry docks throughout the year. As a result of the market conditions in the first quarter of 2005, we completed only three dry docks, three less than were originally planned. In the second quarter, we completed seven dry docks and began our eighth at the end of the quarter. In the third quarter of 2005, we completed four dry docks for a total of fourteen through the first nine months. Although twenty-one dry docks were budgeted for 2005, it is likely that only six dry docks will be completed in the four quarter. Several of those could be delayed until the first quarter of 2006 should contractual requirements so dictate.

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

Results of Operations

     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. Our fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	---------------------------------		---------------------------------
	2005	2004	2005	2004
	------------------	------------------	------------------	------------------
Revenues by Region (000's) (a):
North Sea Based Fleet (b)	$42,187	$24,950	$121,116	$71,496
Southeast Asia Based Fleet	4,613	3,868	13,860	12,861
Americas Based Fleet	6,248	5,274	17,478	13,531
	------------	-----------	-----------	-----------
Total	53,048	34,092	152,454	97,888
Rates Per Day Worked (a) (c):
North Sea Based Fleet (b)	$16,149	$11,301	$16,152	$10,889
Southeast Asia Based Fleet	5,808	5,203	5,742	5,015
Americas Based Fleet	10,294	12,493	11,614	12,275

Overall Utilization (a) (c):
North Sea Based Fleet	93.2%	85.8%	91.4%	79.9%
Southeast Asia Based Fleet	88.0%	76.0%	90.7%	80.1%
Americas Based Fleet	98.0%	84.2%	95.7%	90.3%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet	31.0	27.7	30.8	29.4
Southeast Asia Based Fleet	10.0	11.4	10.0	12.3
Americas Based Fleet	7.0	5.5	5.9	4.5
	------------------	------------------	------------------	------------------
Total	48.0	44.6	46.7	46.2
	===========	===========	===========	===========

     (a)     Includes all owned or bareboat chartered vessels.

     (b)     Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.785 and $1.819 for the quarters ended September 30, 2005 and 2004, respectively. The average rates for GBP were 1 GBP = $1.844 and $1.822 for the nine months ended September 30, 2005 and 2004, respectively. The average rates for NOK were 1 US$=NOK 6.46 and NOK 6.86 for the quarters ended September 30, 2005 and 2004, respectively. The average rates for NOK were 1 US$ = NOK 6.38 and NOK 6.88 for the nine months ended September 30, 2005 and 2004, respectively.

     (c)     Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

     (d)     Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat chartered vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2005 with the Three Months Ended September 30, 2004

     Net income for the quarter ended September 30, 2005 was a record breaking $13.0 million, or $0.63 per diluted share. This compares to a net loss of $0.2 million, or $0.01 loss per diluted share for the same quarter of 2004.  Revenue for the quarter was $53.0 million is the highest we have ever reported. This compares to $34.1 million for the comparable quarter of 2004. The increase of $18.9 million, or 55.6%, was primarily due to a $17.2 million improvement in the North Sea operations.

     Revenue in the North Sea based fleet was due to higher day rates, which contributed $10.9 million as they increased from $11,301 per day to $16,149 per day in the third quarter of 2004 and 2005, respectively. Higher capacity from the addition of vessels to the fleet (Highland Citadel and Malavyia Eighteen) and vessels returning to the North Sea market contributed $5.1 million. Utilization increased from 85.8% in the third quarter of 2004 to 93.2% in the same quarter of 2005, which contributed $1.2 million to the increase in revenue.

     Revenue for the Southeast Asia based fleet increased from $3.9 million in the third quarter of 2004 to $4.6 million in third quarter of 2005. The increase was primarily due to increased day rates ($5,203 in 2004 and $5,808 in 2005) and utilization (76.0% in 2004 and 88.0% in 2005), partially offset by decreased capacity as a result of the sale of the Sea Conquest, Seawhip and Seawitch in the third quarter of 2004. Operating income for Southeast Asia increased to $2.0 million in the third quarter of 2005 from $1.5 million in the third quarter of 2004, primarily due to increased revenue and slightly lower operating costs related to the vessels sold in 2004, partially offset by an increase in dry dock expenses.

     The Americas based fleet revenue increased 18.5% to $6.2 million from the prior year quarter, primarily as a result of increased capacity resulting from the additions of the newbuild Austral Abrolhos in Brazil in late September 2004 and the start up of the Mexican operations in the second quarter of 2005 partially offset by the return of the North Crusader and the Highland Piper to the North Sea based fleet. This was partially offset by a decline in average day rates from $12,493 in the third quarter of 2004 to $10,294 in the third quarter of 2005 caused principally by the averaging effect on day rates of the addition of the new Mexican vessels. Operating income decreased from $1.9 million in the third quarter of 2004 to $1.6 million in the third quarter of 2005 primarily resulting from higher salaries and travel costs.

     Operating income increased $12.8 million from $5.7 million in the third quarter of 2004 to $18.5 million in the third quarter of 2005. This increase was due to increased revenue of $18.9 million, offset by increased direct operating expenses of $3.6 million, primarily salaries and crew travel expenses, bareboat fees of $1.1 million that did not occur in 2004 and higher depreciation (addition of new vessels) of $0.9 million.

     Other expense of $4.4 million reported in the third quarter of 2005 decreased $3.6 million from the prior year quarter, resulting from a decrease in debt refinancing cost of $6.5 million offset by a gain on sale of assets totaling $2.8 million, which occurred in the third quarter of 2004.

     Our income tax provision for the third quarter of 2005 was $1.1 million, compared to an income tax benefit for the third quarter of 2004 of $2.1 million resulting from increased earnings in the third quarter of 2005 compared to 2004.

Comparison of the Nine Months Ended September 30, 2005 with the Nine Months Ended September 30, 2004

     Net income for the nine months ended September 30, 2005 was $30.2 million, or $1.46 per diluted share. This compares to a net loss of $13.5 million, or $0.68 per diluted share for the same period of 2004. Revenue increased 55.7% from $97.9 million for the first nine months of 2004 to a record high of $152.5 million in the same period of 2005.

     The revenue increase of $54.6 million, compared to the first nine months in 2004, was primarily due to an increase in day rates on improved market conditions which contributed $32.3 million. Higher capacity from the addition of Austral Abrolhos in the third quarter of 2004, the Highland Citadel in the fourth quarter of 2004, the bareboat chartered vessel Malavyia Eighteen late in the first quarter of 2005, and the Coloso and Titan in the second quarter of 2005 contributed $12.3 million. Utilization increased in all regions from year to year and contributed $7.0 million to the increase in revenue.

     North Sea revenue increased $49.6 million, or 69.4% year over year. Day rates increased from $10,889 for the nine months of 2004 to $16,152 in 2005 and contributed $34.7 million to the increase of revenue. Higher utilization (79.9% in 2004 versus 91.4% in 2005) and increased capacity from the addition of new vessels and vessels transferred back into the region increased revenues $7.0 million and $10.3 million, respectively for the nine months ended September 30, 2005.

     Revenue for the Southeast Asia based fleet increased 7.8% from $12.9 million in the first nine months of 2004 to $13.9 million in the same period of 2005. The $1.0 million increase was primarily due to increased utilization (80.1% in 2004 versus 90.7% in 2005) and increased day rates ($5,015 in 2004 versus $5,742 in 2005). This increase was partially offset by decreased capacity as a result of the sale of the Seawhip, Seawitch and Sea Conquest.

     The Americas base fleet revenue increased 29.1% from $13.5 million to $17.5 million from 2004 to 2005 due to increased capacity, resulting from the additions of the Austral Abrolhos, in late September 2004 and the Coloso and Titan in June 2005, partially offset by the net effect of vessels transferred out of the region. Utilization increased from 90.3% in 2004 to 95.7% in 2005 and contributed $0.7 million to the increase in revenue.

     Operating income increased $37.9 million from $8.7 million in the nine months of 2004 to $46.6 million in the same period of 2005. This increase was due to increased revenue of $54.6 million, offset by increased operating expenses of $16.6 million, which included direct operating expenses of $8.2 million, corporate overhead of $4.0 million and higher depreciation expense of $2.6 million due to the addition of new vessels.

     Other expense decreased from $16.5 million in 2004 to $14.2 million in 2005. This was primarily due to a decrease in debt financing cost of $6.5 million, partially offset by $2.1 million, primarily related to a gain on the sale of assets which occurred in the third quarter of 2004 and increased interest expense of $1.7 million in 2005, attributable to increased borrowing.

     Our income tax provision for the nine months of 2005 was $2.2 million compared to a benefit of $1.6 million for the same 2004 period, due to increased earnings in 2005 compared to 2004.

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

     At September 30, 2005, we had total debt of $242.9 million, consisting of approximately $159.4 million of 7.75% senior notes, $14.1 million related to certain vessel mortgages, $0.3 million related to the Aker Joint Venture capital contribution for the construction of the Aker PSV09 vessel, and $69.1 million under our credit facilities.

     Net working capital at September 30, 2005 was $39.9 million, including $17.9 million in cash and cash equivalents. Net cash provided by operating activities increased by $9.9 million to $36.0 million for the quarter ended September 30, 2005. This increase was mainly due to improved financial performance in the third quarter of 2005.  Net cash used in investing activities was $10.7 million and $16.1 million for the nine months ended September 30, 2005 and 2004, respectively.

     As of September 30, 2005, the total outstanding under our $100 million credit facility was $61.2 million. In the third quarter of 2004, our $100 million credit facility began its $4 million quarterly reduction phase, which cumulatively has reduced the total available to $80 million. Our $50 million acquisition credit facility had GBP 4.5 million (equivalent to $7.9 million) outstanding as of September 30, 2005. The weighted average interest rate of our $100 million credit facility as of September 30, 2005 was 5.9% and the weighted average interest rate of our $50 million acquisition credit facility was 5.8%. Total debt repayments were $16.4 million during the third quarter of 2005, and there were no borrowings during the quarter. We are required, on a consolidated basis, not to exceed a maximum leverage ratio and to maintain a specified interest coverage ratio, and a minimum net worth. We are currently in compliance with those covenants, however, we cannot give assurance that the results of operations will result in compliance in future periods.

     Our participation in the tonnage tax regimes in both Norway and the UK reduces our cash requirements for taxes in each of these regions. In other regions, accelerated depreciation has minimized our cash requirements for income taxes.

     We believe that our current level of cash on hand, cash flows from operations, and availability under our credit facility will be adequate to repay our debts due and will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Currency Fluctuations and Inflation

     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

     Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the nine months ended September 30, 2005, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.38, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.844. The average exchange rates in the comparable 2004 period were 1 USD = 6.88 NOK and 1 GBP=$1.822. Our North Sea based fleet generated $121.1 million in revenues and $43.8 million in operating income for the nine months ended September 30, 2005.

     Reflected in the accompanying balance sheet as of September 30, 2005, is a $54.1 million cumulative translation adjustment, which fluctuates, based on differences primarily in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

     During the fourth quarter of 2003, we converted the outstanding balance on our $100 million credit facility to GBP in order to match the primary currency of the revenue stream for the collateral vessels. Also in the third quarter 2005, we converted the $50 million acquisition credit facility to GBP. Our remaining debt is denominated in U.S. Dollars. After evaluating the remaining U.S. Dollar debt, we have determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions. Our decision is based on a number of factors, including among others:

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

     We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results. On September 30, 2005 we engaged in a contract to hedge a specific obligation to make payments in Norwegian Kroner related to a new vessel under construction effectively fixing our purchase prices in U.S. Dollars. Upon delivery of the vessel, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessel.

     To date, general inflationary trends have not had a material effect on our operating revenues or expenses. One of our major consumables for the fleet is diesel fuel, the price which has escalated significantly over the last year. The majority of our contracts have cost flow-through provisions or the fuel is provided by the customer; therefore, escalating fuel prices have not adversely affected our operating cost structure.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

    operational risk,

    catastrophic or adverse sea or weather conditions,

    dependence on the oil and natural gas industry,

    oil and gas prices,

    delay or cost overruns on construction projects,

    ongoing capital expenditure requirements,

    uncertainties surrounding environmental and government regulation,

    risk relating to leverage,

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of October 7, 2005, the fair value of these notes, based on quoted market prices, was approximately $170.4 million compared to a carrying amount of $159.4 million.

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

ITEM 4.     CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures

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

Remediation of the Material Weaknesses in Internal Control over Financial Reporting.

     We previously reported in our Annual Report on Form 10-K/A for the period ended December 31, 2004 and the Form 10-Q for periods ended March 31, 2005 and June 30, 2005, respectively, that we had begun to implement a remediation program, including the establishment of additional controls, that are intended to strengthen our financial reporting and to specifically address the identified material weaknesses. Below are the enhanced controls:

    Financial statement close process. As previously reported, we have enhanced our corporate accounting function by creating and filling several new positions, including those of Accounting Manager and Assistant Controller-Financial Reporting, to provide greater review and analysis of financial results at both the corporate and subsidiary levels. In the second quarter 2005, we filled two newly created positions, an Internal Audit Director and an Information Technology Director. The Internal Audit Director will coordinate the ongoing monitoring of Sarbanes Oxley compliance and perform financial and operational audits. The Information Technology Director will implement a global information technology strategy for us, and will play a major role in the evaluation of our accounting system as we look to improve the automation of both foreign currency and intercompany transactions. Overall, the newly hired staff will bring experience and skills related to the review and analysis of complex activity in large multi-national companies. As of the end of the third quarter of 2005, the significant open item regarding the material weakness related to the identified financial statement close process relates to analyzing and reconciling intercompany accounts. Even though significant progress has been made in this area, an outside consultant continues to evaluate and assist us in establishing improved controls over the process associated with intercompany transactions. The consultant has and will continue to assist in the training of the new and existing personnel in the execution of the controls and processes so established.

    Translation and transaction effects of foreign currency exchange. An outside consultant has assisted us in implementing procedures to continue to analyze the foreign currency impact on our intercompany and third party transactions. In addition, the consultant has trained our staff to identify, segregate, analyze and measure the foreign currency impact on these transactions in the future. We have had a preliminary review of the capability of our system to automate the calculation and recording of foreign currency effects at the transaction level and determined that a system upgrade will be capable of automating some, but not all, of these processes. Where these processes cannot be automated, we have established processes to ensure proper review of the required calculations. These steps will enable the appropriate measurement of the foreign currency translation and transaction impact on our consolidated financial statements as identified in the material weakness.

    Taxes related to new Brazilian operations. We are in the process of actively interviewing to hire a Corporate Tax Manager through a specialized tax recruiter and have narrowed the selection to several candidates who meet the identified qualifications. The successful candidate will have a minimum of ten years experience in international tax matters and will ideally have multinational taxation experience as well. This individual will be responsible for the analysis and monitoring of the related taxes in all of our existing tax jurisdictions. We have in the past used, and we intend to continue to use, third-party tax service providers for the more complex areas of our income tax accounting. The addition to our staff will provide for an appropriate level of research, analysis and review of complex international tax issues related to our existing and future tax jurisdictions.

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

     Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date:   November 08, 2005

EXHIBIT INDEX

Exhibit No.	Document Description
------------	--------------------------------------------------------
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith