Form 10-K
period 2005-12-31
GULFMARK OFFSHORE INC
filed 2006-03-10
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 Par Value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $416,481,078 calculated by reference to the closing price of $27.31 for the registrant’s common stock on the NASDAQ National Market on that date.
     Number of shares of common stock outstanding as of March 9, 2006: 20,424,325.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.
Exhibit Index Located on Page 64

PART I
ITEMS 1. and 2. Business and Properties
GENERAL BUSINESS
     GulfMark Offshore, Inc. is a Delaware corporation that, together with its subsidiaries, provides offshore marine services primarily to companies involved in offshore exploration and production of oil and natural gas. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc. and its subsidiaries. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, with the balance in offshore Southeast Asia and the Americas. Periodically, we will contract vessels into other regions to meet our customers’ requirements.
     GulfMark Offshore, Inc. has the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate our performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Segment Results” included in Part II, Item 7, and Note 9 to our Consolidated Financial Statements included in Part II, Item 8.
     Our principal executive offices are located at 10111 Richmond Avenue, Suite 340, Houston, Texas 77042, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and special reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
THE COMPANY
Offshore Marine Services Industry Overview
     Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms. This industry employs various types of vessels, referred to broadly as offshore support vessels, or OSVs, that are used to transport materials, supplies, and personnel and position drilling structures. Offshore marine service providers are employed by oil and natural gas companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate our fleet of 59 offshore supply vessels in the following regions: 34 vessels in the North Sea, 11 vessels offshore Southeast Asia, five vessels offshore Brazil, two vessels in the Mediterranean Sea, two vessels offshore India, two vessels in the Middle East, two vessels offshore Mexico and one offshore West Africa. The vessels in the Mediterranean Sea, offshore India, the Middle East and offshore West Africa are operated out of our North Sea region.
     Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. Additionally, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Although commodity prices have remained high by historical standards over the last several years, upstream expenditures by oil and gas exploration and development companies have been volatile. Beginning in the second half of 2004 and throughout 2005, oil and natural gas companies have increased their exploration and development activities, after reduced levels of activities were experienced in 2002 through early 2004. Each of the major geographic offshore oil and natural gas production regions has unique characteristics that influence the economics of exploration and production and consequently the market demand for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of some vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict relocation of vessels into that market. These same design characteristics make the North Sea capable vessels unsuitable for certain underdeveloped areas where draft restrictions and, to a lesser degree, higher operating costs restrict migration out of the market. The effect of these restrictions on vessel movement is to segment various regions into separate markets.
Size of Vessel Fleet
     The size of our fleet has changed from 52 vessels on December 31, 2004 to 59 vessels on March 1, 2006. In March 2005, we took delivery of two new build vessels that are under long-term charters in Mexico. In May 2005, we signed a purchase agreement for a new vessel under construction in China, which we took delivery of in October 2005 to service the Southeast Asia region. Also, during 2005, our managed vessel fleet increased by four vessels to 11 as of March 1, 2006. The bareboat chartered vessel obtained in 2005 was returned in 2006. The following table summarizes the fleet changes since December 31, 2004:

		Bareboat
	Owned	Chartered	Managed	Total
	Vessels	Vessels	Vessels	Fleet
December 31, 2004	45	—	7	52
New Build Program	2	—	—	2
Vessel Purchase	1	—	—	1
Vessel Additions	—	1	3	4

December 31, 2005	48	1	10	59
Vessel Returns	—	(1)	—	(1)
Vessel Additions	—	—	1	1

March 1, 2006	48	0	11	59

Vessel Classifications
     Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are neither precise nor rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:
•	Platform Supply Vessels, or PSVs, serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150’ to 200’. Large PSVs or LgPSVs, range up to 300’ in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of service in construction support.
•	Anchor Handling, Towing and Supply Vessels, or AHTSs, are used to set anchors for drilling rigs and to tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower, or BHP, are referred to as small AHTSs or, SmAHTSs, while AHTSs in excess of 10,000 BHP are referred to as large AHTSs, or LgAHTSs. The most powerful North Sea Class AHTSs have upwards of 25,000 BHP. All our AHTSs can also function as PSVs.
•	Construction Support Vessels are vessels such as pipe-laying barges or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. A large number of our LgPSVs also function as pipe carriers. Our North Sea fleet has the distinction of being one of the only significant concentrations of pipe carrier capable vessels outside of Scandinavian control.
•	Standby Rescue Vessels, or Stby, perform a safety patrol function for an area and are required for all manned locations in the United Kingdom, or U.K., sector of the North Sea. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid, shelter and, in some cases, function as supply vessels.
•	Crewboats, or Crew, transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100’ to 120’ in length, and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130’ to 185’ in length, and can be longer with greater cargo carrying capacities. Vessels in this category are also called fast supply vessels, or FSVs. They are used primarily to transport cargo on a time-sensitive basis. We do not currently operate any vessels in this category.
•	Specialty Vessels, or SpVs, generally have special features to meet the requirements of specific jobs. The special features can include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading, or FPSOs; diving operations; remotely operated vehicles, or ROVs; survey operations and seismic data gathering; as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions.
•	Utility Vessels are typically 90’ to 150’ in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. We do not currently operate any vessels in this category.
The North Sea Market
     We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain, Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major oil and gas companies and state-owned oil and gas companies), in large part because of the significant financial commitment required in this market. Recently, however, there have also been a number of independent operators who have begun to move into the North Sea. Projects in the North Sea tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments. Due to these factors, vessel demand in the North Sea has historically been more stable and less susceptible to abrupt swings than vessel demand in other regions.
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
     Our North Sea-based fleet is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 30 owned (21 PSVs, 4 AHTSs, and 5 SpV vessels) and 11 managed PSVs. Onshore bases in Aberdeen, Scotland; Liverpool, England and Sandnes, Norway support these vessels. Vessels that are based in the North Sea but operate temporarily out of the region are included in our North Sea vessel count and related statistics, unless deployed to one of our other regions under long-term contracts.
     The North Sea market was generally a very stable market from the early 1990’s through late 2001 with minor periods of disruption caused by fluctuating expenditures for oil and natural gas exploration and development, primarily by the major oil companies that dominated this market. In late 2000, commodity prices and increased drilling activity resulted in improved vessel utilization and day rates through 2001 and into the first part of 2002. Subsequent to the terrorist attacks on September 11, 2001, both oil and natural gas prices remained significantly higher; however, despite these higher commodity price levels, exploration and development activity in the region did not increase accordingly. At the same time, there was an increase in the number of new build vessels delivered into the market in 2002 through 2004 which resulted in the 2003-2004 period having the lowest utilization in the region in the last decade. While the number of high capacity vessels in this market remained fairly constant over the last ten years at approximately two hundred, delivery of over four hundred vessels of the same design capacity have gone into service in other international markets or displaced older equipment in the North Sea. These displaced vessels have subsequently mobilized to other international markets, either permanently or for temporary assignments.
     There was also a transformation in the customer base in the region that began in 2003 as the major oil and natural gas companies disposed of prospects and mature producing properties in the North Sea to independent oil and natural gas companies. This was in part caused by legislative initiatives in the U.K., which made these properties attractive to the independents. The independent companies typically had shorter horizons with regard to exploration and development activities than the major oil and natural gas companies, which in turn resulted in a decline in the availability of long-term contracts for vessel services at economically attractive day rates. The consequence of this transformation and curtailment of activities by the major companies was an increase in the number of vessels available in the spot market which in turn depressed both utilization of vessels and day rates. In the second quarter of 2004, an increase in long-term drilling rig contracts occurred in the North Sea, particularly in the Norwegian sector, which specifically related to the opening of the Barent Sea to exploration activities by the Norwegian government. In addition, several large projects including the Orman Lange, Snovhit and Alvheim Field developments resulted in the oil and gas companies that contracted the drilling rigs to tender for vessel services in support for these rigs. Late in the third quarter of 2004, utilization and day rates for vessels in the region began to improve with some consistency for the remainder of 2004.
     In 2005 there were significant improvements in industry fundamentals as the major oil and natural gas companies re-initiated capital expenditures in the North Sea as exploration activities have become more extensive and longer in duration. This has been evidenced by drilling rig commitments extending throughout 2006 and 2007 with some contracts into 2010. This, coupled with spending by the independents, created strong demand for vessels. Strong day rates and high utilization has continued through 2005 and into 2006.
     Even though this region typically has weaker periods in the winter months of December through February, with a few exceptions, utilization and day rates are expected to remain strong throughout these months. Forward visibility with regard to vessel demand over the balance of 2006 into 2007 is directly related to drilling and development activities in the region as well as construction work required in support of these activities and demands outside of the region which will draw vessels to other international markets. Geopolitical events, the demand for oil and natural gas in both mature and emerging countries and a host of other factors will influence the expenditures of both independent and major oil and gas companies in the near term; however, based on current conditions and the available information regarding future drilling plans for the region, we anticipate a healthy market throughout the balance of 2006 and into 2007. Currently we are constructing two new generation LgPSVs in Norway. Both of these vessels are scheduled to be delivered in 2007.
The Southeast Asia Market
     The Southeast Asia market is defined as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam. The design requirements for vessels in this market are generally similar to the requirements of the shallow water Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand in this market and the technical requirements for vessels. We believe that a number of exploration and production projects planned or underway could increase the future demand for offshore marine services in the Southeast Asia market.
     The Southeast Asia market differs country by country, but the competitive environment is broadly characterized by a large number of small companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations with local companies are generally necessary to maintain a viable marketing presence. Our management has been involved in the region since the mid-1970s, and we currently maintain long-standing business relationships with a number of local companies. We currently have 11 vessels deployed in this market.
     Vessels in this market are typically smaller than those operating in areas such as the North Sea. However, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas, where moderate weather conditions prevail, have historically made up the bulk of the Southeast Asia fleet. Demand for larger, newer and higher specification vessels is developing in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels. This development led us to mobilize both the Highland Legend from the North Sea to this market in late 2002 and the Highland Patriot in early 2004 to meet the changing market in the region, as these vessels are larger than the typical vessels of the region. Additionally in 2004, we sold three of our older vessels serving Southeast Asia and in October 2005, we took delivery of a new vessel constructed in China, the Sea Intrepid.
     Changes in supply and demand dynamics have led, at times, to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, West Africa or the Gulf of Mexico could relocate to Southeast Asia. However, not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from the Gulf of Mexico to this region would involve significant cash and opportunity costs. Offshore exploration drilling has increased in the area and is expected to continue for several years. Currently, we are constructing six new generation AHTS vessels for the region and have purchased three additional new AHTS vessels, including the Sea Intrepid, that could also work there. Demand in the area remained strong throughout 2005.
The Americas Market
     We define the Americas market as offshore North, Central and South America. Historically, our activity in the Americas has been in Brazil; however, we now have two AHTS vessels offshore Mexico on five year primary term contracts with Pemex. Similar to the North Sea, the Brazilian market requires highly sophisticated vessels due to the harsh operating environment. We have been successful in meeting the market requirements through owned, managed and bareboat chartered vessels and will look to our existing and new build fleet to meet the expanding demand for vessels in this market.
     Over the last several years, the Brazilian government has opened up the petroleum industry to private investment. The early bid rounds resulted in extensive commitments by major international oil companies and consortiums of independents, many of whom have explored and to some extent will continue to explore the offshore blocks awarded in the lease sales. This created a demand for deepwater AHTSs, to some extent, and PSVs in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. In addition, Petrobras, the Brazilian national oil company, continues to expand operations. This expansion has created, and could continue to create, additional demand for offshore support vessels. We have been active in bidding on additional work with both Petrobras and the consortiums.
     Currently, we operate five vessels in Brazil, including the Brazilian new build Austral Abrolhos, which was delivered in September 2004 and is contracted through May 2008 to Enterprise Oil do Brasil Ltda., a subsidiary of the Royal Dutch/Shell Group, in support of its Brazilian program in the Campos Basin. The Seapower has been operating in Brazil since 1995 under a contract with Petrobras, which runs into October 2007. The Highland Scout has been contracted to Petrobras since January 2000 and is contracted into April 2007. The North Stream and the Highland Warrior were mobilized to the region during 2004 and are contracted through June 2006 and August 2008, respectively.
     We have two new build vessels, Coloso and Titan, under five-year primary-term contracts to Pemex in the Gulf of Mexico. This represents our first entry into the Mexican market and is anticipated to create additional future opportunities in the Gulf of Mexico as Pemex increases the size and capability of the vessel fleet required to support its drilling operations. The vessels arrived in Mexico from the shipyard in Singapore and began their contracts in late May 2005.
Other Markets
     We have contracted our vessels outside of our operating segment regions principally on short-term charters in places such as offshore West Africa and the Mediterranean region. We currently have a managed vessel in addition to one of our owned vessels working in support of drilling operations offshore India, one of our owned vessels operating offshore Nigeria, two owned vessels operating in the Middle East and two owned vessels operating in the Mediterranean region. We look to our core markets for the bulk of our term contracts; however, when the economics of a contract are attractive, or we believe it is strategically advantageous, we will operate our vessels in markets outside of our core regions. The operations of these vessels are managed through offices in the North Sea region.
New Vessel Construction and Acquisition Program
     During the period 2000-2005, we added thirteen new vessels to the fleet as part of our long range growth strategy—nine in the North Sea, three in the Americas and one offshore Southeast Asia. In continuation of our growth strategy, we committed in 2005 to build six new 10,600 BHP AHTS vessels for a total cost of approximately $140 million. The vessels are of a new design we developed in conjunction with the builder and which incorporates Dynamic Positioning 2 (DP-2) certification. They have a large carrying capacity anticipated to be in excess of 2,700 tons. Keppel Singmarine Pte, Ltd. will build the vessels in Singapore to meet the growing demand of our customer base offshore Southeast Asia. The first vessel is scheduled to be delivered in the fourth quarter of 2007 followed by one approximately each quarter thereafter, with the final delivery in the fourth quarter of 2008. At the end of 2005, we had spent approximately $20.2 million on this new vessel construction program.
     As a complement to the six new vessels in the construction program, we are acquiring two vessels already under construction. The first vessel is an identical sister ship to the new build delivered in 2005 for the Southeast Asia region. Currently being built in China, it is a 5,150 BHP, 70 ton bollard pull AHTS with an estimated cost below $10 million. Delivery is expected toward the middle of

2006. The second acquired vessel is a result of our exercise of a first right of refusal granted under the previous purchase agreement. This vessel is currently being built by Jaya Shipbuilding and Engineering PTE LTD at their Batam, Indonesia yard near Singapore. It is a 70 meter, 5,500 BHP, approximately 70 ton bollard pull, DP-2 AHTS with an estimated cost of $14.5 million and is expected to be delivered during the fourth quarter of 2006. The scheduled delivery dates of these vessels fit well with our new build program delivery schedule with two vessels delivering in 2006 and the first of the Singapore new builds delivering in 2007.
     We also agreed to participate in a joint venture for the construction of two new design large platform supply vessels, 4,850 deadweight ton diesel electric powered Aker PSV 09 designs, at an estimated cost of $30 million for each vessel with delivery in 2007. Gulf Offshore N.S. Ltd (U.K.), or one of our other North Sea region affiliates, will be the majority investor with the option and intent to purchase 100% of the vessels. At the end of 2005, we purchased 100% of the first vessel out of the joint venture. The construction cost is based on a fixed contract amount denominated in Norwegian kroner. On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk, which is designated as a fair value hedge and expected to be highly effective as the terms of the forward contract are generally the same as the purchase commitment. Any gains or losses resulting from the changes in the fair value would adjust the asset value.
     Interest is capitalized in connection with the construction of the vessels. During 2005 and 2004, $0.8 million and $1.6 million, respectively, was capitalized in connection with the construction of vessels.

Our Fleet
     Our existing fleet as of March 1, 2006 is 59 vessels. Of these vessels, 48 are owned by us (see table below) and 11 are under management for other owners.

		Type			Length	BHP	DWT
Fleet	Vessel	(a)	Flag	Built	(feet)	(b)	(c)
NORTH SEA BASED	Highland Bugler	LgPSV	UK	2002	221	5,450	3,115
	Highland Champion	LgPSV	UK	1979	265	4,800	3,910
	Highland Citadel	LgPSV	UK	2003	236	5,450	3,200
	Highland Drummer	LgPSV	UK	1997	221	5,450	3,115
	Highland Eagle	LgPSV	UK	2003	236	5,450	3,200
	Highland Fortress	LgPSV	UK	2001	236	5,450	3,200
	Highland Monarch	LgPSV	UK	2003	221	5,450	3,115
	Highland Navigator	LgPSV	UK	2002	275	9,600	4,250
	Highland Pioneer	LgPSV	UK	1983	224	5,400	2,500
	Highland Piper	LgPSV	UK	1996	221	5,450	3,115
	Highland Pride	LgPSV	UK	1992	265	6,600	3,080
	Highland Rover	LgPSV	UK	1998	236	5,450	3,200
	Highland Star	LgPSV	UK	1991	265	6,600	3,075
	North Challenger	LgPSV	Norway	1997	221	5,450	3,115
	North Fortune	LgPSV	Norway	1983	264	6,120	3,366
	North Mariner	LgPSV	Norway	2002	275	9,600	4,400
	North Prince	LgPSV	UK	1978	259	6,000	2,717
	North Traveller	LgPSV	Norway	1998	221	5,450	3,115
	North Truck	LgPSV	Norway	1983	265	6,120	3,370
	North Vanguard	LgPSV	Norway	1990	265	6,600	4,000
	Safe Truck	LgPSV	UK	1996	221	5,450	3,115
	Highland Courage	AHTS	UK	2002	260	16,320	2,750
	Highland Endurance	AHTS	UK	2003	260	16,320	2,750
	Highland Valour	AHTS	UK	2003	260	16,320	2,750
	North Crusader	AHTS	Panama	1984	236	12,000	2,064
	Clwyd Supporter	SpV	UK	1984	266	10,700	1,350
	Highland Spirit	SpV	UK	1998	202	6,000	1,800
	Highland Sprite	SpV	UK	1986	194	3,590	1,442
	Sefton Supporter	SpV	UK	1971	250	1,620	1,219
	Sentinel	SpV	UK	1979	266	4,600	4,141

SOUTHEAST ASIA BASED	Highland Guide	LgPSV	Panama	1999	218	4,640	2,800
	Highland Legend	PSV	Panama	1986	194	3,600	1,442
	Highland Patriot	LgPSV	Panama	1982	233	4,800	2,649
	Sea Diligent	SmAHTS	Panama	1981	192	4,610	1,219
	Sea Eagle	SmAHTS	Panama	1976	185	3,850	1,215
	Sea Endeavor	SmAHTS	Panama	1981	191	3,900	1,000
	Sea Explorer	SmAHTS	Panama	1981	192	5,750	1,500
	Sea Intrepid	SmAHTS	Panama	2005	191	5,150	1,500
	Sea Searcher	SmAHTS	Panama	1976	185	3,850	1,215
	Sem Courageous	SmAHTS	Malaysia	1981	191	3,900	1,220
	Sem Valiant	SmAHTS	Malaysia	1981	191	3,900	1,220

AMERICAS BASED	Austral Abrolhos(d)	AHTS	Brazil	2004	215	7,100	2,000
	Highland Scout	LgPSV	Panama	1999	218	4,640	2,800
	Highland Warrior	LgPSV	Panama	1981	265	5,300	4,049
	North Stream	LgPSV	Norway	1998	276	9,600	4,585
	Seapower	SpV	Panama	1974	222	7,040	1,205
	Coloso	SmAHTS	Mexico	2005	199	5,916	1,674
	Titan	SmAHTS	Mexico	2005	199	5,916	1,674

(a)Legend:	LgPSV — Large platform supply vessel
PSV — Platform supply vessel
AHTS — Anchor handling, towing and supply vessel
SmAHTS — Small anchor handling, towing and supply vessel
SpV — Specialty vessel, including towing and oil spill response
(b)	Brake horsepower.
(c)	Deadweight tons.
(d)	The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates May 2, 2016, at a purchase price in the first year of $26.8 million declining to an adjusted purchase price of $12.9 million in the thirteenth year.
     The table above does not include 11 managed vessels.

Customers, Contract Terms and Competition
     Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and gas companies and foreign government organizations. The contracts are industry standard time charters for periods ranging from a few days or months to more than five years. While certain contracts do contain cancellation provisions, the contracts are generally not cancelable except for unsatisfactory performance by the vessel. During 2005, under multiple contracts in the ordinary course of business, one customer, BP, accounted for 11.0% of total consolidated revenues. No other single customer accounted for 10% or more of our total consolidated revenues for 2005.
     Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common and constitute a significant portion of that market. Term charters in the Southeast Asia region are less common than in the North Sea and generally less than two years in length. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters”. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.
     Bareboat charters are contracts for vessels, generally for a term in excess of one year, whereby the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. As of March 1, 2006 we have no bareboat chartered vessels in our fleet.
     Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Depending on the level of service provided by the manager, fees for services are generally less than $10,000 per month per vessel. Currently, we have 11 vessels under management.
     Substantially all of our charters are fixed in British pounds, Norwegian kroner, Brazilian reais or U.S. dollars. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency in which its operating expenses are incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Currency Fluctuations and Inflation.”
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
Fleet Availability
     A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract as of March 1, 2005 and March 1, 2006:

	As of March 1, 2006		As of March 1, 2005
	2006	2007	2005	2006
	Vessel Days	Vessel Days	Vessel Days	Vessel Days
North Sea-Based Fleet	82.6%	41.9%	61.3%	40.6%
Southeast Asia-Based Fleet	42.7%	9.9%	59.9%	12.7%
Americas-Based Fleet	92.8%	73.5%	96.6%	78.5%
Overall Fleet	75.0%	39.2%	65.8%	40.3%
     These commitments provide us with a forward view of vessel EBITDA in the respective periods based on the contract rates that are in effect on each of the contracts comprising the forward days less the estimated costs of operating the vessels in each geographical area. The increase in the percentage of contracted days at March 1, 2006, as compared to March 1, 2005, for the current year is primarily a reflection of increased drilling and exploration activity in late 2005 and continuing into 2006, which resulted in higher demand for support vessels.
Environmental and Government Regulation
     We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, vessel and port security, and the manning, construction and operation of vessels. We believe that we are in material compliance with all applicable laws and regulations. The International Maritime Organization, or IMO, recently made the regulations of the International Safety Management Code, or ISM Code, mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications which became effective on July 1, 2002. IMO has recently adopted the International Ship & Port Facility Security Code, or ISPS Code, which became effective on July 1, 2004. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. We believe all of our vessels presently are certificated in accordance with ISPS Code. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.
Seasonality
     Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during November to February. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asian location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.
Employees
     At December 31, 2005, we had 1,212 employees located in the United States, the United Kingdom, Norway, Southeast Asia, Brazil and other areas depending on vessel location. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for 953 contract crew members who are members of two North Sea unions, under evergreen employment agreements, and a Brazilian union. Wages are renegotiated annually in June for the North Sea union. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of these collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.
Properties
     Our principal executive offices are located in Houston, Texas. For local support, we have offices and warehouse facilities in: Singapore; Aberdeen, Scotland; Liverpool, England; Sandnes, Norway; Macae, Brazil and Paraiso, Mexico. All facilities, except one owned facility in Aberdeen, Scotland, are leased. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.
ITEM 1A. Risk Factors
We rely on the oil and natural gas industry, and volatile oil and natural gas prices impact demand for our services.
     Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:
•	prevailing oil and natural gas prices;

•	expectations about future prices;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	the sale and expiration dates of available offshore leases;

•	demand for petroleum products;

•	current availability of oil and natural gas resources;

•	the rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions;

•	technological advances; and

•	ability of oil and natural gas companies to generate or otherwise obtain funds for capital.
     During recent years, the level of offshore exploration, development and production activity has been volatile. Currently, there is a period of high prices for oil and natural gas, and oil and natural gas companies have increased their exploration and development activities. This activity increase began in the second half of 2004 and continued into 2005 and early 2006 after reduced levels of activity were experienced in 2002-2004 despite high prices for oil and natural gas during that period. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future below historical oil and gas prices, however, would likely result in reduced exploration and development of offshore areas and a decline in the demand for our offshore marine services. Any such decrease in activity is likely to reduce our day rates and our utilization rates and, therefore, could have a material adverse effect on our financial condition and results of operations.
     An increase in the supply of offshore support vessels would likely have a negative effect on charter rates for our vessels, which could reduce our earnings.
     Charter rates for marine support vessels depend in part on the supply of the vessels. Excess vessel capacity in the industry may result from:
•	constructing new vessels;

•	moving vessels from one offshore market area to another; or

•	converting vessels formerly dedicated to services other than offshore marine services.
     In the last ten years, construction of vessels of the type operated by us for use in the North Sea and elsewhere has significantly increased. The addition of new capacity to the worldwide offshore marine fleet is likely to increase competition in those markets where we presently operate which, in turn, could reduce day rates, utilization rates and operating margins which would adversely affect our financial condition and results of operations.
     Government regulation and environmental risks reduce our business opportunities and increase our costs.
     We must comply with extensive government regulation in the form of international conventions, federal and state laws and regulations in jurisdictions where our vessels operate and are registered. These conventions, laws and regulations govern:
•	oil spills and other matters of environmental protection;

•	worker health, safety and training;

•	construction and operation of vessels; and

•	vessel and port security.
     We believe that we are in compliance with the laws and regulations to which we are subject. We are not a party to any material pending regulatory litigation or other proceeding and we are unaware of any threatened litigation or proceeding, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations. However, the risks of incurring substantial compliance costs, liabilities and penalties for noncompliance are inherent in offshore marine services operations. Compliance with environmental, health, safety and vessel and port security laws increases our costs of doing business. Additionally, environmental, health, safety and vessel and port security laws change frequently. Therefore, we are unable to predict the future costs or other future impact of environmental, health, safety and vessel and port security laws on our operations. There can be no assurance that we can avoid significant costs, liabilities and penalties imposed on us as a result of government regulation in the future.
     We are subject to hazards customary for the operation of vessels that could adversely affect our financial performance if we are not adequately insured or indemnified.
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
     These risks present a threat to the safety of personnel and to our vessels, cargo, equipment under tow and other property, as well as the environment. We could be required to suspend our operations or request that others suspend their operations as a result of these hazards. In such event, we would experience loss of revenue and possibly property damage, and additionally, third parties may have significant claims against us for damages due to personal injury, death, their property damage, pollution and loss of business.
     We maintain insurance coverage against substantially all of the casualty and liability risks listed above, subject to deductibles and certain exclusions. We have renewed our primary insurance program for the insurance year 2006-2007, and have negotiated terms for renewal in 2007-2008 for our primary coverage. Additionally, there is no assurance that our insurance coverage will be available beyond the renewal periods, adequate to cover future claims that may arise.
     Substantially all our revenues are derived from our international operations and those operations are subject to government regulation and operating risks.
     We derive substantially all of our revenues from foreign sources. We therefore face risks inherent in conducting business internationally, such as:
•	foreign currency exchange fluctuations or imposition of currency exchange controls;

•	legal and government regulatory requirements;

•	difficulties and costs of staffing and managing international operations;

•	language and cultural differences,

•	potential vessel seizure or nationalization of assets;

•	import-export quotas or other trade barriers;

•	difficulties in collecting accounts receivable and longer collection periods;

•	political and economic instability;

•	imposition of currency exchange controls; and

•	potentially adverse tax consequences.
     In the past, these conditions or events have not materially affected our operations. However, we cannot predict whether any such conditions or events might develop in the future. Also, our subsidiary structure and our operations are in part based on certain assumptions about various foreign and domestic tax laws, currency exchange requirements and capital repatriation laws. While we believe our assumptions are correct, there can be no assurance that taxing or other authorities will reach the same conclusion. If our assumptions are incorrect, or if the relevant countries change or modify such laws or the current interpretation of such laws, we may suffer adverse tax and financial consequences, including the reduction of cash flow available to meet required debt service and other obligations. Any of these factors could materially adversely affect our international operations and, consequently, our business, operating results and financial condition.

     Our international operations are vulnerable to currency exchange rate fluctuations and exchange rate risks.
     We are exposed to foreign currency exchange rate fluctuations and exchange rate risks as a result of our foreign operations. To minimize the financial impact of these risks, we attempt to match the currency of our debt and operating costs with the currency of the revenue streams. We occasionally enter into forward foreign exchange contracts to hedge specific exposures, but we do not speculate in foreign currencies. Because we conduct a large portion of our operations in foreign currencies, any increase in the value of the U.S. dollar in relation to the value of applicable foreign currencies could potentially adversely affect our operating revenues when translated into U.S. dollars.
     Vessel construction and repair projects are subject to risks, including delays and cost overruns, that could have an adverse impact on our results of operations.
     Our vessel construction and repair projects are subject to the risks of delay and cost overruns inherent in any large construction project, including:
•	shortages of equipment;

•	unforeseen engineering problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	shortages of materials or skilled labor.
     Significant cost overruns or delays in connection with our repair projects would adversely affect our financial condition and results of operations. Significant delays could also result in penalties under, or the termination of, most of the long-term contracts under which we plan to operate our vessels.
     Our current operations and future growth may require significant additional capital, and our substantial indebtedness could impair our ability to fund our capital requirements.
     Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are not economically justifiable. We cannot assure you that we will have sufficient resources to maintain our fleet either by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels.
     Our industry is highly competitive, which depresses vessel prices and utilization and adversely affects our financial performance.
     We operate in a competitive industry. The principal competitive factors in the marine support and transportation services industry include:
•	price, service and reputation of vessel operations and crews;

•	national flag preference;

•	operating conditions;

•	suitability of vessel types;

•	vessel availability;

•	technical capabilities of equipment and personnel;

•	safety and efficiency;

•	complexity of maintaining logistical support; and

•	cost of moving equipment from one market to another.
     Many of our competitors have substantially greater resources than we have. Competitive bidding and downward pressures on profits and pricing margins could adversely affect our business, financial condition and results of operations.
     The operations of our fleet may be subject to seasonal factors.
     Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during November to February. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asian location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.
     We are subject to war, sabotage and terrorism risk.
     War, sabotage, and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy. Terrorist attacks have made it difficult to obtain insurance coverage, the costs for which has increased and could continue to increase. We will evaluate the need to maintain this coverage as it applies to our fleet in the future. Instability in the financial markets as a result of war, sabotage or terrorism could also affect our ability to raise capital and could also adversely affect the oil, gas and power industries and restrict their future growth.
     We depend on key personnel.
     We depend to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time. The loss of the services of one or more of our executive officers or key management personnel could adversely affect our operations.
     We have previously identified material weaknesses under the Sarbanes-Oxley Act relating to the effectiveness of our internal controls over financial reporting and we may identify additional material weaknesses in the future.
     As a result of Section 404 of the Sarbanes-Oxley Act, or Sarbanes-Oxley, and the rules issued thereunder by the SEC and the Public Company Accounting Oversight Board, or PCAOB, we are required to include a report on our internal controls over financial reporting with our annual report on Form 10-K beginning with the Form 10-K for the year ended December 31, 2004. Our report must include an assessment by management on the effectiveness of our internal controls as well as a report from our independent registered public accounting firm attesting to management’s assessment. Further, our report is required to include a disclosure of any “material weakness” in our internal controls over financial reporting we have identified. Management’s report on the effectiveness of our internal controls is contained in Part II, Item 9A(b), and the report from our independent registered public accounting firm attesting to management’s assessment is contained in Part II, Item 9A(e).
     We assessed the effectiveness of our internal control over financial reporting at December 31, 2005 and 2004, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the PCAOB. As previously reported, three material weaknesses were identified as of December 31, 2004. A material weakness was identified related to the financial statement close process, including insufficient controls over properly analyzing and reconciling inter-company accounts, maintaining appropriate support and analyses of certain non-routine accruals, properly analyzing certain deferred cost accounts, and properly assessing the accounting and reporting implications related to new contractual agreements. We identified a second material weakness related to the accounting for the effects of foreign currencies, including insufficient controls over the analysis of the foreign currency translation and transaction impact on inter-company amounts, as well as amounts owed to third parties denominated in non-functional currencies. A third material weakness was identified related to accounting for income taxes associated with new international operations, including insufficient controls over the proper identification and application of the relevant Brazilian tax rules to the calculation of the tax provision of our new Brazilian operations. Our lack of adequate accounting and tax resources, in terms of size, technical expertise and institutional knowledge (due to unusually high levels of personnel turnover in the finance and accounting organization) to address certain of the financial and tax reporting aspects of our multi-national operations, was the underlying cause of these material weaknesses.
     In response to the material weaknesses identified in 2004, we implemented a remediation program, including the establishment of additional controls that are intended to strengthen our financial reporting and to specifically address the identified material weaknesses as follows:
•	Financial statement close process. As previously reported, we have enhanced our corporate accounting function by creating and filling several new positions, including those of Accounting Manager and Assistant Controller-Financial Reporting, to provide greater review and analysis of financial results at both the corporate and subsidiary levels. In the second quarter of 2005, we filled two newly created positions of Internal Audit Director and Information Technology Director. The Internal Audit Director has coordinated the ongoing monitoring of Sarbanes-Oxley compliance and has performed financial and operational audits. The Information Technology Director will implement a global information technology strategy for us, and has played a major role in the evaluation of our information system as we look to improve the automation of both foreign currency and inter-company transactions. Overall, newly hired staff has and should continue to bring experience, stability and the skills related to the review and analysis of complex activity in large multi-national companies. Beginning in the first quarter of 2005, an outside consultant evaluated and assisted us in establishing improved controls over the process associated with inter-company transactions. The consultant also assisted in the training of the new and existing personnel in the execution of the controls and processes established. As of the end of 2005, this material weakness has been remediated.
•	Translation and transaction effects of foreign currency exchange. The outside consultant also assisted us in implementing procedures to continue to analyze the foreign currency impact on our inter-company and third party transactions. In addition, the consultant trained our staff to identify, segregate, analyze and measure the foreign currency impact on future transactions. Where these processes cannot be automated, we have established processes to ensure proper review of the required calculations in the interim, until it is determined whether or not a new information system can automate the calculations. These steps will enable the appropriate measurement of the foreign currency translation and transaction impact on our consolidated financial statements as identified in the material weakness. As of the end of 2005, this material weakness has been remediated.

•	Taxes related to new Brazilian operations. During 2005, there has been tremendous effort made to improve the internal control processes related to taxes and ensure an appropriate level of research, analysis and review of complex international tax issues associated with our existing and future tax jurisdictions by proactively training staff, reviewing tax consequences of transactions, improving documentation, and continuing to engage third-party tax service providers for more complex areas of our income tax accounting. We also hired a Corporate Tax Director who began working at GulfMark mid January 2006. The Corporate Tax Director has extensive international tax experience with the majority of that experience in oil and gas services industry, including the marine transportation business segment. This position is responsible for the analysis and monitoring of taxes in all of our existing tax jurisdictions and related tax accounting guidance and review. As of the end of 2005, this material weakness has been remediated.
     We believe that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and have remediated the material weaknesses that we identified in our internal control over financial reporting at December 31, 2004. We estimate that the remedial steps outlined above cost us approximately $0.7 million in 2005, excluding reallocation of internal resources. For information on our disclosure controls, and internal controls over financial reporting, at December 31, 2005, see Item 9A “Controls and Procedures.”
     Although we have taken the foregoing steps to correct the identified internal control deficiencies, these measures may not ensure that we will implement and maintain adequate controls over our financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementations, could cause us to fail to meet our future reporting obligations. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal controls over financial reporting.
ITEM 1B. Unresolved Staff Comments
NONE
ITEM 3. Legal Proceedings
General
     Various legal proceedings and claims that arise in the ordinary course of business may be instituted or asserted against us. Although the outcome of litigation cannot be predicted with certainty, we believe, based on discussions with legal counsel and in consideration of reserves recorded, that an unfavorable outcome of these legal actions would not have a material adverse effect on our consolidated financial position and results of our operations. We cannot predict whether any such claims may be made in the future.
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

	2005		2004
	High	Low	High	Low
Quarter ended March 31,	$28.34	$19.55	$17.15	$13.28
Quarter ended June 30,	$28.14	$21.19	$18.59	$13.08
Quarter ended September 30,	$32.73	$26.49	$17.72	$13.61
Quarter ended December 31,	$34.84	$26.19	$22.75	$16.00
     For the period from January 1, 2006 through March 8, 2006, the range of low and high sales prices of our common stock was $25.54 to $34.07, respectively. On March 8, 2006, the closing sale price of our common stock as reported by the NASDAQ National Market was $26.05 per share. At March 8, 2006, there were 565 stockholders of record.
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
     On July 21, 2004, we sold $160,000,000 of 7.75% Senior Notes due 2014, or the Old Notes, to Lehman Brothers, Inc., Jefferies & Company, Inc. and Morgan Stanley & Co. The Old Notes were sold privately under exemptions from registration from the provisions of Section 5 of the Securities Act provided by Rule 144A and Regulation S. As a condition to the sale of the Old Notes, we entered into a registration rights agreement with the initial purchasers, pursuant to which we filed a registration statement on Form S-4, Reg. No. 333-120521, enabling holders of the Old Notes to exchange them for publicly registered notes, or the Exchange Notes, with essentially the same terms. On June 10, 2005, we closed the exchange offer for the Old Notes.
     The net proceeds from our sale of the Old Notes were approximately $156.1 million. We used a portion of the proceeds from the sale of the Old Note (i) to repurchase $130,000,000 aggregate principal amount and to pay accrued and unpaid interest of our then outstanding 8.75% senior notes due 2008 in the tender offer for those notes and their subsequent redemption, (ii) to repay a portion of indebtedness under our credit facilities, (iii) to pay fees and expenses, and (iv) for general corporate purposes, including the payment of other debt. We did not receive any proceeds from the exchange offer.
     Lehman Brothers Inc. acted as sole dealer-manager in connection with the tender offer for our 8.75% senior notes due 2008 and was an initial purchaser in the offering of the Old Notes. Lehman Brothers Inc. received customary fees in the amount of $0.3 million and $1.9 million, respectively, plus reimbursement of certain expenses for those services.
     See also Note 4 to our Consolidated Financial Statements “Long Term Debt”.

ITEM 6. Selected Consolidated Financial Data
     The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Operating Data:
Revenues	$204,042	$139,312	$129,900	$133,919	$114,063
Direct operating expenses	82,803	71,239	69,836	58,007	43,403
Drydock expense (a)	9,192	8,966	—	—	—
Bareboat charter expense	3,864	1,410	6,505	9,287	8,931
General and administrative expenses	19,572	15,666	10,801	10,027	7,623
Depreciation and amortization	28,875	26,137	28,031	21,414	15,327

Operating income	59,736	15,894	14,727	35,184	38,779
Interest expense	(19,017)	(17,243)	(12,988)	(12,149)	(12,770)
Interest income	569	276	238	1,211	1,201
Debt refinancing costs	—	(6,524)	—	—	—
Gain on sale of assets	—	2,282	16	181	—
Other income (expense), net	484	1,517	(1,267)	2,493	(1,501)
Income tax (provision) benefit	(3,382)	6,476	(192)	(2,959)	12,213

Income before cumulative effect of change in accounting principle	$38,390	$2,678	$534	$23,961	$37,922
Cumulative effect on prior years of change in accounting principle – net of $773 related tax effect (a)	—	(7,309)	—	—	—

Net income (loss)	$38,390	$(4,631)	$534	$23,961	$37,922

Amounts per common share (basic):
Income before cumulative effect of change in accounting principle	$1.92	$0.13	$0.03	$1.25	$2.31
Cumulative effect on prior years of change in accounting principle	—	$(0.36)	—	—	—

Net income (loss)	$1.92	$(0.23)	$0.03	$1.25	$2.31

Weighted average common shares (basic)	20,031	19,938	19,919	19,132	16,388

Amounts per common share (diluted):
Income before cumulative effect of change in accounting principle	$1.86	$0.13	$0.03	$1.22	$2.26
Cumulative effect on prior years of change in accounting principle	—	$(0.36)	—	—	—

Net income (loss)	$1.86	$(0.23)	$0.03	$1.22	$2.26

Weighted average common shares (diluted) (b)	20,666	19,938	20,272	19,566	16,806

Statement of Cash Flows Data:
Cash provided by operating activities	$64,913	$25,561	$20,150	$34,872	$37,535
Cash used in investing activities	(43,343)	(40,404)	(91,575)	(88,299)	(80,363)
Cash provided by (used in) financing activities	(15,674)	23,005	68,646	39,720	31,526
Effect of exchange rate changes on cash	765	1,031	1,707	1,192	(812)
Other Data:
Adjusted EBITDA (c)	88,611	42,031	42,758	56,598	54,106
Cash dividends per share	—	—	—	—	—
Total vessels in fleet (d)	59	52	53	55	51
Average number of owned or chartered vessels (e)	47.2	45.6	46.8	43.5	38.0

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash	$24,190	$17,529	$8,336	$9,619	$22,671
Vessels and equipment including construction in progress, net	510,446	538,978	485,502	379,208	262,364
Total assets	613,915	632,718	575,501	486,547	352,051
Long-term debt (f)	247,685	258,022	236,589	165,233	180,669
Total stockholders’ equity	320,096	316,157	292,128	254,779	133,392

(a)	Effective January 1, 2004, we began expensing the costs associated with drydocks. Previously, these costs were capitalized and amortized over 30 months. As a result of this change, we recorded a non-cash cumulative effect charge of $7.3 million, net of tax. See Note 1 “Change in Accounting Principle” in our “Notes to Consolidated Financial Statements” included in Part II, Item 8.

(b)	Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

(c)	EBITDA is defined as net income (loss) before cumulative effect of change in accounting principle, interest expense, interest income, income tax (benefit) provision, debt refinancing costs, and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for certain items that we believe are non-cash or unusual, consisting of: (i) gain on sale of assets; (ii) loss from unconsolidated ventures; (iii) minority interest; and (iv) other (income) expense, net. EBITDA and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles, or GAAP, and should not be considered as an alternative to cash flow data, a measure of liquidity or an alternative to operating income or net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are used by security analysts, investors and other interested parties in the evaluation of companies in our industry. However, because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies or comparable for other purposes.
The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Net income (loss)	$38,390	$(4,631)	$534	$23,961	$37,922
Cumulative effect of change in accounting principle	—	7,309	—	—	—
Interest expense	19,017	17,243	12,988	12,149	12,770
Interest income	(569)	(276)	(238)	(1,211)	(1,201)
Debt refinancing costs	—	6,524	—	—	—
Income tax (benefit) provision	3,382	(6,476)	192	2,959	(12,213)
Depreciation and amortization	28,875	26,137	28,031	21,414	15,327

EBITDA	89,095	45,830	41,507	59,272	52,605
Adjustments:
Gain on sale of assets	—	(2,282)	(16)	(181)	—
Other (i)	(484)	(1,517)	1,267	(2,493)	1,501

Adjusted EBITDA	$88,611	$42,031	$42,758	$56,598	$54,106

                             (i) Includes foreign currency transaction adjustments.
(d)	Includes managed vessels in addition to those that are owned and chartered at the end of the applicable period. See “Our Fleet” in Items 1 and 2 for further information concerning our fleet.
(e)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat chartered vessels only, and is adjusted for additions and dispositions occurring during each period.
(f)	Excludes current portion of long-term debt.
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
Developing and maintaining a large, modern, diversified and technologically advanced fleet: Our fleet size, location and profile allow us to provide a full range of services to our customers from platform supply work to specialized floating, production, storage and offloading, or FPSO support, including anchor handling and remotely operated vehicle, or ROV, operations. We regularly upgrade our fleet to improve capability, reliability and customer satisfaction. We also seek to take advantage of attractive opportunities to acquire or build new vessels to expand our fleet. We took delivery of 10 new build vessels between 2001 and 2004, and acquired a vessel in December 2004. Additionally, two new build vessels were delivered in the second quarter of 2005. Also in 2005, we committed to build 11 new vessels, one of which was delivered during the fourth quarter. We believe our relatively young fleet, which requires less maintenance and refurbishment work during required drydockings than older fleets, allows for less downtime, resulting in more dependable operations for both our customers and us.

Enhancing fleet utilization through development of specialty applications for our vessels: We operate some of the most technologically advanced vessels available. Our highly efficient, multiple-use vessels provide our customers maximum flexibility and are constructed with design elements such as dynamic positioning, firefighting, moon pools, ROV handling and oil spill response capabilities. In addition, we design and equip new build vessels specifically to meet customer needs.
Focusing on attractive international markets: We have elected to conduct our current operations mainly in the North Sea, offshore Southeast Asia and offshore Americas markets because we believe there are higher barriers to entry, lower volatility of day rates and greater potential for increasing day rates in those markets than in other markets. Furthermore, our operating experience in these markets has enabled us to anticipate and profitably respond to trends in these markets, such as the increasing demand for multi-function vessels met by our recent additions to our North Sea fleet. In addition, we have capacity, under appropriate market conditions, to alter the geographic focus of our operations to a limited degree by shifting vessels between our existing markets and by entering new ones as they develop economically and become more profitable.
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
General
     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 34 vessels operating from the area. We also have 11 vessels operating in Southeast Asia, five vessels in Brazil, two in the Mediterranean Sea, two vessels in India, two in the Middle East, one in West Africa and two vessels in Mexico. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 59 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At March 1, 2006, our fleet includes 48 owned vessels and 11 managed vessels.
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
     In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies. The aggregate number of drydockings and other repairs undertaken in a given period generally determines maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, and the availability allowed by our customers have influenced, and will continue to influence the timing of drydocks.
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
     The industry’s accounting practices have historically allowed three methods to account for these expenditures: (1) defer and amortize, (2) accrue in advance, and (3) expense as incurred. There are no authoritative criteria for determining a preferable method of accounting for drydock expenditures. However, we have determined that expensing these costs as incurred is the method predominantly used in our industry peer group and is a more rational basis for recognizing major maintenance expenditures in our financial statements.
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

	2003	2002	2001
	(In thousands)
Net income, as reported	$534	$23,961	$37,922
Net income, pro forma	588	24,023	36,089
Earnings per share:
Basic – as reported	$0.03	$1.25	$2.31
Basic – pro forma	0.03	1.26	2.20
Diluted – as reported	0.03	1.22	2.26
Diluted – pro forma	0.03	1.23	2.15
Allowance for Doubtful Accounts
     Our customers are primarily major and independent oil and gas companies and oil service companies. Given our experience where our historical losses have been insignificant and our belief that our related credit risks are minimal, our major and independent oil and gas company and oil service company customers are granted credit on customary business terms. Our exposure to foreign government-owned and controlled oil and gas companies, as well as companies that provide logistics, construction or other services to such oil and natural gas companies, may result in longer payment terms; however, we monitor our aged accounts receivable on an ongoing basis and provide an allowance for doubtful accounts on a case-by-case basis as conditions warrant. We make critical estimates for the allowance for doubtful accounts based on the age of the receivable, collection history from the particular customer and management’s judgment of the ability of the customer to pay. Historically, we have collected appreciably all of our accounts receivable balances. In 2005, we wrote-off approximately $1.2 million deemed to be uncollectible, which primarily represented one customer that had been included in the 2004 allowance for doubtful accounts. At December 31, 2005 and 2004, respectively, we provided an allowance for doubtful accounts of $0.1 million and $1.3 million. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay. Because amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.
     In the fourth quarter of 2004, our Audit Committee adopted a management recommendation regarding the allowance for doubtful accounts receivable for significantly aged receivables. See “Business—Internal Controls.”
Deferred Costs
     Since inception, we have capitalized the costs associated with the periodic requirements of the various classification societies, which requires the vessels to be placed in drydock twice in a five-year period. Generally, drydocking costs include refurbishment of structural components as well as major overhaul of operating equipment, subject to scrutiny by the relevant classification society. Historically, these costs have been amortized over a 30-month period. As discussed in the “Change in Accounting Principle” section above, we have changed our accounting for these costs. Effective January 1, 2004, we began expensing these costs as incurred. A charge of $7.3 million, net of tax ($0.36 per basic and diluted common share), reflecting the cumulative effect of this accounting change was recorded at January 1, 2004.
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
Long-Lived Assets and Goodwill
     Our long-lived tangible assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the 2001 acquisition of Sea Truck Holding AS. The determination of impairment of all long-lived assets, including goodwill, is conducted when indicators of impairment are present and at least annually on December 31 for goodwill. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.
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
     At December 31, 2005 and 2004, we performed our impairment test and determined there was no goodwill impairment. There are many assumptions and estimates underlying the determination of the implied fair value of the reporting unit, such as future expected utilization and the average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although we believe our assumptions and estimates are reasonable, deviations from our estimates by actual performance could result in an adverse material impact on our results of operations. Examples of events or circumstances that could give rise to an impairment of an asset (including goodwill) include: prolonged adverse industry or economic change; significant business interruption; unanticipated competition that has the potential to dramatically reduce our earning potential; legal issues; or the loss of key personnel.
Income Taxes
     A significant portion of our earnings originate in the North Sea, a region in which certain jurisdictions including the United Kingdom and Norway provide alternative taxing structures created specifically for qualified shipping companies, referred to as “tonnage tax” regimes. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Under the applicable tonnage tax regime, earnings from our qualified shipping activities in Norway are not currently taxed. The Norwegian tonnage tax regime includes, among other things, provisions that will, upon (i) the voluntary or involuntary exit from the tonnage tax regime, (ii) the payment of a dividend, and/or (iii) complete liquidation, trigger an ordinary 28% income tax on the qualified shipping company’s statutory accumulated untaxed net earnings, if any. If the Company were to exit from the tonnage tax regime ((i) or (iii) above), the computation of the amount subject to tax at 28% would be equal to (a) the market value of all the assets owned within the tonnage tax regime less (b) the amount of any undistributed previously taxed earnings at the beginning of the exit year and (c) paid-in-share capital, including any premiums. The resulting exit computation taxable gain or loss would, subject to certain conditions, be recognized over five years beginning with the exit year. In the case of an actual dividend ((ii) above), the amount subject to tax would be limited to the amount of the dividend grossed-up for such taxes. We have not recorded a tax provision for any of these three possible taxable events, and should any of these events occur in the future, we will have to record a 28% income tax expense in the period in which such event does occur. At December 31, 2005, the accumulated untaxed book earnings for our qualified Norwegian shipping activities was approximately $23.5 million, which, if paid as a dividend, would result in a tax liability of approximately $6.6 million. We believe that the likelihood is remote that we will trigger any of these events and have to pay income tax on some or all of the accumulated untaxed net earnings under Norway’s tonnage tax regime. The United Kingdom tonnage tax regime provisions do not include similar requirements for possible future taxation of shipping activities income. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.
     Almost all of our tax provision is for taxes in regions outside of the United Kingdom and Norway. Should our operations structure change or should the tonnage tax regime laws change, we could be required to provide for taxes at rates much higher than currently reflected in our consolidated financial statements. Additionally, if our pre-tax earnings in a higher tax jurisdiction increase, there could be a significant increase in our annual effective tax rate. That increase could cause volatility in the comparison of our effective tax rate from period to period.
     In 2004, we reduced a deferred income tax liability from $4.9 million to $0.3 million related to certain of the Company’s amended 2001, 2002 and 2003 U.K. corporation tax returns, which had then recently been reviewed, or examined, by and agreed with the U.K. Inland Revenue, thereby, finalizing U.K. taxes for those tax returns.
     The American Jobs Creation Act of 2004 increased the foreign tax credit carryforwards period to ten years. We have $2.3 million of such foreign tax credit carryforwards that begin to expire in 2009. A valuation allowance has been established against the full amount of these credits less the tax benefit of the deduction. We, also, have certain foreign operating loss carryforwards of approximately $6.0 million for which we have established a full valuation allowance. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made.
     The Jobs Act also includes specific tax reform related to foreign shipping income. This legislation favorably impacted us beginning January 1, 2005, with the majority of our foreign shipping income no longer subject to tax in the United States of America. In 2005, we reviewed our global operating structure and executed a world-wide restructuring to maximize potential growth and cash flow, lower income taxes, and create a more favorable corporate structure for the expansion of our business.
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

Multi-employer Pension Obligation
     Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., the Merchant Navy Officers Pension Fund (“MNOPF”). We have been informed of an estimated £234.0 million, or $402.6 million, total fund deficit calculated by the fund’s actuary based on the most recent actuary study. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers.
     In 2005 we received invoices from the MNOPF for $1.8 million, which represents the amount calculated by the fund as our current share of the deficit. Under the terms of the invoice, we paid $0.3 million with the remaining due in annual installments over nine years. Accordingly, we recorded the full amount of $1.8 million as a direct operating expense and the $1.5 million remaining obligation is recorded as a liability. The amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations which are due to occur every three years, the next of which is scheduled for the end of March 2006. Our share of the fund’s deficit will be dependent on a number of factors including the updated actuarial study, the number of participating employers, and the final method used in allocating the required contribution among participating employers.
Consolidated Results of Operations
Comparison of the Fiscal Years Ended December 31, 2005 and December 31, 2004
     Our revenues increased from $139.3 million in 2004 to $204.0 million in 2005, resulting mainly from continued increased activity in the North Sea that started in late 2004, the full year effect of two vessel additions in the second half of 2004, the addition early in 2005 of a bareboat chartered vessel, and the delivery of three new build vessels in the second and fourth quarters of 2005. For the year ended December 31, 2005, net income was $38.4 million, or $1.86 per diluted share, compared to $2.7 million, or $0.13 per diluted share before the cumulative effect of change in accounting principle resulting in a charge of $7.3 million, or $0.36 per diluted share for 2004. Including the cumulative effect of the change in accounting principle, our net loss for 2004 was $4.6 million, or $0.23 per diluted share.
     The North Sea market showed continued improvement, with increases in both day rates and utilization. Additionally, we experienced an increase in capacity resulting from two vessel additions in the North Sea, one late in 2004 and one early in 2005, as well as three 2005 new build additions, two in the Americas region late in the second quarter and one in the Southeast Asia region in the fourth quarter. Day rates improved during the year in all our regions, indicating continued strong demand for our vessels.
     All our regions experienced an increase in revenue resulting mainly from a $33.6 million increase in day rates mainly attributable to improved market conditions and stronger exploration and development activities. Additionally, an increase in capacity of $17.1 million, mainly due to the vessel additions listed above partially offset by one fewer operating day in 2005, as 2004 was a leap year, also contributed to the increase in revenues. We also experienced a utilization increase of $14.0 million, with increases experienced in all of our regions.

	Year ended December 31,
	(Dollars in thousands)
			Increase
	2005	2004	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$15,530	$11,862	$3,668
Southeast Asia-Based Fleet	5,849	5,137	712
Americas-Based Fleet	11,518	12,137	(619)
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	91.9%	80.9%	11.0%
Southeast Asia-Based Fleet	91.6%	82.2%	9.4%
Americas-Based Fleet	95.6%	91.6%	4.0%
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	30.8	29.4	1.4
Southeast Asia-Based Fleet	10.2	11.6	(1.4)
Americas-Based Fleet	6.2	4.6	1.6

Total	47.2	45.6	1.6

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars ($) at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2005, and 2004 were £ = $1.82 and £ = $1.83, respectively. The North Sea-Based Fleet includes certain vessels working offshore India, offshore West Africa, offshore the Middle East and the Mediterranean.

(d)	Adjusted for vessel additions and dispositions occurring during each period.
     Direct operating expenses increased $11.6 million in 2005 over 2004. This increase was due mainly to vessel additions throughout the year coupled with salary and travel costs related to vessels operating in Africa and Turkey, and higher costs resulting from a stronger Norwegian kroner compared to the reporting currency. Drydock expense remained somewhat stable, increasing $0.2 million, and bareboat charter expense increased $2.5 million to $3.9 million as we entered into an additional bareboat charter agreement in 2005. General and administrative expenses increased $3.9 million in 2005, as the implementation of Sarbanes-Oxley related controls and procedures and other regulatory requirements resulted in higher professional fees and higher salary-related expenses. Depreciation expense increased by $2.7 million from 2004 to 2005 due mainly to the vessel additions described above.
     Interest expense increased $1.8 million due mainly to the higher weighted average interest rate on our revolving debt. During 2004, we also incurred an expense of $6.5 million related to the redemption of our $130 million 8.75% senior notes. The gain on sale of assets of $2.3 million in 2004 primarily reflects the sale of three of our oldest Southeast Asia based vessels, the Seawhip, the Seawitch and the Sea Conquest. Additionally, the income of $0.5 million in the other category compared to $1.5 million in 2004 was mainly due to the 2004 favorable foreign currency movements on inter-company accounts anticipated to be settled.
     The income tax benefit of $6.5 million for 2004 reflects the reversal of previously provided deferred tax liabilities for our North Sea operations, as our United Kingdom subsidiary finalized an Inland Revenue audit relating to tonnage tax. Our tax provision can fluctuate significantly based on the mix of vessels working in higher tax jurisdictions. As such, income tax expense in 2005 was $3.4 million.
Comparison of the Fiscal Years Ended December 31, 2004 and December 31, 2003
     Our revenues increased from $129.9 million in 2003 to $139.3 million in 2004, largely as a result of the increase in North Sea activity late in the year, the full year effect of 2003 new build deliveries and the addition of two vessels during the second half of 2004. For the year ended December 31, 2004, income was $2.7 million, or $0.13 per diluted share before the cumulative effect of change in accounting principle resulting in a charge of $7.3 million, or $0.36 per diluted share. Including the cumulative effect of the change in accounting principle, our net loss for 2004 was $4.6 million, or $0.23 per diluted share. For the year ended December 31, 2003, net income was $0.5 million, or $0.03 per diluted share.
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
     Revenue increased in all our regions except Southeast Asia, where the sale of three vessels during the year and slightly lower utilization resulted in a decrease of $0.4 million in revenue. In the Americas, revenue levels and average rates increased because of the change in our equipment mix. Overall, we experienced an increase in capacity of $4.2 million, mainly due to the factors listed above as well as one additional operating day in 2004. Day rates showed an increase of $8.2 million mainly attributable to stronger British pound and Norwegian kroner against the weak U.S. dollar, as day rates are generally denominated in international currencies. The decrease in revenues attributed to lower utilization was $2.9 million, resulting mainly from the weakness in the North Sea early in the year and the large number of vessels that were working on the spot market as a result.

	Year ended December 31,
	(Dollars in thousands)
			Increase
	2004	2003	(Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$11,862	$11,042	$820
Southeast Asia-Based Fleet	5,137	5,075	62
Americas-Based Fleet	12,137	11,707	430
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	80.9%	78.3%	2.6%
Southeast Asia-Based Fleet	82.2%	83.8%	(1.6%)
Americas-Based Fleet	91.6%	92.8%	(1.2%)
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	29.4	30.8	(1.4)
Southeast Asia-Based Fleet	11.6	12.0	(0.4)
Americas-Based Fleet	4.6	4.0	0.6

Total	45.6	46.8	(1.2)

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenues for vessels in our North Sea fleet are primarily earned in British pounds (£) and have been converted to U.S. dollars ($) at the average exchange rate ($/£) for the periods indicated. The average exchange rates for the years ended December 31, 2004, and 2003 were £ = $1.83 and £ = $1.63, respectively. The North Sea-Based Fleet includes certain vessels working in India and West Africa.

(d)	Adjusted for vessel additions and dispositions occurring during each period.
     Direct operating expenses increased $1.4 million in 2004 over 2003. This increase was due to higher costs resulting from stronger currencies in the operating regions compared to the reporting currency and change in our equipment mix. Bareboat charter expense decreased $5.1 million to $1.4 million as we returned the last bareboat chartered vessel to its owner during 2004. We currently have no bareboat chartered vessels in our fleet. General and administrative expenses increased $4.9 million in 2004, as the implementation of Sarbanes-Oxley related controls and procedures and other regulatory requirements resulted in higher professional fees and higher salary-related expenses. Also, an increase in the allowance for doubtful accounts of $0.9 million contributed to this increase. Drydock expense of $9.0 million in 2004 relates to the change in accounting principle described above and in Note 1 to the Consolidated Financial Statements. Depreciation and amortization expense decreased by $1.9 million from 2004 to 2003 mainly due to the reclassification of drydock expense resulting from the change in accounting principle.
     Interest expense increased $4.3 million due mainly to the higher outstanding balance and a higher weighted average interest rate on our line of credit, resulting from the conversion of the line of credit from U.S. dollars to British pounds at the end of 2003. During 2004, we also incurred an expense of $6.5 million related to the redemption of our $130 million 8.75% senior notes. The gain on sale of assets of $2.3 million primarily reflects the sale of three of our oldest Southeast Asia based vessels, the Seawhip, the Seawitch and the Sea Conquest. Additionally, we reported income in the other category of $1.5 million, compared to $1.3 million expense in 2003, resulting from favorable foreign currency movements on inter-company accounts anticipated to be settled.
     The income tax benefit of $6.5 million for 2004 reflects the reversal of previously provided deferred tax liabilities for our North Sea operations, as our United Kingdom subsidiary finalized an Inland Revenue audit relating to tonnage tax. Substantially all of our tax provision is for deferred taxes, and can fluctuate significantly based on the mix of vessels working in the higher tax jurisdictions.

Segment Results
     As discussed in “General Business” included in Part I, Items 1 and 2, we operate three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131. Prior to 2004, we reported all operations in a single segment. In 2004, our segment reporting was changed to conform to the manner in which our chief operating decision maker reviews, and we manage, our business. Substantially all of our revenues are derived from and all of our long-lived assets located in foreign jurisdictions.
     Management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Furthermore, gains and losses from sale of assets are also excluded from operating income, as strategic decisions relating to asset acquisitions and divestitures are generally made centrally as well. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income is summarized in the following table, and detailed discussions follow.
Operating Income by Operating Segment

	Year ended December 31,
	2005	2004	2003
	(In thousands)
North Sea	$55,897	$10,591	$5,547
Southeast Asia	10,007	6,230	8,657
Americas	4,421	5,942	4,652

Total reportable segment operating income	70,325	22,763	18,856
Other	(10,589)	(6,869)	(4,129)

Total reportable segment and other operating income	$59,736	$15,894	$14,727

North Sea Region:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Revenues	$160,276	$103,190	$96,120
Operating expenses	82,295	71,818	68,038
Depreciation and amortization expense	22,084	20,781	22,535

Operating income	$55,897	$10,591	$5,547

Comparison of Fiscal Year Ended December 31, 2005 and December 31, 2004
     Revenues for 2005 increased $57.1 million, compared to 2004. The increase was primarily driven by increased capacity of $13.0 million due to a full year effect of a vessel acquired in December 2004, the addition of a bareboat chartered vessel early in 2005, and the addition of vessels mobilized into the region from other parts of the world during the year. Additionally, day rates increased by $32.0 million principally due to the continued improvement in exploration and development activities in the North Sea and increases in foreign currency exchange rates between the Norwegian kroner against the U.S. dollar, and an increase in utilization of $12.0 million due to the strength in the market. Operating expenses and depreciation expense increased by $10.5 million and $1.3 million, respectively from 2004 to 2005, primarily due to the vessel additions, and, in the case of the increase in operating expenses, also due to higher salaries and travel costs related to vessels operating offshore Africa and offshore Turkey, higher vessel utilization, as well as a $1.8 million pension expense related to the MNOPF as discussed in “Critical Accounting Policies and Estimates”.
Comparison of Fiscal Year Ended December 31, 2004 and December 31, 2003
     Revenues for 2004 increased $7.1 million, compared to 2003. The increase was primarily driven by increased capacity of $3.2 million due to a full year effect of newly built vessels delivered in 2003 partially offset by vessels mobilized out of the region and increased day rates of $8.7 million principally due to increases in foreign currency exchange rates between the British pound and Norwegian kroner against the U.S. dollar, offset by utilization decrease of $4.8 million due the weaknesses in the market. Operating expenses and depreciation and amortization expense increased in total by $2.0 million from 2003 to 2004, primarily due to stronger currencies in the operating region compared to the U.S. dollar. Depreciation and amortization expense also decreased due to the reversal of drydock amortization and recording drydock expenses as incurred in 2004, which are now recorded in operating expenses.

Southeast Asia Region:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Revenues	$19,570	$17,505	$17,907
Operating expenses	6,942	8,810	6,438
Depreciation and amortization expense	2,621	2,465	2,812

Operating income	$10,007	$6,230	$8,657

Comparison of Fiscal Year Ended December 31, 2005 and December 31, 2004
     An increase in revenues of $2.1 million in 2005 compared to 2004 can be attributed primarily to increased day rates of $1.3 million due to improvement in market conditions in the area. Additionally, utilization increased by $1.2 million in 2005 due mainly to the operation of a vessel mobilized to the area from another region. Offsetting these increases was a decrease in capacity directly related to the 2004 sale of three older vessels and one less operating day in 2005 compared to 2004, partially offset by the addition of one new build vessel and mobilization into the area of an additional vessel from another region. Operating expenses decreased by $1.9 million due to the decrease in the number of vessels in the region resulting from the above mentioned vessel sale. Depreciation expense increased by $0.2 million due to the addition of one higher specification new build vessel, offset by the sale of three older vessels in 2004.
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
Americas Region:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Revenues	$24,196	$18,617	$15,873
Operating expenses	15,814	9,925	8,676
Depreciation and amortization expense	3,961	2,750	2,545

Operating income	$4,421	$5,942	$4,652

Comparison of Fiscal Year Ended December 31, 2005 and December 31, 2004
     Revenues of $24.2 million for 2005 increased by $5.6 million compared to 2004 due to increased capacity of $4.8 million resulting from the delivery of two new build vessels and the full year effect of one vessel delivered in the third quarter of 2004. Partially offsetting this increase was the full year effect of two vessels that were mobilized out of the region in 2004. Utilization increased by $0.8 million due to market improvement. Operating expenses increased by $5.9 million resulting mainly from the increased size of the fleet in the area, and depreciation expense increased by $1.2 million due to the net addition of vessels.
Comparison of Fiscal Year Ended December 31, 2004 and December 31, 2003
     Revenues for 2004 increased by $2.7 million compared to 2003 due to increased capacity, day rate and utilization with the mobilization of the North Stream and the Highland Warrior into the region, and the delivery of the Austral Abrolhos to the Brazil market in 2004 offset by the mobilization of the Highland Piper to the North Sea during 2004 and the full year effect of the return of a bareboat chartered vessel to its owner during 2003. Operating expenses and depreciation and amortization expense increased in total by $1.5 million due to the net addition of vessels.
Liquidity and Capital Resources
     Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are ultimately determined by the supply and demand for crude oil and natural gas.
     We anticipate that the cash on hand and future cash flow from operations for the twelve months ending December 31, 2006, will be adequate to repay our debts due during such period, to make normal recurring capital additions and improvements, and to meet working capital requirements. We believe that our current cash and cash flows from operations will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. We are currently renegotiating our revolving debt agreements as discussed below.
Long-Term Debt
     The Multi-currency Bank Credit Facility, which we entered into with a syndicate of five banks, is presently secured by eight of our vessels. The maximum commitment amount was originally $100 million. During the third quarter of 2004, the facility began its $4 million quarterly reduction phase, which will continue until the fourth quarter of 2007. A final payment of $44 million will be due in March 2008. At December 31, 2005, the Multi-currency Bank Credit Facility had a balance of $59.7 million. Interest on outstanding balances accrues at LIBOR plus a margin ranging from 1.2% to 1.5% depending on our ratio of funded debt to total capitalization, or Leverage Ratio. At December 31, 2005, all outstanding borrowings under the Multi-currency Bank Credit Facility were denominated in British pounds in order to match the currency associated with the revenue stream for the collateral vessels. As of December 31, 2005, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 5.8%. The Multi-currency Bank Credit Facility requires us not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We were in compliance with all Multi-currency Bank Credit Facility covenants at December 31, 2005.
     On December 23, 2004, we entered into a new Multi-currency Senior Secured Acquisition Credit Facility providing for a $50 million revolving credit facility which is secured by eight vessels. This credit facility has a final maturity date of the earlier of January 31, 2008 or three calendar years from the first drawdown date. At December 31, 2005, we had $19.7 million outstanding under this credit facility. Outstanding borrowings on this facility were denominated in U.S. dollars ($12.0 million), with the balance denominated in British pounds ($7.7 million). As of December 31, 2005, the weighted average interest rate on the outstanding borrowings under this facility was 5.5%.
     We have received a term sheet, subject to a number of conditions, relating to a new $175 million secured revolving credit agreement which will replace our three existing bank credit agreements and mature in 2012. If we enter into the credit agreement, the loans will be secured by certain vessels. We are currently reviewing draft loan documents reflecting the term sheet and expect to close on the new facility by the end of the first quarter of 2006. Any outstanding balances under the existing agreements will be refinanced with the new facility. In the event we do not complete the transactions contemplated by the term sheet, we anticipate that we will seek other lenders or amend our existing credit facilities, none of which expire until 2008.
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
     The 7.75% senior notes are general unsecured obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness and are senior to all future subordinated indebtedness. The 7.75% senior notes are effectively subordinated to all future secured obligations to the extent of the assets securing such obligations and all existing and future indebtedness and other obligations of our subsidiaries and trade payables incurred in the ordinary course of business. Under certain circumstances, our payment obligations under the 7.75% senior notes may be jointly and severally guaranteed on a senior unsecured basis by one or more of our subsidiaries.
     The indenture under which the 7.75% senior notes are issued imposed operating and financial restrictions on us. These restrictions affect, and in many cases limited or prohibited, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments. We were in compliance with all indenture covenants at December 31, 2005.
     We also have a credit facility relating to our 2001 acquisition of Sea Truck Holding AS consisting of three tranches, each secured by certain vessels. In December 2005, we paid off one of the three tranches and had $10.7 million outstanding on the additional two tranches as of December 31, 2005. This debt amortizes in various quarterly amounts until maturity in 2008.
Current Year Cash Flow
     At December 31, 2005, we had cash on hand of $24.2 million. Cash provided by operating activities for the year ended December 31, 2005, was $64.9 million compared to $25.6 million in the previous year. The increase was primarily attributable to higher operating income reflecting a continued strengthening of the North Sea market and new vessel additions during 2005.
     Cash used in investing activities for the years ended December 31, 2005 and 2004 was $43.3 million and $40.4 million, respectively. In 2004, we sold three of our oldest Southeast Asia vessels for $5.9 million. The proceeds from this sale decreased the reported cash used in investing activities. Before this decrease, cash used in investing activities decreased by $2.9 million from 2004 to 2005, mainly due to lower expenditures relating to purchases of vessels and equipment in 2005.
     In 2005, we used $15.7 million in financing activities, while in 2004, we had $23.0 million provided by financing activities. The reason for the change is the increased amount of repayments of debt as a proportion of borrowings in 2005 compared to 2004.
     Most all of our tax liabilities are for deferred taxes. The tonnage tax regimes in both the U.K. and Norway reduce the cash required for taxes in each of these regions. Our tax provision can therefore fluctuate greatly depending on the mix of income from low tax jurisdictions of the U.K. and Norway versus income outside of these areas. We experienced an increase in the number of our vessels working outside the North Sea in 2005.
Debt and Other Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2005 and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions):

	2006	2007	2008	2009	2010	Thereafter
Repayment of Long-Term Debt, Excluding Debt Discount of $0.6 million	$2.1	$38.1	$50.1	$—	$—	$160.0
New Build Program Commitments	41.3	104.4	23.0	—	—	—
Non-Cancelable Operating Leases	0.5	0.4	0.4	0.3	0.3	1.1
Other	0.2	0.2	0.2	0.2	0.2	0.9

Total	$44.1	$143.1	$73.7	$0.5	$0.5	$162.0

Other Commitments
     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $10.9 million at December 31, 2005. All of these instruments have an expiration date within two years. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.
Transactions with Related Parties
     For information regarding transactions with related parties, see Note 8 to our Consolidated Financial Statements included in Part II, Item 8.
Currency Fluctuations and Inflation
     In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. dollars. Substantially all of our operations are international, therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in British pounds with a portion denominated in Norwegian kroner. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 79% of our total consolidated revenue for the year ended December 31, 2005. In 2005, the British pound/U.S. dollar exchange rate ranged from a high of £ = U.S. $1.93 to a low of £ = U.S. $1.71 with an average of £ = U.S. $1.82 for the year. During the same period the Norwegian kroner/U.S. dollar exchange rate ranged from a high of kr = U.S. $0.165 to a low of kr = U.S. $0.147 with an average of kr = U.S. $0.155. At March 1, 2006, the exchange rates were £ = U.S. $1.75 and kr = U.S. $0.149.
     Our outstanding debt of $249.8 million includes $171.4 million denominated in U.S. dollars with the balance denominated in British pounds. A substantial portion of our revenue is generated in British pounds. We have evaluated these conditions and have determined that it is in our interest not to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:
•	the cost of using hedging instruments in relation to the risks of currency fluctuations;

•	the propensity for adjustments in British pound-denominated vessel day rates over time to compensate for changes in the purchasing power of British pounds as measured in U.S. dollars;

•	the level of U.S. dollar-denominated borrowings available to us; and

•	the conditions in our U.S. dollar-generating regional markets.
     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as the fair value hedge associated with the purchase of vessels in our joint venture. See “Business – New Vessel Construction and Acquisition Program”.
     Reflected in the accompanying balance sheet at December 31, 2005, is a $41.7 million accumulated other comprehensive income primarily relating to the higher British pound and Norwegian kroner exchange rate at December 31, 2005 in comparison to the exchange rate when we invested capital in these markets. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. dollar-based capitalization between the parent company and its foreign subsidiaries. The current year change reflects the strengthening in the U.S. dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway. To date, general inflationary trends have not had a material effect on our operating revenues or expenses. One of the major consumables for the fleet is diesel fuel, the price of which has escalated significantly over the last year. Except for one contract, which has a cost flow-through provision, fuel is provided by our customers; therefore, escalating fuel prices have not and in all probability will not adversely affect our operating cost structure.
New Accounting Pronouncements
     The following new accounting standard was issued, but had not yet been adopted by GulfMark as of December 31, 2005: SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”).
     In December of 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 31, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested awards beginning in the first period restated.
     We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application method where compensation cost will be recognized related to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 shall be recognized as if the requisite service is rendered on or after the required effective date. As of January 1, 2006, all of our stock option awards are fully vested. Under the modified prospective method, vested equity awards outstanding at the effective date create no additional compensation expense. Only new awards granted after January 1, 2006 would continue to be measured and charged to expense over remaining requisite service. Our employee stock purchase plan would be considered compensatory under SFAS No. 123R whereby it allows all of our U.S. employees and participating subsidiaries to acquire shares of common stock at 85% of the fair market value of the common stock under a qualified plan as defined by Section 423 of the Internal Revenue Service. The plan has a look-back option that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise date. The total value of the look-back option imbedded in the plan is calculated using the component approach where each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of a share of non-vested stock, and a put option on 15% of a share of non-vested stock.
Forward-Looking Statements
     This Form 10-K, particularly the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support and transportation services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, operational risk, dependence on the oil and natural gas industry, delay or cost overruns on construction projects, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, risk of war, sabotage or terrorism, assumptions concerning competition, and risks of currency fluctuations and other matters. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control. There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
     At December 31, 2005, we had financial instruments that are potentially sensitive to changes in interest rates including our 7.75% senior notes, which are due July 15, 2014. They have a stated interest rate of 7.75% and an effective interest rate of 7.8%. At December 31, 2005, the fair value of these notes, based on quoted market prices, was approximately $167.2 million, as compared to a carrying amount of $159.4 million.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Stockholders of GulfMark Offshore, Inc and subsidiaries:
     We have audited the accompanying consolidated balance sheet of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GulfMark Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
UHY Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and subsidiaries:
     We have audited the accompanying consolidated balance sheet of GulfMark Offshore, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for drydock expenditures.

ERNST & YOUNG LLP

Houston, Texas
March 31, 2005

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$24,190	$17,529
Trade accounts receivable, net of allowance for doubtful accounts of $57 in 2005 and $1,280 in 2004	38,039	34,627
Other accounts receivable	3,661	3,168
Prepaids and other	3,468	2,160

Total current assets	69,358	57,484

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of $154,457 in 2005 and $139,457 in 2004	485,417	520,574
CONSTRUCTION IN PROGRESS	25,029	18,404
GOODWILL	27,628	30,218
FAIR VALUE HEDGE	1,085	—
DEFERRED COSTS AND OTHER ASSETS	5,398	6,038

TOTAL ASSETS	$613,915	$632,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,113	$19,494
Accounts payable	16,195	14,808
Accrued personnel costs	7,706	7,320
Accrued interest expense	6,539	5,981
Other accrued liabilities	1,864	1,933

Total current liabilities	34,417	49,536

LONG-TERM DEBT	247,685	258,022
DEFERRED TAX LIABILITIES	9,382	9,003
UNREALIZED LOSS ON FAIR VALUE HEDGE	1,085	—
OTHER LIABILITIES	1,250	—
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 20,373 and 20,134 shares issued and outstanding, respectively	202	201
Additional paid-in capital	125,177	122,105
Retained earnings	153,004	114,614
Accumulated other comprehensive income	41,713	79,237
Treasury stock, at cost	(2,017)	(1,344)
Deferred compensation expense	2,017	1,344

Total stockholders’ equity	320,096	316,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,915	$632,718

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
REVENUES	$204,042	$139,312	$129,900

COSTS AND EXPENSES:
Direct operating expenses	82,803	71,239	69,836
Drydock expense	9,192	8,966	—
Bareboat charter expense	3,864	1,410	6,505
General and administrative expenses	19,572	15,666	10,801
Depreciation and amortization	28,875	26,137	28,031

Total costs and expenses	144,306	123,418	115,173

OPERATING INCOME	59,736	15,894	14,727

OTHER INCOME (EXPENSE):
Interest expense	(19,017)	(17,243)	(12,988)
Interest income	569	276	238
Debt refinancing cost	—	(6,524)	—
Gain on sale of assets	—	2,282	16
Foreign currency gain (loss) and other	484	1,517	(1,267)

Total other income (expense)	(17,964)	(19,692)	(14,001)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	41,772	(3,798)	726
Income tax (provision) benefit	(3,382)	6,476	(192)

Income before cumulative effect of change in accounting principle	38,390	2,678	534

Cumulative effect on prior years of change in accounting principle — net of $773 related tax effect	—	(7,309)	—

NET INCOME (LOSS)	$38,390	$(4,631)	$534

EARNINGS (LOSS) PER SHARE:
Basic — before cumulative effect of change in an accounting principle	$1.92	$0.13	$0.03
Cumulative effect on prior years of change in accounting principle	—	(0.36)	—

Net income (loss)	$1.92	$(0.23)	$0.03

Diluted — before cumulative effect of change in an accounting principle	$1.86	$0.13	$0.03
Cumulative effect on prior years of change in accounting principle	—	(0.36)	—

Net income (loss)	$1.86	$(0.23)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,031	19,938	19,919

Diluted	20,666	19,938	20,272

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2005

	Common			Accumulated
	Stock at	Additional		Other			Deferred	Total
	0.01 Par	Paid-In	Retained	Comprehen-			Compen-	Stockholders’
	Value	Capital	Earnings	sive Income	Treasury Stock		sation	Equity
						Share
					Shares	Value
	(In thousands)
Balance at December 31, 2002	$199	$120,569	$118,711	$15,300	(36)	$(543)	$543	$254,779
Net income	—	—	534	—	—	—	—	534
Issuance of common stock	1	364	—	—	—	—	—	365
Deferred compensation plan	—	—	—	—	(25)	(355)	355	—
Translation adjustment	—	—	—	36,450	—	—	—	36,450

Balance at December 31, 2003	$200	$120,933	$119,245	$51,750	(61)	$(898)	$898	$292,128
Net loss	—	—	(4,631)	—	—	—	—	(4,631)
Issuance of common stock	—	262	—	—	—	—	—	262
Exercise of stock options	1	521	—	—	—	—	—	522
Tax benefit of options exercised	—	389	—	—	—	—	—	389
Deferred compensation plan	—	—	—	—	(30)	(446)	446	—
Translation adjustment	—	—	—	27,487	—	—	—	27,487

Balance at December 31, 2004	$201	$122,105	$114,614	$79,237	(91)	$(1,344)	$1,344	$316,157
Net income	—	—	38,390	—	—	—	—	38,390
Issuance of common stock	—	282	—	—	—	—	—	282
Exercise of stock options	1	2,118	—	—	—	—	—	2,119
Tax benefit of options exercised	—	672	—	—	—	—	—	672
Deferred compensation plan	—	—	—	—	(25)	(673)	673	—
Translation adjustment	—	—	—	(37,524)	—	—	—	(37,524)

Balance at December 31, 2005	$202	$125,177	$153,004	$41,713	(116)	$(2,017)	$2,017	$320,096

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Years Ended December 31, 2005

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net income (loss)	$38,390	$(4,631)	$534
Comprehensive income:
Foreign currency income (loss)	(37,524)	27,487	36,450

Total comprehensive income	$866	$22,856	$36,984

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,390	$(4,631)	$534
Adjustments to reconcile net income (loss) from operations to net cash provided by operations —
Depreciation and amortization	28,875	26,137	28,031
Redemption premium on early extinguishment of debt	—	4,442	—
Amortization of deferred financing costs	1,083	471	1,123
Write-off of deferred financing costs on extinguished debt	—	2,082	—
Amortization of stock-based compensation	729	325	43
Provision for doubtful accounts receivable, net of write offs	67	903	324
Deferred income tax provision (benefit)	1,040	(7,889)	(191)
Gain on sale of assets	—	(2,282)	(16)
Disposition of assets	9	—	—
Foreign currency transaction (gain) loss	1,266	(938)	677
Cumulative effect of change in accounting principle, net of tax	—	7,309	—
Change in operating assets and liabilities —
Accounts receivable	(7,976)	2,060	(2,310)
Prepaids and other	(499)	1,464	458
Accounts payable	1,920	468	(3,490)
Other accrued liabilities and other	9	(4,360)	2,447
Expenditures for drydocking costs	—	—	(7,480)

Net cash provided by operating activities	64,913	25,561	20,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(43,343)	(46,264)	(91,595)
Proceeds from disposition of equipment	—	5,860	20

Net cash used in investing activities	(43,343)	(40,404)	(91,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of direct financing costs	12,280	185,423	84,217
Repayments of debt	(29,749)	(158,434)	(15,999)
Redemption premium on early extinguishment of debt	—	(4,442)	—
Proceeds from exercise of stock options	1,513	196	106
Proceeds from issuance of stock	282	262	322

Net cash provided by (used in) financing activities	(15,674)	23,005	68,646
Effect of exchange rate changes on cash	765	1,031	1,707

NET INCREASE (DECREASE) IN CASH	6,661	9,193	(1,072)
CASH AT BEGINNING OF YEAR	17,529	8,336	9,408

CASH AT END OF YEAR	$24,190	$17,529	$8,336

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$16,412	$7,087	$13,722

Income taxes paid, net	$2,824	$277	$383

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     GulfMark Offshore, Inc. and its subsidiaries, (the “Company”, “we” or “us”) own and operate offshore support vessels, principally in the North Sea, offshore Southeast Asia, and offshore the Americas. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.
Principles of Consolidation
     Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include significant estimates for allowance for doubtful accounts receivable, depreciable lives of vessels and equipment, income taxes, valuation of goodwill and commitments and contingencies. While we believe current estimates are reasonable and appropriate, actual results could differ from these estimates.
Vessels and Equipment
     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over the estimated useful life of 25 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2005, 2004, and 2003, interest of $0.8 million, $1.6 million, and $1.8 million was capitalized, respectively. Office equipment, furniture and fixtures are depreciated over two to five years.
     Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and amortized over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2005, 2004 and 2003, are $9.6 million, $7.9 million, and $7.7 million, respectively, for costs for maintenance and repairs.
Goodwill
     Goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the 2001 acquisition of Sea Truck Holding AS. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at least annually on December 31. Management performed the required impairment testing and determined that there have been no impairments of goodwill for any of the years presented.
Multi-employer Pension Obligation
     Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., the Merchant Navy Officers Pension Fund (“MNOPF”). We have been informed of an estimated £234.0 million, or $402.6 million, total fund deficit calculated by the fund’s actuary based on the most recent actuary study. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers.

     In 2005 we received invoices from the MNOPF for $1.8 million, which represents the amount calculated by the fund as our current share of the deficit. Under the terms of the invoice, we paid $0.3 million during 2005 with the remaining due in annual installments over nine years. Accordingly, we recorded the full amount of $1.8 million as a direct operating expense in 2005 and the $1.5 million remaining obligation is recorded as a liability. The amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations which are due to occur every three years, the next of which is scheduled for the end of March 2006. Our share of the fund’s deficit will be dependent on a number of factors including the updated actuarial study, the number of participating employers, and the final method used in allocating the required contribution among participating employers.
Fair Value of Financial Instruments
     At December 31, 2005, our financial instruments consist primarily of long-term debt and fair value hedges associated with a fixed price new build contract denominated in Norwegian kroner. On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk to the U.S. dollar. This forward contract is designated as a fair value hedge and is expected to be highly effective as the terms of the forward contract is generally the same as the purchase commitment. Any gains or losses resulting from changes in fair value were recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact on the income statement. At December 31, 2005, an unrealized loss of $1.1 million is reflected in the consolidated balance sheet as Fair Value Hedge and Unrealized Loss on Fair Value Hedge.
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
Income Taxes
     Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The likelihood and amount of future taxable income and tax planning strategies are included in the criteria used to determine the timing and amount of tax benefits recognized for net operating loss and tax credit carryforwards in the consolidated financial statements.
Foreign Currency Translation
     The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. dollar, based on an assessment of the economic circumstances of the foreign operations, in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2005, 2004 and 2003, we reported net foreign currency gains (losses) in the amount of $0.1 million, $0.6 million and ($1.1) million, respectively.
Concentration of Credit Risk
     We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established on a case-by-case basis as conditions warrant. The age of the receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant. In 2005, however, we wrote-off approximately $1.2 million deemed to be uncollectible, which primarily represented one customer that had been included in the 2004 allowance for doubtful accounts.
     Under multiple contracts in the ordinary course of business, BP accounted for 11.0% of total consolidated revenues in 2005 and Petróleo Brasiliero S.A., “Petrobras”, the Brazilian national oil company accounted for 10.3% of total consolidated revenues in 2004. No other single customer accounted for 10% or more of total consolidated revenues for 2005, 2004 or 2003.
Stock-Based Compensation
     In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair value-based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. We elected to follow APB No. 25 and its related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options and do not consider factors such as vesting periods or other selling limitations.
     In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”, which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 31, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested awards beginning in the first period restated.
     We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application method where compensation cost will be recognized related to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for portion of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006 shall be recognized as if the requisite service is rendered on or after the required effective date. At January 1, 2006, all of our stock option awards are fully vested. Under the modified prospective method, vested equity awards outstanding at the effective date create no additional compensation expense. Only new awards granted after January 1, 2006 would continue to be measured and charged to expense over remaining requisite service. Our employee stock purchase plan would be considered compensatory under SFAS No. 123R whereby it allows all of our U.S. employees and participating subsidiaries to acquire shares of common stock at 85% of the fair market value of the common stock under a qualified plan as defined by Section 423 of the Internal Revenue Service. The plan has a look-back option that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise date. The total value of the look-back option imbedded in the plan is calculated using the component approach where each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of a share of non-vested stock, and a put option on 15% of a share of non-vested stock.
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

2003
Risk-free interest rate	2.2%
Volatility factor of stock price	0.28
Dividends	—
Option life	4 years
Calculated fair value per share	$3.58
     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. Set forth below is a summary of our net income (loss) and earnings (loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years.

	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$38,390	$(4,631)	$534
Employee stock-based compensation included in net income (loss), net of income taxes	481	214	19
Pro forma stock-based employee compensation expenses determined under fair value- based method, net of related tax effects	(553)	(500)	(570)

Pro forma net income (loss)	$38,318	$(4,917)	$(17)

Earnings (loss) per share:
Basic, as reported	$1.92	$(0.23)	$0.03
Basic pro forma	$1.91	$(0.25)	$0.00
Earnings (loss) per share:
Diluted, as reported	$1.86	$(0.23)	$0.03
Diluted pro forma	$1.85	$(0.25)	$0.00
Earnings Per Share
     Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the year ended December 31, 2004, the common stock equivalents are excluded as their effect is anti-dilutive. References to the number of shares of common stock and earnings (loss) per share amounts in the table below have been adjusted to retroactively reflect the June 30, 2002, two-for-one common stock split. For the years ended December 31, 2004 and 2003, options to purchase 563,000 shares for each year at prices ranging from $16.27 to $21.25 were excluded from the calculation, as the results would be anti-dilutive. The detail of the earnings (loss) per share calculations for continuing operations for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Year ended December 31, 2005
	Net	Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$38,390	20,031	$1.92

Dilutive effect of common stock options	—	635

Income per share, diluted	$38,390	20,666	$1.86

	Year ended December 31, 2004
	Net	Weighted	Per Share
	Loss	Average Shares	Amount
Loss per share, basic	$(4,631)	19,938	$(0.23)

Dilutive effect of common stock options	—	—

Loss per share, diluted	$(4,631)	19,938	$(0.23)

	Year ended December 31, 2003
	Net	Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$534	19,919	$0.03

Dilutive effect of common stock options	—	353

Income per share, diluted	$534	20,272	$0.03

Impairment of Long-Lived Assets
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than such cash flow estimate, it is written down to its fair value on a discounted cash flow basis. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. We did not record any impairment write-downs of our long-lived assets during 2005, 2004 or 2003.
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
     The industry’s accounting practices have historically allowed three methods to account for these expenditures: (1) defer and amortize, (2) accrue in advance, and (3) expense as incurred. There are no authoritative criteria for determining a preferable method of accounting for drydock expenditures. However, we have determined that expensing these costs as incurred is the method predominantly used in our industry peer group and at this time would be a more rational basis for recognizing major maintenance expenditures in our financial statements. Therefore, we believe that the change was to an acceptable alternative method, which is preferable based on our particular circumstances, under accounting principles generally accepted in the U.S., and we adopted the method of expensing drydock costs in the period incurred effective in 2004.
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
Reclassifications
     Certain reclassifications of previously reported information have been made to conform to the current year presentation. Specifically, consolidated statement of cash flows expenditures for drydocking costs have been reclassified from cash flows from investing activities to cash flows from operating activities, for 2003. This reclassification resulted in a reduction in net cash provided by operating activities (and a corresponding decrease in cash used in investing activities) of $7.5 million for 2003.
(2) VESSEL ACQUISITIONS
     From our inception, we have actively expanded our fleet through the purchase of existing vessels as well as new construction. During 2004, we took delivery of one new construction vessel in September, Austral Abrolhos, and in December purchased the Highland Citadel from a private owner. In 2005, we took delivery of three additional new construction vessels, the Coloso, Titan, and Sea Intrepid.
     In 2005, we made progress payments related to our ongoing new build vessel program. In total, we spent approximately $24.0 million related to new vessel construction in 2005.
     The following table illustrates the delivery timeline of the new build vessels:

Vessel	Scheduled Delivery Date	Type
Keppel built:
Hull 310	Q4 2007	AHTS
Hull 311	Q1 2008	AHTS
Hull 312	Q1 2008	AHTS
Hull 313	Q2 2008	AHTS
Hull 314	Q3 2008	AHTS
Hull 315	Q4 2008	AHTS
Aker 1	Q1 2007	PSV
Aker 2	Q3 2007	PSV
Sea Guardian	Q2 2006	AHTS
Sea Sovereign	Q4 2006	AHTS
(3) GOODWILL
     The following is a rollforward of our goodwill (in thousands):

	2005	2004	2003
Balance, January 1,	$30,218	$28,775	$27,774
Adjustment related to income taxes from a prior-period purchase business combination	—	(1,268)	—
Adjustment related to prior-period acquisition costs	430	—	—
Impact of foreign currency translation and adjustments	(3,020)	2,711	1,001

Balance, December 31,	$27,628	$30,218	$28,775

(4) LONG-TERM DEBT
     Our long-term debt at December 31, 2005 and 2004, consisted of the following:

	2005	2004
	(In thousands)
7.75% Senior Notes due 2014, interest payable semi-annually	$160,000	$160,000
Revolving Multi-currency Bank Credit Facility; secured by mortgages on eight vessels with an aggregate carrying amount of $180,404 at December 31, 2005; maturing in 2008, interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 5.8% and 6.1% at December 31, 2005 and 2004, respectively)	59,701	91,963
Senior Secured Revolving Credit Facility; secured by mortgages on eight vessels with an aggregate carrying amount of $102,456 at December 31, 2005; maturing in 2007; interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 5.5% and 3.8% at December 31, 2005 and 2004, respectively)	19,742	8,000
Bank debt payable in British pounds secured by mortgages on two vessels with an aggregate carrying amount of $33,254 at December 31, 2005; maturing at various dates through 2008; interest rate of LIBOR plus 1.0% to 1.125%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 5.7% and 6.1% at December 31, 2005 and 2004, respectively)	10,665	18,199
Debt owed on partnership interest related to the new build vessels	267	—

	250,375	278,162

Less: Current maturities of long-term debt	(2,113)	(19,494)
Debt discount, net	(577)	(646)

	$247,685	$258,022

The following is a summary of scheduled debt maturities by year (in thousands):

2006	$2,113
2007	38,121
2008	50,141
2009	—
2010	—
Thereafter	160,000

Total	$250,375

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
Bank Credit Facilities
     We have a $100 million Multi-currency Bank Credit Facility which is secured by first priority mortgages on eight of our vessels. The maximum availability on this facility began to reduce in increments of $4 million each quarter beginning in September 2004 with the balance of $44 million due in March 2008. The interest rate ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our Leverage Ratio, as defined in the Multi-currency Bank Credit Facility. Based on the Leverage Ratio in effect at December 31, 2005, the margin was 1.2%. At December 31, 2005 and 2004, all outstanding borrowings under the Multi-currency Bank Credit Facility were denominated in British pounds. We converted the outstanding balance to British pounds during the fourth quarter of 2003 in order to match the primary currency of the revenue stream for the collateral vessels. The credit facility includes a commitment fee of one-half the margin on any undrawn portion of the available facility. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio and a minimum net worth. We were in compliance with all Multi-currency Bank Credit Facility covenants at December 31, 2005.
     On December 23, 2004, we entered into a $50 million Senior Secured Revolving Credit Facility among Gulf Offshore N.S. Limited, our U.K. wholly-owned subsidiary, Nordea Bank Norge ASA, as Arranger, and Nordea Bank Finland Plc, as Facility Agent & Security Trustee. This facility is secured by eight vessels and is limited to the financing of the acquisition of offshore supply vessels and other related assets in the offshore support industry. The interest rate on this facility ranges from LIBOR plus a margin of 1.2% to 1.5% depending on our Leverage Ratio. Based on the Leverage Ratio in effect at December 31, 2005, the margin was 1.2%. This facility includes a commitment fee based on the undrawn portion of the available facility. Outstanding borrowings on this facility as of December 31, 2005 were denominated in U.S. dollars ($12.0 million), and in British pounds ($7.7 million).
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
     We have received a term sheet, subject to a number of conditions, relating to a new $175 million secured revolving credit agreement which will replace our three existing bank credit agreements and mature in 2012. If we enter into the credit agreement, the loans will be secured by certain vessels. We are currently reviewing draft loan documents reflecting the term sheet and expect to close on the new facility by the end of the first quarter of 2006. Any outstanding balances under the existing agreements will be refinanced with the new facility. In the event we do not complete the transactions contemplated by the term sheet, we anticipate that we will seek other lenders or amend our existing credit facilities, none of which expire until 2008.
Other Bank Debt
     Our other debt is related to and secured by specific assets. The terms of the facilities contain provisions specific to the assets collateralizing the debt preventing the sale of the assets without a corresponding reduction in the outstanding debt. Furthermore, certain loans require minimum net worth and maximum leverage ratios for the borrowing subsidiaries. Additionally, we also have debt related to a partnership interest we entered into in conjunction with our new build vessel program.
(5) INCOME TAXES
     A significant portion of our earnings originate in the North Sea, a region in which certain jurisdictions, including the United Kingdom and Norway, provide alternative taxing structures created specifically for qualified shipping companies, referred to as “tonnage tax” regimes. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Under the applicable tonnage tax regime, earnings from our qualified shipping activities in Norway are not currently taxed. The Norwegian tonnage tax regime includes, among other things, provisions that will, upon (i) the voluntary or involuntary exit from the tonnage tax regime, (ii) the payment of a dividend, and/or (iii) complete liquidation, trigger an ordinary 28% income tax on the qualified shipping company’s statutory accumulated untaxed net earnings, if any. If the Company were to exit from the tonnage tax regime ((i) or (iii) above), the computation of the amount subject to tax at 28% would be equal to (a) the market value of all of the assets owned within the tonnage tax regime less (b) the amount of any undistributed previously taxed earnings at the beginning of the exit year and (c) paid-in-share capital, including any premiums. The resulting exit computation taxable gain or loss would, subject to certain conditions, be recognized over five years beginning with the exit year. In the case of an actual dividend ((ii) above) the amount subject to tax would be limited to the amount of the dividend grossed-up for such taxes. We have not recorded a tax provision for any of these three possible taxable events, and should any of these events occur in the future, we would have to record a 28% income tax expense in the period in which such event does occur. At December 31, 2005, the accumulated untaxed book earnings for our qualified Norwegian shipping activities was approximately $23.5 million, which, if paid as a dividend, would result in a tax liability of approximately $6.6 million. We believe that the likelihood is remote that we will trigger any of these events and have to pay ordinary income tax on some or all of the accumulated untaxed net earnings under Norway’s tonnage tax regime. The United Kingdom tonnage tax regime provisions do not include similar requirements for possible future taxation of shipping activities income. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.
     Substantially all of our tax provision is for taxes in regions outside the United Kingdom and Norway. Should our operational structure change or should the laws that created the tonnage tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our financial statements. Additionally, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. That increase could cause volatility in the comparisons of our effective tax rate from period to period.
     During 2004, we reversed certain deferred tax liabilities totaling $6.9 million in the aggregate; all of which related to certain income tax audits finalized in 2004. Of these audit related deferred income tax reversals, $5.6 million reduced 2004 income tax expense and the $1.3 million remainder related to an acquired entity’s preacquisition deferred income tax liability that was recorded as an adjustment to the purchase price of that acquired entity.
     Income (loss) before income taxes and cumulative effect of change in accounting principle attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2005	2004	2003
U.S.	$(10,204)	$(17,217)	$(11,869)
Foreign	51,976	13,419	12,595

	$41,772	$(3,798)	$726

     The components of our tax provision (benefit) attributable to income (loss) before income taxes and cumulative effect of change in accounting principle are as follows for the year ended December 31, (in thousands):

	2005			2004			2003
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S.	$44	$(550)	$(506)	$—	$(2,249)	$(2,249)	$—	$288	$288
Foreign	2,298	1,590	3,888	1,413	(5,640)	(4,227)	383	(479)	(96)

	$2,342	$1,040	$3,382	$1,413	$(7,889)	$(6,476)	$383	$(191)	$192

     Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before income taxes and cumulative effect of change in accounting principle in the accompanying consolidated statements of operations is as follows:

	2005	2004	2003
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Effect of foreign operations	(27.0)	(3.1)	(7.6)
Release of deferred tax liabilities	—	138.0	—
Valuation allowance	2.0	1.6	—
Other	(0.9)	—	—

	8.1%	170.5%	26.4%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets
Accruals currently not deductible for tax purposes	$1,085	$652
Net operating loss carryforwards	13,236	7,998
Foreign and other tax credit carryforwards	3,107	1,778

	$17,428	$10,428
Less valuation allowance	(3,517)	(2,666)

Net deferred tax assets	$13,911	$7,762

Deferred tax liabilities
Depreciation	$(13,803)	$(7,436)
Foreign income not currently recognizable	(7,199)	(2,896)
Other	(2,291)	(6,433)

Total deferred tax liabilities	$(23,293)	$(16,765)

Net deferred tax liability	$(9,382)	$(9,003)

     As of December 31, 2005 and 2004, the total net deferred tax liability of $9.4 million and $9.0 million, respectively, is included in non-current liabilities in the consolidated balance sheet. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $0.9 million and $0.1, respectively. As of December 31, 2005, we had net operating loss carryforwards (“NOLs”) for income tax purposes totaling $19.1 million in the U.S., $6.0 million in Norway, and $17.5 million in Mexico that are, subject to certain limitations, available to offset future taxable income. These NOLs will begin to expire in the U.S. beginning in 2019 through 2025 and in Mexico beginning in 2016 and we expect to fully utilize these tax losses. However, it is more likely than not that the Norway NOLs will not be utilized and a full valuation allowance has been established for such NOLs.

Additionally, we have foreign tax credit carryforwards of $2.3 million that will begin to expire in 2009. A valuation allowance has been established against the full amount of these credits less the tax benefit of the deduction.
     We intend to permanently reinvest a portion of the unremitted earnings of our non-U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $147.6 million at December 31, 2005. Management evaluated the impact of the repatriation provisions of the Jobs Act on our strategy for permanent reinvestment and concluded that any such repatriation would not be tax efficient nor compatible with the Company’s business practices and plans.
     The Jobs Act also provided for reform related to foreign shipping income. This legislation favorably impacted us beginning January 1, 2005, with the majority of our foreign shipping income no longer subject to tax in the United States. In 2005, we reviewed our global operating structure and executed a worldwide restructuring to maximize potential growth and cash flow, including lowering income taxes, as well as create a more favorable corporate structure for the expansion of our business.
(6) COMMITMENTS AND CONTINGENCIES
     At December 31, 2005, we had long-term operating leases for office space, automobiles, and office equipment. Aggregate operating lease expense for the years ended December 31, 2005, 2004 and 2003 was $579, $570, and $520 thousand, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

2006	$505
2007	400
2008	375
2009	346
2010	228
Thereafter	1,123

Total	$2,977

     The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates May 2, 2016, at a purchase price in the first year of $26.8 million declining to an adjusted purchase price of $12.9 million in the thirteenth year.
     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $10.9 million and $11.7 million at December 31, 2005 and 2004, respectively. All of these instruments have an expiration date within two years. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.
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
(7) STOCKHOLDERS’ EQUITY
     Common Stock Issuances
     We have established an Employee Stock Purchase Plan (the “ESPP”), which provides employees with a means of purchasing our common stock. During 2005, 13,220 shares were issued through the ESPP, generating approximately $0.3 million in proceeds. The provisions of the ESPP are described below in more detail.
     A total of 63,000 and 58,700 restricted shares of our stock were granted to certain officers and key employees in 2005 and 2004, respectively, pursuant to our 1997 Incentive Equity Plan described below, with an aggregate market value of $2.0 million and $0.9 million, respectively, on the grant dates. The restrictions terminate at the end of three years and the value of the restricted shares is being amortized to expense over that period.
Stock Options and Stock Option Plans
     Under the terms of our Amended and Restated 1993 Non-Employee Director Stock Option Plan (the “Director Plan”), options to purchase 20,000 shares of our common stock were granted to each of our five non-employee directors in 1993, 1996, 1999 and 2002, and to a newly appointed director in 2001 and 2003. The exercise price of options granted under the Director Plan is fixed at the market price at the date of grant. A total of 800,000 shares were reserved for issuance under the Director Plan. The options have a term of ten years.
     Under the terms of our 1987 Employee Stock Option Plan (the “1987 Employee Plan”), options were granted to employees to purchase our common stock at specified prices. On May 20, 1997, the 1987 Employee Plan expired and, therefore, no additional shares were reserved for granting of options under this plan, though options remain outstanding under this plan.
     In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan which replaced the 1987 Employee Plan. A total of 814,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three-year period and to the extent not exercised, expire on the tenth anniversary of the date of grant. The following table summarizes the activity of our stock incentive plans during the indicated periods.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,233,626	$11.69	1,271,126	$11.56	1,335,264	$11.33
Granted	—	—	—	—	20,000	14.11
Forfeitures	—	—	—	—	(30,000)	20.30
Exercised	(150,156)	9.57	(37,500)	7.24	(54,138)	1.96

Outstanding at end of year	1,083,470	$11.98	1,233,626	$11.69	1,271,126	$11.56

Exercisable shares and weighted average exercise price	1,083,470	$11.98	1,167,626	$11.37	949,782	$9.34
Shares available for future grants at December 31, 2005	634,350		710,550
     The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$2.68 to $3.97	167,070	$2.83	2.3 years	167,070	$2.83
$6.58 to $10.06	338,400	$7.21	5.0 Years	338,400	$7.21
$13.10 to $17.44	469,000	$16.57	7.2 years	469,000	$16.57
$19.37 to $21.25	109,000	$21.10	8.3 years	109,000	$21.10

	1,083,470	$11.98	5.9 years	1,083,470	$11.98

     Historically, we have used stock options as a long-term incentive for our employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of APB No. 25, no compensation expense has been recognized in the accompanying financial statements for these options. See Note 1 “Stock-Based Compensation” of the “Notes to the Consolidated Financial Statements”.
ESPP
     In May 2002, the shareholders approved our employee stock purchase plan, or ESPP. The ESPP is available to all our U.S. employees and our participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Our U.K. employees are eligible to purchase our stock through a separate plan modified to meet the requirements of the U.K. tax authorities. The benefits available to those employees are substantially similar to those in the U.S. These plans are considered non-compensatory and as such, our financial statements do not reflect any related expense through December 31, 2005. However, effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, and expense these costs as compensation. We have authorized the issuance of up to 400,000 shares of common stock through these plans. At December 31, 2005, there were 332,213 shares remaining in reserve for future issuance. See Note 1 “Recent Accounting Pronouncements.”
401(k)
     We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $27,000, $7,000 and $17,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Executive Deferred Compensation Plan
     We maintain an executive deferred compensation plan (the “EDC Plan”). Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. At December 31, 2005, a total of $0.9 million had been deferred into the Prime plus 2% portion of the plan.
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
Dividends
     We have not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture under which the Senior Notes are issued, we may be restricted from declaring or paying dividends; however, we currently anticipate that, for the foreseeable future, any earnings will be retained for the growth and development of our business. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors, financial requirements, general business conditions and other factors.
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

We entered into a purchase and sale agreement with one of our officers to purchase his former residence in connection with his relocation to our corporate office in Houston, Texas. An offer was made by a buyer and accepted by us and the transaction should close during the first quarter of 2006.
(9) OPERATING SEGMENT INFORMATION
Business Segments
     The Company operates its business based on geographical locations and maintains the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.
     In prior years, the Company reported all operations in a single operating segment. In 2004, our segment reporting was changed to conform to the manner in which our chief operating decision maker reviews, and we manage, our business.
     Management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Furthermore, gains and losses from sale of assets are also excluded from operating income, as strategic decisions relating to asset acquisitions and divestitures are generally made centrally as well. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. All significant transactions between segments are conducted on an arms-length basis based on prevailing market prices and are accounted for as such. Operating income and other information regularly provided to our chief operating decision-maker is summarized in the following table (all amounts in thousands).

	North	Southeast
	Sea	Asia	Americas	Other	Total
Year Ended December 31, 2005
Revenues	$160,276	$19,570	$24,196	$—	$204,042
Operating expenses	82,295	6,942	15,814	10,380	115,431
Depreciation and amortization	22,084	2,621	3,961	209	28,875

Operating income (loss)	$55,897	$10,007	$4,421	$(10,589)	$59,736

Total assets	$424,890	$39,349	$96,445	$53,231	$613,915
Long-lived assets(a)	$390,121	$32,427	$92,340	$28,956	$543,844
Capital expenditures	$4,026	$9,751	$6,556	$23,009	$43,343

Year Ended December 31, 2004
Revenues	$103,190	$17,505	$18,617	$—	$139,312
Operating expenses	71,818	8,810	9,925	6,728	97,281
Depreciation and amortization	20,781	2,465	2,750	141	26,137

Operating income (loss)	$10,591	$6,230	$5,942	$(6,869)	$15,894

Total assets	$482,128	$31,654	$76,305	$42,631	$632,718
Long-lived assets(a)	$451,708	$26,074	$72,567	$18,847	$569,196
Capital expenditures	$19,316	$90	$11,660	$15,198	$46,264

Year Ended December 31, 2003
Revenues	$96,120	$17,907	$15,873	$—	$129,900
Operating expenses	68,038	6,438	8,676	3,990	87,142
Depreciation and amortization	22,535	2,812	2,545	139	28,031

Operating income (loss)	$5,547	$8,657	$4,652	$(4,129)	$14,727

Total assets	$468,364	$31,382	$34,917	$40,838	$575,501
Long-lived assets(a)	$437,672	$24,890	$31,035	$20,680	$514,277
Capital expenditures	$77,843	$351	$2,083	$11,318	$91,595

(a)	Goodwill is included in the North Sea segment and vessels under construction are included in Other until delivered. Revenues, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel.
(10) UNAUDITED QUARTERLY FINANCIAL DATA
     Summarized quarterly financial data for the two years ended December 31, 2005 and 2004 are as follows.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2005
Revenues	$48,066	$51,340	$53,048	$51,588
Operating income	15,066	13,069	18,507	13,094
Net income	8,927	8,254	13,032	8,177
Per share (basic)	0.45	0.41	0.65	0.41
Per share (diluted)	0.43	0.40	0.63	0.39

2004
Revenues	$31,559	$32,237	$34,092	$41,424
Operating income (loss)	(115)	3,077	5,630	7,302
Income (loss) before cumulative effect of accounting change	(4,891)	(1,116)	(212)	8,897
Cumulative effect of accounting change	(7,309)	—	—	—
Net income (loss)	(12,200)	(1,116)	(212)	8,897
Per share (basic) before cumulative effect of accounting change	(0.25)	—	—	0.45
Cumulative effect of accounting change	(0.36)	—	—	—
Per share (diluted)	(0.61)	(0.06)	(0.01)	0.44
     Effective January 1, 2004, we changed the method of accounting for drydock costs from capitalizing and amortizing the cost over 30 months to expensing the cost as incurred. The previously reported amounts reflected in quarterly reports Form 10-Q for the first three quarters of 2004 reflect the capitalized and amortized drydock costs. These amounts have been recalculated to reflect the expensing of the costs as incurred. The effect of this change was to increase net losses in the first, second and fourth quarters by ($8.3) million, or ($0.42) per diluted share; ($0.4) million, or ($0.02) per diluted share; and ($0.8) million or ($0.04) per diluted share, respectively, and decrease the net loss in the third quarter by $0.3 million, or $0.02 per diluted share.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     On May 23, 2005, the Company notified Ernst & Young LLP (“E&Y”) that it had dismissed E&Y as its independent registered public accounting firm.
     The reports of E&Y on the financial statements of the Company for the years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principle, other than E&Y’s report of management’s assessment of the effectiveness of internal control over financial reporting wherein they concluded that, based on the COSO criteria and the material weaknesses identified by management, the Company did not maintain effective internal control over financial reporting as of December 31, 2004.
     During the years ended December 31, 2004 and 2003 and through May 23, 2005, there were no disagreements with E&Y on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference thereto in connection with its reports on the Company’s financial statements for such years.
     The decision to dismiss E&Y as the Company’s independent accountants was approved by the Audit Committee of the Board of Directors and was disclosed in the Company’s Form 8-K dated May 26, 2005. On May 24, 2005, the Company engaged UHY Mann Frankfort Stein & Lipp CPAs LLP as its independent registered public accounting firm for the year ending December 31, 2005.
ITEM 9A. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.
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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2005 and 2004, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). Based on this assessment, management identified three material weaknesses as of December 31, 2004 and no material weaknesses as of December 31, 2005. As of December 31, 2005, the Company’s management determined that the Company’s internal control over financial reporting was effective. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by UHY Mann Frankfort Stein & Lipp CPAs, LLP, an independent public accounting firm, as stated in their report which is included herein.
     A 2004 material weakness was identified related to the financial statement close process, including insufficient controls over properly analyzing and reconciling intercompany accounts, maintaining appropriate support and analyses of certain non-routine accruals, properly analyzing certain deferred cost accounts, and properly assessing the accounting and reporting implications related to new contractual agreements. Management identified a second 2004 material weakness related to the accounting for the effects of foreign currencies, including insufficient controls over the analysis of the foreign currency translation and transaction impact of intercompany amounts, as well as amounts owed to third parties denominated in non-functional currencies. A third 2004 material weakness was identified by management related to accounting for income taxes associated with new international operations, including insufficient controls over the proper identification and application of the relevant Brazilian tax rules to the calculation of the tax provision of the Company’s new Brazilian operations. The Company’s lack of adequate accounting and tax resources, in terms of size, technical expertise and institutional knowledge (due to unusually high levels of personnel turnover in the finance and accounting organization at that time) to address certain of the financial and tax reporting aspects of its multi-national operations, was the underlying cause of these material weaknesses.
(c) Changes in Internal Control Over Financial Reporting. There have been improvements in the Company’s internal control over financial reporting since year-end December 31, 2004 to address the internal control deficiencies identified in 2004 as reported in the Company’s Form 10-K. These improvements, described below, strengthened our disclosure controls and procedures, as well as our internal controls over financial reporting, and has addressed the material weaknesses that we identified in our internal controls over financial reporting at December 31, 2004.
(d) Remediation of the Material Weakness in Internal Control over Financial Reporting. In response to the material weaknesses identified in 2004, we implemented a remediation program, including the establishment of additional controls, that are intended to strengthen our financial reporting and to specifically address the identified material weaknesses as follows:
•	Financial statement close process. As previously reported, we have enhanced our corporate accounting function by creating and filling several new positions, including those of Accounting Manager and Assistant Controller-Financial Reporting, to provide greater review and analysis of financial results at both the corporate and subsidiary levels. In the second quarter 2005, we filled two newly created positions of Internal Audit Director and Information Technology Director. The Internal Audit Director has coordinated the ongoing monitoring of Sarbanes-Oxley compliance and has performed financial and operational audits. The Information Technology Director will implement a global information technology strategy for us, and has played a major role in the evaluation of our information system as we look to improve the automation of both foreign currency and intercompany transactions. Overall, the newly hired staff has and should continue to bring experience, stability and the skills related to the review and analysis of complex activity in large multi-national companies. Beginning in the first quarter of 2005, an outside consultant evaluated and assisted us in establishing improved controls over the process associated with intercompany transactions. The consultant also assisted in the training of the new and existing personnel in the execution of the controls and processes established. As of the end of 2005, this material weakness has been remediated.

•	Translation and transaction effects of foreign currency exchange. The outside consultant also assisted us in implementing procedures to continue to analyze the foreign currency impact on our intercompany and third party transactions. In addition, the consultant trained our staff to identify, segregate, analyze and measure the foreign currency impact on future transactions. Where these processes cannot be automated, we have established processes to ensure proper review of the required calculations in the interim, until it is determined whether or not a new information system can automate the calculations. These steps will enable the appropriate measurement of the foreign currency translation and transaction impact on our consolidated financial statements as identified in the material weakness. As of the end of 2005, this material weakness has been remediated.

•	Taxes related to new Brazilian operations. During 2005, tremendous effort was made to improve the internal control processes related to taxes and ensure an appropriate level of research, analysis and review of complex international tax issues associated with our existing and future tax jurisdictions by proactively training staff, reviewing tax consequences of transactions, improving documentation, and continuing to engage third-party tax service providers for more complex areas of our income tax accounting. We also hired a Corporate Tax Director who began working at the Company mid January, 2006. The Corporate Tax Director has extensive international tax experience with the majority of that experience in oil and gas services industry, including the marine transportation business segment. This position is responsible for the analysis and monitoring of taxes in all of our existing tax jurisdictions and related tax accounting guidance and review. As of the end of 2005, this material weakness has been remediated.
We believe that these actions and resulting improvement in controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and have remediated the material weaknesses that we identified in our internal control over financial reporting at December 31, 2004.

(e) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and its Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GulfMark Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GulfMark Offshore, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that GulfMark Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GulfMark Offshore, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GulfMark Offshore Inc. and subsidiaries and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the year then ended, and our report dated March 9, 2006 expressed an unqualified opinion.
UHY Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
March 9, 2006

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
(3) Exhibits

Incorporated by Reference
from the
Exhibits	Description	Following Documents
3.1	Certificate of Incorporation, dated December 4, 1996	Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.4	Bylaws, dated December 6, 1996	Exhibit 3.3 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

Incorporated by Reference
from the
Exhibits	Description	Following Documents
4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1, 3.2 and 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment ( 1987 Stock Option Plan, as amended)*	Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Incentive Stock Option Agreement ( 1987 Stock Option Plan, as amended)*	Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (1987 Stock Option Plan, as amended)*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.7	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.8	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.9	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.10	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

*	Denotes compensatory arrangements.

Incorporated by Reference
from the
Exhibits	Description	Following Documents
10.11	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.12	Form of Incentive Stock Option Agreement ( 1997 Incentive Equity Plan *	Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.13	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.14	$100 Million Senior Secured Reducing Revolving Multi-Currency Credit Facility dated June 26, 2002	Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 3, 2002

10.15	Letter Agreement Amending the $100 Million Senior Secured Reducing Revolving Multi-Currency Credit Facility dated June 26, 2002	Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 29, 2004

10.16	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.17	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.18	Employment Agreement dated July 1, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.19	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.20	Senior Secured $50 Million Revolving Credit Facility dated December 23, 2004	Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 29, 2004

10.21	Supplemental Agreement to Senior Secured $50 Million Revolving Credit Facility dated January 24, 2005	Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 28, 2005

10.22	Letter Agreement, dated March 22, 2005, Amending the Senior Secured $100 Million Multi-currency Revolving Credit Facility, as amended	Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 1, 2005

10.23	Letter Agreement, dated March 24, 2005, Amending the Senior Secured $100 Million Multi-currency Revolving Credit Facility, as amended	Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 1, 2005

10.24	Letter Agreement, dated March 24, 2005, Amending the Senior Secured $50 Million Revolving Credit Facility, as amended	Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 1, 2005

10.25	Letter Agreement, dated May 10, 2005, Amending the Senior Secured $50 Million Revolving Credit Facility, as amended	Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 16, 2005

10.26	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do Brasil Limitada	Exhibit 10.30 to the Company’s annual report on Form 10-K/A for the year ending December 31, 2004

*	Denotes compensatory arrangements.

Incorporated by Reference
from the
Exhibits	Description	Following Documents
10.27	General Form Contract between Keppel Singmarine Pte. Ltd. and GulfMark Offshore, Inc.	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP	Filed herewith

23.2	Consent of Ernst & Young, LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc.(Registrant)

By:	/s/ Bruce A. Streeter

Bruce A. Streeter
President and Director
(Principal Executive Officer)
Date: March 10, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter	President and Director	March 10, 2006

Bruce A. Streeter	(Principal Executive Officer)

/s/ Edward A. Guthrie.	Executive Vice President, Finance	March 10, 2006

Edward A. Guthrie	(Principal Financial Officer)

/s/ Carla S. Mashinski	Controller	March 10, 2006

Carla S. Mashinski	(Principal Accounting Officer)

/s/ David J. Butters	Director	March 10, 2006

David J. Butters

/s/ Peter I. Bijur	Director	March 10, 2006

Peter I. Bijur

/s/ Marshall A. Crowe.	Director	March 10, 2006

Marshall A. Crowe

/s/ Louis S. Gimbel, 3rd	Director	March 10, 2006

Louis S. Gimbel 3rd

/s/ Sheldon S. Gordon.	Director	March 10, 2006

Sheldon S. Gordon

/s/ Robert B. Millard	Director	March 10, 2006

Robert B. Millard

INDEX TO EXHIBITS

Incorporated by Reference
from the
Exhibits	Description	Following Documents
3.1	Certificate of Incorporation, dated December 4, 1996	Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.4	Bylaws, dated December 6, 1996	Exhibit 3.3 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1, 3.2 and 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment ( 1987 Stock Option Plan, as amended)*	Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Incentive Stock Option Agreement ( 1987 Stock Option Plan, as amended)*	Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement ( 1987 Stock Option Plan, as amended)*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

*	Denotes compensatory arrangements.

Incorporated by Reference
from the
Exhibits	Description	Following Documents
10.6	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.7	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.8	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.9	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.10	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.11	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan *	Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.13	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.14	$100 Million Senior Secured Reducing Revolving Multi-Currency Credit Facility dated June 26, 2002	Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 3, 2002

10.15	Letter Agreement Amending the $100 Million Senior Secured Reducing Revolving Multi-Currency Credit Facility dated June 26, 2002	Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 29, 2004

10.16	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.17	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.18	Employment Agreement dated July 1, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.19	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.20	Senior Secured $50 Million Revolving Credit Facility dated December 23, 2004	Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 29, 2004

*	Denotes compensatory arrangements.

Incorporated by Reference
from the
Exhibits	Description	Following Documents
10.21	Supplemental Agreement to Senior Secured $50 Million Revolving Credit Facility dated January 24, 2005	Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 28, 2005

10.22	Letter Agreement, dated March 22, 2005, Amending the Senior Secured $100 Million Multi-currency Revolving Credit Facility, as amended	Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 1, 2005

10.23	Letter Agreement, dated March 24, 2005, Amending the Senior Secured $100 Million Multi-currency Revolving Credit Facility, as amended	Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 1, 2005

10.24	Letter Agreement, dated March 24, 2005, Amending the Senior Secured $50 Million Revolving Credit Facility, as amended	Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 1, 2005

10.25	Letter Agreement, dated May 10, 2005, Amending the Senior Secured $50 Million Revolving Credit Facility, as amended	Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 16, 2005

10.26	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do Brasil Limitada	Exhibit 10.30 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2004

10.27	General Form Contract between Keppel Singmarine Pte. Ltd. and GulfMark Offshore, Inc.	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP	Filed herewith

23.2	Consent of Ernst & Young, LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith