Form 10-Q
period 2006-05-04
GULFMARK OFFSHORE INC
filed 2006-05-05
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 4, 2006: 20,580,287.

(Exhibit Index Located on Page 19)

GulfMark Offshore, Inc.

PART 1. FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$33,472	$24,190
Trade accounts receivable, net allowance for doubtful accounts of $58 in 2006 and $57 in 2005	37,272	38,039
Other accounts receivable	2,941	3,661
Prepaids and other	4,894	3,468
Total current assets	78,579	69,358

VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $163,716 in 2006 and $154,457 in 2005	486,614	485,417
CONSTRUCTION IN PROGRESS	25,886	25,029
GOODWILL	28,441	27,628
FAIR VALUE HEDGE	513	1,085
DEFERRED COSTS AND OTHER ASSETS	5,262	5,398
TOTAL ASSETS	$625,295	$613,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,436	$2,113
Accounts payable	14,669	16,195
Accrued personnel costs	7,083	7,706
Accrued interest expense	3,706	6,539
Other accrued liabilities	1,826	1,864
Total current liabilities	33,720	34,417
LONG-TERM DEBT	243,632	247,685
DEFERRED TAX LIABILITIES	9,291	9,382
UNREALIZED LOSS ON FAIR VALUE HEDGE	513	1,085
OTHER LIABILITIES	1,262	1,250
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 20,580 and 20,373 shares issued and outstanding, respectively	204	202
Additional paid-in capital	126,094	125,177
Treasury stock, at cost	(2,407)	(2,017)
Deferred compensation expense	2,407	2,017
Retained earnings	159,267	153,004
Accumulated other comprehensive income	51,312	41,713
Total stockholders’ equity	336,877	320,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$625,295	$613,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(In thousands except per share amounts)
REVENUES	$47,675	$48,066
COSTS AND EXPENSES:
Direct operating expenses	21,784	19,156
Drydock expense	2,756	1,549
Bareboat charter expense	—	381
General and administrative expenses	5,901	4,716
Depreciation expense	7,061	7,198
Total Costs and Expenses	37,502	33,000
OPERATING INCOME	10,173	15,066

OTHER INCOME (EXPENSE):
Interest expense	(4,298)	(4,770)
Interest income	165	48
Foreign currency gain (loss) and other	511	(1,036)
Total Other Income and Expense	(3,622)	(5,758)

Income before income taxes	6,551	9,308
Income tax provision	(288)	(381)
NET INCOME	$6,263	$8,927

EARNINGS PER SHARE:
Basic	$0.31	$0.45
Diluted	$0.30	$0.43
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,143	19,998
Diluted	20,793	20,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,263	$8,927
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation expense	7,061	7,198
Gain on disposition of assets	(41)	—
Amortization of stock based compensation	388	126
Amortization of deferred financing costs on debt	321	254
Provision for doubtful accounts receivable, net of write-offs	1	258
Deferred income tax benefit	(136)	(673)
Foreign currency transaction (gain) loss	(120)	1,277
Change in operating assets and liabilities:
Accounts receivable	2,147	(4,949)
Prepaids and other	(1,328)	1,258
Accounts payable	(1,155)	162
Accrued liabilities and other	(4,013)	(4,170)
Net cash provided by operating activities	9,388	9,668
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(1,118)	(5,273)
Proceeds from disposition of vessels and equipment	263	—
Net cash used in investing activities	(855)	(5,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(476)	(4,502)
Proceeds from exercise of stock options	396	1,015
Proceeds from issuance of stock	135	79
Net cash provided by (used in) financing activities	55	(3,408)

Effect of exchange rate changes on cash	694	115
NET INCREASE IN CASH	9,282	1,102

CASH AT BEGINNING OF THE PERIOD	24,190	17,529
CASH AT END OF THE PERIOD	33,472	$18,631
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$6,777	$6,467
Income taxes paid, net	$536	$568

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made.  All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.

We provide marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our fleet of vessels provides various services that support the ongoing operation and construction of offshore oil and natural gas facilities and drilling rigs, including the transportation of materials, supplies and personnel, and the positioning of drilling structures. The majority of our operations are in the North Sea, with the balance offshore Southeast Asia and the Americas. Periodically, we will contract vessels into other regions to meet customers’ requirements.

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands except per share data):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income per share, basic	$6,263	20,143	$0.31	$8,927	19,998	$0.45
Dilutive effect of common stock options		650			569
	$6,263	20,793	$0.30	$8,927	20,567	$0.43

(2) STOCK BASED COMPENSATION

As more fully described in our Form 10-K for the year ended December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share Based Payment”, effective January 1, 2006 using the modified prospective method where compensation cost will be recognized related to new awards modified, repurchased, or cancelled after the required effective date. As of January 1, 2006, all of our stock option awards are fully vested. Under the modified prospective method, vested equity awards outstanding at the effective date create no additional compensation expense. Our employee stock purchase plan, or ESPP, would be considered compensatory under SFAS No. 123R whereby our ESPP allows all of our U.S. employees and participating subsidiaries to acquire shares of common stock at 85% of the fair market value of the common stock under a qualified plan as defined by Section 423 of the Internal Revenue Service. Our ESPP has a look-back option that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or the market price at the exercise date. The total value of the look-back option imbedded in our ESPP is calculated using the component approach whereby each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of share of non-vested stock, and a put option on 15% of a share of non-vested stock. Our consolidated financial statements at and for the three months ended March 31, 2006, reflect the impact of SFAS 123R of $18 thousand, net of tax, for the ESPP plan, which had previously not been included in net income; and $256 thousand, net of tax, for the restricted stock plan, which had previously been included in net income. In accordance with the modified prospective method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. For comparative purpose, the effect on net earnings and earnings per share before and after application of the fair value recognition provision of SFAS 123R to stock-based employee compensation for the three months ended March 31, 2005 is illustrated below:

Three Months Ended March 31,
2005
(in Thousands)
Net Income as reported	$8,927
Employee stock based compensation included in net income, net of tax	83
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(123)
Pro forma net income	$8,887
Per Share Information
Basic, As reported	$0.45
Basic, Pro forma	$0.44
Diluted, As reported	$0.43
Diluted, Pro forma	$0.43

(3) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$6,263	$8,927
Comprehensive income:
Foreign currency income (loss)	9,599	(9,478)
Total comprehensive income (loss)	$15,862	$(551)

Our only accumulated other comprehensive income item relates to our cumulative foreign currency translation adjustment.

(4) VESSEL ACQUISITIONS

In continuation of our long-range growth strategy, during 2005, we committed to build six new vessels for a cost of approximately $140 million. Keppel Singmarine Pte. Ltd. will build these vessels to meet the growing demand of our customer base, particularly in Southeast Asia. The first of these vessels is scheduled to be delivered in the fourth quarter of 2007, with the delivery of the final vessel scheduled for the fourth quarter of 2008. Additionally, we are acquiring two vessels already under construction. Delivery of the first of these vessels took place in April 2006, while the second is being built by Jaya Shipbuilding and Engineering PTE LTD at their Batam, Indonesia yard near Singapore, and is expected to be delivered in the fourth quarter of 2006. We also agreed to participate in a joint venture for the construction of two large platform supply vessels, at an estimated cost of $30 million for each vessel with delivery in 2007. One of our North Sea region affiliates will be the majority investor in the option and intends to purchase 100% of the vessels. At the end of 2005, we purchased 100% of the first vessel out of the joint venture. On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk, which is designated as a fair value hedge and expected to be highly effective as the terms of the forward contract are generally the same as the purchase commitment. Any gains or losses resulting from the changes in the fair value would adjust the asset value.

Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2006 and 2005, $0.4 million and $0.3 million, respectively, were capitalized in connection with the construction of vessels.

(5) INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any U.S. federal or state income taxes on these earnings. Our overall effective tax rate and related income tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax income/loss and the tax provision or benefit. Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Our 2006 operations are expected to continue to be concentrated in low, or no, tax jurisdictions. Our income tax provision for the quarter ended March 31, 2006 was $0.3 million.

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

(7) MULTI-EMPLOYER PENSION OBLIGATION

Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., known as the Merchant Navy Officers Pension Fund, or MNOPF. During the second half of 2005, we were informed the fund was in a deficit position as calculated by the fund’s actuary based on the most recent actuarial study. In the third and fourth quarters of 2005, we received invoices from the MNOPF for $1.8 million, which we recorded as a direct operating expense. The remaining estimated obligation beyond the amount paid, $1.5 million representing our estimated share of the fund deficit, was recorded as a liability. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers. However, the amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations which are due to occur every three years, the next of which was scheduled for the end of March 2006. We currently have not received the results of this updated valuation. Our share of the fund’s deficit will be dependent on a number of factors including the updated actuarial study, the number of participating employers, and the method used in allocating the required contribution among participating employers.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
Quarter Ended March 31, 2006
Revenues	$35,822	$4,977	$6,876	$—	$47,675
Operating expenses	20,529	2,960	3,676	3,276	30,441
Depreciation expense	5,174	700	1,093	94	7,061
Operating income (loss)	$10,119	$1,317	$2,107	$(3,370)	$10,173

Quarter Ended March 31, 2005
Revenues	$38,460	$4,457	$5,149	$—	$48,066
Operating expenses	19,433	1,168	2,944	2,257	25,802
Depreciation expense	5,690	616	853	39	7,198
Operating income (loss)	$13,337	$2,673	$1,352	$(2,296)	$15,066

(9) SUBSEQUENT EVENT

We have received, and are currently reviewing, a term sheet relating to a new $175 million secured revolving credit agreement which will replace our two existing bank credit agreements and bank debt related to two vessel mortgages acquired in 2001. We expect to close on the new facility during the second quarter of 2006. Any outstanding balances under the existing bank credit agreements will be refinanced with the new credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 34 vessels operating from the area. We also have 12 vessels offshore Southeast Asia, five vessels offshore Brazil, two vessels in the Mediterranean Sea, two vessels in the Middle East, two vessels offshore India, two vessels offshore Mexico and one offshore West Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 60 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 49 owned vessels, and 11 managed vessels.

Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. Additionally, oil and natural gas prices are affected by a host of geopolitical and economic forces including the fundamental principles of supply and demand. Recently commodity prices have been at record highs, resulting in the oil and natural gas companies increasing their exploration and development activities, after reduced levels of activities were experienced in 2002 through early 2004.

The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels during the months from April to August and at their lowest levels from November to February, while operations in our other areas may involve some seasonal factors, they tend to remain more consistent throughout the year. As a result of this seasonal decrease in demand, we have, to the extent possible, accomplished the majority of our regulatory drydocks during the slower periods so as to minimize downtime during the traditional peak demand periods. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will influence the timing of drydocks throughout the year. During the early first quarter of 2006, market conditions were weaker than during the same 2005 period; therefore, we completed more drydocks than were originally contemplated. All of the regulatory drydocks will need to be completed by the date mandated by the appropriate regulatory agency.

We provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results but rather include management fees in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

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

In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, which are maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies.

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

	Three Months Ended March 31,
	2006	2005
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$35,822	$38,460
Southeast Asia Based Fleet	4,977	4,457
Americas Based Fleet	6,876	5,149

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$14,665	$16,251
Southeast Asia Based Fleet	6,142	5,744
Americas Based Fleet	11,233	11,653

Overall Utilization (a) (b):
North Sea Based Fleet	92.0%	90.0%
Southeast Asia Based Fleet	83.7%	89.7%
Americas Based Fleet	99.7%	99.8%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	30.0	30.3
Southeast Asia Based Fleet	11.0	10.0
Americas Based Fleet	7.0	5.0
Total	48.0	45.3

(a) Includes all owned or bareboat chartered vessels.

(b) Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c) Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.75 and $1.89 for the quarters ended March 31, 2006 and 2005, respectively. The average rates for NOK were 1 US$= NOK 6.67 and NOK 6.29 for the quarters ended March 31, 2006 and 2005, respectively.

(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2006 with the Three Months Ended March 31, 2005

For the quarter ended March 31, 2006, we had net income of $6.3 million, or $0.30 per diluted share, on revenues of $47.7 million. Net income during the same period in 2005 was $8.9 million, or $0.43 per diluted share on revenues of $48.1 million.

Revenues for the quarter ended March 31, 2006 decreased by $0.4 million due primarily to the increase in non-revenue days in 2006 resulting from vessel relocation and an increased number of drydocks performed in the current quarter compared to the same 2005 period. We took advantage of weaker market conditions at the outset of the year by moving the non-revenue days into that period, in anticipation of increasing demand in the second quarter and beyond. Additionally, we experienced the effect of a considerable decrease in the British Pound Sterling compared to the U.S. dollar. This is offset somewhat by the capacity increase of $1.5 million as a result of the addition of three new build vessels in 2005, and an overall utilization increase of $0.4 million from a 91.1% utilization rate in the first quarter of 2005 compared to 91.2% in the same period of 2006.

Revenues in the North Sea region decreased by $2.6 million from $35.8 million in the first quarter of 2006 compared to $38.4 million in the first quarter of 2005 primarily as a result of the return of a bareboat chartered vessel, the effect of the decrease in the British Pound Sterling compared to the U.S. dollar, and a decrease in day rates. This is offset by the increase in utilization from 90.0% in the first quarter of 2005 to 92.0% in the first quarter of 2006. Operating income in the North Sea region decreased by $3.2 million from $13.3 million in the first quarter of 2005 to $10.1 million in the first quarter of 2006, driven primarily by decreased revenue.

Revenues for our Southeast Asia based fleet increased by $0.5 million, or 12%, from $4.5 million during the first quarter of 2005 to $5.0 million during the same 2006 quarter. This increase was mainly due to a $0.3 million increase in capacity resulting from the addition of the Sea Intrepid, and an increase in day rates from $5,744 during last year’s first quarter to $6,142 during this year’s first quarter. Utilization decreased from 89.7% in the first quarter of 2005 to 83.7% in the first quarter of 2006. Operating income for Southeast Asia was $1.3 million in the first quarter of 2006 compared to $2.7 million in the same 2005 quarter. The decrease is due mainly to $1.0 million in drydock expense incurred in the 2006 quarter while none was incurred in the same 2005 period, and increased operating expenses due to the addition of the Sea Intrepid.

The Americas region revenues increased by $1.7 million, or 34%, primarily as the result of two new build vessels, the Coloso and Titan, delivered in the second quarter of 2005. Utilization remained stable from the first quarter of 2005 compared to the first quarter of 2006, while day rates decreased from $11,653 in 2005 to $11,233. Operating income for the Americas region increased by $0.8 million to $2.1 million in the first quarter of 2006 due primarily to the two vessel additions described above.

Operating income of $10.2 million in the first quarter of 2006 decreased $4.9 million from the same period in 2005, a period in which we reported the highest revenue for a first quarter that we have ever achieved at $48.1 million. Contributing to the decrease in 2006 were several factors, including lower revenue for the 2006 quarter, increased drydock expense related to a higher number of drydocks being performed during the 2006 quarter, higher maintenance costs resulting from the increase in the fleet size, higher supplies and consumables related to the new vessels including cost related to the repositioning of vessels, and increased general and administrative costs related to higher salaries and administrative costs.

Other expenses in the first quarter of 2006 included a decrease of $0.5 million in interest expense over the same quarter in 2005, mainly attributable to a decreased debt balance during the 2006 quarter. The $0.5 million of other income is primarily related to the translation of GBP denominated debt on our Norwegian subsidiary as the NOK strengthened against the GBP during the first quarter of 2006 and translation of other non-functional currency transactions.

Our income tax provision for the first quarter of 2006 was $0.3 million compared to an income tax provision for the first quarter of 2005 of $0.4 million. The tax rate in the 2006 period reflected pre-tax profits in our lower tax rate jurisdictions of the North Sea.

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

At March 31, 2006, we had total debt of $250.1 million, consisting of approximately $159.4 million of 7.75% senior notes, $10.3 million related to certain vessel mortgages, $0.3 million of joint venture debt, and $80.1 million under our credit facilities.

Net working capital at March 31, 2006 was $44.9 million, which includes $33.5 million in cash. Net cash provided by operating activities decreased by $0.3 million to $9.4 million for the quarter ended March 31, 2006. This decrease was mainly due to decreased net income for the quarter and working capital changes in the first quarter of 2006.

Net cash used in investing activities was $0.9 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively. The 2005 period reflects the $4.2 million payment on the two new builds, Coloso and Titan, while there were no new build payments in the first quarter of 2006.

As of March 31, 2006, the total amount outstanding under our $100 million credit facility was $60.3 million. During the third quarter of 2004, our $100 million credit facility began its $4 million quarterly reduction phase, which cumulatively has reduced the total amount available to $72 million. Our $50 million acquisition credit facility had $19.8 million outstanding as of March 31, 2006. The weighted average interest rate of both our $100 million credit facility and our $50 million credit facility as of March 31, 2006 was 5.8%. Debt repayments totaled $0.5 million during the first quarter of 2006, and there were no borrowings during the quarter. We are required, on a consolidated basis, not to exceed a maximum Leverage Ratio and to maintain a specified interest coverage ratio, and a minimum net worth. We are currently in compliance, however, we cannot give assurance that the results of operations will result in compliance in future periods.

We have received, and are currently reviewing, a term sheet relating to a new $175 million secured revolving credit agreement which will replace our two existing bank credit agreements and bank debt related to two vessel mortgages acquired in 2001. We expect to close on the new facility during the second quarter of 2006. Any outstanding balances under the existing bank credit agreements will be refinanced with the new credit facility.

Most of our income tax liabilities are for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes, while accelerated tax depreciation has further mitigated current taxes outside the North Sea region.

In the first quarter 2006, we made no payments related to the vessels under construction. Drydocking expenditures for the first quarter of 2006 were $2.8 million.

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

Substantially all of our operations are international, and as a result we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the three months ended March 31, 2006, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.67, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.75. The average exchange rates in the comparable 2005 period were 1 USD = 6.29 NOK and 1 GBP=$1.89. Our North Sea based fleet generated $35.8 million in revenues and $10.1 million in operating income for the three months ended March 31, 2006.

Reflected in the accompanying balance sheet as of March 31, 2006, is a $51.3 million accumulated other comprehensive income which fluctuates based on differences primarily in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

Our outstanding debt of $250.1 million includes $171.4 denominated in U.S. dollars with the balance denominated in GBP in order to match the primary currency of the revenue stream for the collateral vessels. After evaluating the U.S. Dollar debt, we have determined that it is in our best interest not to use any financial instruments to hedge this debt exposure under present conditions. Our decision is based on a number of factors, including among others:

•	The cost of using hedging instruments in relation to the risks of currency fluctuations,
•	The propensity for adjustments in GBP denominated vessel day rates over time to compensate for changes in the purchasing power of GBP as measured in U.S. Dollars,
•	The level of U.S. Dollar denominated borrowings available to us, and
•	The conditions in our U.S. Dollar generating regional markets.

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations. On September 30, 2005, we engaged in a contract to hedge a specific obligation to make payments in Norwegian Kroner related to a new vessel, under construction effectively fixing our purchase price in U.S. dollars. Upon delivery of the vessel, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessel. As of March 31, 2006, we had a hedge loss of $0.5 million.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

•	operational risk,
•	catastrophic or adverse sea or weather conditions,
•	dependence on the oil and gas industry,
•	prevailing oil and natural gas prices,
•	expectations about future prices,
•	delay or cost over runs on construction projects,
•	ongoing capital expenditure requirements,
•	uncertainties surrounding environmental and government regulation,
•	risk relating to leverage,
•	risks of foreign operations,
•	risk of war, sabotage or terrorism,
•	assumptions concerning competition,
•	risks of currency fluctuations, and
•	other matters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of March 31, 2006, the fair value of these notes, based on quoted market prices, was approximately $162.8 million compared to a carrying amount of $159.4 million.

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

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms.

(b) Evaluation of internal controls and procedures.

As of December 31, 2005, the Company’s management determined that the Company’s internal controls over financial reporting was effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005, has been audited by UHY Mann Frankfort Stein & Lipp CPA’s, LLP, an independent public accounting firm, as stated in the 2005 Form 10-K.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

See Exhibit Index for list of Exhibits filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.
(Registrant)

	By:	/s/ Edward A. Guthrie
Edward A. Guthrie
Executive Vice President and
Chief Financial Officer
Date: May 4, 2006

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith