Form 10-Q
period 2006-07-31
GULFMARK OFFSHORE INC
filed 2006-07-31
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of July 31, 2006: 20,639,451.

(Exhibit Index Located on Page 20)

GulfMark Offshore, Inc.

PART 1. FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$25,467	$24,190
Trade accounts receivable, net allowance for doubtful accounts of $446 in 2006 and $57 in 2005	43,936	38,039
Other accounts receivable	3,481	3,661
Prepaids and other	4,084	3,468
Total current assets	76,968	69,358

VESSELS AND EQUIPMENT at cost, net of accumulated depreciation of $179,841 in 2006 and $154,457 in 2005	513,067	485,417
CONSTRUCTION IN PROGRESS	33,120	25,029
GOODWILL	29,920	27,628
DEFERRED COSTS AND OTHER ASSETS	5,833	6,483
TOTAL ASSETS	$658,908	$613,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$2,113
Accounts payable	17,604	16,195
Accrued personnel costs	8,229	7,706
Accrued interest expense	5,744	6,539
Other accrued liabilities	2,052	1,864
Total current liabilities	33,629	34,417

LONG-TERM DEBT	240,919	247,685
DEFERRED TAX LIABILITIES	8,741	9,382
OTHER LIABILITIES	1,640	2,335
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 20,616 and 20,373 shares issued and outstanding, respectively	204	202
Additional paid-in capital	126,658	125,177
Treasury stock	(2,672)	(2,017)
Deferred compensation expense	2,672	2,017
Retained earnings	172,301	153,004
Accumulated other comprehensive income	74,816	41,713
Total stockholders’ equity	373,979	320,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,908	$613,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

REVENUES	$58,433	$51,340	$106,108	$99,406
COSTS AND EXPENSES:
Direct operating expenses	22,493	21,036	44,277	40,192
Drydock expense	3,580	3,610	6,336	5,159
Bareboat charter expense	—	1,382	—	1,763
General and administrative expenses	6,228	4,987	12,129	9,703
Depreciation expense	7,355	7,256	14,416	14,454
Total Costs and Expenses	39,656	38,271	77,158	71,271
OPERATING INCOME	18,777	13,069	28,950	28,135

OTHER INCOME (EXPENSE):
Interest expense	(4,134)	(4,763)	(8,432)	(9,533)
Interest income	265	183	430	231
Foreign currency gain (loss) and other	(814)	568	(303)	(468)
Total Other Income and Expense	(4,683)	(4,012)	(8,305)	(9,770)

Income before income taxes	14,094	9,057	20,645	18,365
Income tax provision	(1,060)	(803)	(1,348)	(1,184)
NET INCOME	$13,034	$8,254	$19,297	$17,181

EARNINGS PER SHARE:
Basic	$0.64	$0.41	$0.96	$0.86
Diluted	$0.63	$0.40	$0.93	$0.83
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,224	20,041	20,184	20,019
Diluted	20,740	20,639	20,833	20,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,297	$17,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,416	14,454
Gain on disposition of assets	(41)	-
Amortization of stock based compensation	850	232
Amortization of deferred financing costs on debt	528	515
Provision for doubtful accounts receivable, net of write-offs	385	405
Deferred income tax benefit	(599)	(771)
Foreign currency transaction loss	843	725
Change in operating assets and liabilities:
Accounts receivable	(3,203)	(6,647)
Prepaids and other	(252)	908
Accounts payable	(259)	(415)
Accrued liabilities and other	(2,532)	(471)
Net cash provided by operating activities	29,433	26,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(17,951)	(8,323)
Proceeds from disposition of vessels and equipment	269	-
Net cash used in investing activities	(17,682)	(8,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of debt financing costs	80,541	-
Repayments of debt	(96,025)	(10,247)
Proceeds from exercise of stock options	396	1,099
Proceeds from issuance of stock	167	166
Net cash used in financing activities	(14,921)	(8,982)

Effect of exchange rate changes on cash	4,447	(207)
NET INCREASE IN CASH	1,277	8,604

CASH AT BEGINNING OF THE PERIOD	$24,190	$17,529
CASH AT END OF THE PERIOD	$25,467	$26,133
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$8,341	$7,843
Income taxes paid	$899	$1,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

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

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of the EPS calculation are as follows (in thousands except per share data):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income per share, basic	$13,034	20,224	$0.64	$8,254	20,041	$0.41
Dilutive effect of common stock options		516			598
Net income per share, diluted	$13,034	20,740	$0.63	$8,254	20,639	$0.40

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income per share, basic	$19,297	20,184	$0.96	$17,181	20,019	$0.86
Dilutive effect of common stock options		649			634
Net income per share, diluted	$19,297	20,833	$0.93	$17,181	20,653	$0.83

(2) STOCK BASED COMPENSATION

As more fully described in our Form 10-K for the year ended December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share Based Payment”, effective January 1, 2006, using the modified prospective method where compensation cost will be recognized related to new awards modified, repurchased, or cancelled after the required effective date. As of January 1, 2006, all of our currently outstanding stock option awards were fully vested. Under the modified prospective method, vested equity awards outstanding at the effective date create no additional compensation expense. Our employee stock purchase plan, or ESPP, would be considered compensatory under SFAS No. 123R whereby our ESPP allows all of our U.S. employees and participating subsidiaries to acquire shares of common stock at 85% of the fair market value of the common stock under a qualified plan as defined by Section 423 of the Internal Revenue Service. Our ESPP has a look-back option that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or the market price at the exercise date. The total value of the look-back option imbedded in our ESPP is calculated using the component approach whereby each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of share of non-vested stock, and a put option on 15% of a share of non-vested stock. Our consolidated financial statements at and for the three and six months ended June 30, 2006, reflect the impact of SFAS No. 123R of $12,000 and $30,000, respectively, net of tax, for the ESPP plan, which had previously not been included in net income, and $305,000 and $561,000, respectively, net of tax, for our restricted stock plan, which had previously been included in net income. In accordance with the modified prospective method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. For comparative purpose, the effect on net earnings and earnings per share before and after application of the fair value recognition provision of SFAS No. 123R to stock-based employee compensation for the three and six months ended June 30, 2005 is illustrated below (in thousands except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$8,254	$17,181
Employee stock-based compensation included in net income, net of tax	70	153
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(78)	(198)
Pro forma net income	$8,246	$17,136
Per Share Information:
Basic, As reported	$0.41	$0.86
Basic, Pro forma	$0.41	$0.86
Diluted, As reported	$0.40	$0.83
Diluted, Pro forma	$0.40	$0.83

(3) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$13,034	$8,254	$19,297	$17,181
Foreign currency translation adjustments	23,504	(14,355)	33,103	(23,833)
Comprehensive income (loss)	$36,538	$(6,101)	$52,400	$(6,652)

Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(4) VESSEL ACQUISITIONS AND DISPOSITIONS

In continuation of our long-range growth strategy, during 2005, we committed to build six new vessels for a cost of approximately $140 million. Keppel Singmarine Pte. Ltd. will build these vessels to meet the growing demand of our customer base, particularly in Southeast Asia. The first of these vessels is scheduled to be delivered in the fourth quarter of 2007, with the delivery of the final vessel scheduled for the fourth quarter of 2008. Additionally, we are acquiring two vessels already under construction. Delivery of the first of these two vessels, the Sea Guardian, took place in April 2006, while the second, the Sea Sovereign, is being built by Jaya Shipbuilding and Engineering PTE LTD at their Batam, Indonesia yard near Singapore, and is expected to be delivered in the fourth quarter of 2006. We also agreed to participate in a joint venture for the construction of two large platform supply vessels, at an estimated cost of $30 million for each vessel with delivery in 2007. One of our North Sea region affiliates is the majority investor in the option and purchased 100% of the first vessel out of the joint venture at the end of 2005, and is expected to purchase 100% of the second vessel. On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk, which is designated as a fair value hedge and expected to be highly effective as the terms of the forward contract are generally the same as the purchase commitment. As of June 30, 2006, we had a gain of $0.5 million on this contract, compared to a loss of $1.1 million as of December 31, 2005. Any gains or losses resulting from the changes in the fair value would adjust the asset value.

Interest is capitalized in connection with the construction of vessels. During the three month periods ended June 30, 2006 and 2005, $0.6 million and $0.5 million, respectively were capitalized in connection with the construction of vessels. During the six month period ended June 30, 2006 and 2005, $1.0 million and $0.6 million, respectively, were capitalized.

       Consistent with our strategy to sell older vessels in the fleet when the appropriate opportunity exists, on June 15, 2006, we signed a memorandum of agreement to sell the North Sea based vessel Sentinel for $7.4 million, with options to cancel if certain conditions are not met. The sale of the vessel becomes effective upon completion of a chartering contract that existed prior to the date the memorandum was signed. As such, there is no effect on the second quarter financial statements relating to this transaction. All risks related to the vessel remain ours until the vessel is delivered to the buyer. We expect the sale to be finalized and delivery of the vessel to the buyer in the fourth quarter of 2006.

In addition, during July 2006, we signed a memorandum of agreement for the sale of one of our older platform supply vessels for $10.8 million. Pending Board of Directors approval, delivery of the vessel to the buyer should occur at the conclusion of its current charter contract, which is expected to be in the third quarter of 2006.

(5) BANK CREDIT FACILITIES

On June 8, 2006, we closed on a new $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions headed by Den Norske Bank, or DnB. The new multi-currency facility is structured as follows: $85 million allocated to GulfMark Offshore, Inc., the parent company, $60 million allocated to Gulf Offshore N.S. Limited, a U.K. wholly owned subsidiary, and $30 million allocated to GulfMark Rederi AS, a Norwegian wholly owned subsidiary. The new facility replaced all our existing debt, which included the $100 million Multi-currency Bank Credit Facility, $50 million Senior Secured Revolving Credit Facility and notes secured by two vessel mortgages. Approximately $80.9 million was refinanced under the new facility, compared to $90.6 million outstanding under the four separate facilities at March 31, 2006, with the balance repaid from cash on hand.

       The new facility will mature in 2013 and the maximum availability begins to reduce in increments of $15.2 million every 6 months beginning after 66 months (in late 2011), with a final reduction of $129.5 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels and a negative pledge over other vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. As of June 30, 2006, we had $80.9 million outstanding on the new credit facility.

(6) INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any U.S. federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax income/loss and the tax provision or benefit. Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Currently, the U.K. tax authority, HM Revenue & Customs, is conducting an audit of our 2003 U.K. tax return. The outcome of this tax audit is uncertain; however, we do not believe that any final assessment as a result of the tax audit would have a future material adverse impact to our financial statements in excess of what has been provided. In the first half of 2006, our income continued to be concentrated in the lower tax jurisdictions. Our income tax provision for the quarter ended June 30, 2006 was $ 1.1 million.

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

(8) MULTI-EMPLOYER PENSION OBLIGATION
Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., known as the Merchant Navy Officers Pension Fund, or MNOPF. During the second half of 2005, we were informed the fund was in a deficit position as calculated by the fund’s actuary based on the most recent actuarial study. In the third and fourth quarters of 2005, we received invoices from the MNOPF totaling approximately $1.8 million, which we recorded as direct operating expense. As of December 31, 2005, we had paid $0.3 million and recorded as a liability approximately $1.5 million representing our estimated share of the fund deficit. In the second quarter of 2006, we paid an additional $0.2 million against the liability. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers. The amount of our ultimate share of the deficit could change; however, depending on future actuarial valuations and fund calculations which are due to occur every three years, the next of which was scheduled for the end of March 2006. We currently have not received the results of this updated valuation. Our share of the fund’s deficit will be dependent on a number of factors including the updated actuarial study, the number of participating employers, and the method used in allocating the required contribution among participating employers.

(9)  NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is assessing FIN 48 and has not determined yet the impact that the adoption of FIN 48 will have on its result of operations or financial position.

(10) OPERATING SEGMENT INFORMATION

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2006
Revenues	$45,806	$6,100	$6,527	$—	$58,433
Operating expenses	19,043	2,081	4,157	3,440	28,721
Drydock expense	2,960	569	51	—	3,580
Depreciation expense	5,469	763	1,035	88	7,355
Operating income (loss)	$18,334	$2,687	$1,284	$(3,528)	$18,777

Quarter Ended June 30, 2005
Revenues	$40,469	$4,790	$6,081	$—	$51,340
Operating expenses	19,406	1,710	3,562	2,727	27,405
Drydock expense	2,632	79	899	—	3,610
Depreciation expense	5,624	656	936	40	7,256
Operating income (loss)	$12,807	$2,345	$684	$(2,767)	$13,069

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2006
Revenues	$81,628	$11,077	$13,403	$—	$106,108
Operating expenses	37,829	4,045	7,816	6,716	56,406
Drydock expense	4,703	1,565	68	—	6,336
Depreciation expense	10,643	1,463	2,128	182	14,416
Operating income (loss)	$28,453	$4,004	$3,391	$(6,898)	$28,950

Six Months Ended June 30, 2005
Revenues	$78,929	$9,247	$11,230	$—	$99,406
Operating expenses	37,297	2,878	6,499	4,984	51,658
Drydock expense	4,174	79	906	—	5,159
Depreciation expense	11,314	1,272	1,789	79	14,454
Operating income (loss)	$26,144	$5,018	$2,036	$(5,063)	$28,135

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 37 vessels operating in the area. We also have 12 vessels offshore Southeast Asia, four vessels offshore Brazil, two vessels in the Mediterranean Sea, two vessels offshore India, two vessels offshore Mexico and one offshore West Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 60 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 49 owned vessels, and 11 managed vessels.

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

The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels during the months from April to August and at their lowest levels from November to February. Operations in our other areas, although they may involve some seasonal factors, tend to remain more consistent throughout the year. As a result of this seasonal decrease in demand, we have historically, to the extent possible, accomplished the majority of our regulatory drydocks during the slower periods to minimize downtime during the traditional peak demand periods. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will influence the timing of drydocks throughout the year. During the early part of 2006, market conditions were weaker than during the same 2005 period; therefore, we completed more drydocks than were originally contemplated. Overall, we completed 15 drydocks in the first half of 2006 compared to 10 in the same 2005 period. All of the regulatory drydocks will need to be completed by the date mandated by the appropriate regulatory agency.

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

In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, which are maintenance and repairs designed to ensure compliance with applicable regulations and certifications for our vessels with the various international classification societies.

Critical Accounting Policies

In the period covered by this report, there have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2005.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues by Region (000’s) (a):
North Sea Based Fleet (b)	$45,806	$40,469	$81,628	$78,929
Southeast Asia Based Fleet	6,100	4,790	11,077	9,247
Americas Based Fleet	6,527	6,081	13,403	11,230

Rates Per Day Worked (a) (c):
North Sea Based Fleet (b)	$17,977	$16,068	$16,354	$16,154
Southeast Asia Based Fleet	6,260	5,679	6,206	5,709
Americas Based Fleet	10,964	13,382	11,101	12,530

Overall Utilization (a) (c):
North Sea Based Fleet	93.7%	90.8%	92.8%	90.4%
Southeast Asia Based Fleet	92.7%	94.4%	88.4%	92.1%
Americas Based Fleet	100.0%	89.3%	99.8%	94.2%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet	30.3	31.0	30.2	30.7
Southeast Asia Based Fleet	11.7	10.0	11.3	10.0
Americas Based Fleet	6.7	5.7	6.8	5.3
Total	48.7	46.7	48.3	46.0

(a)	Includes all owned or bareboat chartered vessels.

(b)
Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP) and Norwegian Kroner (NOK) and have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$ and US$/NOK) for the periods indicated. The average rates for GBP were 1 GBP= $1.83 and $1.86 for the quarters ended June 30, 2006 and 2005, respectively. The average rates for GBP were 1 GBP = $1.79 and $1.87 for the six months ended June 30, 2006 and 2005, respectively. The average rates for NOK were 1 US$=NOK 6.23 and NOK 6.39 for the quarters ended June 30, 2006 and 2005, respectively. The average rates for NOK were 1 US$ = NOK 6.44 and NOK 6.34 for the six months ended June 30, 2006 and 2005, respectively.

(c)	Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(d)	Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2006 with the Three Months Ended June 30, 2005

For the quarter ended June 30, 2006, our net income was $13.0 million, or $0.63 per diluted share, on record quarterly revenue of $58.4 million. This compares to a net income during the same period in 2005 of $8.3 million, or $0.40 per diluted share on revenues of $51.3 million.

The increase in revenue of $7.1 million compared to the same quarter a year ago was primarily due to increases in all our regions. We experienced overall improvements in day rates in the North Sea and Southeast Asia and utilization in the North Sea and the Americas, which resulted in increases of $4.1 million and $2.3 million, respectively. The full quarter effect of four of our new build vessels, two in Southeast Asia and two in the Americas, resulted in a further increase of $2.2 million. Partially offsetting these increases was the return of a bareboat chartered vessel at the beginning of 2006, which decreased revenue by approximately $1.5 million.

Revenues in our North Sea region increased by $5.3 million, or 13.2%, from $40.5 million in the second quarter of 2005 to $45.8 million in the second quarter of the current year. This increase was due in part to an increase in day rates of $4.8 million, from $16,068 in 2005 to $17,977 in the current period this year, largely related to our larger anchor handling vessels having experienced the highest day rates since their delivery. Utilization also increased from 90.8% in the second quarter of 2005 to 93.7% in the second quarter this year. This increase contributed $1.7 million in revenue in the region. Also, the return of a vessel into the North Sea from our Americas region during the quarter contributed $0.3 million. Offsetting these increases was the decrease of $1.5 million related to the return of a bareboat chartered vessel to its owner at the beginning of this year. Operating income for the region increased by $5.5 million to $18.3 million, an increase directly related to the increase in revenue.

Revenues in our Southeast Asia based fleet increased 27.3%, from $4.8 million last year to $6.1 million in the second quarter of this year. This increase was directly related to the increase in fleet size, from an average of 10.0 vessels in the second quarter of last year to an average of 11.7 this quarter. The effect of the addition of the Sea Intrepid and Sea Guardian contributed $1.1 million to the increase in revenue for the region during 2006. Day rates increased from $5,679 in last year’s quarter to $6,260 this quarter, or $0.1 million; however, utilization decreased from 94.4% last year to 92.7% this year. Operating income increased from $2.3 million to $2.7 million quarter to quarter. An increase in operating expenses of $0.4 million and in depreciation of $0.1 million are mainly due to the increase in fleet size in the region. Increased drydock expense of $0.5 million was related to one drydock being completed in 2006 compared to no drydocks being completed in 2005.

Our Americas region revenues increased by $0.4 million, or 7.3%, from $6.1 million in the second quarter of 2005 to $6.5 million in the second quarter of this year. This increase was primarily the result of the start-up of the Mexican operations in the second quarter of 2005, which contributed $1.1 million in additional capacity to the region. Utilization in the region increased from 89.3% in 2005 to 100.0 % in 2006. Offsetting these increases, the Brazil activity was negatively impacted by the conclusion of a contract for a vessel, subsequently mobilized back to the North Sea. Day rates therefore decreased from $13,382 in 2005 to $10,964 in 2006, due to the change in the vessel specification mix. Operating income for the region doubled, from $0.7 million in the 2005 quarter to $1.3 million in the second quarter of 2006. This increase is directly related to the increase in fleet size in the region resulting from the full quarter effect of the inclusion of the Mexican operations in the 2006 results.

Operating income of $18.8 million in the second quarter of 2006 increased $5.7 million from the second quarter of 2005. This increase was mainly due to increased revenue of $7.1 million offset by increased direct operating expenses of $1.5 million, increased general and administrative expenses of $1.2 million due largely to higher expenses as a result of higher salaries and administrative costs. Both depreciation and drydock expense remained somewhat constant, while bareboat charter expense decreased in the second quarter of 2006 by $1.4 million.

Other expenses in the second quarter of 2006 included a decrease of $0.6 million in interest expense over the same quarter in 2005, mainly attributable to decreased borrowings and a lower interest rate resulting from our new credit facility. Other income and expenses included an expense in foreign currency and other of $0.8 million, consisting primarily of the loss related to translation of non-functional currency transactions, as currencies fluctuated significantly during the quarter.

Our income tax provision for the second quarter of 2006 was $1.1 million, for a 7.5% effective tax rate, compared to $0.8 million, or 8.9% effective tax rate, for the second quarter of 2005. The tax rate in the 2006 period reflected increased pre-tax profits in our lower tax rate jurisdictions.

Comparison of the Six Months Ended June 30, 2006 with the Six Months Ended June 30, 2005

For the six months ended June 30, 2006, we had net income of $19.3 million, or $0.93 per diluted share, on revenues of $106.1 million. During the same period in 2005, net income was $17.2 million, or $0.83 per diluted share, on revenues of $99.4 million.

The 2006 increase in revenue of $6.7 million compared to the same period a year ago was mainly due to an increase in day rates which contributed $6.2 million, primarily as a result of improved overall market conditions. Higher capacity contributed $4.2 million resulting from the addition of the Sea Intrepid and Sea Guardian in Southeast Asia and the full quarter effect of the additions of the Coloso and Titan in the Americas region during the second quarter of 2005. Higher utilization in all our regions contributed $1.8 million to the overall revenue increase. Offsetting these increases was the effect of a significant decrease in the U.S. dollar against the British Pound Sterling, amounting to a $3.5 million negative effect on revenue. Also, at the beginning of 2006 we returned a bareboat chartered vessel to its owner, decreasing capacity for 2006 by $2.0 million.

North Sea revenues increased $2.7 million, or 3.4% year-over-year, due mainly to an increase in day rates from $16,154 in the first half of 2005 to $16,354 in the first half of this year, and was largely attributable to record day rates in 2006 for our larger anchor handlers. Higher utilization, from 90.4% to 92.8% year-over-year, added $1.2 million to the revenue increase, while the return to the North Sea of a vessel that had been operating in our Americas region added $0.3 million. These increases were offset by a $3.5 million unfavorable currency effect, and $2.0 million decrease in capacity related to the return of a bareboat chartered vessel. Operating income increased year-over- year by $2.3 million, largely due to the increase in revenue.

Revenues for our Southeast Asia based fleet increased 19.8%, from $9.2 million in the first six months of 2005 to $11.1 million in the same 2006 period. The $1.8 million increase was primarily attributable to an increase in fleet size in the region, as the addition of the Sea Intrepid in late 2005 and Sea Guardian in the second quarter of 2006, increased the average number of vessels in the area from 10.0 in the first half of 2005 to 11.3 in 2006. This increase in fleet size amounted to $1.5 million increase in revenue. Day rates increased from $5,709 in 2005 to $6,206 in 2006, adding $0.3 million to revenue; however, utilization decreased from 92.1% in 2005 to 88.4% in 2006 reflecting lower utilization in the first quarter of 2006. Operating income decreased from $5,018 in the first quarter of 2005 to $4,004 in 2006. This decrease is directly related to higher drydock expenses and depreciation having to do with the addition of the two new build vessels in the area.

Our Americas revenues increased 19.3% from $11.2 million in 2005 to $13.4 million in 2006. The increase of $2.2 million was primarily the result of the full year effect of the addition of the two Mexico vessels in the second quarter of 2005. These vessels, the Coloso and Titan, contributed $2.8 million in additional capacity to the increase in revenue. An increase in utilization from 94.2% in the first half of 2005 to 99.8% in the same 2006 period contributed $0.6 million, partially offset by a decrease in day rates from $12,530 in 2005 to $11,101 in 2006, or $0.7 million. Additionally, the mobilization of a vessel out of this region upon completion of its contract decreased revenue by $0.5 million. Operating income increased by $1.4 million, an increase directly related to the increase in revenue.

Operating income increased to $29.0 million in the six month period ended June 30, 2006 from $28.1 million for the same period one year ago. This increase was due to increases in revenue of $6.7 million offset by increased direct operating expenses of $4.1 million, increased drydock expense of $1.1 million, as we drydocked a higher number of vessels in the 2006 period, and increased corporate overhead of $2.4 million. The return of the bareboat chartered vessel decreased bareboat charter expense by $1.8 million, and depreciation remained stable year-over-year.

In the six months ended June 30, 2006, other expenses of $8.3 million included a $1.1 million decrease in interest expense when compared to the same period in 2005. This positive variance was attributable to decreased borrowings this year compared to last year.

Our income tax provision for the first half of 2006 was $1.3 million, for a 6.5% effective tax rate, compared to a provision of $1.2 million for the same 2005 period, or 6.4% effective tax rate. This slight increase is consistent with higher 2006 pretax earnings in low tax jurisdictions.

Liquidity, Capital Resources and Financial Condition

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

At June 30, 2006, we had total debt of $240.9 million, consisting of approximately $159.5 million of 7.75% senior notes, $80.9 million related to the new bank credit facility and $0.5 million related to a partnership interest in conjunction with our new build vessel program.

Net working capital at June 30, 2006 was $43.3 million, including $25.5 million in cash. Net cash provided by operating activities increased by $3.3 million to $29.4 million for the six months ended June 30, 2006. This increase was mainly due to improved financial performance in the first half of 2006 partially offset by working capital changes.  Net cash used in investing activities was $17.7 million and $8.3 million for the six months ended June 30, 2006 and 2005, respectively. The 2006 period reflects $8.2 million final payment for the new build vessel Sea Guardian, as well as progress payments on our ongoing new build program.

On June 8, 2006, we closed on a new $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions headed by Den Norske Bank, or DnB. The new multi-currency facility replaced all our existing debt, including the $100 million Multi-currency Bank Credit Facility, $50 million Senior Secured Revolving Credit Facility and notes secured by two vessel mortgages. As of June 30, 2006, we have $80.9 million outstanding under the new facility, compared to $90.6 million outstanding under the four separate facilities at March 31, 2006. The weighted average interest rate of the new facility as of June 30, 2006 was 5.3%. We are required, on a consolidated basis, to maintain a minimum equity ratio and a specified EBITDA to interest coverage ratio. We are currently in compliance with those ratios, however, we cannot give assurance that the results of operations will result in compliance in future periods.

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

In addition, we have signed memorandums of agreement to sell two North Sea based vessels in the second half of 2006 that would result in cash proceeds of approximately $18.2 million.

Currency Fluctuations and Inflation

In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the six months ended June 30, 2006, the average NOK/U.S. Dollar exchange rate was 1 USD = NOK 6.44, while the average GBP/U.S. Dollar exchange rate was 1 GBP = $1.79. The average exchange rates in the comparable 2005 period were 1 USD = 6.34 NOK and 1 GBP=$1.87. Our North Sea based fleet generated $81.6 million in revenues and $28.5 million in operating income for the six months ended June 30, 2006.

Reflected in the accompanying balance sheet as of June 30, 2006, is $74.8 million in other comprehensive income, which fluctuates, based on differences primarily in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

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

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations. On September 30, 2005, we engaged in a contract to hedge a specific obligation to make payments in Norwegian Kroner related to a new vessel under construction, effectively fixing our purchase price in U.S. dollars. Upon delivery of the vessel, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessel. As of June 30, 2006, we had a hedge gain of $0.5 million.

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

See also the risk factors set forth in our Form 10-K for the year ended December 31, 2005. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above, general economic and business conditions, the business opportunities that may be presented to and pursued by GulfMark, changes in law or regulations and other factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of July 14, 2006, the fair value of these notes, based on quoted market prices, was approximately $155.2 million compared to a carrying amount of $159.5 million.

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

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures have been designed and are effective for the period covered by the report ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms.

(b) Changes in internal controls and procedures.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

At the Company's Annual meeting of Stockholders held on May 18, 2006, the stockholders of the Company approved the election of all nominated directors as follows:

Nominee	In Favor	Withheld
David J. Butters	11,189,121	6,434,305
Peter I. Bijur	16,867,830	755,596
Marshall A. Crowe	16,867,778	755,648
Louis S. Gimbel, 3rd	17,176,126	447,300
Sheldon S. Gordon	16,852,726	770,700
Robert B. Millard	17,071,392	552,034
Bruce A. Streeter	17,025,692	597,734

At the Company's Annual meeting of Stockholders held on May 18, 2006, the stockholders of the Company approved the selection of UHY Mann Frankfort Stein & Lipp CPA’s, LLP as the Company's independent auditors for the fiscal year ending December 31, 2006 as follows:

For	Against	Abstained
17,568,525	51,855	3,046

ITEM 6. Exhibits

Exhibits
See Exhibit Index for the list of Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.
(Registrant)

	By:	/s/ Edward A. Guthrie
Edward A. Guthrie
Executive Vice President and
Chief Financial Officer
Date: July 31, 2006

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Certificate of Incorporation, dated December 4, 1996	Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.4	Bylaws, dated December 6, 1996	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997
4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws defining the rights of the holders of Common Stock
Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 and Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997
4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
4.5	Form of Debt Securities Indenture	Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3, Registration No. 333-133563, filed April 20, 2006
10.1	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed May 18, 2006
10.2	$85M Secured Reducing Revolving Loan Facility Agreement dated June 8, 2006	Incorporated by reference to Exhibit 10.28 to our current report on Form 8-K, filed June 9, 2006
10.3	$60M Secured Reducing Revolving Loan Facility Agreement dated June 8, 2006	Incorporated by reference to Exhibit 10.29 to our current report on Form 8-K, filed June 9, 2006
10.4	$30M Secured Reducing Revolving Loan Facility Agreement dated June 8, 2006	Incorporated by reference to Exhibit 10.30 to our current report on Form 8-K, filed June 9, 2006
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith