Form 10-Q
period 2006-09-30
GULFMARK OFFSHORE INC
filed 2006-11-02
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 02, 2006: 20,677,903
(Exhibit Index Located on Page 21)

GulfMark Offshore, Inc.

PART 1. FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash	$42,376	$24,190
Trade accounts receivable, net of allowance for doubtful accounts of $466 in 2006 and $57 in 2005	61,510	38,039
Other accounts receivable	3,727	3,661
Prepaids and other	3,209	3,468
Total current assets	110,822	69,358

Vessels and equipment at cost, net of accumulated depreciation of $181,299 in 2006 and $154,457 in 2005	516,725	485,417
Construction in progress	37,587	25,029
Goodwill	28,552	27,628
Deferred costs and other assets	5,764	6,483
Total assets	$699,450	$613,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,113
Accounts payable	21,733	16,195
Accrued personnel costs	9,497	7,706
Accrued interest expense	2,611	6,539
Other accrued liabilities	2,989	1,864
Total current liabilities	36,830	34,417

Long-term debt	240,939	247,685
Deferred tax liabilities	7,755	9,382
Other liabilities	1,561	2,335

Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 20,676 and 20,373 shares issued and outstanding, respectively	204	202
Additional paid-in capital	127,536	125,177
Treasury stock	(2,936)	(2,017)
Deferred compensation expense	2,936	2,017
Retained earnings	212,153	153,004
Accumulated other comprehensive income	72,472	41,713
Total stockholders’ equity	412,365	320,096
Total liabilities and stockholders’ equity	$699,450	$613,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

REVENUES	$75,831	$53,048	$181,939	$152,454
COSTS AND EXPENSES:
Direct operating expenses	23,450	20,044	67,727	60,236
Drydock expense	1,507	1,497	7,843	6,656
Bareboat charter expense	—	1,056	—	2,819
General and administrative expenses	6,126	4,684	18,255	14,387
Depreciation expense	7,033	7,260	21,449	21,714
Gain on sale of assets	(6,640)	—	(6,640)	—
Total costs and expenses	31,476	34,541	108,634	105,812
OPERATING INCOME	44,355	18,507	73,305	46,642

OTHER INCOME (EXPENSE):
Interest expense	(3,797)	(4,657)	(12,229)	(14,190)
Interest income	134	78	564	309
Foreign currency gain (loss) and other	373	162	70	(306)
Total other income and expense	(3,290)	(4,417)	(11,595)	(14,187)

Income before income taxes	41,065	14,090	61,710	32,455
Income tax provision	(1,213)	(1,058)	(2,561)	(2,242)
NET INCOME	$39,852	$13,032	$59,149	$30,213

EARNINGS PER SHARE:
Basic	$1.96	$0.65	$2.93	$1.51
Diluted	$1.91	$0.63	$2.84	$1.46
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,300	20,046	20,220	20,028
Diluted	20,855	20,723	20,841	20,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,149	$30,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,449	21,714
(Gain)/loss on disposition of assets	(6,640)	17
Amortization of stock based compensation	1,434	385
Amortization of deferred financing costs on debt	707	774
Provision for doubtful accounts receivable, net of write-offs	424	127
Deferred income tax benefit	(1,804)	(280)
Foreign currency transaction loss	925	913
Change in operating assets and liabilities:
Accounts receivable	(20,634)	(17,125)
Prepaids and other	587	679
Accounts payable	2,505	896
Accrued liabilities and other	(2,515)	(2,323)
Net cash provided by operating activities	55,587	35,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vessels and equipment	(37,672)	(10,753)
Proceeds from disposition of vessels and equipment	11,069	-
Net cash used in investing activities	(26,603)	(10,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of debt financing costs	80,541	275
Repayments of debt	(96,025)	(26,630)
Proceeds from exercise of stock options	644	1,109
Proceeds from issuance of stock	251	234
Net cash used in financing activities	(14,589)	(25,012)

Effect of exchange rate changes on cash	3,791	160
NET INCREASE IN CASH	18,186	385

CASH AT BEGINNING OF THE PERIOD	24,190	17,529
CASH AT END OF THE PERIOD	$42,376	$17,914

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of interest capitalized	$14,903	$15,357
Income taxes paid	$1,739	$2,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made.  All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.

We provide marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our fleet of vessels provides various services that support the ongoing operation and construction of offshore oil and natural gas facilities and drilling rigs, including the transportation of materials, supplies and personnel, and the positioning of drilling structures. The majority of our operations are in the North Sea with the balance offshore Southeast Asia and the Americas. Periodically, we will contract vessels into other regions to meet customers’ requirements.

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of the EPS calculation are as follows (in thousands except per share data):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income per share, basic	$39,852	20,300	$1.96	$13,032	20,046	$0.65
Dilutive effect of common stock options		555			677
Net income per share, diluted	$39,852	20,855	$1.91	$13,032	20,723	$0.63

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income per share, basic	$59,149	20,220	$2.93	$30,213	20,028	$1.51
Dilutive effect of common stock options		641			671
Net income per share, diluted	$59,149	20,841	$2.84	$30,213	20,699	$1.46

(2) STOCK BASED COMPENSATION

As more fully described in our Form 10-K for the year ended December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share Based Payment”, effective January 1, 2006, using the modified prospective method where compensation cost will be recognized related to new awards modified, repurchased, or cancelled after the required effective date. As of January 1, 2006, all of our currently outstanding stock option awards are fully vested. Under the modified prospective method, vested equity awards outstanding at the effective date create no additional compensation expense. Our employee stock purchase plan, or ESPP, would be considered compensatory under SFAS No. 123R whereby our ESPP allows all of our U.S. employees and participating subsidiaries to acquire shares of common stock at 85% of the fair market value of the common stock under a qualified plan as defined by Section 423 of the Internal Revenue Service. Our ESPP has a look-back option that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or the market price at the exercise date. The total value of the look-back option imbedded in our ESPP is calculated using the component approach whereby each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of share of non-vested stock, and a put option on 15% of a share of non-vested stock. Our consolidated financial statements at and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123R, or $9,000 and $39,000, respectively, net of tax, for the ESPP plan, which had previously not been included in net income, and $369,000 and $930,000, respectively, net of tax, for awards of restricted stock under our share incentive plan, which had previously been included in net income. In accordance with the modified prospective method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. For comparative purpose, the effect on net earnings and earnings per share before and after application of the fair value recognition provision of SFAS No. 123R to stock-based employee compensation for the three and nine months ended September 30, 2005 is illustrated below (in thousands except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Income as reported	$13,032	$30,213

Employee stock based compensation included in net income, net of tax	101	254
Pro forma stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(109)	(307)
Pro forma net income	$13,024	$30,160
Per Share Information:
Basic, As reported	$0.65	$1.51
Basic, Pro forma	$0.65	$1.51

Diluted, As reported	$0.63	$1.46
Diluted, Pro forma	$0.63	$1.46

(3) COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$39,852	$13,032	$59,149	$30,213
Foreign currency translation adjustments	(2,344)	(1,334)	30,759	(25,167)
Comprehensive income	$37,508	$11,698	$89,908	$5,046

Our only accumulated comprehensive income item relates to our cumulative foreign currency translation adjustment.

(4) VESSEL ACQUISITIONS AND DISPOSITIONS

In continuation of our long-range growth strategy, during 2005 we committed to build six new vessels for a cost of approximately $140 million. Keppel Singmarine Pte. Ltd. will build these vessels to meet the growing demand of our customer base, particularly in Southeast Asia. The first of these vessels is scheduled to be delivered in the fourth quarter of 2007, followed by one approximately each quarter thereafter, with the delivery of the final vessel scheduled for the fourth quarter of 2008. We also agreed to participate in a joint venture for the construction of two large platform supply vessels in the North Sea, at an estimated cost of $30 million for each vessel with delivery in the second and fourth quarters of 2007. One of our North Sea region affiliates is the majority investor in the option and purchased 100% of the first vessel out of the joint venture at the end of 2005, and a second North Sea affiliate is expected to purchase 100% of the second vessel. Additionally, we acquired two vessels already under construction, the Sea Guardian and Sea Sovereign. These two vessels, built by Jaya Shipbuilding and Engineering Pte Ltd, were delivered in April 2006 and September 2006, respectively, and are currently working in the area. In October 2006, subsequent to the period covered by this report, we exercised a first right of refusal granted under the Sea Sovereign purchase contract for an additional vessel currently under construction in the same yard. The delivery of this vessel is scheduled to occur during the third quarter of 2007.

On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk relating to the construction of one of the large North Sea platform supply vessels, which is designated as a fair value hedge and expected to be highly effective as the terms of the forward contract are generally the same as the purchase commitment. As of September 30, 2006, we had a loss of $0.4 million on this contract, compared to a loss of $1.1 million as of December 31, 2005. Any gains or losses resulting from the changes in the fair value would adjust the asset value.

Interest is capitalized in connection with the construction of vessels. During the three month periods ended September 30, 2006 and 2005, $0.7 million and $0.03 million, respectively were capitalized in connection with the construction of vessels. During the nine month period ended September 30, 2006 and 2005, $1.7 million and $0.6 million, respectively, were capitalized.

Since inception, our strategy has been to sell older vessels in the fleet when the appropriate opportunity arises. Consistent with this strategy, during September 2006 we completed the sale of one of our older Southeast Asia based platform supply vessels, the Highland Patriot, for $10.8 million. As a result of this sale, we recognized a gain of approximately $6.6 million. In October 2006, subsequent to the end of the period covered by this report, we sold the North Sea based vessel Sentinel for $7.4 million, with an approximate gain on the sale of $3.4 million.

Also in October 2006, subsequent to the end of the period covered by this report, we signed a memorandum of agreement for the sale of the 1978 built North Prince, a North Sea based vessel, for $5.7 million. Delivery of the vessel to the buyer is scheduled to occur early in the first quarter of 2007.

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

The new facility will mature in 2013 and the maximum availability begins to reduce in increments of $15.2 million every 6 months beginning after 66 months (in late 2011), with a final reduction of $129.5 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels and a negative pledge over other vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. As of September 30, 2006, we had $80.9 million outstanding on the new credit facility.

(6) INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such we have not provided for any U.S. federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax income/loss and the tax provision or benefit. Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Currently, the U.K. tax authority, HM Revenue & Customs, is conducting an audit of our 2003 U.K. tax return. The outcome of this tax audit is uncertain; however, we do not believe that any final assessment as a result of the tax audit would have a future material adverse impact to our financial statements in excess of that for which we have provided. In the first nine months of 2006, our income was concentrated in the lower tax jurisdictions. Our income tax provision for the quarter ended September 30, 2006 was $1.2 million.

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

(8) MULTI-EMPLOYER PENSION OBLIGATION

Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., known as the Merchant Navy Officers Pension Fund, or MNOPF. During the second half of 2005, we were informed the fund was in a deficit position as calculated by the fund’s actuary based on the most recent actuarial study. In the third and fourth quarters of 2005, we received invoices from the MNOPF totaling approximately $1.8 million, which we recorded as a direct operating expense. As of December 31, 2005, we had paid $0.3 million and recorded as a liability approximately $1.5 million representing our estimated share of the fund deficit. During 2006 we paid an additional $0.2 million against the liability. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers. The amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations which are due to occur every three years, the first of which was scheduled for the end of March 2006. We currently have not received the results of this updated valuation. Our share of the fund’s deficit will be dependent on a number of factors including the updated actuarial study, the number of participating employers, and the method used in allocating the required contribution among participating employers.

(9)  NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing FIN 48 and have not yet determined the impact that the adoption of FIN 48 will have on our result of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing SFAS 157 to determine its impact on us and any material effect of its adoption on us.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We are currently evaluating SAB 108 and have not yet determined the impact that SAB 108 will have on our results of operations or financial position.

(10) OPERATING SEGMENT INFORMATION

We operate three operating segments: the North Sea, Southeast Asia and the Americas. Each of these segments is considered a reportable segment under SFAS No. 131. In prior years we reported all operations in a single segment; however, in 2004 our segment reporting was changed to conform to the manner in which our chief operating decision maker reviews, and we manage, our business.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter ended September 30, 2006
Revenues	$62,523	$7,741	$5,567	$—	$75,831
Operating expenses	21,086	1,901	3,406	3,183	29,576
Drydock expense	1,504	1	2	—	1,507
Depreciation expense	5,496	609	871	57	7,033
Gain on sale of assets	(6,640)	—	—	—	(6,640)
Operating income (loss)	$41,077	$5,230	$1,288	(3,240)	$44,355

Quarter ended September 30, 2005
Revenues	$42,187	$4,613	$6,248	$—	$53,048
Operating expenses	18,230	1,458	3,477	2,619	25,784
Drydock expense	861	541	95	—	1,497
Depreciation expense	5,476	646	1,085	53	7,260
Gain on sale of assets	—	—	—	—	—
Operating income (loss)	$17,620	$1,968	$1,591	$(2,672)	$18,507

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months ended September 30, 2006
Revenues	$144,151	$18,818	$18,970	$—	$181,939
Operating expenses	58,915	5,946	11,222	9,899	85,982
Drydock expense	6,207	1,566	70	—	7,843
Depreciation expense	16,139	2,072	2,999	239	21,449
Gain on sale of assets	(6,640)	—	—	—	(6,640)
Operating income (loss)	$69,530	$9,234	$4,679	$(10,138)	$73,305

Nine Months ended September 30, 2005
Revenues	$121,116	$13,860	$17,478	$—	$152,454
Operating expenses	55,527	4,336	9,976	7,603	77,442
Drydock expense	5,035	620	1,001	—	6,656
Depreciation expense	16,790	1,918	2,874	132	21,714
Gain on sale of assets	—	—	—	—	—
Operating income (loss)	$43,764	$6,986	$3,627	$(7,735)	$46,642

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 37 vessels operating in the area. We also have 12 vessels offshore Southeast Asia, four vessels offshore Brazil, two vessels in the Mediterranean Sea, two vessels offshore India, two vessels offshore Mexico and one offshore West Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 60 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet currently includes 48 owned vessels and 12 managed vessels.

Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. Additionally, oil and natural gas prices are affected by a host of geopolitical and economic forces including the fundamental principles of supply and demand. Recent commodity prices have been at record highs, resulting in the oil and natural gas companies increasing their exploration and development activities, after reduced levels of activities were experienced in 2002 through early 2004.

The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels during the months from April to August and at their lowest levels from November to February. Operations in our other areas, although they may involve some seasonal factors, tend to remain more consistent throughout the year. As a result of this seasonal decrease in demand, we have historically, to the extent possible, accomplished the majority of our regulatory drydocks during the slower periods to minimize downtime during the traditional peak demand periods. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will continue to influence the timing of drydocks throughout the year. During the early part of 2006, market conditions were weaker than during the same 2005 period; therefore, we completed more drydocks than were originally contemplated during the first quarter of 2006. Overall, we completed 17 drydocks in the first nine months of 2006 compared to 14 the same 2005 period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues by Region (000’s) (a):
North Sea Based Fleet (b)	$62,523	$42,187	$144,151	$121,116
Southeast Asia Based Fleet	7,741	4,613	18,818	13,860
Americas Based Fleet	5,567	6,248	18,970	17,478

Rates Per Day Worked (a) (c):
North Sea Based Fleet (b)	$23,366	$16,149	$18,829	$16,152
Southeast Asia Based Fleet	7,094	5,808	6,539	5,742
Americas Based Fleet	10,809	10,294	11,046	11,614

Overall Utilization (a) (c):
North Sea Based Fleet	96.9%	93.2%	94.2%	91.4%
Southeast Asia Based Fleet	99.1%	88.0%	92.1%	90.7%
Americas Based Fleet	95.9%	98.0%	98.3%	95.7%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet	31.0	31.0	30.5	30.8
Southeast Asia Based Fleet	11.9	10.0	11.5	10.0
Americas Based Fleet	6.0	7.0	6.6	5.9
Total	48.9	48.0	48.6	46.7

(a) Includes all owned or bareboat chartered vessels.

(b) Revenues for vessels in the North Sea based fleet are primarily earned in British Pound Sterling (GBP), Norwegian Kroner (NOK), and Euros. These revenues have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$, US$/NOK and Euro/US$) for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
GBP	1.875	1.785	1.818	1.844
NOK	6.329	6.464	6.406	6.382
Euro	1.275	1.220	1.245	1.257

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

Comparison of the Three Months Ended September 30, 2006 with the Three Months Ended September 30, 2005

The quarter ended September 30, 2006, was another record-breaking quarter, with net income of $39.9 million, or $1.91 per diluted share, on revenue of $75.8 million. These figures represent the highest quarterly net income and revenue in our history. In comparison, for the same quarter of 2005, we had net income of $13.0 million, or $0.63 per diluted share, on revenue of $53.0 million.

The $22.8 million, or 43% increase in revenue compared to the third quarter a year ago was primarily the result of increased day rates in all our regions and increased utilization in our North Sea and Southeast Asia regions. Our total average day rate increased by 35%, from $13,205 in 2005 to $17,811 in 2006, while our total utilization increased from 92.8% in the third quarter of 2005 to 97.3% in the same 2006 quarter.

Operating income increased $25.8 million, or 140%, from $18.5 million in the third quarter of 2005 to $44.4 million in the third quarter of 2006. This increase was due to increased revenue of $22.8 million, a $6.6 million gain on sale of an asset, a decrease of $1.0 million in bareboat fees related to the termination of a bareboat leased vessel, and a decrease in depreciation expense, as some of our older vessels have become fully depreciated during the third quarter of 2006. These were partially offset by an increase in direct operating expenses of $3.8 million, due primarily to an increase in crew salaries and travel expense, and a $1.4 million increase in administrative expenses.

North Sea

Revenue in the North Sea based fleet increased by 48% from $42.2 million in the 2005 quarter to $62.5 million in the current reporting quarter. This increase was largely due to an improvement in day rates of 45%, from $16,149 to $23,366, attributable to the continued strength in the market. Utilization increased from 93.2% in the quarter ended September 30, 2005, to 96.9% in the same quarter this year, contributing 7% to the increase in revenue. We also mobilized a vessel into the area from our Americas region, increasing capacity in the North Sea. Operating income for the region increased by $23.5 million from quarter to quarter, mainly as a result of the increase in revenue coupled with the $6.6 million gain on sale of the Highland Patriot, which had been chartered to Southeast Asia in 2004. Partially offsetting these improvements was an increase in operating expenses.

Southeast Asia

Revenue for the Southeast Asia based fleet increased $3.1 million, or 68%, from the 2005 quarter to this year’s quarter. The delivery of the new vessels Sea Intrepid in 2005, and the Sea Guardian and Sea Sovereign during 2006 resulted in an increase in revenue of $1.8 million. Increased day rates contributed $0.5 million, climbing from $5,808 in the 2005 quarter to $7,094 in this year’s quarter, while utilization also increased, from 88.0% during the 2005 third quarter to 99.1% during this year’s quarter, contributing $0.8 million to the increase in revenue. Operating income increased from $2.0 million in the quarter ended September 30, 2005, to $5.2 million during the same 2006 quarter. The increase in revenue was the main contributor to this improvement in operating income, assisted by a reduction in drydock costs of $0.5 million, as no drydocks for the Southeast Asia based fleet were performed during the 2006 quarter. Operating expenses increased by $0.4 million, due mainly to the addition of new vessels during 2006.

Americas

The Americas based fleet revenue decreased slightly, from $6.2 million during the third quarter of 2005 to $5.6 million during the third quarter of 2006. The decrease in revenue was the direct result of the mobilization of a vessel back to the North Sea, contributing $1.1 million, and a decrease in utilization from 98.0% in 2005 to 95.9% in 2006. Partially offsetting these decreases was an improvement in the average day rate from $10,294 in 2005 to $10,809 for the 2006 quarter, or $0.5 million. Operating income decreased from $1.6 million in the third quarter of 2005 to $1.3 million in the third quarter of 2006, primarily resulting from the revenue decrease caused by the vessel mobilized from the region.

Other

Other expense of $3.3 million in the third quarter of 2006 decreased $1.1 million from the prior year quarter, resulting from decreased borrowings, a lower interest rate on our new credit facility, and increased interest income due to higher levels of cash available for short-term investment.

Our income tax provision for the third quarter of 2006 was $1.2 million, or a 3.0% effective tax rate, compared to $1.1 million, or 7.5% effective rate for the third quarter of 2005. The tax rate in the 2006 period reflected increased pre-tax profits in our lower tax rate jurisdictions.

Comparison of the Nine Months Ended September 30, 2006 with the Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2006, was $59.1 million, or $2.84 per diluted share, on revenue of $181.9 million. During 2005, net income was $30.2 million, or $1.46 per diluted share, on revenue of $152.5 million. Revenue increased 19% year over year, mainly due to the current market strength, especially in the North Sea region.

The revenue increase of $29.5 million compared to the first nine months of 2005 was primarily due to an increase in the overall company average day rate, from $13,350 in 2005 to $14,880 in 2006, based on improved market conditions. This increase contributed $23.0 million to revenue. Capacity increased as a result of the addition of five vessels, the Sea Intrepid, Sea Guardian and Sea Sovereign in our Southeast Asia region, and the full year effect of the Coloso and Titan in the Americas region. Additionally, an increase in utilization in all our regions from year to year contributed $3.6 million to the increase in revenue.

Overall, operating income increased $26.7 million from $46.6 million in the nine months of 2005 to $73.3 million in the same period of 2006. This improvement in year over year operating income was largely due to the increased revenue of $29.5 million, the gain on sale of the Highland Patriot of $6.6 million, and a slight decrease in depreciation expense of $0.3 million. These improvements were partially offset by increased operating expenses of $8.5 million, resulting mainly from the addition of new vessels to the fleet, increased administrative expense of $3.9 million, and higher drydock expense of $1.2 million.

North Sea

Revenue for the North Sea increased $23.0 million, or 19%, year over year, to $144.2 million. Day rates increased from $16,152 for the first nine months of 2005 to $18,829 in the same 2006 period, and contributed $19.2 million to the increase in revenue. Improved utilization, from 91.4% in 2005 to 94.2% in 2006, resulted in a revenue increase of $2.5 million. Capacity for the region also increased due to the mobilization of a vessel into the area from the Americas region during the third quarter of 2006. Operating income increased $25.8 million, mainly as a result of the improvement in revenue, a gain on sale of the Highland Patriot of $6.6 million, and a $0.7 million decrease in depreciation, largely due to the decrease in the U.S. dollar against the British Pound Sterling. These were partially offset by an increase in direct operating expenses year over year of $3.4 million and an increase in drydock expense of $1.2 million.

Southeast Asia

Southeast Asia region revenue increased by 36%, or $5.0 million, to $18.8 million in the first nine months of 2006 compared to the same 2005 period. The delivery of the vessels Sea Guardian and Sea Sovereign during 2006, and the full year effect of the 2005 delivery of the Sea Intrepid resulted in an increase in capacity of $3.2 million. Day rates contributed $1.0 million to the improvement in revenue, increasing from $5,742 in the first nine months of 2005 to $6,539 for the same 2006 period. Utilization increased from 90.7% in 2005 to 92.1% in 2006, or $0.8 million. Operating income increased $2.2 million year over year, to $9.2 million, mainly as a result of the increase in revenue. Partially offsetting this increase were higher direct operating expenses of $1.6 million, higher drydock expense of $1.0 million, and an increase in depreciation expense of $0.2 million. All these factors increased mainly as a result of the additions to the fleet in the region.

Americas

Revenue for the Americas region increased year over year by $1.5 million, or 9%, from $17.5 million to $19.0 million. Increased capacity was the main factor causing this increase, as the Coloso and Titan were added into the region in the second half of 2005. The full year effect of these additions, partially offset by the mobilization of a vessel out of the region during in 2006, contributed $0.8 million to the increase in revenue for 2006. Utilization increased from 95.7% in 2005 to 98.3% in 2006. Day rates, however, decreased from $11,614 in 2005 to $11,046 for this year. Operating income increased by $1.1 million to $4.7 million. In addition to the improvement in revenue in 2006, drydock expense decreased in 2006 by $0.9, as no drydocks occurred during 2006. These improvements were partially offset by higher direct operating expenses of $1.2 million and higher depreciation expense of $0.1 million.

Other

Other expense decreased from $14.2 million in 2005 to $11.6 million in 2006. This was primarily due to a decrease in interest expense resulting from decreased borrowings during 2006, a lower interest rate under our new credit facility and a reduction in foreign currency exchange rate effects.

Our income tax provision for the first nine months of 2006 was $2.6 million, or 4.2% effective tax rate, compared to $2.2 million, or 6.9% effective rate for the same 2005 period. The 2006 tax rate reflects increased pre-tax profits in our lower tax rate jurisdictions.

Liquidity and Capital Resources and Financial Condition

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

Our total debt at September 30, 2006, was $240.9 million, consisting of approximately $159.5 million of 7.75 % senior notes, $80.9 million under the new bank credit facility, and $0.5 million related to a partnership interest in conjunction with our new build vessel program.

Net working capital at September 30, 2006, was $74.0 million, including $42.4 million in cash. Net cash provided by operating activities increased by $19.6 million to $55.6 million for the nine months ended September 30, 2006. This increase was mainly due to improved financial performance in 2006, partially offset by working capital changes.  Net cash used in investing activities was $26.6 million, an increase of $15.8 million from 2005, largely due to payments related to our new build vessels, partially offset by proceeds of $6.6 million from the disposition of an older vessel. In October 2006, subsequent to the end of the period covered by this report, we disposed of a second older vessel, recognizing a gain of $3.4 million.

On June 8, 2006, we closed on a new $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions headed by Den Norske Bank, or DnB. The new multi-currency facility replaced all our existing debt, including the $100 million Multi-currency Bank Credit Facility, $50 million Senior Secured Revolving Credit Facility and notes secured by two vessel mortgages. As of September 30, 2006, we have $80.9 million outstanding under the new facility. The weighted average interest rate of the new facility as of September 30, 2006, was 5.4%. We are required, on a consolidated basis, to maintain a minimum equity ratio and a specified EBITDA to interest coverage ratio. We are currently in compliance with those ratios, however, we cannot give assurance that the results of operations will result in compliance in future periods.

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

Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK and Euros. Substantially all of our operating costs are denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the quarter and nine months ended September 30, 2006, the average GBP/U.S. Dollar, U.S. Dollar/NOK, and Euro/U.S. Dollar exchange rates were:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
GBP	1.875	1.785	1.818	1.844
NOK	6.329	6.464	6.406	6.382
Euro	1.275	1.220	1.245	1.257

Our North Sea based fleet generated $144.2 million in revenues and $69.5 million in operating income for the nine months ended September 30, 2006.

Reflected in the accompanying balance sheet as of September 30, 2006, is a $72.5 million in other comprehensive income, which fluctuates, based on differences in foreign currency exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

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

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations. On September 30, 2005, we engaged in a contract to hedge a specific obligation to make payments in NOK related to a new vessel under construction effectively fixing our purchase prices in U.S. Dollars. Upon delivery of the vessel, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessel. As of September 30, 2006, we had a hedge loss of $0.4 million.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and in our Form 10-K for the year ended December 31, 2005 filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of October 6, 2006, the fair value of these notes, based on quoted market prices, was approximately $160.4 million compared to a carrying amount of $159.5 million.

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

Other information required under Item 3 has been provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Operating Officer, who is our principal executive officer, and Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Evaluation of internal controls and procedures.

As of December 31, 2005, our management determined that our internal controls over financial reporting was effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005, was audited by UHY Mann Frankfort Stein & Lipp CPA’s, LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2005 filed with the SEC.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 02, 2006

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

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997
4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company's 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
4.5	Form of Debt Securities Indenture	Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3, Registration No. 333-133563, filed April 20, 2006
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith