Form 10-K
GULFMARK OFFSHORE INC
filed 2007-03-01
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Common Stock, $0.01 Par Value

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $407,308,569 calculated by reference to the closing price of $25.83 for the registrant’s common stock on the NASDAQ Global Select Market on that date.

Number of shares of common stock outstanding as of March 1, 2007: 22,765,131

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.
Exhibit Index Located on Page 64

PART I

ITEMS 1. and 2. Business and Properties

GENERAL BUSINESS

GulfMark Offshore, Inc. is a Delaware corporation incorporated in 1996 that, through itself and its subsidiaries, provides offshore marine services primarily to companies involved in offshore exploration and production of oil and natural gas. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc. and its subsidiaries. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, with the balance in offshore Southeast Asia and the Americas. Periodically, we will contract vessels into other regions to meet our customers’ requirements.

We have the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate our performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results” included in Part II, Item 7, and Note 11 to our Consolidated Financial Statements included in Part II, Item 8.

Our principal executive offices are located at 10111 Richmond Avenue, Suite 340, Houston, Texas 77042, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Our SEC filings are available free of charge to the public over the internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

THE COMPANY

Offshore Marine Services Industry Overview

Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms, and substantially all of our revenues are derived from providing these services. This industry employs various types of vessels, referred to broadly as offshore support vessels, or OSVs, that are used to transport materials, supplies and personnel, and to move and position drilling structures. Offshore marine service providers are employed by oil and natural gas companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate our fleet of 59 offshore supply vessels in the following regions: 33 vessels in the North Sea, 12 vessels offshore Southeast Asia, four vessels offshore Brazil, two vessels in the Mediterranean Sea, two vessels offshore India, three vessels in the Gulf of Mexico and three offshore Africa. Our vessels in the Mediterranean Sea, offshore India, offshore West/South Africa and one of our vessels in the Gulf of Mexico are included in our North Sea region.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. Additionally, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Although commodity prices have remained high by historical standards over the last several years, upstream expenditures by oil and gas exploration and development companies have been volatile throughout the first part of this decade. Beginning in the second half of 2004 and throughout 2006, oil and natural gas companies increased their exploration and development activities, after a period of reduced levels that started during 2002 and continued to mid-2004. Each of the major geographic offshore oil and natural gas production regions has unique characteristics that influence the economics of exploration and production and, consequently, the market demand for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs and vessel suitability restrict migration of some vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict relocation of vessels into that market. Conversely, these same design characteristics make North Sea capable vessels unsuitable for certain underdeveloped areas where draft restrictions and, to a lesser degree, higher operating costs restrict migration. These restrictions on vessel movement in effect separate various regions into distinct markets.

Size of Vessel Fleet

The size of our fleet has remained constant at 59 vessels from December 31, 2005 to March 1, 2007. However, the mix of vessels making up our fleet has changed significantly in that period of time. In April 2006 and September 2006, we acquired two vessels under construction, which are currently working in Southeast Asia. During 2006, while we increased our managed vessel fleet by two vessels, we also returned a bareboat chartered vessel back to its owner. During September 2006, we completed the sale of one of our older Southeast Asia based vessels, and in October 2006, we sold one of our oldest North Sea based vessels. Additionally, in January 2007 we sold another older North Sea based vessel. These sales are consistent with our strategy of selling older vessels in the fleet when the appropriate opportunity arises. The following table summarizes the fleet changes since December 31, 2005:

	Owned Vessels	Bareboat Chartered Vessels	Managed Vessels	Total Fleet

December 31, 2005	48	1	10	59
New Build Program	2	—	—	2
Vessel Additions	—	—	2	2
Vessel Returns	—	(1)	—	(1)
Vessel Sales	(2)	—	—	(2)
December 31, 2006	48	—	12	60
Vessel Sales	(1)	—	—	(1)
March 1, 2007	47	—	12	59

Vessel Classifications

Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are not rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:

• Platform Supply Vessels, or PSVs, serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150’ to 200’. Large PSVs or LgPSVs, range up to 300’ in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of servicing construction support.

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

The North Sea Market

We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, the Norwegian Sea and the area West of Shetlands. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major oil and gas companies and state-owned oil and gas companies), in large part because of the significant financial commitment required in this market. In the last few years, however, there have also been a number of independent operators who have begun to move into the North Sea. Projects in the North Sea tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments. Due to these factors, vessel demand in the North Sea has historically been more stable and less susceptible to abrupt swings than vessel demand in other regions. During 2006, due to a large number of drilling rig moves taking place in the North Sea, spot market (short-term contracts) rates for anchor handlers reached record levels.

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

Our North Sea-based fleet, consisting of 41 vessels, is oriented toward supply vessels which work in the more stable segments of production platform support and field development or construction, and includes 29 owned (21 PSVs, four AHTSs, and four SpV vessels) and 12 managed PSVs. Onshore bases in Aberdeen, Scotland; Liverpool, England and Sandnes, Norway support these vessels. Vessels that are based in the North Sea but operate temporarily out of the region are included in our North Sea vessel count and related statistics, unless deployed to one of our other operating segments under long-term contracts.

The North Sea market was generally a very stable market from the early 1990’s through late 2001 with minor periods of disruption caused by fluctuating expenditures for oil and natural gas exploration and development, primarily by the major oil companies that dominated this market. In late 2000, commodity prices and increased drilling activity resulted in improved vessel utilization and day rates through 2001 and into the first part of 2002. Subsequent to the terrorist attacks on September 11, 2001, both oil and natural gas prices remained significantly higher; however, despite these higher commodity price levels, exploration and development activity in the region did not increase accordingly. At the same time, there was an increase in the number of new build vessels delivered into the market in 2002 through 2004, coupled with a reduction in demand for vessel services which resulted in the 2003-2004 period having the lowest utilization and day rates in the region in the last decade. While the number of high capacity vessels in this market remained fairly constant over the last ten years at approximately two hundred, delivery of over four hundred vessels of reasonably similar design capacity have gone into service in other international markets or displaced older equipment in the North Sea. These displaced vessels have subsequently mobilized to other international markets, either permanently or for temporary assignments.

There has also been a transformation in the customer base in the region that began in 2003 as the major oil and natural gas companies disposed of prospects and mature producing properties in the North Sea to independent oil and natural gas companies. This was in part caused by legislative initiatives in the U.K., which made these properties attractive to the independents. The independent companies typically had shorter horizons with regard to exploration and development activities than the major oil and natural gas companies, which in turn resulted in a decline in the availability of long-term contracts for vessel services at economically attractive day rates. The consequence of this transformation and curtailment of activities by the major companies was an increase in the number of vessels available in the spot market, which in turn depressed both utilization of vessels and day rates. In the second quarter of 2004, an increase in long-term drilling rig contracts occurred in the North Sea, particularly in the Norwegian sector, which specifically related to the opening of the Barents Sea to exploration activities by the Norwegian government. In addition, several large projects including the Orman Lange, Snovhit and Alvheim Field developments resulted in the oil and natural gas companies that contracted the drilling rigs to tender for vessel services in support for these rigs. Late in the third quarter of 2004, utilization and day rates for vessels in the region began to improve with some consistency for the remainder of 2004.

Starting in 2005 and continuing throughout 2006, there were significant improvements in industry fundamentals as the major oil and natural gas companies expanded capital expenditures in the North Sea as exploration activities have become more extensive and longer in duration. This has been evidenced by drilling rig commitments extending well into the future, with some contracts into and beyond 2010. This, coupled with spending by the independents, created strong demand for vessels, which resulted in some of the highest day rates we have seen in our history.

Even though this region typically has weaker periods in the winter months of December through February, utilization and day rates, with few exceptions, are expected to remain strong throughout the current period. Forward visibility with regard to vessel demand over the balance of 2007 is directly related to drilling and development activities in the region as well as construction work required in support of these activities and demands outside of the region which will draw vessels to other international markets. Geopolitical events, the demand for oil and natural gas in both mature and emerging countries and a host of other factors will influence the expenditures of both independent and major oil and gas companies in the near term; however, based on current conditions and the available information regarding future drilling plans for the region, a healthy market could continue throughout the balance of 2007 and into 2008. Currently we are constructing two new generation LgPSVs in Norway. One of these vessels, the Highland Prestige, is scheduled to begin work early in the second quarter of 2007, while the second vessel is scheduled for delivery during the fourth quarter of 2007.

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

Southeast Asia’s competitive environment is broadly characterized by a large number of small companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations with local companies are generally necessary to maintain a viable marketing presence. Our management has been involved in the region since the mid-1970s, and we currently maintain long-standing business relationships with a number of local companies. We currently have 12 vessels deployed in this market.

Vessels in this market are typically smaller than those operating in areas such as the North Sea. However, the varying weather conditions, annual monsoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas, where moderate weather conditions prevail, have historically made up the bulk of the Southeast Asia fleet. Demand for larger, newer and higher specification vessels has been developing in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels. This development led us to mobilize a North Sea vessel into this region during 2002 and another one during 2004, to meet the changing market in the region, as these North Sea vessels are larger than the typical vessels of the region. During the last three years we also sold four of our older vessels serving Southeast Asia. In October 2005, we took delivery of a new vessel constructed in China, the Sea Intrepid, and in 2006 we took delivery of two additional new build vessels, the Sea Guardian and Sea Sovereign.

Changes in supply and demand dynamics have led, at times, to an excess number of vessels in markets such as the Gulf of Mexico. It is possible that vessels currently located in the Arabian/Persian Gulf area, Africa or the Gulf of Mexico could relocate to the Southeast Asia Market; however, not all vessels currently located in those regions would be able to operate in Southeast Asia. Furthermore, transferring a vessel from elsewhere in the world to this region would involve significant cash and opportunity costs. Still, offshore exploration drilling has increased in this area and is expected to continue for several years. Currently, we are constructing six new generation AHTS vessels with potential use in the region and have purchased, as previously mentioned, three additional new AHTS vessels, the Sea Intrepid, Sea Guardian and Sea Sovereign, which are currently working in the area. Additionally, we have exercised a right of first refusal granted under the Sea Sovereign purchase contract for an additional vessel, the Sea Supporter, currently under construction in the same yard. The delivery of this vessel is scheduled to occur during the fourth quarter of 2007. Overall, demand in the area continued to remain strong throughout 2006 and into 2007.

The Americas Market

We define the Americas market as offshore North, Central and South America. Our Americas based fleet currently includes six vessels. Historically, our activity in the Americas has been in Brazil; however, since 2005, we have had two AHTS vessels offshore Mexico on five-year primary-term contracts with Pemex, and now have one vessel on temporary assignment in the region from our North Sea based fleet. Similar to the North Sea, the Brazilian market requires highly sophisticated vessels due to the harsh operating environment. We have been successful in meeting the market requirements through owned, managed and bareboat chartered vessels and will look to our existing and new build fleet to meet the expanding demand for vessels in this market.

The Brazilian government has opened up the petroleum industry to private investment, and the early bid rounds resulted in extensive commitments by major international oil companies and consortiums of independents, many of whom have explored and to some extent will continue to explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTSs, to some extent, and PSVs in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. In addition, Petrobras, the Brazilian national oil company, continues to expand operations. This expansion has created, and could continue to create, additional demand for offshore support vessels. We have been active in bidding on additional work with both Petrobras and the consortiums.

Currently, we operate four vessels in Brazil, including the Brazilian vessel Austral Abrolhos, which was newly built and delivered in September 2004 and is contracted through May 2008 to Enterprise Oil do Brasil Ltda., a subsidiary of Royal Dutch Shell, in support of its Brazilian program in the Campos Basin. The Seapower has been operating in Brazil since 1995 under a contract with Petrobras, which runs into October 2007. The Highland Scout has been contracted to Petrobras since January 2000 and is contracted into April 2007. The Highland Warrior was mobilized to the region from our North Sea based fleet during 2004 and is contracted through August 2008. During 2006 we mobilized the North Stream back to the North Sea upon completion of its contract in Brazil. That vessel is currently working on a long-term contract in the North Sea.

We have two vessels, the Coloso and Titan, under five-year primary-term contracts to Pemex in the Gulf of Mexico. These vessels, part of our new build construction program, arrived in Mexico from the shipyard in Singapore and began their contracts in May 2005. This represents our first entry into the Mexican market and is anticipated to create additional future opportunities in the Gulf of Mexico as Pemex increases the size and capability of the vessel fleet required to support its drilling operations.

Other Markets

We have contracted our vessels outside of our operating segment regions principally on short-term charters in places such as offshore Africa and the Mediterranean region. We currently have a managed vessel in addition to one of our owned vessels working in support of drilling operations offshore India, two owned vessels operating in the Mediterranean region, one of our owned vessels operating offshore Nigeria, and two vessels, one managed and one owned, offshore South Africa. We look to our core markets for the bulk of our term contracts; however, when the economics of a contract are attractive, or we believe it is strategically advantageous, we will operate our vessels in markets outside of our core regions. The operations of these vessels are managed through offices in the North Sea region.

Seasonality

Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during December to February. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asian location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.

New Vessel Construction and Acquisition Program

During the period 2000-2006, we added fifteen new vessels to the fleet as part of our long-range growth strategy—nine in the North Sea, three in the Americas and three offshore Southeast Asia. In continuation of our growth strategy, we committed in 2005 to build six new 10,600 BHP AHTS vessels for a total cost of approximately $140 million. The vessels are of a new design we developed in conjunction with the builder and which incorporates Dynamic Positioning 2 (DP-2) certification and Fire Fighting Class 1 (FiFi-1). They have a large carrying capacity anticipated to be in excess of 2,700 tons. Keppel Singmarine Pte, Ltd. will build the vessels to meet the growing demand of our customer base offshore Southeast Asia. The first vessel is scheduled to be delivered in the fourth quarter of 2007 followed by one approximately each quarter thereafter, with the final delivery in the fourth quarter of 2008. At the end of 2006, we had spent approximately $35.8 million on this new vessel construction program.

As a complement to the six new vessels in the construction program, during 2006 we acquired two vessels already under construction. The first of these is an identical sister ship to the Sea Intrepid delivered in 2005 for the Southeast Asia region. Built in China, the Sea Guardian is a 5,150 BHP, 70 ton bollard pull AHTS valued at $9.5 million. It was delivered during April 2006, and immediately went to work in the Southeast Asia region. The second acquired vessel is a result of our exercise of a right of first refusal granted under the previous purchase agreement. This vessel, the Sea Sovereign, was built by Jaya Shipbuilding and Engineering PTE LTD at their Batam, Indonesia yard near Singapore. It is a 70 meter, 5,500 BHP, approximately 70 ton bollard pull, DP-2 AHTS with a cost of $14.9 million, delivered during September 2006. The delivery dates of these vessels fit well with our new build program delivery schedule, with the two vessels delivered in 2006 and the first of the Keppel new builds anticipated delivery in 2007. In the fourth quarter of 2006 we exercised a right of first refusal granted under the Sea Sovereign purchase contract for an additional vessel currently under construction in the same yard at a cost of approximately $19.0 million. The delivery of this vessel, the Sea Supporter, is scheduled to occur during the fourth quarter of 2007.

We also agreed to participate in a joint venture for the construction of two new design large platform supply vessels, 4,850 deadweight ton diesel electric powered Aker PSV 09 designs, with delivery expected to occur during the first and fourth quarters of 2007. Gulf Offshore N.S. Ltd (U.K.), one of our North Sea affiliates, is the majority investor and purchased 100% of the first vessel from the joint venture at the end of 2005. A second North Sea affiliate is expected to purchase 100% of the second vessel. The construction cost is based on a fixed contract amount denominated in Norwegian Kroner. On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk on the first vessel, which is designated as a fair value hedge and expected to be highly effective as the terms of the forward contract are generally the same as the purchase commitment. Any gains or losses resulting from the changes in the fair value would adjust the asset value. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations

Interest is capitalized in connection with the construction of the vessels. During 2006 and 2005, $2.4 million and $0.8 million, respectively, was capitalized in connection with the construction of vessels.

The following table illustrates the delivery timeline of the new build vessels:

Vessel	Scheduled Delivery Date	Type	Length (feet)	Deadweight tons	Estimated Cost (in millions)
North Sea Based:
Highland Prestige	Q1 2007	PSV	284’	4,850	$32.0
Highland Promise	Q4 2007	PSV	284’	4,850	$29.0
Southeast Asia Based:
Sea Supporter	Q4 2007	AHTS	230’	2,200	$19.0
Hull 310	Q4 2007	AHTS	250’	2,700	$23.0
Hull 311	Q1 2008	AHTS	250’	2,700	$23.0
Hull 312	Q1 2008	AHTS	250’	2,700	$23.0
Hull 313	Q2 2008	AHTS	250’	2,700	$23.0
Hull 314	Q3 2008	AHTS	250’	2,700	$23.0
Hull 315	Q4 2008	AHTS	250’	2,700	$23.0

Our Fleet

Our existing fleet as of March 1, 2007 is 59 vessels. Of these vessels, 47 are owned by us (see table below) and 12 are under management for other owners.

Fleet	Vessel	Type (a)	Flag	Built	Length (feet)	BHP (b)	DWT (c)
NORTH SEA BASED	Highland Bugler	LgPSV	UK	2002	221	5,450	3,115
	Highland Champion	LgPSV	UK	1979	265	4,800	3,910
	Highland Citadel	LgPSV	UK	2003	236	5,450	3,200
	Highland Drummer	LgPSV	UK	1997	221	5,450	3,115
	Highland Eagle	LgPSV	UK	2003	236	5,450	3,200
	Highland Fortress	LgPSV	UK	2001	236	5,450	3,200
	Highland Monarch	LgPSV	UK	2003	221	5,450	3,115
	Highland Navigator	LgPSV	UK	2002	275	9,600	4,250
	Highland Pioneer	LgPSV	UK	1983	224	5,400	2,500
	Highland Piper	LgPSV	UK	1996	221	5,450	3,115
	Highland Pride	LgPSV	UK	1992	265	6,600	3,080
	Highland Rover	LgPSV	UK	1998	236	5,450	3,200
	Highland Star	LgPSV	UK	1991	265	6,600	3,075
	Highland Trader(e)	LgPSV	UK	1996	221	5,450	3,115
	North Challenger	LgPSV	Norway	1997	221	5,450	3,115
	North Fortune	LgPSV	Norway	1983	264	6,120	3,366
	North Mariner	LgPSV	Norway	2002	275	9,600	4,400
	North Stream	LgPSV	Norway	1998	276	9,600	4,585
	North Traveller	LgPSV	Norway	1998	221	5,450	3,115
	North Truck	LgPSV	Norway	1983	265	6,120	3,370
	North Vanguard	LgPSV	Norway	1990	265	6,600	4,000
	Highland Courage	AHTS	UK	2002	260	16,320	2,750
	Highland Endurance	AHTS	UK	2003	260	16,320	2,750
	Highland Valour	AHTS	UK	2003	260	16,320	2,750
	North Crusader	AHTS	Panama	1984	236	12,000	2,064
	Clwyd Supporter	SpV	UK	1984	266	10,700	1,350
	Highland Spirit	SpV	UK	1998	202	6,000	1,800
	Highland Sprite	SpV	UK	1986	194	3,590	1,442
	Sefton Supporter	SpV	UK	1971	250	1,620	1,219

SOUTHEAST ASIA BASED	Highland Guide	LgPSV	Panama	1999	218	4,640	2,800
	Highland Legend	PSV	Panama	1986	194	3,600	1,442
	Sea Diligent	SmAHTS	Panama	1981	192	4,610	1,219
	Sea Eagle	SmAHTS	Panama	1976	185	3,850	1,215
	Sea Endeavor	SmAHTS	Panama	1981	191	3,900	1,000
	Sea Explorer	SmAHTS	Panama	1981	192	5,750	1,500
	Sea Guardian	SmAHTS	Panama	2006	191	5,150	1,500
	Sea Intrepid	SmAHTS	Panama	2005	191	5,150	1,500
	Sea Searcher	SmAHTS	Panama	1976	185	3,850	1,215
	Sea Sovereign	SmAHTS	Panama	2006	230	5,500	1,800
	Sem Courageous	SmAHTS	Malaysia	1981	191	3,900	1,220
	Sem Valiant	SmAHTS	Malaysia	1981	191	3,900	1,220

AMERICAS BASED	Austral Abrolhos(d)	AHTS	Brazil	2004	215	7,100	2,000
	Highland Scout	LgPSV	Panama	1999	218	4,640	2,800
	Highland Warrior	LgPSV	Panama	1981	265	5,300	4,049
	Seapower	SpV	Panama	1974	222	7,040	1,205
	Coloso	SmAHTS	Mexico	2005	199	5,916	1,674
	Titan	SmAHTS	Mexico	2005	199	5,916	1,674

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
(e) The Highland Trader was formerly named Safe Truck.

The table above does not include 12 managed vessels.

Customers, Contract Terms and Competition

Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and natural gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and natural gas companies and foreign government organizations. The contracts are industry standard time charters for periods ranging from a few days or months to more than five years. While certain contracts do contain cancellation provisions, the contracts are generally not cancelable except for unsatisfactory performance by the vessel. During 2006, under multiple contracts in the ordinary course of business, one customer, Royal Dutch Shell, accounted for 10.4% of total consolidated revenues. No other single customer accounted for 10% or more of our total consolidated revenues for 2006.

Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea region, multi-year charters have been more common and constitute a significant portion of that market. Term charters in the Southeast Asia region are less common than in the North Sea and generally less than two years in length. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters”. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.

Bareboat charters are contracts for vessels, generally for a term in excess of one year, whereby the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. As of March 1, 2007 we have no bareboat chartered vessels in our fleet.

Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Depending on the level of service provided by the manager, fees for services vary, but are generally not more than $10,000 per month per vessel. Currently, we have 12 vessels under management.

Substantially all of our charters are fixed in British Pounds, or GBP; Norwegian Kroner, or NOK; Euros; U.S. Dollars, or US$; or Brazilian Reais. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency in which its operating expenses are incurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Currency Fluctuations and Inflation.”

We compete with approximately 15 competitors in the North Sea market and numerous small and large competitors in the Southeast Asia and Americas markets. We compete principally on the basis of suitability of equipment, price and service. Also, in certain foreign countries, preferences are given to vessels owned by local companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies. Some of our competitors have significantly greater financial resources than we do.

Fleet Availability

A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract as of March 1, 2006 and February 23, 2007:

	As of February 23, 2007		As of March 1, 2006
	2007 Vessel Days	2008 Vessel Days	2006 Vessel Days	2007 Vessel Days
North Sea-Based Fleet	76.9%	49.3%	82.6%	41.9%
Southeast Asia-Based Fleet	39.8%	8.5%	42.7%	9.9%
Americas-Based Fleet	100.0%	78.7%	92.8%	73.5%
Overall Fleet	69.8%	41.9%	75.0%	39.2%

These commitments provide us with a forward view of vessel earnings before interest, taxes, depreciation and amortization, or EBITDA, in the respective periods based on the contract rates that are in effect on each of the contracts comprising the forward days less the estimated costs of operating the vessels in each geographical area. The decrease in the percentage of contracted days at February 23, 2007, as compared to March 1, 2006, for the current year is primarily a reflection of our strategy to gain more exposure to the North Sea spot market in 2007, thus being in a position to take advantage of spot market day rates.

Environmental and Government Regulation

We must comply with extensive government regulation in the form of international conventions, federal, state and local laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, vessel and port security, and the manning, construction and operation of vessels. We believe that we are in material compliance with all applicable laws and regulations. The International Maritime Organization, or IMO, has made the regulations of the International Safety Management Code, or ISM Code, mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications which became effective on July 1, 2002. IMO has also adopted the International Ship & Port Facility Security Code, or ISPS Code, which became effective on July 1, 2004. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. We believe all of our vessels presently are certificated in accordance with ISPS Code. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

Employees

At December 31, 2006, we had 1,243 employees located in the United States, the United Kingdom, Norway, Southeast Asia, Brazil and other areas depending on vessel location. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for 892 contract crew members who are members of two North Sea unions, under evergreen employment agreements, and a Brazilian union. Wages are renegotiated annually in June for the North Sea union. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of those collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

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

Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

•	prevailing oil and natural gas prices;

•	expectations about future prices;

•	cost of exploring for, producing and delivering oil and natural gas;

•	sale and expiration dates of available offshore leases;

•	demand for petroleum products;

•	current availability of oil and natural gas resources;

•	rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions;

•	technological advances; and

•	ability of oil and natural gas companies to generate or otherwise obtain funds for capital.

During recent years, the level of offshore exploration, development and production activity has been volatile. Currently, there is a period of high prices for oil and natural gas, and oil and gas companies have increased their exploration and development activities. However, although the price of oil and natural gas is high compared to historical levels, it has decreased somewhat in the second half of 2006. In spite of this, the activity increase that began in the second half of 2004 has continued into 2006 and early 2007 after reduced levels of activity were experienced in 2002-2004. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future, however, would likely result in reduced exploration and development of offshore areas and a decline in the demand for our offshore marine services. Any such decrease in activity is likely to reduce our day rates and our utilization rates and, therefore, could have a material adverse effect on our financial condition and results of operations.

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

We must comply with extensive government regulation in the form of international conventions, federal, state and local laws and regulations in jurisdictions where our vessels operate and are registered. These conventions, laws and regulations govern:

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

We maintain insurance coverage against substantially all of the casualty and liability risks listed above, subject to deductibles and certain exclusions. We have renewed our primary insurance program for the insurance year 2007-2008, and have negotiated terms for renewal in 2008-2009 for our primary coverage. We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, and be adequate to cover future claims that may arise.

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

Vessel construction and repair projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our results of operations.

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

Our current operations and future growth may require significant additional capital, and our indebtedness could restrict our ability to fund our capital requirements.

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

Our industry is highly competitive, which could depress vessel prices and utilization and adversely affect our financial performance.

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

Operations in the North Sea are generally at their highest levels during the months from April to August and at their lowest levels during December to February. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The actual monsoon season for a specific Southeast Asian location is about two months. In addition, operations in any market may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “GMRK.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported:

	2006		2005
	High	Low	High	Low
Quarter ended March 31,	$34.07	$25.54	$28.34	$19.55
Quarter ended June 30,	$29.45	$23.15	$28.14	$21.19
Quarter ended September 30,	$32.95	$24.95	$32.73	$26.49
Quarter ended December 31,	$40.90	$30.31	$34.84	$26.19

For the period from January 1, 2007 through February 28, 2007, the range of low and high sales prices of our common stock was $31.80 to $41.47, respectively. On February 28, 2007, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $39.56 per share. At February 28, 2007, there were 550 stockholders of record.

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

On December 4, 2006, we raised approximately $76.8 million, net of offering costs of $0.2 million, through the sale of 2,000,000 shares of common stock pursuant to our registration statement on Form S-3, Reg. No. 333-133563, and prospectus supplement. The sale was underwritten by Jefferies & Company, Inc. The proceeds were used to repay the outstanding portion of the credit facility, for corporate working capital needs, and to partly fund future progress payments for the delivery of new build vessels included in our construction program.

Performance Graph

The following performance graph and table compare the cumulative return on the Company’s Common Stock to the Dow Jones Total Market Index and the Dow Jones Oilfield Equipment and Services Index (which consists of Atwood Oceanics Inc., Baker Hughes Inc., BJ Services Co., Bristow Group Inc., Cameron International Corp., Core Laboratories N.V., Diamond Offshore Drilling Inc., ENSCO International Inc., FMC Technologies Inc., Global Industries Ltd., GlobalSantaFe Corp., Grant Prideco Inc., Grey Wolf Inc., Halliburton Co., Hanover Compressor Co., Helix Energy Solutions Group Inc., Helmerich & Payne Inc., Hydrill, Input/Output Inc., Lone Star Technologies Inc., Nabors Industries Ltd., National Oilwell Varco Inc., Newpark Resources Inc., Noble Corp., Oceaneering International Inc., Oil States International Inc., Parker Drilling Co., Patterson-UTI Energy Inc., Pride International Inc., Rowan Cos. Inc. Schlumberger Ltd., SEACOR Holding Inc., Smith International Inc., Superior Energy Services Inc., Tetra Technologies Inc., Tidewater Inc., TODCO, Transocean Inc., Unit Corp., Universal Compression Holdings Inc., Veritas DGC Inc., W-H Energy Services Inc., and Weatherford International Ltd.) for the periods indicated. The graph assumes (i) the reinvestment of dividends, if any, and (ii) the value of the investment of the Company’s Common Stock and each index to have been $100 at December 31, 2001.

Comparison of Cumulative Total Return

300
250
200
150
100
50
0
Index
2001
2002
2003
2004
2005
2006
Year Ended December 31,
GulfMark Offshore, Inc.
Dow Jones Total Market Index
Dow Jones Oilfield Equipment and Services Index

	2001	2002	2003	2004	2005	2006
GulfMark Offshore, Inc.	100	104	99	157	209	264
Dow Jones Total Market Index	100	78	102	114	121	140
Dow Jones Oilfield Equipment and Services Index	100	92	106	143	217	246

ITEM 6. Selected Consolidated Financial Data

The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenues	$250,921	$204,042	$139,312	$129,900	$133,919
Direct operating expenses	91,874	82,803	71,239	69,836	58,007
Drydock expense (a)	9,049	9,192	8,966	—	—
Bareboat charter expense	—	3,864	1,410	6,505	9,287
General and administrative expenses	24,504	19,572	15,666	10,801	10,027
Depreciation and amortization	28,470	28,875	26,137	28,031	21,414
Gain on sale of assets (b)	(10,237)	—	(2,282)	(16)	(181)
Operating income	107,261	59,736	18,176	14,743	35,365
Interest expense	(15,648)	(19,017)	(17,243)	(12,988)	(12,149)
Interest income	1,263	569	276	238	1,211
Debt refinancing costs	—	—	(6,524)	—	—
Other income (expense), net	(95)	484	1,517	(1,267)	2,493
Income tax (provision) benefit	(3,052)	(3,382)	6,476	(192)	(2,959)
Income before cumulative effect of change in accounting principle	$89,729	$38,390	$2,678	$534	$23,961
Cumulative effect on prior years of change in accounting principle - net of $773 related tax effect (a)	—	—	(7,309)	—	—
Net income (loss)	$89,729	$38,390	$(4,631)	$534	$23,961
Amounts per common share (basic):
Income before cumulative effect of change in accounting principle	$4.40	$1.92	$0.13	$0.03	$1.25
Cumulative effect on prior years of change in accounting principle	—	—	$(0.36)	—	—
Net income (loss)	$4.40	$1.92	$(0.23)	$0.03	$1.25
Weighted average common shares (basic)	20,377	20,031	19,938	19,919	19,132
Amounts per common share (diluted):
Income before cumulative effect of change in accounting principle	$4.28	$1.86	$0.13	$0.03	$1.22
Cumulative effect on prior years of change in accounting principle	—	—	$(0.36)	—	—
Net income (loss)	$4.28	$1.86	$(0.23)	$0.03	$1.22
Weighted average common shares (diluted) (c)	20,975	20,666	19,938	20,272	19,566
Statement of Cash Flows Data:
Cash provided by operating activities	$104,869	$64,913	$25,561	$20,150	$34,872
Cash used in investing activities	(28,300)	(43,343)	(40,404)	(91,575)	(88,299)
Cash provided by (used in) financing activities	(20,679)	(15,674)	23,005	68,646	39,720
Effect of exchange rate changes on cash	2,679	765	1,031	1,707	1,192
Other Data:
Adjusted EBITDA (d)	135,731	88,611	44,313	42,774	56,779
Cash dividends per share	—	—	—	—	—
Total vessels in fleet (e)	59	59	52	53	55
Average number of owned or chartered vessels (f)	48.5	47.2	45.6	46.8	43.5

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$82,759	$24,190	$17,529	$8,336	$9,619
Vessels and equipment including construction in progress, net	571,989	510,446	538,978	485,502	379,208
Total assets	750,829	613,915	632,718	575,501	486,547
Long-term debt (g)	159,490	247,685	258,022	236,589	165,233
Total stockholders’ equity	541,428	320,096	316,157	292,128	254,779
____________

(a) Effective January 1, 2004, we began expensing the costs associated with drydocks. Previously, these costs were capitalized and amortized over 30 months. As a result of this change, we recorded a non-cash cumulative effect charge of $7.3 million, net of tax ($0.36 per basic and diluted common share). See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Change in Accounting Principle” and Note 1 “Nature of Operations and Summary of Significant Accounting Policies -- Change in Accounting Principle” in our “Notes to Consolidated Financial Statements” included in Part II, Item 8.

(b) Gain on sale of assets for prior periods has been reclassified to operating income to conform with the current year presentation.

(c) Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

(d) EBITDA is defined as net income (loss) before cumulative effect of change in accounting principle, interest expense, interest income, income tax (benefit) provision, debt refinancing costs, and depreciation and amortization. Adjusted EBITDA is calculated by adjusting EBITDA for certain items that we believe are non-cash or unusual, consisting of: (i) loss from unconsolidated ventures; (ii) minority interests; and (iii) other (income) expense, net. EBITDA and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles, or GAAP, and should not be considered as an alternative to cash flow data, a measure of liquidity or an alternative to operating income or net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are used by security analysts, investors and other interested parties in the evaluation of companies in our industry. However, because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies or comparable for other purposes.

The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Net income (loss)	$89,729	$38,390	$(4,631)	$534	$23,961
Cumulative effect of change in accounting principle	—	—	7,309	—	—
Interest expense	15,648	19,017	17,243	12,988	12,149
Interest income	(1,263)	(569)	(276)	(238)	(1,211)
Debt refinancing costs	—	—	6,524	—	—
Income tax (benefit) provision	3,052	3,382	(6,476)	192	2,959
Depreciation and amortization	28,470	28,875	26,137	28,031	21,414
EBITDA	135,636	89,095	45,830	41,507	59,272
Adjustments:
Other *	95	(484)	(1,517)	1,267	(2,493)
Adjusted EBITDA	$135,731	$88,611	$44,313	$42,774	$56,779

* Includes foreign currency transaction adjustments.

(e) Includes managed vessels in addition to those that are owned and chartered at the end of the applicable period. See “Our Fleet” in Part I, Items 1 and 2 “Business and Properties” for further information concerning our fleet.

(f) Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat chartered vessels only, and is adjusted for additions and dispositions occurring during each period.

(g) Excludes current portion of long-term debt.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained herein. See also Part II, Item 6 “Selected Consolidated Financial Data.”

Our Business Strategy

Our goal is to enhance our position as a premier provider of offshore marine services in international markets by achieving higher vessel utilization rates, relatively stable growth rates and returns on investments that are superior to those of our competitors. Key elements in implementing our strategy include:

Developing and maintaining a large, modern, diversified and technologically advanced fleet: Our fleet size, location and profile allow us to provide a full range of services to our customers from platform supply work to specialized floating, production, storage and offloading, or FPSO support, including anchor handling and remotely operated vehicle, or ROV, operations. We regularly upgrade our fleet to improve capability, reliability and customer satisfaction. We also seek to take advantage of attractive opportunities to acquire or build new vessels to expand our fleet. We took delivery of 12 new build vessels between 2001 and 2005, and acquired a vessel in December 2004. Additionally, during 2005 we committed to build 11 new vessels, one of which was delivered during the fourth quarter of 2005 and two others during 2006. We believe our relatively young fleet, which requires less maintenance and refurbishment work during required drydockings than older fleets, allows for less downtime, resulting in more dependable operations for both our customers and us.

Enhancing fleet utilization through development of specialty applications for our vessels: We operate some of the most technologically advanced vessels available. Our highly efficient, multiple-use vessels provide our customers flexibility and are constructed with design elements such as dynamic positioning, firefighting, moon pools, ROV handling and oil spill response capabilities. In addition, we design and equip new build vessels specifically to meet customer needs.

Focusing on attractive international markets: We have elected to conduct our current operations mainly in the North Sea, offshore Southeast Asia and offshore Americas markets because we believe there are higher barriers to entry, lower volatility of day rates and greater potential for increasing day rates in those markets than in other markets. Furthermore, our operating experience in these markets has enabled us to anticipate and profitably respond to trends in these markets, such as the increasing demand for multi-function vessels, which we believe will be met by our recent additions to our North Sea fleet. In addition, we have capacity, under appropriate market conditions, to alter the geographic focus of our operations to a limited degree by shifting vessels between our existing markets and by entering new ones as they develop economically and become more profitable.

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

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 33 vessels operating from the area. We also have 12 vessels operating offshore Southeast Asia, four vessels offshore Brazil, two in the Mediterranean Sea, two vessels offshore India, three vessels offshore Africa and three vessels in the Gulf of Mexico. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 59 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At March 1, 2007, our fleet includes 47 owned vessels and 12 managed vessels.

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

Our operating costs are primarily a function of fleet configuration. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Generally, fluctuations in vessel utilization have little effect on direct operating costs in the short term. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

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

	2003	2002

Net income, as reported	$534	$23,961
Net income, pro forma	588	24,023
Earnings per share:
Basic - as reported	$0.03	$1.25
Basic - pro forma	0.03	1.26
Diluted - as reported	0.03	1.22
Diluted - pro forma	0.03	1.23

Allowance for Doubtful Accounts

Our customers are primarily major and independent oil and gas companies and oil service companies. Given our experience where our historical losses have been insignificant and our belief that our related credit risks are minimal, our major and independent oil and gas company and oil service company customers are granted credit on customary business terms. Our exposure to foreign government-owned and controlled oil and gas companies, as well as companies that provide logistics, construction or other services to such oil and natural gas companies, may result in longer payment terms; however, we monitor our aged accounts receivable on an ongoing basis and provide an allowance for doubtful accounts in accordance with our written corporate policy.

We developed a written corporate policy regarding the allowance for doubtful accounts receivable for significantly aged receivables that our Audit Committee has approved and that we implemented as of December 31, 2004. This formalized policy ensures there is a critical review of our aged accounts receivable to evaluate the collectibility of our receivables and to establish appropriate allowances for bad debt. This policy formalized a previous practice of reviewing each account receivable that is six months old or more to determine whether, under the facts and circumstances, an allowance for bad debt should be established. This policy states that a reserve for bad debt may be established if an account receivable is outstanding a year or more. The amount of such reserve to be established by management is based on the facts and circumstances relating to the particular customer.

Historically, we have collected appreciably all of our accounts receivable balances. In 2005, we wrote-off approximately $1.2 million deemed to be uncollectible, which primarily represented one customer that had been included in the 2004 allowance for doubtful accounts. At December 31, 2006 and 2005, respectively, we provided an allowance for doubtful accounts of $0.4 million and $0.1 million. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay. Since amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.

Deferred Drydocking, Mobilization and Financing Costs

Since inception, we have capitalized the costs associated with the periodic requirements of the various classification societies, which requires vessels to be placed in drydock twice in a five-year period. Generally, drydocking costs include refurbishment of structural components as well as major overhaul of operating equipment, subject to scrutiny by the relevant classification society. Historically, these costs have been amortized over a 30-month period. As discussed in the “Change in Accounting Principle” section above, we have changed our accounting for these costs. Effective January 1, 2004, we began expensing these costs as incurred. A charge of $7.3 million, net of tax ($0.36 per basic and diluted common share), reflecting the cumulative effect of this accounting change was recorded at January 1, 2004.

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

Long-Lived Assets and Goodwill

Our long-lived tangible assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the 2001 acquisition of Sea Truck Holding AS. The determination of impairment of all long-lived assets, including goodwill, is conducted when indicators of impairment are present and at least annually, for goodwill. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.

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

For the years 2006 and 2005, we performed our impairment test and determined there was no goodwill impairment. There are many assumptions and estimates underlying the determination of the implied fair value of the reporting unit, such as future expected utilization and the average day rates for the vessels, vessel additions and dispositions, operating expenses and tax rates. Although we believe our assumptions and estimates are reasonable, deviations from our estimates by actual performance could result in an adverse material impact on our results of operations. Examples of events or circumstances that could give rise to an impairment of an asset

(including goodwill) include: prolonged adverse industry or economic changes; significant business interruption; unanticipated competition that has the potential to dramatically reduce our earning potential; legal issues; or the loss of key personnel.

Income Taxes

A significant portion of our earnings originate in the North Sea, a region in which certain jurisdictions including the United Kingdom and Norway provide alternative taxing structures created specifically for qualified shipping companies, referred to as “tonnage tax” regimes. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Under the applicable tonnage tax regime, earnings from our qualified shipping activities in Norway are not currently taxed. The Norwegian tonnage tax regime includes, among other things, provisions that will, upon (i) the voluntary or involuntary exit from the tonnage tax regime, (ii) the payment of a dividend, and/or (iii) complete liquidation, trigger an ordinary 28% income tax on the qualified shipping company’s statutory accumulated untaxed net earnings, if any. If the Company were to exit from the tonnage tax regime ((i) or (iii) above), the computation of the amount subject to tax at 28% would be equal to (a) the market value of all the assets owned within the tonnage tax regime less (b) the amount of any undistributed previously taxed earnings at the beginning of the exit year and (c) paid-in-share capital, including any premiums. The resulting exit computation taxable gain or loss will, subject to certain conditions, be recognized over five years beginning with the exit year. In the case of an actual dividend ((ii) above), the amount subject to tax would be limited to the amount of the dividend grossed-up for such taxes. We have not recorded a tax provision for any of these three possible taxable events, and should any of these events occur in the future, we would have to record a 28% income tax expense in the period in which such event does occur. At December 31, 2006, the accumulated untaxed book earnings for our qualified Norwegian shipping activities was approximately $34.4 million, which, if paid as a dividend, would result in a tax liability of approximately $9.6 million. We believe that the likelihood is remote that we will trigger any of these events and have to pay income tax on some or all of the accumulated untaxed net earnings under Norway’s tonnage tax regime. The United Kingdom tonnage tax regime provisions do not include similar requirements for possible future taxation of shipping activities income. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.

Almost all of our tax provision is for taxes unrelated to our United Kingdom and Norway tonnage tax qualified shipping activities. Should our operations structure change or should the tonnage tax regime laws change, we could be required to provide for taxes at rates much higher than currently reflected in our consolidated financial statements. Additionally, if our pre-tax earnings in a higher tax jurisdiction increase, there could be a significant increase in our annual effective tax rate. That increase could cause volatility in the comparison of our effective tax rate from period to period.

In 2004, we reduced a deferred income tax liability from $4.9 million to $0.3 million related to certain of our amended 2001, 2002 and 2003 U.K. corporation tax returns, which had then recently been reviewed, or examined, by and agreed with the U.K. Inland Revenue, thereby, finalizing U.K. taxes for those tax returns.

The American Jobs Creation Act of 2004, or Jobs Act, increased the foreign tax credit carryforwards period to ten years. We have $3.0 million of such foreign tax credit carryforwards that begin to expire in 2009. A valuation allowance has been established against the full amount of these credits less the tax benefit of the deduction. We, also, have certain foreign net operating loss carryforwards that result in net deferred tax assets of approximately $2.5 million for which we have established a valuation allowance. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made.

The Jobs Act also includes specific tax reform related to foreign shipping income. This legislation favorably impacted us beginning January 1, 2005, with the majority of our foreign shipping income no longer subject to tax in the United States of America. In 2005, we reviewed our global operating structure and executed a world-wide restructuring to maximize potential growth and cash flow and create a more favorable tax efficient corporate structure for the expansion of our business.

Commitments and Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results will be impacted by the difference, if any, between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.

Multi-employer Pension Obligation

Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., the Merchant Navy Officers Pension Fund, or MNOPF. We have been informed of an estimated £234.0 million, or $402.6 million, total fund deficit calculated by the fund’s actuary based on the most recent actuary study. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers.

In 2005, we received invoices from the MNOPF for $1.8 million, which represents the amount calculated by the fund as our current share of the deficit. Under the terms of the invoice, we paid $0.3 million with the remaining due in annual installments over nine years. Accordingly, we recorded the full amount of $1.8 million as a direct operating expense and the $1.5 million remaining obligation is recorded as a liability. During 2006 we paid an additional $0.2 million against the liability. The amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations which are due to occur every three years. The 2006 valuation of the fund deficit was completed by the trustee and communicated to all the participants on February 20, 2007. Based on the current analysis, there is an additional liability of approximately $0.04 million to be paid over the next nine years. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

Consolidated Results of Operations

Comparison of the Fiscal Years Ended December 31, 2006 and December 31, 2005

Our revenues increased from $204.0 million in 2005 to $250.9 million in 2006, or 23%, mainly as a result of continued increased activity in both the North Sea and Southeast Asia regions, and additions to the fleet, with two new build vessels delivered during 2006 and the full year effect of three new build vessels delivered during 2005, offset in part by the sale of two vessels in the last half of the year. For the year ended December 31, 2006, net income was $89.7 million, or $4.28 per diluted share, compared to $38.4 million, or $1.86 per diluted share in 2005.

Continued strength in the North Sea market accounted for the majority of the year over year increase in both day rates and utilization. Similarly, our Southeast Asia region, with the addition of three technically advanced vessels in the last two years, showed a significant increase in day rates as well as utilization. Our Americas region experienced an increase in utilization; with the full year effect of two new builds added in 2005. This increase was offset partially by a decrease in day rates in the region resulting from the return of the North Stream back to the North Sea, as that vessel, temporarily working in the Americas, had been contracted at a higher average day rate than the smaller vessels which are more common in this region. We continue to experience strong demand for our vessels in all our regions, and could see this trend continuing into the 2007-2008 period.

Our North Sea and Southeast Asia regions experienced significant increases in revenue year over year, while our Americas region revenue remained stable. The overall improvement in revenue resulted mainly from a $37.2 million increase in day rates mainly attributable to improved market conditions and stronger exploration and development activities, an increase in capacity of $2.1 million mainly due to vessel additions, a $5.8 million increase in utilization, and $1.8 million attributable to the strengthening of the GBP and NOK against the US$.

	Year ended December 31,
	(Dollars in thousands)
	2006	2005	Increase (Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$19,164	$15,530	$3,634
Southeast Asia-Based Fleet	7,062	5,849	1,213
Americas-Based Fleet	11,014	11,518	(504)
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	94.9%	91.9%	3.0%
Southeast Asia-Based Fleet	92.3%	91.6%	0.7%
Americas-Based Fleet	96.0%	95.6%	0.4%
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	30.4	30.8	(0.4)
Southeast Asia-Based Fleet	11.7	10.2	1.5
Americas-Based Fleet	6.4	6.2	0.2
Total	48.5	47.2	1.3
____________
(a) Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b) Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)
Revenues for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US$/GBP, US$/NOK and US$/Euro) for the periods indicated below. The North Sea based fleet includes vessels working offshore India, offshore Africa, offshore Australia and the Mediterranean.

	Year Ended December 31,
	2006	2005
US$/GBP	0.543	0.549
US$/NOK	6.406	6.439
US$/Euro	0.796	0.806

(d) Adjusted for vessel additions and dispositions occurring during each period.

Direct operating expenses increased $9.1 million in 2006 when compared to 2005. This increase was due mainly to vessel additions throughout the year coupled with salary and travel costs related to more vessels operating in locations that are distant from our regional offices. Additional direct costs were related to stronger foreign currencies when compared to the reporting currency, amounting to $0.7 million. Drydock expense decreased by $0.1 million, and bareboat charter expense decreased $3.9 million as the bareboat charter agreement entered in 2005 ended. General and administrative expenses increased $4.9 million in 2006, largely related to higher salary, bonus and employee benefits. Depreciation expense decreased by $0.4 million from 2005 to 2006 due mainly to older vessels being fully depreciated during the year, partially offset by fleet additions. The gain on sale of assets relates largely to the sale of two older vessels, the Highland Patriot, sold during the third quarter for a gain of approximately $6.6 million, and the Sentinel, sold during the fourth quarter for a gain of approximately $3.6 million.

Interest expense decreased $3.4 million as we paid off our revolving credit facility, coupled with higher capitalized interest recorded in the year. The increase in interest income of $0.7 million relates to the interest earned on higher cash balances throughout the year resulting from higher sales and our stock offering in December 2006. Additionally, the other expense of $0.1 million was mainly related to foreign currency movements throughout the year.

Income tax expense remained fairly constant, at $3.1 million for 2006, compared to $3.4 million for 2005. The 2006 effective tax rate of 3.3% was mostly the result of activities that were not UK and Norway tonnage tax qualified shipping operations. For 2005, the effective tax rate was 8.1%. Our tax provision can fluctuate significantly based on the mix of vessels working in higher tax jurisdictions.

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

	Year ended December 31,
	(Dollars in thousands)
	2005	2004	Increase (Decrease)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$15,530	$11,862	$3,668
Southeast Asia-Based Fleet	5,849	5,137	712
Americas-Based Fleet	11,518	12,137	(619)
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	91.9%	80.9%	11.0%
Southeast Asia-Based Fleet	91.6%	82.2%	9.4%
Americas-Based Fleet	95.6%	91.6%	4.0%
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	30.8	29.4	1.4
Southeast Asia-Based Fleet	10.2	11.6	(1.4)
Americas-Based Fleet	6.2	4.6	1.6
Total	47.2	45.6	1.6
____________
(a) Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b) Average rates per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c) Revenues for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US$/GBP, US$/NOK and US$/Euro) for the periods indicated below. The North Sea based fleet includes vessels working offshore India, offshore West Africa, offshore Middle East and the Mediterranean.

	Year Ended December 31,
	2005	2004
US$/GBP	0.549	0.546
US$/NOK	6.439	6.729
US$/Euro	0.806	0.804

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

Interest expense increased $1.8 million due mainly to the higher weighted average interest rate on our revolving debt. During 2004, we also incurred an expense of $6.5 million related to the redemption of our $130 million 8.75% senior notes. Additionally, the income of $0.5 million in the other category compared to $1.5 million in 2004 was mainly due to the 2004 favorable foreign currency effects on inter-company accounts anticipated to be settled.

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

Management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally, and since the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Gain on the sale of assets for prior periods has been reclassified to operating income to conform with the current year presentation. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income is summarized in the following table, and detailed discussions follow.

Operating Income by Operating Segment

	Year ended December 31,
	2006	2005	2004
	(In thousands)
North Sea	$100,909	$55,897	$10,591
Southeast Asia	14,998	10,007	8,512
Americas	4,100	4,421	5,942
Total reportable segment operating income	120,007	70,325	25,045
Other	(12,746)	(10,589)	(6,869)
Total reportable segment and other operating income	$107,261	$59,736	$18,176

North Sea Region:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Revenues	$199,368	$160,276	$103,190
Direct operating expenses	80,519	75,226	64,499
Drydock expense	6,446	7,069	7,319
Depreciation and amortization expense	21,731	22,084	20,781
Gain on sale of assets	(10,237)	—	—
Operating income	$100,909	$55,897	$10,591

Comparison of Fiscal Year Ended December 31, 2006 and December 31, 2005

Revenues for 2006 increased $39.1 million compared to 2005, an increase of 24%. This increase was primarily driven by higher day rates, from $15,530 in 2005 to $19,164 in 2006, largely due to the continued improvement in exploration and development activities, a strong spot market, and increases in foreign currency exchange rates between the GBP and NOK against the U.S. Dollar. Capacity increased by $1.0 million due to the mobilization into the region of the North Stream, a vessel that had been working in Brazil, partially offset by the return of a bareboat chartered vessel to its owner and the sale of the Sentinel during the fourth quarter of 2006. Utilization increased by $5.2 million, from 92.5% in 2005 to 94.9% in 2006, also due to the general market strength in the region. Operating expenses increased by $5.3 million from 2005 to 2006, primarily due to the vessel addition described above, to higher salaries and travel costs related to vessels operating in distant areas and higher vessel utilization.

Comparison of Fiscal Year Ended December 31, 2005 and December 31, 2004

Revenues for 2005 increased $57.1 million, compared to 2004. The increase was primarily driven by increased capacity of $13.0 million due to a full year effect of a vessel acquired in December 2004, the addition of a bareboat chartered vessel early in 2005, and the addition of vessels mobilized into the region from other parts of the world during the year. Additionally, day rates increased by $32.0 million principally due to the continued improvement in exploration and development activities in the North Sea and increases in foreign currency exchange rates between the Norwegian Kroner against the U.S. Dollar, and an increase in utilization of $12.0 million due to the strength in the market. Operating expenses and depreciation expense increased by $10.5 million and $1.3 million, respectively from 2004 to 2005, primarily due to the vessel additions, and, in the case of the increase in operating expenses, also due to higher salaries and travel costs related to vessels operating offshore Africa and offshore Turkey, higher vessel utilization, as well as a $1.8 million pension expense related to the MNOPF as discussed in “Critical Accounting Policies and Estimates - Multi-employer Pension Obligation”.

Southeast Asia Region:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Revenues	$27,385	$19,570	$17,505
Direct operating expenses	8,058	5,982	7,558
Drydock expense	1,775	960	1,252
Depreciation and amortization expense	2,554	2,621	2,465
Gain on sale of assets	—	—	(2,282)
Operating income	$14,998	$10,007	$8,512

Comparison of Fiscal Year Ended December 31, 2006 and December 31, 2005

Revenues increased by $7.8 million or 40% year over year. This improvement can be attributed primarily to increased capacity of $5.2 million, as two vessels, the Sea Guardian and Sea Sovereign were delivered during 2006, and the full-year effect of the Sea Intrepid delivered in 2005, offset somewhat by the sale of the Highland Patriot in the third quarter of 2006. Day rates increased from $5,849 in 2005 to $7,062 in 2006, contributing to an increase of $1.9 million, largely due to higher demand for our technologically advanced vessels. Utilization increased by $0.7 million, from 91.6% in 2005 to 92.3% in 2006. Operating expenses increased by $2.1 million due mainly to the increase in the number of vessels in the region as described above. Depreciation expense decreased by $0.1 million, due to an increase in the number of fully depreciated vessels.

Comparison of Fiscal Year Ended December 31, 2005 and December 31, 2004

An increase in revenues of $2.1 million in 2005 compared to 2004 can be attributed primarily to increased day rates of $1.3 million due to improvement in market conditions in the area. Additionally, utilization increased by $1.2 million in 2005 due mainly to the operation of a vessel mobilized to the area from another region. Offsetting these increases was a decrease in capacity directly related to the 2004 sale of three older vessels and one less operating day in 2005 compared to 2004, partially offset by the addition of one new build vessel and mobilization into the area of the additional vessel from another region. Operating expenses decreased by $1.9 million due to the decrease in the number of vessels in the region resulting from the above mentioned vessel sale. Depreciation expense increased by $0.2 million due to the addition of one higher specification new build vessel, offset by the sale of three older vessels in

2004. The gain on sale of assets of $2.3 million in 2004 primarily reflects the sale of three of our oldest Southeast Asia based vessels, the Seawhip, the Seawitch and the Sea Conquest.

Americas Region:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Revenues	$24,168	$24,196	$18,617
Direct operating expenses	15,361	14,648	9,531
Drydock expense	828	1,166	394
Depreciation and amortization expense	3,879	3,961	2,750
Gain on sale of assets	—	—	—
Operating income	$4,100	$4,421	$5,942

Comparison of Fiscal Year Ended December 31, 2006 and December 31, 2005

Revenues of $24.2 million for 2006 remained constant from 2005. The increase in utilization was offset by a decrease in both capacity and day rates. The decrease in capacity was the result of the mobilization of the North Stream out of the region, partially offset by the full-year impact of the two Mexican vessels added in 2005. Operating expenses increased by $0.7 million resulting mainly from the increased size of the fleet in the area. Depreciation expense decreased by $0.1 million, as the North Stream was removed from the region.

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

Liquidity and Capital Resources

Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital and internally generated funds have historically provided funding for these activities, and we expect to fund the $140.8 million in new build commitments for 2007 and other capital expenditures from such sources. Internally generated funds are directly related to fleet activity and vessel day rates, which are ultimately determined by the supply and demand for crude oil and natural gas.

We anticipate that cash on hand and future cash flow from operations for the twelve months ending December 31, 2007, will be adequate to repay our debts due and payable during such period, to make normal recurring capital additions and improvements, and to meet working capital requirements. We believe that our current cash and cash flows from operations will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. During 2006 we refinanced our revolving debt as discussed below.

In December 2006, we raised approximately $76.8 million through an offering of 2,000,000 shares of common stock. These proceeds were used to repay the outstanding portion of the credit facility and for corporate working capital needs. We plan to also use remaining proceeds to partly fund, as needed, future progress payments for the delivery of vessels in our new build program.

Long-Term Debt

On June 8, 2006, we closed on a new $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions headed by Den Norske Bank, or DnB. The new multi-currency facility is structured as follows: $85 million allocated to GulfMark Offshore, Inc., our parent company, $60 million allocated to Gulf Offshore N.S. Limited, a U.K. wholly owned subsidiary, and $30 million allocated to GulfMark Rederi AS, a Norwegian wholly owned subsidiary. The new facility replaced all our existing debt, including the $100 million Multi-currency Bank Credit Facility, $50 million Senior Secured Revolving Credit Facility and notes secured by two vessel mortgages. Approximately $80.9 million was refinanced under the new facility. The new facility will mature in 2013 and the maximum availability begins to reduce in increments of $15.2 million every six months beginning after 66 months (in late 2011), with a final reduction of $129.5 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels and a negative pledge over other vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. During December 2006, we repaid all outstanding balances under the facility.

On July 2, 2004, we commenced a tender offer to purchase all of our outstanding $130 million aggregate principal amount of 8.75% senior notes due 2008 for cash in an amount up to 103.29% of the principal amount thereof, plus accrued and unpaid interest. In connection with the tender offer, we also solicited and received the consent of the holders of our 8.75% senior notes to amend the indenture governing the 8.75% senior notes to eliminate substantially all of the restrictive covenants contained in the indenture. We used the net proceeds of the debt offering discussed below to purchase the 8.75% senior notes, to repay a portion of indebtedness outstanding under our Multi-currency Bank Credit Facility, which has since been replaced as discussed above, and for general corporate purposes.

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

•  The 7.75% senior notes may be called beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount respectively plus accrued interest.

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

The indenture under which the 7.75% senior notes are issued imposed operating and financial restrictions on us. These restrictions affect, and in many cases limited or prohibited, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make cash dividends or other payments. We were in compliance with all indenture covenants at December 31, 2006.

Current Year Cash Flow

At December 31, 2006 we had cash on hand of $82.8 million. Cash provided by operating activities for the year ended December 31, 2006 was $104.9 million compared to $64.9 million in the previous year. The increase was primarily attributable to higher operating income reflecting strong North Sea and Southeast Asia markets and new vessel additions during 2006.

Cash used in investing activities for the years ended December 31, 2006 and 2005 was $28.3 million and $43.3 million, respectively. In 2006, we sold assets, including two of our oldest vessels, for approximately $19.2 million. The proceeds from these sales decreased the reported cash used in investing activities. Before this decrease, cash used in investing activities increased by $4.1 million from 2005 to 2006, mainly due to increased expenditures relating to purchases of vessels and equipment in 2006.

In 2006, we used $20.7 million in financing activities, compared to $15.7 million in 2005. During 2006, we received proceeds from issuance of stock of approximately $77.1 million, largely related to the December 2006 stock issuance, and we borrowed and repaid $80.8 million and $179.3 million, respectively, in debt. Additionally, during 2006 we received proceeds from the exercise of stock options in the amount of $0.7 million. The reason for the change is the increased amount of repayments of debt as a proportion of borrowings and proceeds from stock issuance in 2006 compared to 2005.

The tonnage tax regimes in both the U.K. and Norway reduce the cash required for taxes in each of these regions, which are in the North Sea Market. Our tax provision can therefore fluctuate greatly depending on the mix of income from low tax jurisdictions of the U.K. and Norway versus income outside of these areas.

Debt and Other Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions):

	2007	2008	2009	2010	2011	Thereafter
Repayment of Long-Term Debt, Excluding Debt Discount of $0.6 million	$0.8	$—	$—	$—	$—	$160.0
Purchase Obligations for New Build Program	140.8	29.9	—	—	—	—
Non-Cancelable Operating Leases	0.8	0.7	0.6	0.5	0.5	1.5
Other	0.2	0.2	0.2	1.2	—	—
Total	$142.6	$30.8	$0.8	$1.7	$0.5	$161.5

Other Commitments

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $0.7 million and $10.9 million at December 31, 2006 and 2005, respectively. All of these instruments have an expiration date within the next year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

In February 2007, upon review of an evaluation by management, our Board of Directors authorized management to negotiate commitments for further new build additions to the fleet. We expect to announce commitments, if any, when contracts are finalized.

Transactions with Related Parties

For information regarding transactions with related parties, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8.

Currency Fluctuations and Inflation

Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP, with a portion denominated in NOK or Euros. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 79% of our total consolidated revenue for the year ended December 31, 2006. In 2006, the exchange rates of GBP, NOK and Euros against the US$ ranged as follows:

	High	Low	Year Average	As of February 28, 2007
US$/GBP	0.583	0.504	0.543	0.509
US$/NOK	6.861	5.964	6.406	6.131
US$/Euro	0.849	0.749	0.796	0.756

Our outstanding debt of $160.3 million includes $159.5 million denominated in U.S. Dollars with the balance denominated in Norwegian Kroner. A substantial portion of our revenue is generated in GBP. We have evaluated these conditions and have determined that it is in our interest not to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

• the cost of using hedging instruments in relation to the risks of currency fluctuations;

• the propensity for adjustments in GBP-denominated vessel day rates over time to compensate for changes in the purchasing power of GBP as measured in U.S. Dollars;

• the level of U.S. Dollar-denominated borrowings available to us; and

• the conditions in our U.S. Dollar-generating regional markets.

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as the fair value hedge associated with the purchase of vessels in our joint venture. See Part I, Items 1 and 2 “Business and Properties - New Vessel Construction and Acquisition Program”. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying balance sheet at December 31, 2006, is a $93.5 million accumulated other comprehensive income primarily relating to the higher exchange rate at December 31, 2006 in comparison to the exchange rate when we invested capital in these markets. Accumulated other comprehensive income was $41.7 million at December 31, 2005. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year change reflects the weakening in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway. To date, general inflationary trends have not had a material effect on our operating revenues or expenses. One of the major consumables for the fleet is diesel fuel, the price of which has escalated significantly over the last year. However, fuel usually is provided by our customers, and as a result escalating fuel prices have not and in all probability will not adversely affect our operating cost structure.

New Accounting Pronouncements

Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies - New Accounting Pronouncements” in our “Notes to Consolidated Financial Statements” included in Part II, Item 8.

Forward-Looking Statements

This Form 10-K, particularly this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Items 1 and 2 “Business and Properties” contain certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support and transportation services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, operational risk, dependence on the oil and natural gas industry, delay or cost overruns on construction projects, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to leverage, risks of foreign operations, risk of war, sabotage or terrorism, assumptions concerning competition, and risks of currency fluctuations and other matters. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and in Part I, Item 1A “Risk Factors”, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control. There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within Part I, Item 1A “Risk Factors”, this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part I, Items 1 and 2 “Business and Properties” and elsewhere in this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

At December 31, 2006, we had financial instruments that are potentially sensitive to changes in interest rates including our 7.75% senior notes, which are due July 15, 2014. They have a stated interest rate of 7.75% and an effective interest rate of 7.8%. At

December 4, 2006, the fair value of these notes, based on quoted market prices, was approximately $163.6 million, as compared to a carrying amount of $159.5 million.

Exchange Rate Sensitivity

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. Dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. Other information required under this Item 7A has been provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Currency Fluctuations and Inflation” and Part I, Items 1 and 2 “Business and Properties - New Vessel Construction and Acquisition Program”. Other than trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency exchange rates.

ITEM 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GulfMark Offshore, Inc and its subsidiaries:

We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, included in Part II, Item 8, effective January 1, 2006, GulfMark Offshore, Inc. and its subsidiaries adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GulfMark Offshore, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

UHY LLP

Houston, Texas

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GulfMark Offshore, Inc and subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows of GulfMark Offshore, Inc. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the cash flows of GulfMark Offshore, Inc. and subsidiaries, for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for drydock expenditures.

/s/ Ernst & Young LLP

Houston, Texas

March 31, 2005

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$82,759	$24,190
Trade accounts receivable, net of allowance for doubtful accounts of $436 in 2006 and $57 in 2005	54,235	38,039
Other accounts receivable	3,376	3,661
Prepaid expenses and other current assets	2,742	3,221
Total current assets	143,112	69,111
Vessels and equipment at cost, net of accumulated depreciation of $192,065 in 2006 and $154,457 in 2005	524,676	485,417
Construction in progress	47,313	25,029
Goodwill	29,883	27,628
Fair value hedge	501	1,085
Deferred costs and other assets	5,344	5,645
Total assets	$750,829	$613,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$794	$2,113
Accounts payable	16,516	14,655
Income taxes payable	3,806	1,540
Accrued personnel costs	9,527	6,181
Accrued interest expense	5,711	6,539
Other accrued liabilities	1,810	1,864
Total current liabilities	38,164	32,892
Long-term debt	159,490	247,685
Deferred tax liabilities	7,277	9,382
Fair value hedge	501	1,085
Other liabilities	3,969	2,775
Stockholders’ equity:
Preferred stock, no par value; 2,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 22,680 and 20,373 shares issued and outstanding, respectively	225	202
Additional paid-in capital	204,986	125,177
Retained earnings	242,733	153,004
Accumulated other comprehensive income	93,484	41,713
Treasury stock, at cost	(3,012)	(2,017)
Deferred compensation expense	3,012	2,017
Total stockholders’ equity	541,428	320,096
Total liabilities and stockholders’ equity	$750,829	$613,915

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenues	$250,921	$204,042	$139,312
Costs and expenses:
Direct operating expenses	91,874	82,803	71,239
Drydock expense	9,049	9,192	8,966
Bareboat charter expenses	—	3,864	1,410
General and administrative expenses	24,504	19,572	15,666
Depreciation	28,470	28,875	26,137
Gain on sale of assets	(10,237)	—	(2,282)
Total costs and expenses	143,660	144,306	121,136
Operating income	107,261	59,736	18,176
Other income (expense):
Interest expense	(15,648)	(19,017)	(17,243)
Interest income	1,263	569	276
Debt refinancing cost	—	—	(6,524)
Foreign currency gain (loss) and other	(95)	484	1,517
Total other expense	(14,480)	(17,964)	(21,974)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	92,781	41,772	(3,798)
Income tax (provision) benefit	(3,052)	(3,382)	6,476
Income before cumulative effect of change in accounting principle	89,729	38,390	2,678
Cumulative effect on prior years of change in accounting principle — net of $773 related tax effect	—	—	(7,309)
Net income (loss)	$89,729	$38,390	$(4,631)
Earnings (loss) per share:
Basic — before cumulative effect of change in accounting principle	$4.40	$1.92	$0.13
Cumulative effect on prior years of change in accounting principle	—	—	(0.36)
Net income (loss)	$4.40	$1.92	$(0.23)
Diluted — before cumulative effect of change in accounting principle	$4.28	$1.86	$0.13
Cumulative effect on prior years of change in accounting principle	—	—	(0.36)
Net income (loss)	$4.28	$1.86	$(0.23)
Weighted average shares outstanding:
Basic	20,377	20,031	19,938
Diluted	20,975	20,666	19,938

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock at 0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders’ Equity
					Shares	Share Value
	(In thousands)
Balance at December 31, 2003	$200	$120,933	$119,245	$51,750	(61)	$(898)	$898	$292,128
Net loss	—	—	(4,631)	—	—	—	—	(4,631)
Issuance of common stock	—	262	—	—	—	—	—	262
Exercise of stock options	1	521	—	—	—	—	—	522
Tax benefit of options exercised	—	389	—	—	—	—	—	389
Deferred compensation plan	—	—	—	—	(30)	(446)	446	—
Translation adjustment	—	—	—	27,487	—	—	—	27,487
Balance at December 31, 2004	$201	$122,105	$114,614	$79,237	(91)	$(1,344)	$1,344	$316,157
Net income	—	—	38,390	—	—	—	—	38,390
Issuance of common stock	—	282	—	—	—	—	—	282
Exercise of stock options	1	2,118	—	—	—	—	—	2,119
Tax benefit of options exercised	—	672	—	—	—	—	—	672
Deferred compensation plan	—	—	—	—	(25)	(673)	673	—
Translation adjustment	—	—	—	(37,524)	—	—	—	(37,524)
Balance at December 31, 2005	$202	$125,177	$153,004	$41,713	(116)	$(2,017)	$2,017	$320,096
Net income	—	—	89,729	—	—	—	—	89,729
Issuance of common stock	21	79,148	—	—	—	—	—	79,169
Exercise of stock options	2	661	—	—	—	—	—	663
Deferred compensation plan	—	—	—	—	(34)	(995)	995	—
Translation adjustment	—	—	—	51,771	—	—	—	51,771
Balance at December 31, 2006	$225	$204,986	$242,733	$93,484	(150)	$(3,012)	$3,012	$541,428

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net income (loss)	$89,729	$38,390	$(4,631)
Comprehensive income:
Foreign currency gain (loss)	51,771	(37,524)	27,487
Total comprehensive income	$141,500	$866	$22,856

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$89,729	$38,390	$(4,631)
Adjustments to reconcile net income (loss) from operations to net cash provided by operations —
Depreciation	28,470	28,875	26,137
Redemption premium on early extinguishment of debt	—	—	4,442
Amortization of deferred financing costs	903	1,083	471
Write-off of deferred financing costs on extinguished debt	—	—	2,082
Amortization of stock-based compensation	1,969	729	325
Provision for doubtful accounts receivable, net of write offs	410	67	903
Deferred income tax provision (benefit)	(2,397)	1,040	(7,889)
Gain on sale of assets	(10,237)	—	(2,282)
Disposition of assets	—	9	—
Foreign currency transaction (gain) loss	1,277	1,266	(938)
Cumulative effect of change in accounting principle, net of tax	—	—	7,309
Change in operating assets and liabilities —
Accounts receivable	(11,068)	(7,976)	2,060
Prepaids and other	1,159	(499)	1,464
Accounts payable	(85)	1,920	468
Other accrued liabilities and other	4,739	9	(4,360)
Net cash provided by operating activities	104,869	64,913	25,561
Cash flows from investing activities:
Purchases of vessels and equipment	(47,466)	(43,343)	(46,264)
Proceeds from disposition of equipment	19,166	—	5,860
Net cash used in investing activities	(28,300)	(43,343)	(40,404)
Cash flows from financing activities:
Proceeds from debt, net of direct financing costs	80,794	12,280	185,423
Repayments of debt	(179,265)	(29,749)	(158,434)
Redemption premium on early extinguishment of debt	—	—	(4,442)
Proceeds from exercise of stock options	663	1,513	196
Proceeds from issuance of stock	77,129	282	262
Net cash provided by (used in) financing activities	(20,679)	(15,674)	23,005
Effect of exchange rate changes on cash	2,679	765	1,031
Net increase in cash and cash equivalents	58,569	6,661	9,193
Cash and cash equivalents at beginning of year	24,190	17,529	8,336
Cash and cash equivalents at end of year	$82,759	$24,190	$17,529
Supplemental cash flow information:
Interest paid, net of interest capitalized	$15,120	$16,412	$7,087
Income taxes paid, net	$1,853	$2,824	$277

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GulfMark Offshore, Inc. and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) own and operate offshore support vessels, principally in the North Sea, offshore Southeast Asia, and the Americas. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include significant estimates for allowance for doubtful accounts receivable, depreciable lives of vessels and equipment, valuation of goodwill, income taxes and commitments and contingencies. While we believe current estimates are reasonable and appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows.

Vessels and Equipment

Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over their estimated useful life of 25 years for such vessels and equipment. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2006, 2005, and 2004, interest of $2.4 million, $0.8 million, and $1.6 million was capitalized, respectively. Office equipment, furniture and fixtures, and vehicles are depreciated over two to five years.

Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and depreciated over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2006, 2005 and 2004, are $11.8 million, $9.6 million, and $7.9 million, respectively, of costs for maintenance and repairs.

Goodwill

Goodwill primarily relates to the 1998 acquisition of Brovig Supply AS and the 2001 acquisition of Sea Truck Holding AS. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In connection with its adoption, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but rather is tested for impairment using a fair value approach, at least annually. Management performed the required impairment testing and determined that there have been no impairments of goodwill as of the years presented.

Fair Value of Financial Instruments

As of December 31, 2006, our financial instruments consist primarily of long-term debt and a fair value hedge associated with a fixed price new build contract denominated in Norwegian Kroner. On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk to the U.S. Dollar. This forward contract is designated as a fair value hedge and is effective, as the terms of the forward contract are the same as the purchase commitment under the new build contract. Any gains or losses resulting from changes in fair value were recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact on the statement of operation. As of December 31, 2006, an unrealized gain of $0.5 million, is reflected in the consolidated balance sheet as “Fair value hedge” on both the assets and liabilities sections.

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

In connection with new long-term contracts, costs incurred that directly relate to mobilization of a vessel from one region to another are deferred and recognized over the primary contract term. Should either party terminate the contract prior to the end of the original contract term, the deferred amount would be immediately expensed. In contrast, costs of relocating vessels from one region to another without a contract are expensed as incurred.

Effective January 1, 2004, we changed our method of accounting for drydocking costs. See “Change in Accounting Principle” below.

Revenue Recognition

Revenues from charters for offshore marine services are recognized as performed based on contractual charter rates and when collectibility is reasonably assured. Currently, charter terms range from several days to as long as 10 years in duration. Management services revenues are recognized in the period in which the services are performed.

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

Foreign Currency Translation

The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operations, in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2006, 2005 and 2004, we reported net foreign currency gains (losses) in the amount of ($1.7) million, $0.1 million and $0.6 million, respectively.

Concentration of Credit Risk

We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant. In 2005, however, we wrote-off approximately $1.2 million deemed to be uncollectible, which primarily represented one customer that had been included in the 2004 allowance for doubtful accounts.

Under multiple contracts in the ordinary course of business, Royal Dutch Shell accounted for 10.4% of total consolidated revenues in 2006, BP accounted for 11.0% in 2005, and Petróleo Brasiliero S.A., accounted for 10.3% in 2004. No other single customer accounted for 10% or more of total consolidated revenues for 2006, 2005 and 2004.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defined a fair value-based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allowed an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). We elected to follow APB No. 25 and its related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options and did not consider factors such as vesting periods or other selling limitations.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”, which replaced SFAS No. 123 and superceded APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 31, 2005. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested awards beginning in the first period restated.

We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application method where compensation cost will be recognized related to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for portions of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006 shall be recognized as if the requisite service is rendered on or after the required effective date. At January 1, 2006, all of our stock option awards are fully vested. Under the modified prospective method, vested equity awards outstanding at the effective date create no additional compensation expense. Only new awards granted after January 1, 2006 would continue to be measured and charged to expense over remaining requisite service. Our employee stock purchase plan would be considered compensatory under SFAS No. 123R whereby it allows all of our U.S. employees and participating subsidiaries to acquire shares of common stock at 85% of the fair market value of the common stock under a qualified plan as defined by Section 423 of the Internal Revenue Service. The plan has a look-back option that establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise date. The total value of the look-back option imbedded in the plan is calculated using the component approach where each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of a share of non-vested stock, and a put option on 15% of a share of non-vested stock.

Pro forma information regarding net income and earnings per share, or EPS, is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair-value method described above. The last granted stock options were in October 2003. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

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

	2005	2004
	(in thousands, except for per share amounts)
Net income (loss), as reported	$38,390	$(4,631)
Employee stock-based compensation included in net income (loss), net of income taxes	481	214
Pro forma stock-based employee compensation expenses determined under fair value- based method, net of related tax effects	(553)	(500)
Pro forma net income (loss)	$38,318	$(4,917)
Earnings (loss) per share:
Basic, as reported	$1.92	$(0.23)
Basic pro forma	$1.91	$(0.25)
Earnings (loss) per share:
Diluted, as reported	$1.86	$(0.23)
Diluted pro forma	$1.85	$(0.25)

Earnings Per Share

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. For the year ended December 31, 2004, options to purchase 563,000 shares at prices ranging from $16.27 to $21.25 were excluded from the calculation, as the results would be anti-dilutive. The detail of the earnings (loss) per share calculations for continuing operations for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Year ended December 31, 2006
	Net Income	Weighted Average Shares	Per Share Amount
Income per share, basic	$89,729	20,377	$4.40
Dilutive effect of common stock options	—	598
Income per share, diluted	$89,729	20,975	$4.28

	Year ended December 31, 2005
	Net Income	Weighted Average Shares	Per Share Amount
Income per share, basic	$38,390	20,031	$1.92
Dilutive effect of common stock options	—	635
Income per share, diluted	$38,390	20,666	$1.86

	Year ended December 31, 2004
	Net Loss	Weighted Average Shares	Per Share Amount
Loss per share, basic	$(4,631)	19,938	$(0.23)
Dilutive effect of common stock options	—	—
Loss per share, diluted	$(4,631)	19,938	$(0.23)

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than such cash flow estimate, it is written down to its fair value on a discounted cash flow basis. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. We did not record any impairment write-downs of our long-lived assets during 2006, 2005 or 2004.

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

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154) which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS No. 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 will be to increase liabilities and reduce retained earnings and is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing SFAS No. 157 to determine if its adoption will have a material effect on our results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We have evaluated SAB No. 108 and have determined that it will not have an impact on our results of operations or financial position.

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Our adoption of SFAS No. 158 as of December 31, 2006 did not have a material impact on our consolidated financial statements. See Note 8 to Consolidated Financial Statements.

 In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

(2) VESSEL ACQUISITIONS AND DISPOSITIONS

From our inception, we have actively expanded our fleet through the purchase of existing vessels as well as through new construction. During 2004, we took delivery of one new construction vessel, Austral Abrolhos, and purchased the Highland Citadel from a private owner. In 2005, we took delivery of three new build vessels, the Coloso, Titan, and Sea Intrepid. Additionally, during 2006, we took delivery of two new construction vessels, the Sea Guardian and the Sea Sovereign.

In 2006, we made progress payments related to our ongoing new build vessel program. Additionally, during 2006 we exercised a first right of refusal granted under the Sea Sovereign purchase contract for an additional vessel currently under construction. The delivery of this vessel is scheduled to occur during the fourth quarter of 2007. In total, we spent approximately $24.3 million related to new vessel construction in 2006.

The following table illustrates the delivery timeline of the new build vessels:

Vessel	Scheduled Delivery Date	Type
North Sea Based:
Highland Prestige	Q1 2007	PSV
Highland Promise	Q4 2007	PSV
Southeast Asia Based:
Sea Supporter	Q4 2007	AHTS
Hull 310	Q4 2007	AHTS
Hull 311	Q1 2008	AHTS
Hull 312	Q1 2008	AHTS
Hull 313	Q2 2008	AHTS
Hull 314	Q3 2008	AHTS
Hull 315	Q4 2008	AHTS

Since inception, our strategy has been to sell older vessels in our fleet when the appropriate opportunity arises. Consistent with this strategy, in September 2006 we completed the sale of one of our older Southeast Asia based platform supply vessels, the Highland Patriot, and in October 2006 we sold the North Sea based Sentinel. Additionally, during January 2007, subsequent to the end of the period covered by this report, we sold the North Sea based North Prince. All three of these vessels were sold for gains. We feel the sale of these older vessels coincides well with the scheduled deliveries of our new builds and fits our long-term strategy of selling older vessels when attractive opportunities arise.

In February 2007, upon review of an evaluation by management, our Board of Directors authorized management to negotiate commitments for further new build additions to the fleet. We expect to announce commitments, if any, when contracts are finalized.

(3) GOODWILL

The following is a rollforward of our goodwill (in thousands):

	2006	2005	2004
Balance, January 1,	$27,628	$30,218	$28,775
Adjustment related to income taxes from a prior-period purchase business combination	—	—	(1,268)
Adjustment related to prior-period acquisition costs	—	430	—
Impact of foreign currency translation and adjustments	2,255	(3,020)	2,711
Balance, December 31,	$29,883	$27,628	$30,218

(4) LONG-TERM DEBT

Our long-term debt at December 31, 2006 and 2005, consisted of the following:

	2006	2005
	(In thousands)
7.75% Senior Notes due 2014, interest payable semi-annually	$160,000	$160,000
Secured Reducing Revolving Loan Facility, secured by first priority mortgages on certain vessels and a negative pledge over other vessels with an aggregate carrying amount at December 31, 2006 of $175 million; maturing in 2013, interest rate of LIBOR plus 0.7% to 0.9%, payable periodically.	—	—
Revolving Multi-currency Bank Credit Facility; secured by mortgages on eight vessels; maturing in 2008, interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 5.8% at December 31, 2005)	—	59,701
Senior Secured Revolving Credit Facility; secured by mortgages on eight vessels; maturing in 2007; interest rate of LIBOR plus 1.2% to 1.5%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 5.5% at December 31, 2005)	—	19,742
Bank debt payable in GBP secured by mortgages on two vessels; maturing at various dates through 2008; interest rate of LIBOR plus 1.0% to 1.125%, payable periodically based on the tenor of the underlying LIBOR tranche (weighted average interest rate 5.7% at December 31, 2005)	—	10,665
Debt owed on partnership interest related to the new build vessels	794	267
	160,794	250,375
Less: Current maturities of long-term debt	(794)	(2,113)
Debt discount, net	(510)	(577)
	$159,490	$247,685
The following is a summary of scheduled debt maturities by year (in thousands):

2007	$794
2008	—
2009	—
2010	—
2011	—
Thereafter	160,000
Total	$160,794

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

•  The 7.75% senior notes may be callable beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292%, and 100% of the principal amount, respectively, plus accrued interest.

At December 31, 2006, we had financial instruments that are potentially sensitive to changes in interest rates including the 7.75% senior notes, which are due July 15, 2014. They have a stated interest rate of 7.75% and an effective interest rate of 7.8%. At December 31, 2006, the fair value of these notes, based on quoted market prices, was approximately $169.6 million, as compared to a carrying amount of $159.4 million.

In the third quarter of 2004, we recorded a charge of $6.5 million which was comprised of $4.4 million from the payment of tender offer premiums and $2.1 million from the write-off of unamortized debt issuance costs and unamortized debt discount related to the 8.75% senior notes.

Bank Credit Facilities

On June 8, 2006, we closed on a new $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions headed by Den Norske Bank, or DnB. The new multi-currency facility is structured as follows: $85 million allocated to GulfMark Offshore, Inc., our parent company, $60 million allocated to Gulf Offshore N.S. Limited, a U.K. wholly owned subsidiary, and $30 million allocated to GulfMark Rederi AS, a Norwegian wholly owned subsidiary. The new facility replaced all our existing debt, including the $100 million Multi-currency Bank Credit Facility, $50 million Senior Secured Revolving Credit Facility and notes secured by two vessel mortgages. Approximately $80.9 million was refinanced under the new facility. The new facility will mature in 2013 and the maximum availability begins to reduce in increments of $15.2 million every six months beginning after 66 months (in late 2011), with a final reduction of $129.5 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels and a negative pledge over other vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. During December 2006, we repaid all outstanding balances under the facility.

Other Debt

We also have debt related to a joint venture interest we entered into in conjunction with our new build vessel program. The joint venture was created for the construction of two North Sea vessels. During 2005, we purchased 100% of the first vessel out of the joint venture, and expect to do the same with the second vessel.

(5) INCOME TAXES

A significant portion of our earnings originate in the North Sea, a region in which certain jurisdictions, including the United Kingdom and Norway, provide alternative taxing structures created specifically for qualified shipping companies, referred to as “tonnage tax” regimes. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Under the applicable tonnage tax regime, earnings from our qualified shipping activities in Norway are not currently taxed. The Norwegian tonnage tax regime includes, among other things, provisions that will, upon (i) the voluntary or involuntary exit from the tonnage tax regime, (ii) the payment of a dividend, and/or (iii) complete liquidation, trigger an ordinary 28% income tax on the qualified shipping company’s statutory accumulated untaxed net earnings, if any. If the Company were to exit from the tonnage tax regime ((i) or (iii) above), the computation of the amount subject to tax at 28% would be equal to (a) the market value of all of the assets owned within the tonnage tax regime less (b) the amount of any undistributed previously taxed earnings at the beginning of the exit year and (c) paid-in-share capital, including any premiums. The resulting exit computation taxable gain or loss will, subject to certain conditions, be recognized over five years beginning with the exit year. In the case of an actual dividend ((ii) above) the amount subject to tax would be limited to the amount of the dividend grossed-up for such taxes. We have not recorded a tax provision for any of these three possible taxable events, and should any of these events occur in the future, we would have to record a 28% income tax expense in the period in which such event does occur. At December 31, 2006, the accumulated untaxed book earnings for our qualified Norwegian shipping activities was approximately $34.4 million, which, if paid as a dividend, would result in a tax liability of approximately $9.6 million. We believe that the likelihood is remote that we will trigger any of these events and have to pay ordinary income tax on some or all of the accumulated untaxed net earnings under Norway’s tonnage tax regime. The United Kingdom tonnage tax regime provisions do not include similar requirements for possible future taxation of shipping activities income. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.

Substantially all of our tax provision is for taxes unrelated to the United Kingdom and Norway tonnage tax qualified shipping activities. Should our operational structure change or should the laws that created the tonnage tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our financial statements. Additionally, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. That increase could cause volatility in the comparisons of our effective tax rate from period to period.

In 2004, we reduced a deferred income tax liability from $4.9 million to $0.3 million related to certain of our amended 2001, 2002 and 2003 U.K. corporation tax returns, which had then recently been reviewed, or examined, by and agreed with the U.K. Inland Revenue, thereby, finalizing U.K. taxes for those tax returns.

Income (loss) before income taxes and cumulative effect of change in accounting principle attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S.	$(10,583)	$(10,204)	$(17,217)
Foreign	103,364	51,976	13,419
	$92,781	$41,772	$(3,798)

The components of our tax provision (benefit) attributable to income (loss) before income taxes and cumulative effect of change in accounting principle are as follows for the year ended December 31, (in thousands):

	2006			2005			2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S.	$—	$(6,309)	$(6,309)	$44	$(550)	$(506)	$—	$(2,249)	$(2,249)
Foreign	5,449	3,912	9,361	2,298	1,590	3,888	1,413	(5,640)	(4,227)
	$5,449	$(2,397)	$3,052	$2,342	$1,040	$3,382	$1,413	$(7,889)	$(6,476)

The mix of our operations within various taxing jurisdictions affects our overall tax provision. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before income taxes and cumulative effect of change in accounting principle in the accompanying consolidated statements of operations is as follows:

	2006	2005	2004
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Effect of foreign operations	(30.0)	(27.0)	(3.1)
Release of deferred tax liabilities	—	—	138.0
Valuation allowance	0.7	2.0	1.6
Other	(1.4)	(0.9)	—
	3.3%	8.1%	170.5%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets
Accruals currently not deductible for tax purposes	$2,615	$1,085
Net operating loss carryforwards	16,052	13,236
Foreign and other tax credit carryforwards	3,676	3,107
	$22,343	$17,428
Less valuation allowance	(4,901)	(3,517)
Net deferred tax assets	$17,442	$13,911

Deferred tax liabilities
Depreciation	$(14,274)	$(13,803)
Foreign income not currently recognizable	(6,367)	(7,199)
Other	(4,078)	(2,291)
Total deferred tax liabilities	$(24,719)	$(23,293)
Net deferred tax liability	$(7,277)	$(9,382)

As of December 31, 2006 and 2005, the total net deferred tax liability of $7.3 million and $9.4 million, respectively, is included in non-current liabilities in the consolidated balance sheet. The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $1.4 million and $0.9, respectively. As of December 31, 2006, we had net operating loss carryforwards, or NOLs, for income tax purposes totaling $26.2 million in the U.S., $2.7 million in Brazil, $7.2 million in Norway, and $15.0 million in Mexico that are, subject to certain limitations, available to offset future taxable income. These NOLs will begin to expire in the U.S. beginning in 2019 through 2027 and in Mexico beginning in 2016 and we expect to fully utilize these tax losses. However, it is more likely than not that the Norway NOLs will not be utilized and a full valuation allowance has been established for such NOLs. Except for the amounts related to Brazilian temporary differences, it is also more likely than not that the Brazilian NOLs will not be utilized and a $0.5 million valuation allowance has been established for such NOLs. Additionally, we have foreign tax credit carryforwards of $3.6 million that will begin to expire in 2009. A valuation allowance has been established against the full amount of these credits less the tax benefit of the deduction.

We intend to permanently reinvest a portion of the unremitted earnings of our non-U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $247.4 million at December 31, 2006. Management evaluated the impact of the repatriation provisions of the Jobs Act, previously discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Income Taxes”, on our strategy for permanent reinvestment and concluded that any such repatriation would not have been tax efficient nor compatible with the Company’s business practices and plans.

The Jobs Act also provided for reform related to foreign shipping income. This legislation favorably impacted us beginning January 1, 2005, with the majority of our foreign shipping income no longer subject to tax in the United States. In 2006, we reviewed our global operating structure and executed a worldwide restructuring to maximize potential growth and cash flow, as well as create a more favorable tax efficient corporate structure for the expansion of our business.

(6) COMMITMENTS AND CONTINGENCIES

At December 31, 2006, we had long-term operating leases for office space, automobiles, temporary residences, and office equipment. Aggregate operating lease expense for the years ended December 31, 2006, 2005 and 2004 was $673, $579, and $570 thousand, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

2007	$783
2008	681
2009	597
2010	544
2011	536
Thereafter	1,456
Total	$4,597

The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates May 2, 2016, at a purchase price in the first year of $26.8 million declining to an adjusted purchase price of $12.9 million in the thirteenth year.

The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2004. The option is subject to a notification period and agreement between the parties as to the purchase price based on certain factors. The charterer has notified us of their intent to exercise the purchase option. Until the charterer exercises the option and the parties agree on both timing and the purchase price calculation, the timing of the closing of the sale, if any, cannot be determined.

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $0.7 million and $10.9 million at December 31, 2006 and 2005, respectively. All of these instruments have an expiration date within the next year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur from these instruments.

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results will be impacted by the difference, if any, between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.

(7) EQUITY INCENTIVE PLANS

Stock Options and Stock Option Plans

The terms of our 2005 Non-Employee Director Plan, or Director Plan, provides that each non-employee director will receive a grant of stock awards annually. The non-employee director may also be granted an annual stock option to purchase up to 6,000 shares of common stock. The exercise price of options granted under the Director Plan is fixed at the fair market value of the common stock on the date of grant. The maximum number of shares authorized under the Director Plan is 150,000.

Under the terms of our Amended and Restated 1993 Non-Employee Director Stock Option Plan, or 1993 Director Plan, options to purchase 20,000 shares of our common stock were granted to each of our five non-employee directors in 1993, 1996, 1999 and 2002, and to a newly appointed director in 2001 and 2003. The exercise price of options granted under the 1993 Director Plan is fixed at the market price at the date of grant. A total of 800,000 shares were reserved for issuance under the 1993 Director Plan. The options have a term of ten years. On April 21, 2006, the 1993 Director Plan was terminated and, therefore, no additional shares were reserved for granting of options under this plan, though options remain outstanding under this plan.

Under the terms of our 1987 Employee Stock Option Plan, or 1987 Employee Plan, options were granted to employees to purchase our common stock at specified prices. On May 20, 1997, the 1987 Employee Plan expired and, therefore, no additional shares were reserved for granting of options under this plan, though options remain outstanding under this plan.

In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan that replaced the 1987 Employee Plan. A total of 814,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three-year period and to the extent not exercised, expire on the tenth anniversary of the date of grant. The following table summarizes the activity of our stock incentive plans during the indicated periods.

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,083,470	$11.98	1,233,626	$11.69	1,271,126	$11.56
Granted	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Exercised	(179,320)	3.70	(150,156)	9.57	(37,500)	7.24
Outstanding at end of year	904,150	$13.63	1,083,470	$11.98	1,233,626	$11.69
Exercisable shares and weighted average exercise price	904,150	$13.63	1,083,470	$11.98	1,167,626	$11.37
Shares available for future grants at December 31, 2006:
1993 Non-Employee Director Stock Option Plan	360,000		360,000		360,000
1997 Incentive Equity Plan	190,100		287,550		350,550
2005 Non-Employee Director Share Incentive Plan	120,100		136,800		—

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price
$6.58 to $10.06	338,000	$7.20	2.0 Years	338,000	$7.20
$13.10 to $17.44	457,150	$16.60	4.2 years	457,150	$16.60
$19.37 to $21.25	109,000	$21.10	5.3 years	109,000	$21.10
	904,150	$13.63	3.5 years	1,083,470	$13.63

Historically, we have used stock options as a long-term incentive for our employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of APB No. 25, no compensation expense has been recognized in the accompanying financial statements for these options. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies -- Stock-Based Compensation” of the “Notes to the Consolidated Financial Statements”.

ESPP

In May 2002, the shareholders approved our employee stock purchase plan, or ESPP. The ESPP is available to all our U.S. employees and our participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Our U.K. employees are eligible to purchase our stock through a separate plan modified to meet the requirements of the U.K. tax authorities. The benefits available to those employees are substantially similar to those in the U.S. Prior to 2006, these plans were considered non-compensatory and as such, our financial statements did not reflect any related expense through December 31, 2005. However, effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, and expense these costs as compensation. We have authorized the issuance of up to 400,000 shares of common stock through these plans. At December 31, 2006, there were 319,300 shares remaining in reserve for future issuance. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies - Stock-Based Compensation” of the “Notes to the Consolidated Financial Statements”.

Executive Deferred Compensation Plan

We maintain an executive deferred compensation plan, or EDC Plan. Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. At December 31, 2006, a total of $1.2 million had been deferred into the Prime plus 2% portion of the plan.

We have established a “Rabbi” trust to hold the stock portion of benefits under the EDC Plan. The funds provided to the trust are invested by a trustee independent of us in our common stock, which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors in the event of bankruptcy or insolvency. Accordingly, the common stock held by the trust and our liabilities under the EDC Plan are included in the accompanying consolidated balance sheets as treasury stock and deferred compensation expense.

(8) EMPLOYEE BENEFIT PLANS

401(k)

We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $24,000, $27,000 and $7,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Multi-employer Pension Obligation

Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., the Merchant Navy Officers Pension Fund, or MNOPF. We have been informed of an estimated £234.0 million, or $402.6 million, total fund deficit calculated by the fund’s actuary based on the most recent actuary study. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers.

In 2005 we received invoices from the MNOPF for $1.8 million, which represents the amount calculated by the fund as our current share of the deficit. Under the terms of the invoice, we paid $0.3 million during 2005 with the remaining due in annual installments over nine years. Accordingly, we recorded the full amount of $1.8 million as a direct operating expense in 2005 and the $1.5 million remaining obligation is recorded as a liability. During 2006 we paid $0.2 million against the liability. The amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations which are due to occur every three years. The 2006 valuation of the fund deficit was completed by the trustee and communicated to all the participants on February 20, 2007. Based on the current analysis, there is an additional liability of approximately $0.04 million to be paid over the next nine years. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

Norwegian Pension Plan

The Norwegian pension plan includes approximately 11 office employees and 150 seamen and is a defined benefit, multiple-employer plan, insured with Nordea Liv. Benefits are based primarily on participants’ years of credited service, wage level at age of retirement and the contribution from the Norwegian National Insurance. A December measurement date is used for the actuarial computation of the pension plan. The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Norwegian pension plan (in thousands):

	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of the period	$3,479	$3,636
Benefit periodic cost	386	279
Interest cost	251	186
Benefits paid	(234)	(189)
Actuarial gain/loss	1,377	(67)
Translation adjustment	286	(366)
Benefit obligation at year end	$5,545	$3,479

	2006	2005
Change in Plan Assets
Fair value of plan assets at beginning of the period	$2,390	$2,327
Actual return on plan assets	164	147
Contributions	665	321
Benefits paid	(91)	(60)
Administrative fee	(35)	(26)
Actuarial gain/loss	36	(85)
Translation adjustment	197	(234)
Fair value of plan assets at end of year	$3,326	$2,390

	2006	2005

Funded status	$2,218	$1,089
Social security	345	188
Unrecognized net actuarial gain and other prepaid benefit cost	—	—
Net obligation including social security	$2,563	$1,277

Amounts recognized in the balance sheet consist of (in thousands):

	2006	2005

Deferred costs and other assets	$228	$248
Other liabilities	2,791	1,525

	2006	2005
Components of Net Period Benefit Cost
Service cost	$386	$279
Interest cost	251	186
Return on plan assets	(164)	(147)
Administrative fee	35	26
National Insurance (social security) contribution	104	57
Recognized net actuarial loss	1,491	46
Net periodic benefit cost	$2,103	$447

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

Weighted-average assumptions	2006	2005
Discount rate	5%	6%
Return on plan assets	6%	7%
Rate of compensation increase	4.75%	3%

The weighted average assumptions shown above were used for both the determination of net periodic benefit cost, and the determination of benefit obligations as of the measurement date. In determining the weighted average assumptions, the overall market performance and specific historical performance of the investments of the Norwegian pension plan was reviewed. The asset allocations at the measurement date were as follows:

	2006	2005
Equity securities	18%	17%
Debt securities	61%	60%
Property	16%	17%
Other	5%	5%
All asset categories	100%	100%

The investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.

The projected benefit obligation and the fair value of plan assets for the Norwegian pension plan were approximately $5.5 million and $3.3 million, respectively for December 31, 2006, and $3.5 million and $2.4 million, respectively for December 31, 2005. We expect to contribute approximately $0.7 million to the Norwegian pension plan in 2007. No plan assets are expected to be returned to us in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ended December 31,
2007	$243
2008	252
2009	261
2010	270
2011	280
Total	$1,306

(9) STOCKHOLDERS’ EQUITY

Common Stock Issuances

We have established an Employee Stock Purchase Plan, or ESPP, which provides employees with a means of purchasing our common stock. During 2006, 12,913 shares were issued through the ESPP, generating approximately $0.3 million in proceeds. The provisions of the ESPP are described above in Note 7 in more detail.

A total of 97,450 and 63,000 restricted shares of our stock were granted to certain officers and key employees in 2006 and 2005, respectively, pursuant to our 1997 Incentive Equity Plan described above in Note 7, with an aggregate market value of $2.7 million and $2.0 million, respectively, on the grant dates. The restrictions terminate at the end of three years and the value of the restricted shares is being amortized to expense over that period.

On December 4, 2006, we raised approximately $76.8 million, net of offering costs of $0.2 million, through the sale of 2,000,000 shares of common stock pursuant to our registration statement on Form S-3, Reg. No. 333-133563, and prospectus supplement. The sale was underwritten by Jefferies & Company, Inc. The proceeds were used to repay the outstanding portion of the credit facility, corporate working capital needs, and to partly fund future progress payments for the delivery of new build vessels included in our construction program.

Preferred Stock

We are authorized by our Certificate of Incorporation, as amended, to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

Dividends

We have not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture under which the Senior Notes are issued, we may be restricted from declaring or paying cash dividends; however, we currently anticipate that, for the foreseeable future, any earnings will be retained for the growth and development of our business. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors, financial requirements, general business conditions and other factors.

(10) RELATED PARTY TRANSACTIONS

Lehman Brothers, Inc., or Lehman, an affiliate of Lehman Brothers Holdings, Inc., a significant shareholder, has provided certain investment banking, commercial banking and financial advisory services to us and our affiliates, for which it has received customary fees and commissions. Lehman received approximately $2.2 million in fees in 2005 in connection with the tender offer purchase of our 8.75% senior notes and subsequent issuance of our 7.75% senior notes. Two of our board members are officers of Lehman.

We entered into a purchase and sale agreement with one of our officers to purchase his former residence in connection with his relocation to our corporate office in Houston, Texas. We entered into a sale contract for the residence and closed the transaction during 2006.

(11) OPERATING SEGMENT INFORMATION

Business Segments

We operate our business based on geographical locations and maintain the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision-maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

In prior years, we reported all operations in a single operating segment. In 2004, our segment reporting was changed to conform to the manner in which our chief operating decision-maker reviews, and we manage, our business.

Management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. All significant transactions between segments are conducted on an arms-length basis based on prevailing market prices and are accounted for as such. Operating income and other information regularly provided to our chief operating decision-maker is summarized in the following table (all amounts in thousands):

	North Sea	Southeast Asia	Americas	Other	Total
Year Ended December 31, 2006
Revenues	$199,368	$27,385	$24,168	$—	$250,921
Direct operating expenses	80,519	8,058	15,361	12,440	116,378
Drydock expense	6,446	1,775	828	—	9,049
Depreciation and amortization	21,731	2,554	3,879	306	28,470
Gain on sale of assets	(10,237)	—	—	—	(10,237)
Operating income (loss)	$100,909	$14,998	$4,100	$(12,746)	$107,261
Total assets	$476,342	$59,163	$84,877	$130,447	$750,829
Long-lived assets(a)(b)	$427,677	$51,246	$81,851	$41,098	$601,872
Capital expenditures	$4,484	$22,198	$148	$20,636	$47,466

Year Ended December 31, 2005
Revenues	$160,276	$19,570	$24,196	$—	$204,042
Direct operating expenses	75,226	5,982	14,648	10,380	106,236
Drydock expense	7,069	960	1,166	—	9,195
Depreciation and amortization	22,084	2,621	3,961	209	28,875
Gain on sale of assets	—	—	—	—	—
Operating income (loss)	$55,897	$10,007	$4,421	$(10,589)	$59,736
Total assets	$424,890	$39,349	$96,445	$53,231	$613,915
Long-lived assets(a)(b)	$390,121	$32,427	$92,340	$28,956	$543,844
Capital expenditures	$4,026	$9,751	$6,556	$23,009	$43,343

Year Ended December 31, 2004
Revenues	$103,190	$17,505	$18,617	$—	$139,312
Direct operating expenses	64,499	7,558	9,531	6,728	88,316
Drydock expense	7,319	1,252	394	—	8,965
Depreciation and amortization	20,781	2,465	2,750	141	26,137
Gain on sale of assets	—	(2,282)	—	—	(2,282)
Operating income (loss)	$10,591	$8,512	$5,942	$(6,869)	$18,176
Total assets	$482,128	$31,654	$76,305	$42,631	$632,718
Long-lived assets(a)(b)	$451,708	$26,074	$72,567	$18,847	$569,196
Capital expenditures	$19,316	$90	$11,660	$15,198	$46,264

(a)	Goodwill is included in the North Sea segment.
(b)
Most vessels under construction are included in Other until delivered. Revenues, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel. We had no revenue or long-lived assets attributable to the United States, our country of domicile.

(12) UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the two years ended December 31, 2006 and 2005 are as follows:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2006
Revenues	$47,675	$58,433	$75,831	$68,982
Operating income	10,173	18,777	44,355	33,956
Net income	6,263	13,034	39,852	30,580
Per share (basic)	0.31	0.64	1.96	1.47
Per share (diluted)	0.30	0.63	1.91	1.42

2005
Revenues	$48,066	$51,340	$53,048	$51,588
Operating income	15,066	13,069	18,507	13,094
Net income	8,927	8,254	13,032	8,177
Per share (basic)	0.45	0.41	0.65	0.41
Per share (diluted)	0.43	0.40	0.63	0.39

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f).

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2006, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2006. UHY LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and its Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GulfMark Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GulfMark Offshore, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that GulfMark Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GulfMark Offshore, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GulfMark Offshore Inc. and subsidiaries and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the year then ended, and our report dated March 1, 2007 expressed an unqualified opinion.

UHY LLP

Houston, Texas

March 1, 2007

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance(1)

ITEM 11. Executive Compensation(1)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(1)

ITEM 13. Certain Relationships and Related Transactions, and Director Independence(1)

ITEM 14. Principal Accounting Fees and Services(1)

(1) The information required by ITEMS 10, 11, 12, 13 and 14 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year and is hereby incorporated by reference herein.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a) Exhibits, Financial Statements and Financial Statement Schedules.

(1) and (2) Financial Statements and Financial Statement Schedules.

Consolidated Financial Statements of the Company are included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”. All schedules have been omitted because the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits

Exhibits	Description	Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, dated December 4, 1996	Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.4	Bylaws, dated December 5, 1996	Exhibit 3.3 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws defining the rights of the holders of Common Stock
Exhibits 3.1, 3.2 and 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment ( GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Incentive Stock Option Agreement ( 1987 Stock Option Plan, as amended)*	Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement (1987 Stock Option Plan, as amended)*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Appendix A to the Company’s DEF 14A filed on April 21, 2005

10.7	Form of Restricted Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 18, 2006

* Denotes compensatory arrangements.

10.8	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.9	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.10	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.11	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.12	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.13	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.14	Form of Incentive Stock Option Agreement ( 1997 Incentive Equity Plan)*	Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.15	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.16	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.17	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.18	Employment Agreement dated July 1, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.19	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.20	Employment Agreement effective December 31, 2006, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 30, 2007

10.21	Employment Agreement effective December 31, 2006, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 30, 2007

10.22	Employment Agreement effective December 31, 2006, made by and between GM Offshore, Inc. and John E. Leech*	Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 30, 2007

10.23	$85 Million Secured Reducing Revolving Loan and Letter of Credit Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.28 to the Company’s current report on Form 8-K filed on June 9, 2006

10.24	$60 Million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.29 to the Company’s current report on Form 8-K filed on June 9, 2006

10.25	$30 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.30 to the Company’s current report on Form 8-K filed on June 9, 2006

10.26	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do Brasil Limitada	Exhibit 10.30 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2004

* Denotes compensatory arrangements.

10.27	General Form Contract between Keppel Singmarine Pte. Ltd. and GulfMark Offshore, Inc.	Exhibit 10.27 to the Company’s annual report on Form 10-K for the year ended December 31, 2005

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith

* Denotes compensatory arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc.(Registrant)
By:  /s/ Bruce A. Streeter
Bruce A. Streeter
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter	Chief Executive Officer, President and Director	March 1, 2007
Bruce A. Streeter	(Principal Executive Officer)

/s/ Edward A. Guthrie	Executive Vice President, Finance	March 1, 2007
Edward A. Guthrie	(Principal Financial Officer)

/s/ Carla S. Mashinski	Controller	March 1, 2007
Carla S. Mashinski	(Principal Accounting Officer)

/s/ David J. Butters	Director	March 1, 2007
David J. Butters

/s/ Peter I. Bijur	Director	March 1, 2007
Peter I. Bijur

/s/ Marshall A. Crowe	Director	March 1, 2007
Marshall A. Crowe

/s/ Louis S. Gimbel, 3rd	Director	March 1, 2007
Louis S. Gimbel 3rd

/s/ Sheldon S. Gordon	Director	March 1, 2007
Sheldon S. Gordon

/s/ Robert B. Millard	Director	March 1, 2007
Robert B. Millard

/s/ Robert T. O’Connell	Director	March 1, 2007
Robert T. O’Connell

INDEX TO EXHIBITS

Exhibits	Description	Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, dated December 4, 1996	Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.4	Bylaws, dated December 5, 1996	Exhibit 3.3 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws defining the rights of the holders of Common Stock
Exhibits 3.1, 3.2 and 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

10.1	GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

10.2	Amendment to the GulfMark International, Inc. 1987 Stock Option Plan, as amended*	Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (GulfMark International, Inc. 1987 Stock Option Plan, as amended)*	Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Incentive Stock Option Agreement ( 1987 Stock Option Plan, as amended)*	Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Incentive Stock Option Agreement ( 1987 Stock Option Plan, as amended)*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Appendix A to the Company’s DEF 14A filed on April 21, 2005

10.7	Form of Restricted Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 18, 2006

* Denotes compensatory arrangements.

10.8	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.9	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.10	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.11	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.12	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.13	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.14	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 1998

10.15	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.16	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document *	Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.17	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement *	Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2001

10.18	Employment Agreement dated July 1, 2003, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.19	Employment Agreement dated July 6, 2003, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

10.20	Employment Agreement effective December 31, 2006, made by and between GM Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 30, 2007

10.21	Employment Agreement effective December 31, 2006, made by and between GM Offshore, Inc. and Edward A. Guthrie, Jr.*	Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 30, 2007

10.22	Employment Agreement effective December 31, 2006, made by and between GM Offshore, Inc. and John E. Leech*	Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 30, 2007

10.23	$85 Million Secured Reducing Revolving Loan and Letter of Credit Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.28 to the Company’s current report on Form 8-K filed on June 9, 2006

10.24	$60 Million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.29 to the Company’s current report on Form 8-K filed on June 9, 2006

10.25	$30 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.30 to the Company’s current report on Form 8-K filed on June 9, 2006

10.26	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do Brasil Limitada	Exhibit 10.30 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2004

* Denotes compensatory arrangements.

10.27	General Form Contract between Keppel Singmarine Pte. Ltd. and GulfMark Offshore, Inc.	Exhibit 10.27 to the Company’s annual report on Form 10-K for the year ended December 31, 2005

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for E.A. Guthrie	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for E.A. Guthrie	Filed herewith

* Denotes compensatory arrangements.