Form 10-Q
period 2007-05-01
GULFMARK OFFSHORE INC
filed 2007-05-01
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of May 1, 2007: 22,872,478.

(Exhibit Index Located on Page 21)

GulfMark Offshore, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,984	$82,759
Trade accounts receivable, net allowance for doubtful accounts of $74 in 2007 and $436 in 2006	55,491	54,235
Other accounts receivable	3,883	3,376
Prepaid expenses and other current assets	5,461	2,742
Total current assets	160,819	143,112

Vessels and equipment at cost, net of accumulated depreciation of $192,421 in 2007 and $192,065 in 2006	522,747	524,676
Construction in progress	63,536	47,313
Goodwill	30,604	29,883
Fair value hedge	—	501
Deferred costs and other assets	5,581	5,344
Total assets	$783,287	$750,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$813	$794
Accounts payable	20,148	16,516
Income taxes payable	2,704	3,806
Accrued personnel costs	9,235	9,527
Accrued interest expense	2,756	5,711
Other income tax liabilities	7,168	—
Other accrued liabilities	2,391	1,810
Total current liabilities	45,215	38,164
Long-term debt	159,507	159,490
Deferred tax liabilities	3,544	7,277
Other income tax liabilities	3,069	—
Fair value hedge	—	501
Other liabilities	4,331	3,969

Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 22,783 and 22,680 shares issues and outstanding, respectively	225	225
Additional paid-in capital	206,022	204,986
Retained earnings	262,224	242,733
Accumulated other comprehensive income	99,150	93,484
Treasury stock, at cost	(3,451)	(3,012)
Deferred compensation expense	3,451	3,012
Total stockholders’ equity	567,621	541,428
Total liabilities and stockholders’ equity	$783,287	$750,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(In thousands except per share amounts)
Revenues	$65,513	$47,675
Costs and expenses:
Direct operating expenses	24,914	21,784
Drydock expense	4,459	2,756
General and administrative expenses	6,633	5,901
Depreciation	7,107	7,061
Gain on sale of assets	(5,013)	(41)
Total costs and expenses	38,100	37,461
Operating income	27,413	10,214
Other income (expense):
Interest expense	(2,612)	(4,298)
Interest income	1,026	165
Foreign currency gain (loss) and other	(102)	470
Total other expense	(1,688)	(3,663)
Income before income taxes	25,725	6,551
Income tax provision	(1,372)	(288)
Net income	$24,353	$6,263
Earnings per share:
Basic	$1.09	$0.31
Diluted	$1.06	$0.30
Weighted average shares outstanding:
Basic	22,310	20,143
Diluted	22,954	20,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007

	Common Stock at 0.01 ParValue	AdditionalPaid-InCapital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders’ Equity
					Shares	Share Value
	(In thousands)

Balance at December 31, 2006	$225	$204,986	$242,733	$93,484	(150)	$(3,012)	$3,012	$541,428
Net income	—	—	24,353	—	—	—	—	24,353
Issuance of common stock	—	942	—	—	—	—	—	942
Exercise of stock options	—	94	—	—	—	—	—	94
Deferred compensation plan	—	—	—	—	(12)	(439)	439	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48-see Note 4)	—	—	(4,862)	—	—	—	—	(4,862)
Translation adjustment	—	—	—	5,666	—	—	—	5,666
Balance at March 31, 2007	$225	$206,022	$262,224	$99,150	(162)	$(3,451)	$3,451	$567,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$24,353	$6,263
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation	7,107	7,061
Gain on sale of assets	(5,013)	(41)
Amortization of stock based compensation	802	388
Amortization of deferred financing costs on debt	176	321
Adjustment for doubtful accounts receivable, net of write-offs	(362)	1
Deferred income tax benefit	(487)	(136)
Foreign currency transaction (gain) loss	378	(120)
Change in operating assets and liabilities:
Accounts receivable	(937)	2,147
Prepaids and other	(2,724)	(1,328)
Accounts payable	3,368	(1,155)
Accrued liabilities and other	(1,795)	(4,013)
Net cash provided by operating activities	24,866	9,388
Cash flows from investing activities:
Purchases of vessels and equipment	(17,598)	(1,118)
Proceeds from disposition of vessels and equipment	5,650	263
Net cash used in investing activities	(11,948)	(855)
Cash flows from financing activities:
Repayments of debt	—	(476)
Proceeds from exercise of stock options	94	396
Proceeds from issuance of stock	115	135
Net cash provided by financing activities	209	55
Effect of exchange rate changes on cash	98	694
Net increase in cash and cash equivalents	13,225	9,282
Cash and cash equivalents at beginning of the period	82,759	24,190
Cash and cash equivalents at end of period	$95,984	$33,472
Supplemental cash flow information:
Interest paid, net of interest capitalized	$5,385	$6,777
Income taxes paid (refunded), net	$(328)	$536

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.

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

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands except per share data):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income per share, basic	$24,353	22,310	$1.09	$6,263	20,143	$0.31
Dilutive effect of common stock options		644			650
	$24,353	22,954	$1.06	$6,263	20,793	$0.30

(2) COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$24,353	$6,263
Comprehensive income:
Foreign currency income	5,666	9,599
Total comprehensive income	$30,019	$15,862

Our only accumulated other comprehensive income item relates to our cumulative foreign currency translation adjustment.

(3) VESSEL ACQUISITIONS AND DISPOSITIONS

In continuation of our long-range growth strategy, during 2005, we committed to build six new vessels for a cost of approximately $140 million. Keppel Singmarine Pte. Ltd. is building these vessels to meet the growing demand of our customer base, particularly in Southeast Asia. The first of these vessels is scheduled to be delivered in the fourth quarter of 2007, with the delivery of the final vessel scheduled for the fourth quarter of 2008. We also agreed to participate in a joint venture for the construction of two large platform supply vessels, one of which, the Highland Prestige, was delivered early in the second quarter of 2007, subsequent to the period covered by this report. The second vessel, the Highland Promise, is expected to be delivered during the fourth quarter of 2007. At the end of 2005, we purchased 100% of the Highland Prestige out of the joint venture and we intend to purchase 100% of the Highland Promise as well during the second quarter of 2007.

During 2006, we exercised a right of first refusal granted under the Sea Sovereign purchase contract for an additional vessel currently under construction. The delivery of this vessel, the Sea Supporter, is scheduled to occur during the fourth quarter of 2007. Additionally, during the first quarter of 2007, we committed to build two new platform supply vessels in the North Sea at a combined cost of $85 million. A Norwegian company, Aker Yards ASA, will build these vessels, with estimated delivery dates in late 2009 and the first half of 2010.

On September 30, 2005, we entered into a forward contract to minimize our foreign currency exchange risk related to the construction of the Highland Prestige. This forward contract was designated as a fair value hedge and was expected to be highly effective as the terms of the contract were generally the same as the purchase commitment. As of December 31, 2006, the gain on the forward contract was $0.5 million. The contract expired on March 14, 2007 and upon settlement, we had a gain of $0.9 million resulting from the change in the fair value of the hedge. This gain was reflected in the overall construction cost of the vessel.

During 2006, we took delivery of two new construction vessels, the Sea Guardian and the Sea Sovereign. These vessels are currently under contract in Southeast Asia.

Historically, our strategy has been to sell older vessels in our fleet when the appropriate opportunity arises. Consistent with this strategy, in January 2007 we sold the North Prince, one of our oldest North Sea based vessels. The proceeds from this sale were $5.7 million, and we recognized a gain on the sale of $5.0 million.

Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2007 and 2006, $0.9 million and $0.4 million, respectively, were capitalized in connection with the construction of vessels.

(4) INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between pretax income/loss and the tax provision or benefit. Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. In April 2007, subsequent to the period covered by this report, we received written notice from the U.K. tax authority, HM Revenue & Customs, or HMRC, that their audit of our 2003 tax return has been completed and that HMRC has agreed with our tax return position on the one previously unresolved and outstanding issue, which is not material to our financial statements. In the first three months of 2007, our income was derived principally from lower tax jurisdictions.

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions.

As of January 1, 2007, we had unrecognized net tax benefits of $8.9 million, including $4.9 million that was recorded as a reduction to retained earnings in connection with the adoption of FIN 48. We believe that it is reasonably possible that $4.3 million of our unrecognized tax benefits should be settled within 12 months and, accordingly, such net tax liabilities are classified as other current income tax liabilities. At adoption and at March 31, 2007, such unrecognized tax benefits related to operations in three foreign taxing jurisdictions, with two attributable to tax audits that are expected to be resolved, while the third is dependent on formal tax registrations and the resultant initial tax filings. As of January 1, 2007 we were subject to tax examination in the United States for years after 1998 and in six major foreign tax jurisdictions, including two for years after 1996, three for years after 2001, 2003 and 2004, and one for the year 1999.

At January 1, 2007, we had $3.9 million of accrued penalties and interest related to our unrecognized tax benefits.

Our income tax provision of $1.4 million in our consolidated statement of operations for the quarter ended March 31, 2007 included uncertain tax benefits of $0.5 million and $0.5 million for related penalties and interest. Our March 31, 2007 consolidated balance sheet and consolidated statement of cash flow include total net tax liabilities for uncertain tax positions of $13.8 million, including related penalties and interest in the amount of $4.5 million.

(5) COMMITMENTS AND CONTINGENCIES

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle them. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.

(6) EMPLOYEE BENEFIT PLANS

Multi-employer Pension Obligation

Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., known as the Merchant Navy Officers Pension Fund, or MNOPF. We have been informed of an estimated £234.0 million, the equivalent of $459.2 million, total fund deficit calculated by the fund’s actuary based on the most recent actuary study. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers.

In 2005 we received invoices from the MNOPF for $1.8 million, which represents the amount calculated by the fund as our current share of the deficit. Under the terms of the invoice, we paid $0.3 million during 2005 with the remaining due in annual installments over nine years. Accordingly, we recorded the full amount of $1.8 million as a direct operating expense in 2005 and the $1.5 million remaining obligation is recorded as a liability. During 2006 and 2007 we paid $0.2 million and $0.3 million, respectively, against the liability. The amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations, which are due to occur every three years. The 2006 valuation of the fund deficit was completed by the trustee and communicated to all the participants in the first quarter of 2007. Based on the current analysis, there is an additional liability of approximately $0.3 million to be paid over the next nine years. This amount was booked as a direct operating expense and a liability in the first quarter of 2007. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

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

We made funding contributions of $0.2 million for the three months ended March 31, 2007. The remainder of the 2007 estimated funding contributions is $0.5 million.

Components of net period benefit cost are as follows for the three months ended March 31, 2007 and 2006, (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$104	$70
Interest cost	69	48
Return on plan assets	(53)	(39)
Administrative fee	9	8
National Insurance (social security) contribution	28	25
Recognized net actuarial loss	—	355
Net periodic benefit cost	$157	$467

(7) NEW ACCOUNTING PRONOUNCEMENTS

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

 In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine if its adoption will have a material impact on our results of operations or financial position.

(8) OPERATING SEGMENT INFORMATION

We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income is summarized in the following table, and detailed discussions follow.

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
		(In thousands)
Quarter Ended March 31, 2007
Revenues	$51,668	$8,704	$5,141	$—	$65,513
Direct operating expenses	22,419	1,592	3,713	3,823	31,547
Drydock expense	4,134	246	79	—	4,459
Depreciation expense	5,733	515	829	30	7,107
Gain on sale of assets	(5,013)	—	—	—	(5,013)
Operating income (loss)	$24,395	$6,351	$520	$(3,853)	$27,413

Quarter Ended March 31, 2006
Revenues	$35,822	$4,977	$6,876	$—	$47,675
Direct operating expenses	18,786	1,964	3,659	3,276	27,685
Drydock expense	1,743	996	17	—	2,756
Depreciation expense	5,174	700	1,093	94	7,061
Gain on sale of assets	(41)	—	—	—	(41)
Operating income (loss)	$10,160	$1,317	$2,107	$(3,370)	$10,214

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are based in the North Sea with 37 vessels operating in the area. We also have 12 vessels offshore Southeast Asia, four vessels offshore Brazil, three vessels in the Gulf of Mexico, two in the Mediterranean Sea, two offshore India, and one offshore Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 61 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 48 owned vessels, and 13 managed vessels.

Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production. This activity is in turn influenced by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Over the last few years commodity prices have been at record highs, resulting in oil and natural gas companies increasing exploration and development activities, after reduced levels of activities were experienced in 2002 through early 2004.

The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels during the summer months, from April to August, and at their lowest levels during the winter, from November to February. Operations in our other areas may involve some seasonal factors, but they tend to remain more consistent throughout the year. As a result, we try to undertake the majority of our regulatory drydocks during the slower periods, so as to minimize downtime during the traditional peak demand periods. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will influence the timing of drydocks throughout the year. During the first quarter of 2007, we completed eight drydocks, compared to seven drydocks completed in the same quarter last year. All of the regulatory drydocks will need to be completed by the date mandated by the appropriate regulatory agency.

We provide management services to other vessel owners for a fee. We do not include charter revenues and vessel expenses of these vessels in our operating results but rather include management fees in operating revenues. These vessels have been excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.

Our operating costs are primarily a function of fleet configuration and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, and marine insurance. Generally, fluctuations in vessel utilization have little effect on direct operating costs in the short term, and as a result direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections, which are maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. These vessels generate substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended March 31,
	2007	2006
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$51,668	$35,822
Southeast Asia Based Fleet	8,704	4,977
Americas Based Fleet	5,141	6,876

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$21,120	$14,665
Southeast Asia Based Fleet	8,636	6,142
Americas Based Fleet	10,827	11,233

Overall Utilization (a) (b):
North Sea Based Fleet	90.4%	92.0%
Southeast Asia Based Fleet	95.4%	83.7%
Americas Based Fleet	90.0%	99.7%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	29.1	30.0
Southeast Asia Based Fleet	12.0	11.0
Americas Based Fleet	6.0	7.0
Total	47.1	48.0

(a) Includes all owned or bareboat chartered vessels.

(b) Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c) Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Three Months Ended March 31,
	2007	2006
	1 US$ =

GBP	0.512	0.570
NOK	6.227	6.671
Euro	0.763	0.831

(d) Adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2007 with the Three Months Ended March 31, 2006

For the quarter ended March 31, 2007, we had net income of $24.4 million, or $1.06 per diluted share, on revenues of $65.5 million. For the same period in 2006, net income was $6.3 million, or $0.30 per diluted share on revenues of $47.7 million.

Our revenues for the quarter ended March 31, 2007 increased by $17.8 million, or 37%, compared to the first quarter of 2006, due primarily to increased overall day rates, from $12,326 in the first quarter of 2006 to $16,521 in the first quarter of this year, contributing to an increase of $15.2 million. The effect of an increase in the GBP and the NOK compared to the U.S. Dollar during the 2007 quarter added $3.7 million to the increase in revenue. Partially offsetting this increase was a net decrease in capacity of $0.8 million resulting mainly from the effect of the sale of two vessels in 2006 and one additional vessel in the first quarter of 2007, and the addition of two vessels delivered in the later part of 2006. We also experienced a slight decrease in utilization which negatively impacted revenue by $0.3 million.

Operating income increased $17.2 million from the first quarter of 2006 to the first quarter of 2007. Contributing to this was the increase in revenue, coupled with a gain of $5.0 million during the 2007 quarter related to the sale of the North Prince in early January 2007. Offsetting these was an increase of $3.1 million in direct operating expenses largely due to the increase in the GBP and NOK against the U.S. Dollar coupled with higher payroll benefit costs due mainly to the increase in pension cost. Additionally, drydock expense increased $1.7 million related to the undertaking of larger, more expensive drydocks during 2007 combined with one additional drydock being completed during the 2007 quarter. Depreciation expense remained constant compared to last year’s quarter, and general and administrative expenses increased $0.7 million related to increased salaries and administrative costs, offset somewhat by the decrease in the allowance for doubtful accounts.

North Sea

Revenues in the North Sea region increased by $15.8 million, or 44%, to $51.7 million in the first quarter of 2007. This increase was primarily a result of improved day rates, from $14,665 in 2006 to $21,120 in 2007, due to a significant increase in the spot day rates on our large anchor handlers coupled with the effect of the increase in the GBP and NOK compared to the U.S. Dollar. The region experienced a decrease of $0.9 million in capacity resulting from the sale of the Sentinel late in 2006 and the North Prince early in 2007, partially offset by the 2006 mobilization into the region of the North Stream from the Americas region. Utilization decreased from 92.0% in the first quarter of 2006 to 90.4% in the first quarter of 2007 decreasing revenue by $0.4 million. Operating income increased $14.2 million over the prior year quarter, due to the increase in revenue and the gain of $5.0 million from the sale of the North Prince during 2007. Direct operating expenses increased by $3.6 million, due to higher wages and travel expenses as a result of the increase in pension costs. Drydock expense increased by $2.4 million due to an increased number of completed drydocks as well as higher average cost per drydock. Depreciation expense increased by $0.6 million due largely to the decrease in the U.S. Dollar.

Southeast Asia

Revenues for our Southeast Asia based fleet increased by $3.7 million, or 75%, to $8.7 million during the first quarter of 2007. This increase was mainly due to a $1.7 million increase in capacity due to the benefit of the 2006 additions of the Sea Guardian and Sea Sovereign, offset partially by the sale of the Highland Patriot late in 2006, which though considered part of our North Sea fleet was working in Southeast Asia at the time of sale. An increase in day rates from $6,142 in 2006 to $8,636 in 2007 contributed $1.3 million to the increase in revenue. Additionally, a utilization increase from 83.7% in the first quarter of 2006 to 95.4% in the first quarter of 2007 added $0.7 million to the revenue increase. Operating income for Southeast Asia was $6.4 million in the first quarter of 2007 compared to $1.3 million in the same 2006 quarter. The increase is due mainly to the increase in revenue coupled with decreases in direct operating, drydock and depreciation expense amounting to $1.4 million.

Americas

The Americas region revenues decreased by $1.7 million, or 25%, from the first quarter of 2006 compared to the first quarter of this year. The main cause for this decrease was the effect of the mobilization of the North Stream out of the region during 2006, which decreased capacity by $1.4 million. Additionally, a decrease in utilization from 99.7% in the first quarter of 2006 to 90.0% in the same 2007 quarter, contributed a $0.6 million decrease in revenue. Offsetting these decreases was a $0.2 million increase attributable to the decline in the U.S. Dollar to the Brazilian Real year over year. Operating income decreased by $1.6 million, due mainly to the decrease in revenue.

Other

Other expenses in the first quarter of 2007 decreased by $2.0 million compared to the prior year quarter. The main reason for this decrease was a decrease in interest expense of $1.7 million, as we repaid all amounts outstanding on our revolving credit facility during 2006, coupled with higher capitalized interest recorded in 2007. Interest income increased by $0.9 million resulting from interest earned on higher cash balances throughout the quarter mainly due to the stock offering completed in December 2006.

Our income tax provision for the first quarter of 2007 was $1.4 million, or 5.3% effective tax rate, compared to $0.3 million, or 4.4% effective rate for the first quarter of 2006. Our effective tax rate in the 2007 period reflects increased pre-tax profits in our higher tax rate jurisdictions.

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

At March 31, 2007, we had total debt of $160.3 million, consisting of approximately $159.5 million of 7.75% senior notes, and $0.8 million of debt related to a joint venture.

Net working capital at March 31, 2007 was $115.6 million, including $96.0 million in cash. Net cash provided by operating activities increased by $15.5 million to $24.9 million for the quarter ended March 31, 2007. This increase was mainly due to increased net income for the quarter, partially offset by working capital changes and the gain on the sale of the North Prince in the first quarter of 2007. Net cash used in investing activities increased by $11.1 million, from $0.9 million in the first quarter of 2006 to $11.9 million in 2007. This increase was largely due to payments related to our new build vessels, partially offset by the disposition of the North Prince.

During 2006 we refinanced our revolving debt. We closed on a $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions. The new multi-currency facility replaced all our prior bank debt. In December 2006, we raised approximately $76.8 million through an offering of 2,000,000 shares of our common stock. These proceeds were used mainly to repay the outstanding portion of the credit facility. As of March 31, 2007, we had no outstanding balance under our current credit facility.

Most of our income tax liabilities are for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes, and accelerated tax depreciation has further mitigated current taxes outside the North Sea region.

In the first quarter of 2007, we made approximately $16.9 million in payments related to the vessels under construction. Drydocking expenditures for the first quarter of 2007 were $4.5 million.

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

Substantially all of our operations are international, and as a result we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK and Euros. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the periods indicated, the average equivalent exchange rate per one US$ is as follows:

	Three Months Ended March 31,
	2007	2006
	1 US$ =

GBP	0.512	0.570
NOK	6.227	6.671
Euro	0.763	0.831

Our North Sea based fleet generated $51.7 million in revenue and $24.4 million in operating income for the three months ended March 31, 2007.

Reflected in the accompanying balance sheet as of March 31, 2007, is a $99.2 million accumulated other comprehensive income which fluctuates based on differences primarily in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries.

Our outstanding debt of $160.3 million includes $159.5 denominated in U.S. Dollars with the remaining balance denominated in NOK. After evaluating the U.S. Dollar debt, we have determined that it is in our best interest not to use any financial instruments to hedge this debt exposure under present conditions. Our decision is based on a number of factors, including among others:

•	The cost of using hedging instruments in relation to the risks of currency fluctuations,
•	The propensity for adjustments in GBP denominated vessel day rates over time to compensate for changes in the purchasing power of GBP as measured in U.S. Dollars,
•	The level of U.S. Dollar denominated borrowings available to us, and
•	The conditions in our U.S. Dollar generating regional markets.

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations. On September 30, 2005, we engaged in a contract to hedge a specific obligation to make payments in Norwegian Kroner related to a new vessel under construction, effectively fixing our purchase price in U.S. Dollars. The contract expired on March 14, 2007 and upon settlement, we had a hedge gain of $0.9 million resulting from the change in the fair value of the hedge. This gain was reflected in the net overall cost of the vessel.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Form 10-K for the year ended December 31, 2006, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of April 9, 2007, the fair value of these notes, based on quoted market prices, was approximately $161.6 million compared to a carrying amount of $159.5 million.

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

As of December 31, 2006, our management determined that our internal controls over financial reporting were effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006, has been audited by UHY LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2006 filed with the SEC.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

See Exhibit Index for list of Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.
(Registrant)

	By:	/s/ Edward A. Guthrie
Edward A. Guthrie
Executive Vice President and
Chief Financial Officer
Date: May 1, 2007

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Certificate of Incorporation, dated December 4, 1996	Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.4	Bylaws, dated December 5, 1996	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997
4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws defining the rights of the holders of Common Stock
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