Form 10-Q
period 2007-06-30
GULFMARK OFFSHORE INC
filed 2007-08-01
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of August 1, 2007:  22,939,267.

(Exhibit Index Located on Page 24)

GulfMark Offshore, Inc.

PART 1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$69,502	$82,759
Trade accounts receivable, net allowance for doubtful accounts of $76 in 2007 and $436 in 2006	66,246	54,235
Other accounts receivable	3,969	3,376
Prepaid expenses and other current assets	4,805	2,742
Total current assets	144,522	143,112

Vessels and equipment at cost, net of accumulated depreciation of $202,481 in 2007 and $192,065 in 2006	561,490	524,676
Construction in progress	91,875	47,313
Goodwill	31,584	29,883
Fair value hedge	—	501
Deferred costs and other assets	5,362	5,344
otal assets	$834,833	$750,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$794
Accounts payable	19,909	16,516
Income taxes payable	1,566	3,806
Accrued personnel costs	10,515	9,527
Accrued interest expense	5,819	5,711
Other income tax liabilities	1,096	—
Other accrued liabilities	2,552	1,810
Total current liabilities	41,457	38,164

Long-term debt	159,524	159,490
Deferred tax liabilities	3,265	7,277
Other income tax liabilities	11,267	—
Fair value hedge	—	501
Other liabilities	4,457	3,969

Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 22,939 and 22,680 shares issued and outstanding, respectively	227	225
Additional paid-in capital	207,870	204,986
Retained earnings	292,945	242,733
Accumulated other comprehensive income	114,433	93,484
Treasury stock, at cost	(4,448)	(3,012)
Deferred compensation expense	3,836	3,012
Total stockholders’ equity	614,863	541,428
Total liabilities and stockholders’ equity	$834,833	$750,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except shares and per share amounts)

Revenue	$74,341	$58,433	$139,854	$106,108
Costs and expenses:
Direct operating expenses	24,688	22,493	49,602	44,277
Drydock expense	1,012	3,580	5,471	6,336
General and administrative expenses	8,584	6,228	15,217	12,129
Depreciation expense	7,425	7,355	14,532	14,416
Gain on sale of assets	(1,249)	—	(6,262)	(41)
Total costs and expenses	40,460	39,656	78,560	77,117
Operating income	33,881	18,777	61,294	28,991
Other income (expense):
Interest expense	(2,038)	(4,134)	(4,650)	(8,432)
Interest income	845	265	1,871	430
Foreign currency gain (loss) and other	190	(814)	88	(344)
Total other expense, net	(1,003)	(4,683)	(2,691)	(8,346)
Income before income taxes	32,878	14,094	58,603	20,645
Income tax provision	(2,157)	(1,060)	(3,529)	(1,348)
Net income	$30,721	$13,034	$55,074	$19,297
Earnings per share:
Basic	$1.37	$0.64	$2.46	$0.96
Diluted	$1.32	$0.63	$2.39	$0.93
Weighted average shares outstanding:
Basic	22,443	20,224	22,368	20,184
Diluted	23,187	20,740	23,071	20,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007

	Common Stock at $0.01 Par Value	AdditionalPaid-In Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders’ Equity
					Shares	Amount
	(In thousands)

Balance at December 31, 2006	$225	$204,986	$242,733	$93,484	(150)	$(3,012)	$3,012	$541,428
Net income	—	—	55,074	—	—	—	—	55,074
Issuance of common stock	1	2,124	—	—	—	—	—	2,125
Exercise of stock options	1	760	—	—	—	—	—	761
Shares reacquired	—	—	—	—	(12)	(612)	—	(612)
Deferred compensation plan	—	—	—	—	(20)	(824)	824	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48–see Note 4)	—	—	(4,862)	—	—	—	—	(4,862)
Translation adjustment	—	—	—	20,949	—	—	—	20,949
Balance at June 30, 2007	$227	$207,870	$292,945	$114,433	(182)	$(4,448)	$3,836	$614,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$55,074	$19,297
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	14,532	14,416
Gain on sale of assets	(6,262)	(41)
Amortization of stock based compensation	1,827	850
Amortization of deferred financing costs on debt	351	528
Adjustment for doubtful accounts receivable, net of write-offs	(361)	385
Deferred income tax expense (benefit)	1,664	(599)
Foreign currency transaction loss	548	843
Change in operating assets and liabilities:
Accounts receivable	(10,285)	(3,203)
Prepaids and other	(1,978)	(252)
Accounts payable	2,683	(259)
Accrued liabilities and other	(1,351)	(2,532)
Net cash provided by operating activities	56,442	29,433
Cash flows from investing activities:
Purchases of vessels and equipment	(80,722)	(17,951)
Proceeds from disposition of vessels and equipment	8,150	269
Net cash used in investing activities	(72,572)	(17,682)
Cash flows from financing activities:
Proceeds from debt, net of debt financing costs	254	80,541
Repayments of debt	(1,094)	(96,025)
Proceeds from exercise of stock options	761	396
Proceeds from issuance of common stock	220	167
Net cash provided by (used in) financing activities	141	(14,921)
Effect of exchange rate changes on cash and cash equivalents	2,732	4,447
Net increase (decrease) in cash and cash equivalents	(13,257)	1,277
Cash and cash equivalents at beginning of the period	$82,759	$24,190
Cash and cash equivalents at end of period	$69,502	$25,467
Supplemental cash flow information:
Interest paid, net of interest capitalized	$3,997	$8,341
Income taxes paid	$—	$899

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           GENERAL INFORMATION

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc. and its subsidiaries.  Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations.  However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for the presentation of complete financial statements.  It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.

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

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the treasury stock method for common stock equivalents.  The details of the EPS calculation are as follows (in thousands except per share amounts):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Net Income	Shares Outstanding	Per Share Amount	Net Income	Shares Outstanding	Per Share Amount
Earnings per share, basic	$30,721	22,443	$1.37	$13,034	20,224	$0.64
Dilutive effect of stock options and unvested restricted stock		744			516
Earnings per share, diluted	$30,721	23,187	$1.32	$13,034	20,740	$0.63

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Net Income	Shares Outstanding	Per Share Amount	Net Income	Shares Outstanding	Per Share Amount
Earnings per share, basic	$55,074	22,368	$2.46	$19,297	20,184	$0.96
Dilutive effect of stock options and unvested restricted stock		703			649
Earnings per share, diluted	$55,074	23,071	$2.39	$19,297	20,833	$0.93

(2)           OTHER COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$30,721	$13,034	$55,074	$19,297
Foreign currency income	15,283	23,504	20,949	33,103
Other comprehensive income	$46,004	$36,538	$76,023	$52,400

Our accumulated other comprehensive income relates only to our cumulative foreign currency translation adjustment.

(3)           VESSEL ACQUISITIONS AND DISPOSITIONS

In continuation of our long-range growth strategy, during 2005 we committed to build six new vessels for a cost of approximately $140 million.  Keppel Singmarine Pte. Ltd. is building these vessels for us to meet the growing demand of our customer base, particularly in Southeast Asia.  The first of these vessels is scheduled to be delivered in the fourth quarter of 2007, with the delivery of the final vessel scheduled for the fourth quarter of 2008.  We also agreed to participate in a joint venture for the construction of two large platform supply vessels, one of which, the Highland Prestige, was delivered early in the second quarter of 2007 and immediately went to work in the North Sea region.  The second vessel, the North Promise, is expected to be delivered during the fourth quarter of 2007.  At the end of 2005, we purchased 100% of the Highland Prestige from the joint venture, and during the second quarter of 2007 we also purchased 100% of the North Promise.

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

Historically, our strategy has been to sell older vessels in our fleet when the appropriate opportunity arises.  Consistent with this strategy, in January 2007, we sold the North Prince, one of our oldest North Sea based vessels.  The proceeds from this sale were $5.7 million, and we recognized a gain on the sale of $5.0 million.  Additionally, in June 2007, we sold the 1981 built Sem Courageous, which was based in Southeast Asia.  We recognized a gain of $1.2 million on proceeds of $2.5 million.

Interest is capitalized in connection with the construction of vessels. During the quarter ended June 30, 2007 and 2006, $1.4 million and $0.6 million, respectively, was capitalized in connection with the construction of vessels.  During the six month period ended June 30, 2007 and 2006, $2.3 million and $1.0 million, respectively, was capitalized.

During the second quarter of 2007, we signed a memorandum of agreement for the sale of the Sem Valiant, an older Southeast Asia based vessel, for $2.5 million.  Delivery of the vessel to the buyer is scheduled to occur upon completion of its current contract, which is expected to be late in the third quarter of 2007.  Additionally, during July 2007 we signed a memorandum of agreement for the sale of the Sea Explorer, for $5.1 million.  This vessel, also based in Southeast Asia, is expected to be delivered to the buyer upon completion of its current contract, scheduled during October 2007.  We believe the timing of these sales fit well with our Southeast Asia new build delivery schedule.

(4)           INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings.  Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between income before income taxes and the income tax provision or benefit.  Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax.  These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. In April 2007, we received written notice from the U.K. tax authority, HM Revenue & Customs, or HMRC, that their audit of our 2003 tax return has been completed and that HMRC has agreed with our tax return position on the one previously unresolved and outstanding issue, which is not material to our financial statements.  During the three months ended June 30, 2007, our income was derived principally from lower tax jurisdictions.

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes”, or  FIN 48, which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions.

As of January 1, 2007, we had unrecognized net tax benefits of $8.9 million, including $4.9 million that was recorded as a reduction to retained earnings in connection with the adoption of FIN 48.  We believe that it is reasonably possible that $1.1 million of our unrecognized tax benefits should be settled within twelve months and, accordingly, have been classified as current.  We believe a portion of our previously unrecognized tax benefits that were expected to be settled within twelve months will not be resolved within the next year, and accordingly, approximately $8 million related to foreign tax registrations, have been reclassified on our condensed consolidated balance sheet.  At adoption, unrecognized tax benefits expected to be settled within twelve months related to operations in three foreign taxing jurisdictions, with two attributable to tax audits that are expected to be resolved, while the third is dependent on formal tax registrations and the resultant initial tax filings.  As of January 1, 2007, we were subject to tax examination in the U. S.  for years after 1998 and in six major foreign tax jurisdictions, including two for years after 1996, three for years after 2001, 2003 and 2004, and one for the year 1999.

As of January 1, 2007, we had $3.9 million of accrued penalties and interest related to our previously unrecognized tax benefits.

Our income tax provision of $2.2 million in our condensed consolidated statement of operations for the quarter ended June 30, 2007 included unrecognized tax benefits of $1.9 million and $0.9 million for related penalties and interest. Our June 30, 2007 consolidated balance sheet and consolidated statement of cash flows include total net tax liabilities for uncertain tax positions of $15.7 million, including related penalties and interest in the amount of $5.4 million.

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

In 2005, we received invoices from the MNOPF for $1.8 million, which represents the amount calculated by the fund as our current share of the deficit.  Under the terms of the invoice, we paid $0.3 million during 2005 with the remaining due in annual installments over nine years.  Accordingly, we recorded the full amount of $1.8 million as a direct operating expense in 2005 and the $1.5 million remaining obligation is recorded as a liability.  During 2006 and 2007, we paid $0.2 million and $0.3 million, respectively, against the liability.  The amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations, which are due to occur every three years.  The 2006 valuation of the fund deficit was completed by the trustee and communicated to all the participants in the first quarter of 2007.  Based on the current analysis, there is an additional liability of approximately $0.3 million to be paid over the next nine years.  This amount was booked as a direct operating expense and a liability in the first quarter of 2007.  Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

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

We made funding contributions of $0.4 million for the six months ended June 30, 2007.

Components of net period benefit cost are as follows for the three and six months ended June 30, 2007 and 2006, (in thousands):

	Three Months Ended June 30,
	2007	2006
Service cost	$110	$74
Interest cost	74	51
Return on plan assets	(56)	(41)
Administrative fee	10	9
National Insurance (social security) contribution	30	26
Recognized net actuarial loss	—	373
Net periodic benefit cost	$168	$492

	Six Months Ended June 30,
	2007	2006
Service cost	$214	$144
Interest cost	143	99
Return on plan assets	(109)	(80)
Administrative fee	19	17
National Insurance (social security) contribution	58	51
Recognized net actuarial loss	—	728
Net periodic benefit cost	$325	$959

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

(8)           OPERATING SEGMENT INFORMATION

We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  Management evaluates segment performance primarily based on operating income.  Cash and debt are managed centrally.  Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income.  Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table and detailed discussions below:

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2007
Revenue	$59,997	$8,459	$5,885	$—	$74,341
Direct operating expenses	22,789	2,348	3,637	4,498	33,272
Drydock expense	122	896	(6)	—	1,012
Depreciation expense	6,173	543	678	31	7,425
Gain on sale of assets	—	(1,249)	—	—	(1,249)
Operating income (loss)	$30,913	$5,921	$1,576	$(4,529)	$33,881

Quarter Ended June 30, 2006
Revenue	$45,806	$6,100	$6,527	$—	$58,433
Direct operating expenses	19,043	2,081	4,157	3,440	28,721
Drydock expense	2,960	569	51	—	3,580
Depreciation expense	5,469	763	1,035	88	7,355
Gain on sale of assets	—	—	—	—	—
Operating income (loss)	$18,334	$2,687	$1,284	$(3,528)	$18,777

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2007
Revenue	$111,665	$17,163	$11,026	$—	$139,854
Direct operating expenses	45,208	3,940	7,350	8,321	64,819
Drydock expense	4,256	1,142	73	—	5,471
Depreciation expense	11,906	1,058	1,507	61	14,532
Gain on sale of assets	(5,013)	(1,249)	—	—	(6,262)
Operating income (loss)	$55,308	$12,272	$2,096	$(8,382)	$61,294

Six Months Ended June 30, 2006
Revenue	$81,628	$11,077	$13,403	$—	$106,108
Direct operating expenses	37,829	4,045	7,816	6,716	56,406
Drydock expense	4,703	1,565	68	—	6,336
Depreciation expense	10,643	1,463	2,128	182	14,416
Gain on sale of assets	(41)	—	—	—	(41)
Operating income (loss)	$28,494	$4,004	$3,391	$(6,898)	$28,991

(9)           SUBSEQUENT EVENT

On July 9, 2007, subsequent to the period covered by this report, we filed an application to list our common stock on the New York Stock Exchange, or NYSE.  As a result, effective July 20, 2007, we delisted our stock from the NASDAQ Global Select Market and began trading on the NYSE under the symbol “GLF.”

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas.  Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures.  The majority of our operations are based in the North Sea with 36 vessels operating in the area.  We also have 12 vessels offshore Southeast Asia, four vessels offshore Brazil, three vessels in the Gulf of Mexico, two in the Mediterranean Sea, one offshore India, one in the Southern Caribbean and two offshore Africa.  Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 61 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 47 owned vessels, and 14 managed vessels.

Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production.  This activity is in turn influenced by trends in oil and natural gas prices.  Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  Over the last few years commodity prices have been at record highs, resulting in oil and natural gas companies increasing exploration and development activities, after reduced levels of activities in 2002 through early 2004.

The operations of our fleet may be subject to seasonal factors.  Operations in the North Sea are often at their highest levels during the summer months, from April to August, and at their lowest levels during the winter, from November to February.  Operations in our other areas may involve some seasonal factors, but they tend to remain more consistent throughout the year.  As a result, we try to undertake the majority of our regulatory drydocks during the slower periods, so as to minimize downtime during the traditional peak demand periods.  The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will influence the timing of drydocks throughout the year.  During the six months ended June 30, 2007, we completed 11 drydocks, compared to 15 drydocks in the same period last year.  All regulatory drydocks must be completed by the date mandated by the appropriate regulatory agency.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue by Region (000’s) (a):
North Sea Based Fleet (b)	$59,997	$45,806	$111,665	$81,628
Southeast Asia Based Fleet	8,459	6,100	17,163	11,077
Americas Based Fleet	5,885	6,527	11,026	13,403

Rates Per Day Worked (a) (c):
North Sea Based Fleet (b)	$23,788	$17,977	$22,554	$16,354
Southeast Asia Based Fleet	8,373	6,260	8,616	6,206
Americas Based Fleet	11,364	10,964	11,041	11,101

Overall Utilization (a) (c):
North Sea Based Fleet	92.6%	93.7%	91.3%	92.8%
Southeast Asia Based Fleet	90.6%	92.7%	91.8%	88.4%
Americas Based Fleet	97.2%	100.0%	94.2%	99.8%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet	29.3	30.3	29.2	30.2
Southeast Asia Based Fleet	12.5	11.7	12.3	11.3
Americas Based Fleet	6.0	6.7	6.0	6.8
Total	47.8	48.7	47.5	48.3

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)
Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period.  The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	1 US$ =
GBP	0.503	0.547	0.507	0.559
NOK	6.010	6.231	6.116	6.443
Euro	0.742	0.795	0.752	0.813

(d)	Adjusted for vessel additions and dispositions occurring during each periods.

Comparison of the Three Months Ended June 30, 2007 with the Three Months Ended June 30, 2006

For the quarter ended June 30, 2007, our net income was $30.7 million, or $1.32 per diluted share, on quarterly revenue of $74.3 million.  This compares to a net income during the same period in 2006 of $13.0 million, or $0.63 per diluted share on revenues of $58.4 million.

During this quarter, we continued to experience strong revenue levels, maintaining the positive trend we have experienced over the last few quarters.  Our revenue increased $15.9 million compared to the same quarter a year ago, primarily as a result of stronger day rates in all our regions.  We experienced significant improvements in day rates in the North Sea and Southeast Asia regions, while the increase in our Americas region was limited, due to the longer term-contract tenure in the region.  The strength in day rates contributed $14.0 million to the revenue increase, while the continued decline of the US$ against the GBP and NOK contributed $3.2 million to the overall day rate improvement.  Offsetting these increases was a decrease in utilization, amounting to a decline of $0.9 million, while a decrease in capacity of $0.4 million resulted from the net impact of the sale of vessels and the addition of new vessels.

Operating income increased 80%, or $15.1 million, from $18.8 million reported in second quarter of 2006 to $33.9 million during this year’s second quarter.  In addition to the increase in revenue, we experienced a decrease of $2.6 million in drydock expense, as we completed three  drydocks in the quarter compared to eight in the 2006 quarter.  We also recognized a gain of $1.2 million related to the sale of the Sem Courageous during the quarter.  Offsetting these improvements was an increase in direct operating expenses of $2.2 million, largely due to the increase in the GBP and NOK against the U.S. Dollar.  Depreciation expense remained unchanged while general and administrative expenses increased by $2.4 million, principally related to increased incentive compensation expense and administrative costs.

North Sea

Revenue in our North Sea region increased by $14.2 million, an increase of 31%, from $45.8 million in the second quarter of 2006 to $60.0 million in the second quarter of the current year.  Day rates and a positive exchange rate effect were the cause of the majority of the increase, as the GBP and NOK strengthened against the U.S. Dollar.  Day rates increased from $17,977 during the second quarter of 2006 to $23,788 during the second quarter of this year.  On the other hand, lower utilization decreased revenue by $0.8 million, and capacity decreased revenue by $0.9 million, largely due to the sale of the Sentinel late in 2006, the North Prince early this year, and the mobilization of the Highland Drummer out of the region.   The decrease in capacity was partially offset by the addition of the Highland Prestige during this year and the mobilization of the North Stream back to the North Sea, as it had been operating in the Americas region.  Operating income for the region increased by $12.6 million to $30.9 million.  In addition to the increase in revenue, a decrease in the number of drydocks undertaken in the region contributed $2.8 million to the increase in income.  Offsetting these items was an increase in direct operating expenses of $3.7 million, part of which was due to the currency fluctuation explained above and higher wage and travel costs.  The addition of the Highland Prestige during the quarter caused depreciation expense to increase by $0.7 million.

Southeast Asia

Our Southeast Asia region showed a significant improvement in revenue during the second quarter of this year, increasing 39% over the second quarter of 2006.  Revenues increased from $6.1 million to $8.5 million.  Day rates increased from $6,260 to $8,373, while capacity increased by $1.7 million.  The increase in capacity was due to the full quarter effect of the 2006 addition of the Sea Guardian, as well as the addition of the Sea Sovereign.  Additionally, we mobilized the Highland Drummer into the region from the North Sea during the second quarter of 2007.  These increases in capacity were offset by the sale of the Highland Patriot in late 2006 and the Sem Courageous during the current quarter.  Operating income for the region increased from $2.7 million to $5.9 million, or $3.2 million quarter to quarter.  In addition to the increase in revenue, depreciation expense decreased by $0.2 million, due to the sale of the Sem Courageous and the full depreciation effect of certain older vessels in the region, offset by the vessel additions mentioned above.  These improvements were partially offset by an increase in direct operating expenses of $0.3 million, and an increase in drydock expense of $0.3 million. We also recognized during the second quarter of this year a gain of $1.2 million on the sale of the Sem Courageous.

Americas

Our Americas region revenue decreased by $0.6 million, from $6.5 million in the second quarter of 2006 to $5.9 million in the second quarter of this year.  This decrease was primarily caused by the mobilization of the North Stream out of Brazil back to the North Sea during the second quarter of 2006, after completion of its contract, which decreased capacity by $1.0 million.  Additionally, utilization decreased from 100.0% during last year’s quarter to 97.2% during this quarter.  Offsetting these decreases was an increase in day rates, from $10,964 to $11,364.  Operating income increased by $0.3 million, largely due to decreases in direct operating expenses, drydock expense and depreciation expense, affected by the mobilization of the above mentioned vessel out of the region.

Other

Other expenses, net decreased by $3.7 million compared to the prior year second quarter.  This decrease was mainly caused by decreased interest expense, $2.1 million, due to the repayment of all outstanding balances on our revolving credit facility during 2006, coupled with increased capitalized interest being recorded in the second quarter of this year related to the vessels under construction.  Interest income increased by $0.6 million resulting from interest earned on higher cash balances throughout the quarter.  Additionally, we recognized income of $0.2 million, compared to expense of $0.8 million during the 2006 second quarter, mainly related to foreign currency transaction gains.

Our income tax provision for the second quarter of 2007 was $2.2 million, compared to $1.1 million, for the second quarter of 2006.  The increase in the 2007 period reflected increased pre-tax profits.

Comparison of the Six Months Ended June 30, 2007 with the Six Months Ended June 30, 2006

For the six months ended June 30, 2007, we had net income of $55.1 million, or $2.39 per diluted share, on revenues of $139.9 million.  During the same period in 2006, net income was $19.3 million, or $0.93 per diluted share, on revenues of $106.1 million.

Our year to date revenue increased 32% or $33.7 million year over year.  Day rates increased by $28.9 million, in addition, the decline of the US$ against the GBP and NOK contributed $7.5 million to the increase.  Overall utilization decreased from 92.8% last year to 91.8% this year, for a decrease of $1.7 million.  Capacity decreased by $1.0 million, largely due to the sale of four vessels, partially offset by the addition of the Highland Prestige during the current quarter, as well as the additions of the Sea Guardian and Sea Sovereign during 2006.

Operating income increased by $32.3 million, from $29.0 million in 2006 to $61.3 million this year.  While the increase in revenue was the main factor responsible for this increase, during 2007 we experienced a decrease of $0.9 million in drydock expense, as we completed a lesser number of drydocks, and we also recognized a gain of $6.2 million on the sale of two vessels.  Offsetting these improvements was an increase in direct operating expenses of $5.3 million, caused by higher payroll benefit costs due mainly to increases in pension cost, as well as the increase in the GBP and NOK exchange rate against the U.S. Dollar.  Depreciation remained constant, only increasing $0.1 million year over year, as the sale of certain vessels offset the addition of new builds.  General and administrative expenses increased $3.1 million, related to increased salaries and administrative costs.

North Sea

North Sea revenue increased 37%, or $30.0 million, from last year to this.  This increase is largely attributable to increased day rates, from $16,354 last year to $22,554 during 2007, as the spot rates on our large anchor handlers improved significantly year over year.  Additionally, we experienced a $7.1 million positive fluctuation in the exchange rate between the GBP and NOK and the U.S. Dollar.  Utilization rates in the region decreased slightly, from 92.8% to 91.3%, causing a decrease in revenue of $1.4 million.  Capacity decreased by $2.2 million, as the sale of the North Prince and the Sentinel along with the mobilization of the Highland Drummer out of the region outweighed the effect of the addition of the Highland Prestige during the second quarter and the return of the North Stream into the North Sea from the Americas.  Operating income increased by $26.8 million, the majority of which is related to the increase in revenue.  During the year we recognized a gain of $5.0 million, related to the sale of the North Prince, additionally, drydock expense decreased by $0.4 million.  Direct operating expenses increased by $7.4 million, resulting from the addition of the Highland Prestige and the mobilization of the North Stream, the stronger foreign currency and higher payroll and pension costs.  Depreciation expense increased by $1.2 million, due mainly to the effect of the currency fluctuation.

Southeast Asia

Revenue for our Southeast Asia based fleet increased by $6.1 million, from $11.1 million in the first six months of 2006 to $17.2 million in the same 2007 period.  The 55% increase was primarily attributable to an increase in fleet size in the region, as the addition of the Sea Guardian and Sea Sovereign in 2006 and the mobilization into the region of the Highland Drummer, partially offset by the sale of the Highland Patriot late last year, increased capacity by $3.4 million.  Utilization increased from 88.4% in 2006 to 91.8% in 2007, amounting to an increase of $0.3 million.  Day rates increased as well, from $6,206 last year to $8,616 this year, resulting mainly from the addition into the region of technologically advanced vessels.  Operating income increased from $4.0 million in 2006 to $12.3 million this year.  While the increase in revenue is the main factor attributing to this increase, the region also experienced decreases in direct operating expenses of $0.1 million, drydock expense of $0.4 million, and depreciation expense of $0.4 million.  Additionally, the sale of the Sem Courageous during the second quarter of 2007 contributed a gain of $1.3 million to the increase in operating income.

Americas

Our Americas region revenue decreased $2.4 million, from $13.4 million in 2006 to $11.0 million in 2007.  The decrease was primarily the result of the mobilization of the North Stream out of the region, which caused a decrease in capacity of $2.4 million.  Utilization also decreased from 99.8% last year to 94.2% this year.  Day rates remained basically unchanged, from $11,101 in 2006 to $11,041 this year.  Operating income decreased by $1.3 million, a decrease directly related to the decrease in revenue, partially offset by decreases in direct operating expenses of $0.5 million and depreciation expense of $0.6 million.

Other

In the six months ended June 30, 2007, other expenses, net of $2.7 million represented a decrease of $5.7 million from 2006, which included a $3.8 million decrease in interest expense, a $1.5 million increase in interest income, and an increase in other income of $0.4 million.

Our income tax provision for the first half of 2007 was $3.5 million, for a 6.0% effective tax rate, compared to a provision of $1.3 million for the same 2006 period, or 6.5% effective tax rate.  This slight decrease in our effective tax rate is consistent with higher 2007 pretax earnings in low tax jurisdictions.

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

As of June 30, 2007, we had total debt of $159.5 million, consisting of our 7.75% senior notes.

Net working capital as of  June 30, 2007 was $103.1 million, including $69.5 million in cash.  Net cash provided by operating activities increased by $27.0 million to $56.4 million for the six months ended June 30, 2007.  This increase was mainly due to improved financial performance in the first half of 2007 partially offset by working capital changes.  Net cash used in investing activities was $72.6 million and $17.7 million for the six months ended June 30, 2007 and 2006, respectively.  The increase of $54.9 million reflects payments related to our new build vessels, including the final payment on the Highland Prestige upon delivery, partially offset by the proceeds from the disposition of two vessels.

During 2006, we refinanced our revolving debt.  We closed on a $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions.  The new multi-currency facility replaced all our prior bank debt.  In December 2006, we raised approximately $76.8 million through an offering of 2,000,000 shares of our common stock.  These proceeds were used mainly to repay the outstanding portion of the credit facility.  As of June 30, 2007, we had no outstanding balance under our current credit facility.

Most of our income tax liabilities are for non-current taxes.  The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes, and accelerated tax depreciation has further mitigated current taxes outside the North Sea region.

In the first half of 2007, we made approximately $79.0 million in payments related to the vessels under construction.  Drydocking expenditures for the first six months of 2007 were $5.5 million.

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

In addition, we have signed memorandums of agreement to sell two Southeast Asia based vessels in the second half of 2007 that would result in cash proceeds of approximately $7.6 million.

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	1 US$ =
GBP	0.503	0.547	0.507	0.559
NOK	6.010	6.231	6.116	6.443
Euro	0.742	0.795	0.752	0.813

Our North Sea based fleet generated $111.7 million in revenues and $55.3 million in operating income for the six months ended June 30, 2007.

Reflected in the accompanying balance sheet as of June 30, 2007, is $114.5 million in other comprehensive income, which fluctuates, based on differences primarily in GBP and NOK exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets.  Changes in other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

Our outstanding debt of $159.5 million is denominated in U.S. Dollars.  After evaluating this debt, we have determined that it is in our best interest not to use any financial instruments to hedge this exposure under present conditions.  Our decision is based on a number of factors, including among others:

•	the cost of using hedging instruments in relation to the risks of currency fluctuations,
•	the propensity for adjustments in GBP denominated vessel day rates over time to compensate for changes in the purchasing power of GBP as measured in U.S. Dollars,
•	the level of U.S. Dollar denominated borrowings available to us, and
•	the conditions in our U.S. Dollar generating regional markets.

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations.  On September 30, 2005, we engaged in a contract to hedge a specific obligation to make payments in Norwegian Kroner related to a new vessel under construction, effectively fixing our purchase price in U.S. Dollars.  The contract expired on March 14, 2007, and upon settlement, we had a hedge gain of $0.9 million resulting from the change in the fair value of the hedge.  This gain was reflected in the net overall cost of the vessel.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes.  As of June 25, 2007, the fair value of these notes, based on quoted market prices, was approximately $163.2 million compared to a carrying amount of $159.5 million.

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

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

At the Company's Annual meeting of Stockholders held on May 18, 2007, the stockholders of the Company approved the election of all nominated directors as follows:

Name of Nominee	For	Withheld
Peter I. Bijur	19,156,729	1,958,428
David J. Butters	12,610,783	8,504,374
Marshall A. Crowe	20,416,064	699,093
Louis S. Gimbel, 3rd	20,461,304	653,853
Sheldon S. Gordon	20,424,924	690,233
Robert B. Millard	20,385,139	730,018
Robert T. O’Connell	20,442,395	672,762
Rex C. Ross	20,510,266	604,891
Bruce A. Streeter	20,461,869	653,288

At the Company's Annual meeting of Stockholders held on May 18, 2007, the stockholders of the Company approved the selection of UHY LLP as the Company's independent auditors for the fiscal year ending December 31, 2007 as follows:

For	Against	Abstained
21,051,944	58,983	4,230

At the Company's Annual meeting of Stockholders held on May 18, 2007, the stockholders of the Company approved Amendment No. 3 to the Company's 1997 Incentive Equity Plan (the “1997 Plan”) to (i) increase the number of shares reserved for issuance thereunder by 800,000 shares, (ii) define the determination of the ten year duration for incentive stock options and (iii) change the determination of fair market value as follows:

For	Against	Abstained	Broker Non-Vote
12,487,501	5,624,294	68,755	2,934,607

At the Company's Annual meeting of Stockholders held on May 18, 2007, the stockholders of the Company approved Amendment No. 1 to the Company's 2005 Non-Employee Director Share Incentive Plan (the “2005 Plan”) to (i) increase the annual restricted stock award for non-employee directors from 2,000 shares to 2,200 shares, (ii) decrease the vesting period on all benefits from three years to one year, (iii) make all restrictions on benefits lapse upon death, disability or retirement, (iv) change the determination of fair market value and (v) change the termination date of the 2005 Plan from the 2010 Annual Meeting to the 2015 Annual Meeting as follows:

For	Against	Abstained	Broker Non-Vote
17,638,790	473,152	68,608	2,934,607

ITEM 5.  OTHER INFORMATION

On July 9, 2007, subsequent to the period covered by this report, we filed an application to list our common stock on the New York Stock Exchange, or NYSE.  As a result, effective July 20, 2007, we delisted our stock from the NASDAQ Global Select Market and began trading on the NYSE under the symbol “GLF.”

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
Date: August 1, 2007

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

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997
4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
10.1	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan	Incorporated by reference to Exhibit A of our Proxy Statement on Form DEF 14A, filed on April 21, 2005
10.2	Amendment No. 1 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan	Incorporated by reference to Exhibit 4.8.2 to our Registration Statement on Form S-8, Registration No. 333-143258 filed on May 25, 2007
10.3	Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan	Incorporated by reference to our current report on Form 8-K, filed on May 18, 2006
10.4	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan	Incorporated by reference to Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007
10.5	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan	Incorporated by reference to Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith