Form 10-Q
period 2007-11-02
GULFMARK OFFSHORE INC
filed 2007-11-02
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Number of shares of Common Stock, $0.01 Par Value, outstanding as of November 2, 2007: 22,971,888

(Exhibit Index Located on Page 24)

GulfMark Offshore, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$60,600	$82,759
Trade accounts receivable, net of allowance for doubtful accounts of $244 in 2007 and $436 in 2006	77,417	54,235
Other accounts receivable	5,328	3,376
Prepaid expenses and other current assets	3,757	2,742
Total current assets	147,102	143,112

Vessels and equipment at cost, net of accumulated depreciation of $213,837 in 2007 and $192,065 in 2006	603,296	524,676
Construction in progress	97,792	47,313
Goodwill	34,116	29,883
Fair value hedge	4,288	501
Deferred costs and other assets	8,189	5,344
Total assets	$894,783	$750,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$794
Accounts payable	23,217	16,516
Income taxes payable	1,261	3,806
Accrued personnel costs	12,406	9,527
Accrued interest expense	2,766	5,711
Other income tax liabilities	1,204	—
Other accrued liabilities	2,500	1,810
Total current liabilities	43,354	38,164

Long-term debt	159,541	159,490
Deferred tax liabilities	3,324	7,277
Other income tax liabilities	12,997	—
Fair value hedge	4,288	501
Other liabilities	5,880	3,969

Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 22,967 and 22,680 shares issued and outstanding, respectively	227	225
Additional paid-in capital	209,212	204,986
Treasury stock, at cost	(4,661)	(3,012)
Deferred compensation expense	4,182	3,012
Retained earnings	324,178	242,733
Accumulated other comprehensive income	132,261	93,484
Total stockholders’ equity	665,399	541,428
Total liabilities and stockholders’ equity	$894,783	$750,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except shares and per share amounts)

Revenue	$74,717	$75,831	$214,571	$181,939
Costs and expenses:
Direct operating expenses	26,876	23,450	76,478	67,727
Drydock expense	3,068	1,507	8,539	7,843
General and administrative expenses	7,482	6,126	22,699	18,255
Depreciation expense	7,615	7,033	22,147	21,449
Gain on sale of assets	(4,131)	(6,640)	(10,393)	(6,640)
Total costs and expenses	40,910	31,476	119,470	108,634
Operating income	33,807	44,355	95,101	73,305

Other income (expense)
Interest expense	(1,464)	(3,797)	(6,114)	(12,229)
Interest income	825	134	2,696	564
Foreign currency and other, net	134	373	222	70
Total other expense, net	(505)	(3,290)	(3,196)	(11,595)

Income before income taxes	33,302	41,065	91,905	61,710
Income tax provision	(2,070)	(1,213)	(5,599)	(2,561)
Net income	$31,232	$39,852	$86,306	$59,149

Earnings per share:
Basic	$1.39	$1.96	$3.85	$2.93
Diluted	$1.35	$1.91	$3.73	$2.84
Weighted average shares outstanding:
Basic	22,497	20,300	22,413	20,220
Diluted	23,198	20,855	23,127	20,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007

	Common Stock at $0.01 Par Value	AdditionalPaid-In Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders’ Equity
					Shares	Amount
	(In thousands)

Balance at December 31, 2006	$225	$204,986	$242,733	$93,484	(150)	$(3,012)	$3,012	$541,428
Net income	—	—	86,306	—	—	—	—	86,306
Issuance of common stock	1	3,466	—	—	—	—	—	3,467
Exercise of stock options	1	760	—	—	—	—	—	761
Shares reacquired	—	—	—	—	(10)	(479)	—	(479)
Deferred compensation plan	—	—	—	—	(24)	(1,170)	1,170	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48–see Note 4)	—	—	(4,861)	—	—	—	—	(4,861)
Translation adjustment	—	—	—	38,777	—	—	—	38,777
Balance at September 30, 2007	$227	$209,212	$324,178	$132,261	(184)	$(4,661)	$4,182	$665,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$86,306	$59,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,147	21,449
Gain on sale of assets	(10,393)	(6,640)
Amortization of stock based compensation	3,007	1,434
Amortization of deferred financing costs on debt	528	707
Provision for doubtful accounts receivable, net of write-offs	(196)	424
Deferred income tax expense (benefit)	2,800	(1,804)
Foreign currency transaction loss	1,258	925
Change in operating assets and liabilities:
Accounts receivable	(20,641)	(20,634)
Prepaids and other	(897)	587
Accounts payable	4,902	2,505
Accrued liabilities and other	(2,578)	(2,515)
Net cash provided by operating activities	86,243	55,587

Cash flows from investing activities:
Purchases of vessels and equipment	(124,835)	(37,672)
Proceeds from disposition of vessels and equipment	13,275	11,069
Net cash used in investing activities	(111,560)	(26,603)

Cash flow from financing activities:
Proceeds from debt, net of debt financing costs	250	80,541
Repayments of debt	(1,077)	(96,025)
Proceeds from exercise of stock options	761	644
Proceeds from issuance of common stock	304	251
Net cash provided by (used in) financing activities	238	(14,589)

Effect of exchange rate changes on cash and cash equivalents	2,920	3,791
Net increase (decrease) in cash and cash equivalents	(22,159)	18,186

Cash and cash equivalents at the beginning of the period	82,759	24,190
Cash and cash equivalents at the end of the period	$60,600	$42,376

Supplemental cash flow information:
Interest paid, net of interest capitalized	$8,397	$14,903
Income taxes paid	$207	$1,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           GENERAL INFORMATION

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries.  Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations.  However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for the presentation of complete financial statements.  It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made.  All significant intercompany accounts have been eliminated.  Certain reclassifications of previously reported information may be made to conform with current year presentation.

We provide marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our fleet of vessels provides various services that support the ongoing operation and construction of offshore oil and natural gas facilities, including the transportation of materials, supplies and personnel, as well as the support of and positioning of drilling rigs/structures. The majority of our operations are in the North Sea with the balance offshore Southeast Asia and the Americas.  Periodically, we will contract vessels into other regions to meet customers’ requirements.

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the treasury stock method for common stock equivalents.  The details of the EPS calculation are as follows (in thousands except per share amounts):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Net Income	Shares Outstanding	Per Share Amount	Net Income	Shares Outstanding	Per Share Amount
Earnings per share, basic	$31,232	22,497	$1.39	$39,852	20,300	$1.96
Dilutive effect of stock options and unvested restricted stock		701			555
Earnings per share, diluted	$31,232	23,198	$1.35	$39,852	20,855	$1.91

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Net Income	Outstanding Shares	Per Share Amount	Net Income	Outstanding Shares	Per Share Amount
Earnings per share, basic	$86,306	22,413	$3.85	$59,149	20,220	$2.93
Dilutive effect of stock options and unvested restricted stock		714			621
Earnings per share, diluted	$86,306	23,127	$3.73	$59,149	20,841	$2.84

(2)           OTHER COMPREHENSIVE INCOME

The components of other comprehensive income, net of related tax, for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$31,232	$39,852	$86,306	$59,149
Foreign currency translation	17,828	(2,344)	38,777	30,759
Other comprehensive income	$49,060	$37,508	$125,083	$89,908

(3)           VESSEL ACQUISITIONS AND DISPOSITIONS

In continuation of our long-range growth strategy, during 2005 we committed to build six new vessels for a cost of approximately $140 million.  Keppel Singmarine Pte. Ltd. is building these vessels for us to meet the growing demand of our customer base, particularly in Southeast Asia.  The first of these vessels, the Sea Cheyenne, delivered October 25, 2007 and will begin operation in Southeast Asia on a term contract.  The delivery of the final vessel in this group is scheduled for the fourth quarter of 2008.  We also agreed to participate in a joint venture with Aker Yards ASA for the construction of two large platform supply vessels, one of which, the Highland Prestige, was delivered early in the second quarter of 2007 and immediately went to work in the North Sea region on a term contract.  The second vessel, the North Promise, was delivered at the end of the third quarter 2007 and is also working on a term contract in the North Sea region.  At the end of 2005, we purchased 100% of the Highland Prestige from the joint venture, and during the second quarter of 2007 we purchased 100% of the North Promise.  Additionally, during the first quarter of 2007, we committed to build two new platform supply vessels, similar to the design of the North Promise and Highland Prestige but with a double hull and various environmental enhancements.  Aker Yards ASA will build these vessels at a combined cost of $85 million, with estimated delivery dates in late 2009 and the first half of 2010.

In 2006, we took delivery of two new construction vessels, the Sea Guardian and the Sea Sovereign.  These vessels are currently under contract in Southeast Asia. Also, during 2006, we exercised a right of first refusal granted under the Sea Sovereign purchase contract for an additional vessel, the Sea Supporter, which was delivered on October 18, 2007 and went to work on a term contract in Southeast Asia.

In the third quarter of 2007, we entered into agreements with two shipyards to construct five additional vessels.  Bender Shipbuilding & Repair Co., Inc., a Mobile, Alabama based company was contracted to build three platform supply vessels and Gdansk Shiprepair Yard “Remontowa” SA, a Polish company, was contracted to build two anchor handling towing supply vessels.  The estimated total cost of the five new build vessels is $130 million.  The first of these vessels is scheduled to be delivered in the fourth quarter of 2009 and the last of the five is scheduled to be delivered in the third quarter of 2010.

When applicable, we will enter into forward currency contracts to minimize our foreign currency exchange risk related to the construction of new vessels.  To this end on September 30, 2005, we entered into a forward contract related to the construction of the Highland Prestige.  This forward contract was designated as a fair value hedge and was expected to be highly effective as the terms of the contract were generally the same as the purchase commitment.  As of December 31, 2006, the gain on the forward contract was $0.5 million.  The contract expired on March 14, 2007 and upon settlement, we had a gain of $0.9 million resulting from the change in the fair value of the hedge.  This gain was reflected in the overall construction cost of the vessel.

Additionally during August 2007, we entered into a series of forward currency contracts relative to future milestone payments for the six Keppel vessels under construction and the two Aker Yards vessels in process.  As of September 30, 2007, the gain on the forward contracts was $4.3 million.  We expect the forward contracts will be designated as fair value hedges and deemed highly effective with the resulting gain or loss reflected in the overall construction cost of the vessels.

            Historically, our strategy has been to sell older vessels in our fleet when the appropriate opportunity arises.  Consistent with this strategy, in January 2007, we sold the North Prince, one of our oldest North Sea based vessels.  The proceeds from this sale were $5.7 million, and we recognized a gain on the sale of $5.0 million.  In June 2007, we sold the 1981 built Sem Courageous, which was based in Southeast Asia and recognized a gain of $0.9 million on proceeds of $2.5 million.  Additionally, in September 2007, we completed the sale of the Sea Explorer, a Southeast Asia based vessel, for a sales price of $5.1 million, generating a gain of $4.5 million.

During the second quarter of 2007, we signed a memorandum of agreement for the sale of the Sem Valiant, an older Southeast Asia based vessel, for $2.5 million.  Delivery of the vessel to the buyer is scheduled to occur upon completion of its current contract, which is expected to be early in the first quarter of 2008.  During the third quarter of 2007, we entered into an agreement to sell the Sea Endeavor, another Southeast Asia based vessel, for $2.5 million.  The sale was completed in October 2007 and will be recognized in our fourth quarter 2007 results.  We believe the timing of these sales fit well with our Southeast Asia new build delivery schedule.

Interest is capitalized in connection with the construction of vessels. During the quarter ended September 30, 2007 and 2006, $2.0 million and $0.7 million, respectively, was capitalized in connection with the construction of vessels.  During the nine month period ended September 30, 2007 and 2006, $4.3 million and $1.7 million, respectively, was capitalized.

(4)           INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings.  Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between income before income taxes and the income tax provision or benefit.  Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax.  These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. During the three months ended September 30, 2007, our income was derived principally from lower tax jurisdictions.

On October 5, 2007, as part of the 2008 Norway Budget, the Norwegian Ministry of Finance presented Parliament with a proposal to repeal the current tonnage tax regime (“Repeal Proposal”) for shipping companies and adopt a new tonnage tax regime.  The Repeal Proposal would be retroactive to 1996 and the adoption of the new regime effective as of January 1, 2007. The Norway Parliament may approve, amend or reject these proposed changes and any such approval or amendment would then be signed into law. If enacted in its current proposed form, the impact of the Repeal Proposal could be material to our statements of operations; however, significant uncertainty and speculation regarding the final legislation abound, thus any quantification of the effect on the Company of the Repeal Proposal is premature.  We will continue to monitor the proposed changes to the taxation of shipping companies as the 2008 budget process unfolds in the Norwegian Parliament.

During September 2007, the Mexican Congress approved the 2008 Tax Bill, which will be effective January 1, 2008.  The 2008 Tax Bill will introduce a new Flat Tax, or IETU, over the next three years – 16.5% in 2008, 17% in 2009, and 17.5% starting in 2010.  The IETU will replace the current assets tax and will, generally, function as an alternative minimum corporate tax without carry forward to subsequent tax years.  We are currently reviewing the 2008 Tax Bill to determine if its adoption will have a material effect on our results or operations.

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

As of January 1, 2007, we had unrecognized net tax benefits of $8.9 million, including $4.9 million that was recorded as a reduction to retained earnings in connection with the adoption of FIN 48.  We believe that it is reasonably possible that $1.2 million of our unrecognized tax benefits should be settled within twelve months and, accordingly, have been classified as current.  Additionally, we believe $13.0 million of the unrecognized tax benefits will not be settled within twelve months, and as such have been classified as long term.  At adoption, unrecognized tax benefits expected to be settled within twelve months related to operations in three foreign taxing jurisdictions, with two attributable to tax audits that are expected to be resolved, and the third dependent on formal tax registrations and the resultant initial tax filings.  As of January 1, 2007, we were subject to tax examination in the U. S.  for years after 1998 and in six major foreign tax jurisdictions, including two for years after 1996, three for years after 2001, 2003 and 2004, and one for the year 1999.

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

(6)           MULTI-EMPLOYER PENSION OBLIGATION

Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K., known as the Merchant Navy Officers Pension Fund, or MNOPF, with a requirement to perform an actuarial study every three years.  In 2005, we were informed of an estimated £234.0 million, the equivalent of $459.2 million, total fund deficit calculated by the fund’s actuary based on the actuary study of 2003.  Under the direction of a court order, the deficit was to be remedied through future funding contributions from all participating employers.  The results of the 2006 actuarial study were communicated in the third quarter 2007 indicating a further £151.0 million, or equivalent of $305.9 million, total deficit, which will also be required to be funded by the participating employers.

In 2005, we received invoices from the MNOPF for $1.8 million, which represents the amount calculated by the fund as our current share of the deficit.  Under the terms of the invoice, we paid $0.3 million during 2005 with the remaining due in annual installments over nine years.  Accordingly, we recorded the full amount of $1.8 million as a direct operating expense in 2005 and the $1.5 million remaining obligation is recorded as a liability.  During 2006 and the first half of 2007, we paid $0.2 million and $0.3 million, respectively, against this liability with the understanding that the amount of our ultimate share of the deficit could change depending on future actuarial valuations and fund calculations, which are due to occur every three years.  At the beginning of 2007, we were advised that there was £25 million unpaid on this balance, and our share of the contribution was approximately $0.3 million to be paid over the next nine years.  This amount was booked as a direct operating expense and a liability in the first quarter of 2007.

           In the third quarter 2007, we received invoices from the MNOPF for £0.9 million, or the equivalent of approximately $1.7 million, for our share of the calculated deficit based on the 2006 valuation, which we have recorded as a direct operating expense and corresponding liability in the third quarter of 2007.   There currently is no provision within the plan to refund excess contributions, which, if were to occur in the future evaluations, would be anticipated to be adjusted against the remaining liability.  Therefore, as allowed under the terms of the assessment, we plan to pay the liability over eight annual installments, with applicable interest charges.  Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

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

We made funding contributions of $0.6 million for the nine months ended September 30, 2007.

Components of net periodic benefit cost are as follows for the three and nine months ended September 30, 2007 and 2006, (in thousands):

	Three Months Ended September 30,
	2007	2006
Service cost	$133	$67
Interest cost	89	46
Return on plan assets	(68)	(38)
Administrative fee	12	8
National Insurance (social security) contribution	35	23
Recognized net actuarial loss	—	340
Net periodic benefit cost	$201	$446

	Nine Months Ended September 30,
	2007	2006
Service cost	$347	$211
Interest cost	232	145
Return on plan assets	(177)	(118)
Administrative fee	31	25
National Insurance (social security) contribution	93	74
Recognized net actuarial loss	—	1,068
Net periodic benefit cost	$526	$1,405

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

(8)           OPERATING SEGMENT INFORMATION

We operate three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131 “Disclosures about segments of an Enterprise and Related Information”.  Management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income.  Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table, and detailed discussions below.

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter ended September 30, 2007
Revenue	$58,117	$10,940	$5,660	$—	$74,717
Operating expenses	25,149	2,000	3,425	3,784	34,358
Drydock expense	2,670	164	234	—	3,068
Depreciation expense	6,245	642	690	38	7,615
Gain on sale of assets	—	(4,131)	—	—	(4,131)
Operating income (loss)	$24,053	$12,265	$1,311	$(3,822)	$33,807

Quarter ended September 30, 2006
Revenue	$62,523	$7,741	$5,567	$—	$75,831
Operating expenses	21,086	1,901	3,406	3,183	29,576
Drydock expense	1,504	1	2	—	1,507
Depreciation expense	5,496	609	871	57	7,033
Gain on sale of assets	(6,640)	—	—	—	(6,640)
Operating income (loss)	$41,077	$5,230	$1,288	$(3,240)	$44,355

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months ended September 30, 2007
Revenue	$169,782	$28,103	$16,686	$—	$214,571
Operating expenses	70,357	5,940	10,775	12,105	99,177
Drydock expense	6,926	1,306	307	—	8,539
Depreciation expense	18,151	1,700	2,197	99	22,147
Gain on sale of assets	(5,013)	(5,380)	—	—	(10,393)
Operating income (loss)	$79,361	$24,537	$3,407	$(12,204)	$95,101

Nine Months ended September 30, 2006
Revenue	$144,151	$18,818	$18,970	$—	$181,939
Operating expenses	58,915	5,946	11,222	9,899	85,982
Drydock expense	6,207	1,566	70	—	7,843
Depreciation expense	16,139	2,072	2,999	239	21,449
Gain on sale of assets	(6,640)	—	—	—	(6,640)
Operating income (loss)	$69,530	$9,234	$4,679	$(10,138)	$73,305

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas.  Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures.  The majority of our operations are based in the North Sea with 36 vessels operating in the area.  We also have 12 vessels offshore Southeast Asia, four vessels offshore Brazil, four vessels in the Mediterranean Sea, one vessels offshore India, two vessels offshore Mexico and two offshore West Africa.  Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 61 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet at October 31, 2007 includes 48 owned vessels and 13 managed vessels, including the two vessels delivered in October offset by the vessel sold in October.

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

The operations of our fleet may be subject to seasonal factors.  Operations in the North Sea are often at their highest levels during the months from April to August and at their lowest levels from November to February.  Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year.  As a result of this seasonal decrease in demand, we have historically, to the extent possible, accomplished the majority of our regulatory drydocks during the slower periods to minimize downtime during traditional peak demand periods.  During the early part of 2007, customer requirements limited the number of dry dockings completed during the period.  As a result we have expensed a greater amount of the drydock costs in the third quarter and will do so in the fourth quarter. Overall, we completed 13 drydocks in the first nine months of 2007 compared to 17 during the same 2006 period.

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

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated.  This fleet generates substantially all of our revenue and operating profit.  We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue by Region (000’s) (a):
North Sea Based Fleet (b)	$58,117	$62,523	$169,782	$144,151
Southeast Asia Based Fleet	10,940	7,741	28,103	18,818
Americas Based Fleet	5,660	5,567	16,686	18,970

Rates Per Day Worked (a) (c):
North Sea Based Fleet (b)	22,941	$23,366	22,684	$18,829
Southeast Asia Based Fleet	10,470	7,094	9,254	6,539
Americas Based Fleet	11,132	10,809	11,072	11,046

Overall Utilization (a) (c):
North Sea Based Fleet	94.5%	96.9%	92.7%	94.2%
Southeast Asia Based Fleet	96.6%	99.1%	93.4%	92.1%
Americas Based Fleet	94.2%	95.9%	94.2%	98.3%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet	28.2	31.0	28.7	30.5
Southeast Asia Based Fleet	12.0	11.9	12.2	11.5
Americas Based Fleet	6.0	6.0	6.0	6.6
Total	46.2	48.9	46.9	48.6

(a)  Includes all owned or bareboat chartered vessels.

(b)  Revenue for vessels in the North Sea based fleet are primarily earned in British Pound Sterling (GBP), Norwegian Kroner (NOK), and Euros.  These revenues have been converted to U.S. Dollars (US$) at the average exchange rate (GBP/US$, US$/NOK and Euro/US$) for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	1 US$ =
GBP	0.495	0.533	0.503	0.550
NOK	5.750	6.329	5.992	6.406
Euro	0.727	0.785	0.744	0.803

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

Comparison of the Three Months Ended September 30, 2007 with the Three Months Ended September 30, 2006

The quarter ended September 30, 2007, generated net income of $31.2 million, or $1.35 per diluted share, on revenue of $74.7 million.  In comparison, for the same quarter of 2006, we had net income of $39.9 million, or $1.91 per diluted share, on revenue of $75.8 million.

The $1.1 million decrease in revenue compared to the third quarter a year ago was primarily the result of decreased day rates in our North Sea region and the decrease of utilization in all regions.

Operating income decreased $10.5 million, or 23.8%, from $44.4 million in the third quarter of 2006 to $33.8 million in the third quarter of 2007.  This decrease was due to a reduction on the gain on sale of assets of $2.5 million, an increase in direct operating cost of $3.3 million, resulting mainly from the 2007 U.K. pension assessment of $1.7 plus $1.3 million in higher crew salaries, benefits and travel cost, an increase in drydock expense of $1.6 million, increased administrative expenses totaling $1.4 million, related to direct salary and benefit cost plus stock based compensation expense, the decrease in revenue of $1.1 million and an increase in depreciation expense of $0.6 million.

North Sea

Revenue in the North Sea based fleet decreased by 7% from $62.5 million in the 2006 quarter to $58.1 million in the current reporting quarter.  This decrease was largely due to a reduction in day rates of 1.8%, from $23,366 to $22,941, and lower utilization from 96.9% in the quarter ended September 30, 2006, to 94.5% in the same quarter this year.  Late in the quarter, the region took delivery of a new vessel the North Promise, however the increased revenue generated by the vessel in the quarter was more than offset by loss of revenue from the sale of vessels from the region in late 2006 and early 2007 and the mobilization of the Highland Drummer from the region to the Southeast Asia region.  Operating income for the region decreased by $17.0 million from the current reporting quarter compared to the same quarter in 2006, mainly as a result of the $6.6 million recognition of the sale of an asset in 2006, the decrease in revenue of $4.4 million and increases in operating costs $4.1 million, drydock costs of $1.2 million and depreciation expense of $0.7 million.

Southeast Asia

Revenue for the Southeast Asia based fleet increased $3.2 million or 41.3% from the 2006 quarter to this year’s quarter.  The full year impact of the Sea Sovereign delivered in 2006 and the mobilization of the Highland Drummer into the region, partially offset by lower revenue resulting from the sale of the Sem Courageous in 2007 contributed $2.5 million to the increase in revenue.  Increased day rates contributed $0.9 million, climbing from $7,094 in the third quarter of 2006 quarter to $10,470 in this year’s quarter, however, utilization decreased, from 99.1% during the 2006 third quarter to 96.6% during this year’s quarter, reducing revenue by $0.2 million.  Operating income increased $7.1 million from $5.2 million in the quarter ended September 30, 2006, to $12.3 million during the same quarter in 2007.  The increase was due in large part to a $4.1 million gain on sale of the Sea Explorer, one of the older vessels in the region’s fleet and the increase in revenue of $3.2 million.  This was offset somewhat by an increase in operating costs and drydock expense of $0.2 million when compared to 2006.

Americas

The Americas based fleet revenue increased slightly, from $5.6 million during the third quarter of 2006 to $5.7 million during the third quarter of 2007.  The increase in revenue was the direct result of higher day rates of $10,809 in the quarter ended September 2006 compare to the current year quarter of $11,132. This was offset somewhat by the decrease in utilization from 95.9% in the third quarter of 2006 to 94.2% in the third quarter of 2007.  Operating income of $1.3 million in the third quarter of 2007 equaled the third quarter 2006 results.

Other

Other expense of $3.3 million in the third quarter of 2006 decreased $2.8 million from the current year quarter, resulting primarily from $2.3 million in lower interest expense as a result of no borrowings under the revolving line of credit during the third quarter of 2007 and higher capitalized interest expense related to new vessel construction expenditures.  Partially offsetting this was increased interest income of $0.7 million due to higher levels of cash available for short-term investment.

Our income tax provision for the third quarter of 2007 was $2.1 million, or a 6.2% effective tax rate, compared to $1.2 million, or 3.0% effective rate for the third quarter of 2006.  The year over year increase in provision for taxes in the 2007 period is primarily the result of the tax rate reflecting the January 1, 2007 adoption of FIN 48.

Comparison of the Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006

Net income for the nine months ended September 30, 2007, was $86.3 million, or $3.73 per diluted share, on revenue of $214.6 million.  During 2006, net income was $59.1 million, or $2.84 per diluted share, on revenue of $181.9 million.  Revenue increased 18% year over year, mainly due to the strength in market conditions in both the Southeast Asia and North Sea regions.

The revenue increase of $32.7 million compared to the first nine months of 2006 was primarily due to the increase in day rates in all regions which contributed $37.4 million to the revenue increase.  Reducing the benefits from stronger day rates was a decrease in utilization in both the North Sea and the Americas from year to year which reduced revenue by $4.7 million.  Additions to the fleet in 2006 of the Sea Guardian and Sea Sovereign and the 2007 delivery of two new vessels, the Highland Prestige and the North Promise generated $10.4 million in increased revenue.  The benefits from the fleet additions, however, were offset by the sale of five vessels, two in late 2006 and the other three throughout 2007.

Overall, operating income increased $21.8 million from $73.3 million in the nine months of 2006 to $95.1 million in the same period of 2007.  This improvement was largely due to the increased revenue of $32.6 million, and an increase in the realized gains on sales from several vessels year over year totaling $3.8 million.  The vessels sold in 2007 were the North Prince, the Sem Courageous and the Sea Explorer. These increases were partially offset by increased direct operating expenses of $8.8 million, resulting mainly from increased crew wages, benefits and travel costs of $8.3 million, including $2.0 million in the U.K. pension assessment, higher drydock cost expense of $0.7 million, higher administrative expense of $4.4 million due to direct salary and benefit costs plus stock based compensation expense and higher depreciation expense of $0.7 million.

North Sea

Revenue for the North Sea increased $25.6 million, or 17.8%, year over year, to $169.8 million.  Day rates increased from $18,829 for the first nine months of 2006 to $22,684 in the same 2007 period, and contributed $26.3 million to the increase in revenue.  Utilization decreased from 94.2% in 2006 to 92.7% in 2007, resulting in a revenue decrease of $3.9 million.  Capacity for the region also decreased mainly due to the sale of two older vessels which occurred in late 2006 and early 2007 and the mobilization of the Highland Drummer from the North Sea to the Southeast Asia region in the second quarter of 2007.  This was offset in part by the revenue generated from the delivery of two new vessels to the region the Highland Prestige and the North Promise.  Operating income increased $9.8 million, mainly as a result of the improvement in revenue, offset by an increase in direct operating expenses year over year of $11.4 million resulting mainly from an increase in crew wages, benefits and travel cost including the U.K. $2.0 million pension adjustment, coupled with an increase in drydock expense of $0.7 million.  Depreciation expense also increased by $2.0 million from year to year related mainly to the new vessel additions.  In addition the gains on sales of vessels reported in 2007, was lower by $1.6 million when compared to 2006.

Southeast Asia

Southeast Asia region revenue increased by 49.3%, or $9.3 million, to $28.1 million in the first nine months of 2007 compared to the same 2006 period.  The full year effect of the 2006 delivery of the Sea Guardian and Sea Sovereign and the mobilization of the Highland Drummer into the region from the North Sea contributed $5.9 million to the revenue increase; however, this was partially offset somewhat by lost revenue from the sale of the Sem Courageous in the second quarter of 2007.  Day rates contributed $3.4 million to the improvement in revenue, increasing from $6,539 in the first nine months of 2006 to $9,254 for the same 2007 period.    Operating income increased $15.3 million year over year, to $24.5 million, mainly as a result of the increase in revenue, coupled with a $5.4 million gain on sale of the Sem Courageous and the Sea Explorer.

Americas

Revenue for the Americas region decreased year over year by $2.3 million, from $19.0 million to $16.7 million, primarily as a result of $2.4 million in lost revenue from the mobilization of a vessel out of the region during 2006.  Utilization decreased from 98.3% in the first nine months of 2006 to 94.2% in the same 2007 period; however, an increase in day rates from $11,046 in 2006 to $11,072 offset this effect and resulted in a $0.1 million revenue increase.  Operating income decreased by $1.3 million to $3.4 million.  Contributing to the decrease in operating income was principally the decrease in revenue coupled with higher drydock expense of $0.2 million, partially offset by lower direct operating cost of $0.4 million and lower depreciation expense of $0.8 million.

Other

Other expense decreased from $11.6 million in 2006 to $3.2 million in 2007.  This was primarily due to a decrease in interest expense resulting from higher capitalized interest expense associated with the new build program and no borrowings under the revolving line of credit during 2007.  Interest income increased $2.1 million due to higher levels of cash available for short term investments.

Our income tax provision for the first nine months of 2007 was $5.6 million, or 6.1% effective tax rate, compared to $2.6 million, or 4.2% effective tax rate for the same 2006 period.  The year over year increase in provision for taxes in the 2007 period is primarily the result of the tax rate reflecting the January 1, 2007 adoption of FIN 48. We have based our tax provision upon the tax regimes currently in effect in the jurisdictions where we operate.  Any changes could materially affect our effective tax rate.  See Note 4 “Income Taxes” in our Notes to Condensed Consolidated Financial Statements.

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

On June 8, 2006, we closed on a new $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions headed by Den Norske Bank, or DnB.  The new multi-currency facility is structured as follows:  $85 million allocated to GulfMark Offshore, Inc., our parent company, $60 million allocated to Gulf Offshore N.S. Limited, a U.K. wholly owned subsidiary, and $30 million allocated to GulfMark Rederi AS, a Norwegian wholly owned subsidiary.  The new facility replaced all our existing debt, including the $100 million Multi-currency Bank Credit Facility,

$50 million Senior Secured Revolving Credit Facility and notes secured by two vessel mortgages.  Approximately $80.9 million was refinanced under the new facility.  The new facility will mature in 2013 and the maximum availability begins to reduce in increments of $15.2 million every six months beginning after 66 months (in late 2011), with a final reduction of $129.5 million in June 2013.  Security for the facility is provided by first priority mortgages on certain vessels and a negative pledge over other vessels.  The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio.  During December 2006, we repaid all outstanding balances under the facility.  As of September 30, 2007 the Company had no balance outstanding under the bank credit facility and had $175 million of credit immediately available under such facility.

On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005. As of September 30, 2007 the total amount outstanding on the senior notes was $159.5 million.

Net working capital at September 30, 2007, was $103.7 million, including $60.6 million in cash.  Net cash provided by operating activities increased by $30.7 million to $86.2 million for the nine months ended September 30, 2007.  This increase was mainly due to improved financial performance in 2007. Net cash used in investing activities was $111.6 million, an increase of $85.0 million from 2006, largely due to payments related to our new build vessels, partially offset by proceeds of $13.3 million from the disposition of older vessels.

Most of our income tax liabilities are for deferred taxes.  The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes, while accelerated tax depreciation has further mitigated current taxes outside the North Sea region.

We believe that our current level of cash on hand, cash flows from operations, and availability under our credit facility will be adequate to repay our debts due and will provide sufficient resources to finance our operating requirements, including any uncertainty related to changes in tax laws as discussed in the notes to the condensed financial statements (i.e., Norwegian taxes).  However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations.  To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Currency Fluctuations and Inflation

In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks.  Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK and Euros.  Substantially all of our operating costs are denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations.  For the quarter and nine months ended September 30, 2007, the average GBP/U.S. Dollar, U.S. Dollar/NOK, and Euro/U.S. Dollar exchange rates were:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	1 US$ =
GBP	0.495	0.533	0.503	0.550
NOK	5.750	6.329	5.992	6.406
Euro	0.727	0.785	0.744	0.803

Our North Sea based fleet generated $169.8 million in revenues and $79.4 million in operating income for the nine months ended September 30, 2007.

Reflected in the accompanying balance sheet as of September 30, 2007, is  $132.3 million in other comprehensive income, which fluctuates, based on differences in foreign currency exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets.  Changes in other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

After evaluating the remaining U.S. Dollar debt, we have determined that it is in our best interest not to use any financial instruments to hedge the exposure of our revenue and costs of operations to currency fluctuations under present conditions.  Our decision is based on a number of factors, including among others:

•	the cost of using hedging instruments in relation to the risks of currency fluctuations,
•	the propensity for adjustments in currency denominated vessel day rates over time to compensate for changes in the purchasing power of the currency as measured in U.S. Dollars,
•	the level of U.S. Dollar denominated borrowings available to us, and
•	the conditions in our U.S. Dollar generating regional markets.

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations on our revenues and costs of operations.  However, we have entered into forward currency contracts with regard to future payments related to the construction of new vessels.  During August 2007 we entered into a series of forward currency contracts relative to future milestone payments for six Keppel vessels under construction and two Aker Yards vessels in process.  We expect the forward contracts will be designated as fair value hedges and deemed highly effective.   The Keppel vessels obligation is to make payments in Singapore Dollars effectively fixing our hedge contract purchase price in U.S. Dollars, and the Aker Yards vessels obligation is to make payments in NOK effectively fixing our hedge contract purchase price in British Pound Sterling.  Upon delivery of the vessel, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessel.  As of September 30, 2007, we had an overall hedge gain of $4.3 million.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.  Such statements are subject to risks and uncertainties, including the risk factors discussed above and in our Form 10-K for the year ended December 31, 2006 filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes.  As of September 24, 2007, the fair value of these notes, based on quoted market prices, was approximately $160.8 million compared to a carrying amount of $159.5 million.

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

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer, and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Evaluation of internal controls and procedures.

As of December 31, 2006, our management determined that our internal controls over financial reporting was effective.  Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006, was audited by UHY LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2006 filed with the SEC.

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
Edward A. Guthrie
Executive Vice President and
Chief Financial Officer
Date: November 2, 2007

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Certificate of Incorporation, dated December 4, 1996	Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002
3.4	Bylaws, dated December 6, 1996	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997
3.5	Amendment No. 1 to Bylaws	Incorporated by reference to Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007
4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 and 3.5 for provisions of the Bylaws defining the rights of the holders of Common Stock
Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, and Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997, and Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

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