Form 10-Q
period 2008-04-30
GULFMARK OFFSHORE INC
filed 2008-04-30
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of April 30, 2008:  23,059,828.

(Exhibit Index Located on Page 20)

GulfMark Offshore, Inc.

PART 1.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,243	$40,119
Trade accounts receivable, net allowance for doubtful accounts of $193 in 2008 and $149 in 2007	93,509	87,243
Other accounts receivable	5,807	3,399
Prepaid expenses and other current assets	8,986	3,273
Total current assets	124,545	134,034

Vessels and equipment at cost, net of accumulated depreciation of $231,186 in 2008 and $218,342 in 2007	670,912	641,333
Construction in progress	131,225	112,667
Goodwill	36,455	34,264
Fair value hedge	12,945	6,740
Deferred costs and other assets	6,040	4,974
Total assets	$982,122	$934,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,525	$21,409
Income taxes payable	3,250	2,516
Accrued personnel costs	14,945	17,872
Accrued interest expense	2,690	5,793
Accrued professional fees	1,072	982
Other accrued liabilities	3,336	1,906
Total current liabilities	46,818	50,478
Long-term debt	159,575	159,558
Long-term income taxes:
Deferred tax liabilities	1,514	2,731
Income tax liabilities – FIN 48	9,897	9,060
Other income taxes payable	25,130	23,602
Fair value hedge	12,945	6,740
Other liabilities	5,663	5,752
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 23,059 and 22,983 shares issues and outstanding, respectively	227	227
Additional paid-in capital	212,725	211,004
Retained earnings	369,110	336,846
Accumulated other comprehensive income	138,690	128,308
Treasury stock, at cost	(4,702)	(4,200)
Deferred compensation expense	4,530	3,906
Total stockholders’ equity	720,580	676,091
Total liabilities and stockholders’ equity	$982,122	$934,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(In thousands except per share amounts)
Revenue	$83,348	$65,513
Costs and expenses:
Direct operating expenses	27,698	24,914
Drydock expense	3,692	4,459
General and administrative expenses	8,777	6,633
Depreciation	8,748	7,107
Gain on sale of assets	(3)	(5,013)
Total costs and expenses	48,912	38,100
Operating income	34,436	27,413
Other income (expense):
Interest expense	(1,182)	(2,612)
Interest income	296	1,026
Foreign currency loss and other	(150)	(102)
Total other expense	(1,036)	(1,688)
Income before income taxes	33,400	25,725
Income tax provision	(1,136)	(1,372)
Net income	$32,264	$24,353
Earnings per share:
Basic	$1.43	$1.09
Diluted	$1.40	$1.06
Weighted average shares outstanding:
Basic	22,543	22,310
Diluted	23,116	22,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008

	Common Stock at 0.01 ParValue	AdditionalPaid-In Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders’ Equity
					Shares	Share Value
	(In thousands)

Balance at December 31, 2007	$227	$211,004	$336,846	$128,308	(164)	$(4,200)	$3,906	$676,091
Net income	—	—	32,264	—	—	—	—	32,264
Issuance of common stock	—	1,558	—	—	—	—	—	1,558
Exercise of stock options	—	163	—	—	—	—	—	163
Deferred compensation plan	—	—	—	—	(9)	(502)	624	122
Translation adjustment	—	—	—	10,382	—	—	—	10,382
Balance at March 31, 2008	$227	$212,725	$369,110	$138,690	(173)	$(4,702)	$4,530	$720,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$32,264	$24,353
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation	8,748	7,107
Gain on sale of assets	(3)	(5,013)
Amortization of stock based compensation	1,328	802
Amortization of deferred financing costs on debt	176	176
Adjustment for doubtful accounts receivable, net of write-offs	44	(362)
Deferred income tax expense (benefit)	397	(487)
Foreign currency transaction (gain) loss	(223)	378
Change in operating assets and liabilities:
Accounts receivable	(7,610)	(937)
Prepaids and other	(5,615)	(2,724)
Accounts payable	(441)	3,368
Accrued liabilities and other	(6,063)	(1,795)
Net cash provided by operating activities	23,002	24,866
Cash flows from investing activities:
Purchases of vessels and equipment	(47,758)	(17,598)
Proceeds from disposition of vessels and equipment	10	5,650
Net cash used in investing activities	(47,748)	(11,948)
Cash flows from financing activities:
Proceeds from debt	12,000	—
Repayments of debt	(12,000)	—
Proceeds from exercise of stock options	163	94
Proceeds from issuance of stock	165	115
Net cash provided by financing activities	328	209
Effect of exchange rate changes on cash	542	98
Net increase (decrease) in cash and cash equivalents	(23,876)	13,225
Cash and cash equivalents at beginning of the period	40,119	82,759
Cash and cash equivalents at end of period	$16,243	$95,984
Supplemental cash flow information:
Interest paid, net of interest capitalized	$4,003	$5,385
Income taxes paid (refunded), net	$1,426	$(328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           GENERAL INFORMATION

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities Exchange Commission, or SEC.  Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries.  Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations.  However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007.

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

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the treasury stock method for common stock equivalents.  The details of our EPS calculation are as follows (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
			Amount			Amount
Earnings per share, basic	$32,264	22,543	$1.43	$24,353	22,310	$1.09
Dilutive effect of common stock options and unvested restricted stock	-	573		-	644
Earnings per share, diluted	$32,264	23,116	$1.40	$24,353	22,954	$1.06

(2)              COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net income	$32,264	$24,353
Comprehensive income:
Foreign currency translation	10,382	5,666
Other comprehensive income	$42,646	$30,019

Our only accumulated other comprehensive income item relates to our cumulative foreign currency translation adjustment.

(3)           FLEET EXPANSION AND RENEWAL PROGRAM

During the period 2000-2006, we added 15 new vessels to the fleet as part of our long-range growth strategy—nine in the North Sea, three in the Americas and three offshore Southeast Asia.  In continuation of our growth strategy, we committed in 2005 to build six new 10,600 BHP AHTS vessels for a total cost of approximately $140 million.  The vessels are of a new design we developed in conjunction with the builder, which incorporates Dynamic Positioning 2 (DP-2) certification and Fire Fighting Class 1 (FiFi-1).  They have a large carrying capacity of approximately 2,700 tons.  Keppel Singmarine Pte, Ltd. is building these vessels primarily to meet the growing demand of our customer base offshore Southeast Asia.  The first three of these vessels have been delivered beginning with the Sea Cheyenne in October 2007, the Sea Apache in January 2008 and the Sea Kiowa delivered at the end of March 2008.  The delivery of the final three vessels in this group is scheduled for the third and fourth quarter of 2008.  As a complement to these six new vessels, during 2006, we took delivery of two new construction vessels, the Sea Guardian and the Sea Sovereign.  These vessels are currently under contract in Southeast Asia. Also during 2006, we exercised a right of first refusal granted under the Sea Sovereign purchase contract for an additional vessel, the Sea Supporter, which was delivered in October 2007 and went to work on a term contract in Southeast Asia.

We also agreed to participate in a joint venture with Aker Yards ASA for the construction of two large PSVs, one of which, the Highland Prestige, was delivered early in the second quarter of 2007 and immediately went to work in the North Sea region on a term contract.  The second vessel, the North Promise, was delivered at the end of the third quarter 2007 and is also working on a term contract in the North Sea region.  At the end of 2005, we purchased 100% of the Highland Prestige from the joint venture, and during the second quarter of 2007 we purchased 100% of the North Promise.  Additionally, during the first quarter of 2007, we committed to build two new PSVs, similar to the design of the North Promise and Highland Prestige but with a double hull and various environmental enhancements.  Aker Yards ASA will build these vessels at a combined cost of approximately $91 million, with estimated delivery dates in late 2009 and the first half of 2010.

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

When applicable, we will enter into forward currency contracts to minimize our foreign currency exchange risk related to the construction of new vessels.  To this end on September 30, 2005, we entered into a forward contract related to the construction of the Highland Prestige.  This forward contract was designated as a fair value hedge and was highly effective as the terms of the contract were the same as the purchase commitment.  During the term of the hedge, the consolidated balance sheet reflected the change in fair value of the foreign currency contract and the offsetting purchase commitment.  The contract expired on March 14, 2007 and upon settlement, the positive foreign currency change of $0.9 million resulting from the change in the fair value of the hedge was reflected as a reduction to the overall construction cost of the vessel.

Additionally during August 2007, we entered into a series of forward currency contracts relative to future milestone payments for the construction of the six Keppel vessels and the two Aker Yards vessels.  As of March 31, 2008, the positive foreign currency change on the remaining forward contracts was $12.9 million.  The forward contracts are designated as fair value hedges and deemed highly effective with the foreign currency change reflected in the overall construction cost of the vessels.

Historically, our strategy has been to sell older vessels in our fleet when the appropriate opportunity arises.  Consistent with this strategy, in January 2007, we sold the North Prince, one of our oldest North Sea based vessels.  The proceeds from this sale were $5.7 million, and we recognized a gain on the sale of $5.0 million.  During the course of 2007, we also completed the sale of three small 1981-built AHTS’s based in Southeast Asia for proceeds totaling $10.1 million, recognizing a gain of $7.2 million.  During the second quarter of 2007, we signed a memorandum of agreement for the sale of the Sem Valiant, an older Southeast Asia based vessel, for $2.5 million.  Delivery of the vessel is expected to occur during the third quarter of 2008.  We believe the timing of these sales fit well with our Southeast Asia new build delivery schedule.

Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2008 and 2007, $2.3 million and $0.9 million, respectively, were capitalized.

(4)           INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings.  Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between income before income taxes and the income tax provision or benefit.  Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax.  These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. During the three months ended March 31, 2008, our income was derived principally from lower tax jurisdictions.

During the fourth quarter of 2007, the Norwegian taxing authority enacted tonnage tax legislation as part of their 2008 budgetary process where they repealed the previous tonnage tax system which had been in effect from 1996 to 2006, and created a new tonnage tax system from January 2007 forward which is similar to other EU tonnage tax systems.  Companies that participated in the repealed Norwegian tonnage tax system are now required to pay the tax on accumulated untaxed shipping profits as of December 31, 2006.  Two-thirds of the liability is payable in equal installments over ten years, while the remaining one-third of the tax liability can be met through qualified environmental expenditures on Norwegian flagged vessels.  As of December 31, 2007, we recorded current income tax expense of $25.3 million related to this repealed tonnage tax liability.  Of this amount, $15.2 million or two-thirds of the liability, is payable over nine years, with a payment of $1.7 million due during the second quarter of 2008, and we expect to fully utilize before the recently extended deadline of December 31, 2021, the $8.4 million, which represents the one-third environmental portion of the total liability.

On January 1, 2008, a revenue based Flat Tax, or IETU, became effective for our operations in Mexico.  The IETU replaced the Assets Tax, which was repealed as of December 31, 2007, and the IETU will, generally, function as an alternative minimum corporate tax payable to the extent that the new revenue based tax exceeds the current income tax liability.  With the change to the IETU, we have determined that it is more likely than not we will not realize any economic benefit from the future utilization of our Mexican tax loss carryforwards, and, accordingly, at December 31, 2007 we established a net valuation allowance related to such carryforwards.

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. We recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions.

(5)           COMMITMENTS AND CONTINGENCIES

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions or the industry-wide, multi-employer, defined benefit pension fund, Merchant Officers Pension Fund in the U.K., may be estimated based on our experience or estimated liabilities in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle them. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.

(6)           NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We are currently reviewing SFAS No. 161 to determine if its adoption will have a material effect on our results of operations or financial position.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 2009.

(7)           OPERATING SEGMENT INFORMATION

We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  Our management evaluates segment performance primarily based on operating income.  Cash and debt are managed centrally.  Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income.  Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table, and detailed discussions below.

Operating Income (Loss) by Operating Segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2008
Revenue	$60,508	$16,228	$6,612	$-	$83,348
Direct operating expenses	24,986	2,783	3,609	5,097	36,475
Drydock expense	2,529	960	203	-	3,692
Depreciation expense	6,499	1,356	770	123	8,748
Gain on sale of assets	(3)	-	-	-	(3)
Operating income (loss)	$26,497	$11,129	$2,030	$(5,220)	$34,436

Quarter Ended March 31, 2007
Revenue	$51,668	$8,704	$5,141	$-	$65,513
Direct operating expenses	22,419	1,592	3,713	3,823	31,547
Drydock expense	4,134	246	79	-	4,459
Depreciation expense	5,733	515	829	30	7,107
Gain on sale of assets	(5,013)	-	-	-	(5,013)
Operating income (loss)	$24,395	$6,351	$520	$(3,853)	$27,413

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas.  Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures.  The majority of our operations are based in the North Sea with 33 vessels operating in the area.  We also have 14 vessels offshore Southeast Asia, five vessels offshore Brazil, three vessels in the Gulf of Mexico, two in the Mediterranean Sea, two offshore India, three offshore Africa, and one in the Persian Gulf.  Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 63 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 49 owned vessels, and 14 managed vessels.

Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production.  This activity is in turn influenced by trends in oil and natural gas prices.  Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  Over the last few years commodity prices have been at record highs, resulting in oil and natural gas companies increasing exploration and development activities, after reduced levels of activities were experienced from 2002 through early 2004.

The operations of our fleet may be subject to seasonal factors.  Operations in the North Sea are often at their highest levels during the summer months, from April to August, and at their lowest levels during the winter, from November to February.  Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year.  We have historically, to the extent possible, accomplished the majority of our regulatory drydocks during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods.  When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period.   The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will continue to influence the timing of drydocks throughout the year.  During the first quarter of 2008, we completed 95 drydock days, compared to 130 drydock days completed in the same quarter last year.

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

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position.  For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2007.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated.  This fleet generates substantially all of our revenues and operating profit.  We use the information that follows to evaluate the performance of our business.

	Three Months Ended March 31,
	2008	2007
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$60,508	$51,668
Southeast Asia Based Fleet	16,228	8,704
Americas Based Fleet	6,612	5,141

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$24,974	$21,120
Southeast Asia Based Fleet	14,335	8,636
Americas Based Fleet	13,062	10,827

Overall Utilization (a) (b):
North Sea Based Fleet	92.4%	90.4%
Southeast Asia Based Fleet	96.8%	95.4%
Americas Based Fleet	88.0%	90.0%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	28.3	29.1
Southeast Asia Based Fleet	13.0	12.0
Americas Based Fleet	6.3	6.0
Total	47.6	47.1

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)
Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period.  The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Three Months Ended March 31,
	2008	2007
	1 US$ =

GBP	0.505	0.512
NOK	5.317	6.227
Euro	0.667	0.763

(d)
Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period.  Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2008 with the Three Months Ended March 31, 2007

For the quarter ended March 31, 2008, we had net income of $32.3 million, or $1.40 per diluted share, on revenues of $83.3 million.  In comparison, for the same period in 2007, net income was $24.4 million, or $1.06 per diluted share on revenues of $65.5 million.

Our revenues for the quarter ended March 31, 2008 increased $17.8 million, or 27%, compared to the first quarter of 2007.  The increase in revenue was a result of the increase in overall day rates from $16,521 in the first quarter of 2007 to $20,455 in the first quarter of this year and the currency impact from the weakening of the U.S. dollar, which resulted in a $2.1 million increase from day rates and $2.7 million increase from the currency impact.  The increase in capacity also contributed $10.0 million to the revenue increase, due mainly to the additions of five new vessels to the fleet (Highland Prestige, North Promise, Sea Apache, Sea Supporter and Sea Cheyenne).  In addition, overall utilization increased from 91.6% in the first quarter of 2007 to 93.0% in 2008, which contributed $3.0 million to the revenue increase.

Operating income increased $7.0 million from the first quarter of 2007 to the first quarter of 2008.  This increase was mainly due to the increase in revenue, offset by a gain of $5.0 million during the 2007 first quarter related to the sale of the North Prince in early January 2007.  Direct operating cost and depreciation expense also increased by $4.9 million and $1.6 million respectively from 2007 to 2008 resulting primarily from the fixed costs associated with the additions of the new vessels and higher administrative cost.  Drydock expense decreased $0.8 million due to the mix of drydock costs per vessel type  in 2008 compared to 2007.

North Sea

Revenues in the North Sea region increased by $8.8 million, or 17%, to $60.5 million in the first quarter of 2008.  This increase was primarily a result of improved average day rates, from $21,120 in 2007 to $24,974 in 2008, due to the mix of vessels on contract compared to spot, increased utilization and increased capacity.    The region experienced an increase of $2.9 million in capacity resulting primarily from the addition of the North Promise and Highland Prestige which were delivered after the first quarter of 2007.  Utilization increased from 90.4% in the first quarter of 2007 to 92.4% in the first quarter of 2008 resulting in increased revenue of $2.8 million.  Direct operating expenses increased by $2.6 million, due primarily to higher wages and the addition of the new vessels.  Drydock expense decreased by $1.6 million due to a decreased number of completed drydocks coupled with a lower cost per drydock day.  Depreciation expense increased by $0.8 million due to the increase in the fleet and the decrease in the U.S. Dollar. Operating income increased $2.1 million over the prior year quarter, due to the increase in revenue offset by the increase in operating expenses and the gain of $5.0 million from the sale of the North Prince in the first quarter of 2007.

Southeast Asia

Revenues for our Southeast Asia based fleet increased by $7.5 million, or 86%, to $16.2 million during the first quarter of 2008 with an increase in day rates from $8,636 in 2007 to $14,335 in 2008.  Revenue was positively impacted by $6.9 million due to the increase in capacity resulting from the additions of the Sea Cheyenne, Sea Supporter and Sea Apache; and relocating the Highland Drummer to the region; offset partially by the sale of the Sem Courageous, Sea Explorer and Sea Endeavor late in 2007.  Day rates of the existing vessels contributed $0.6 million to the increase in revenue.  Operating income for Southeast Asia was

$11.1 million in the first quarter of 2008 compared to $6.4 million in the same 2007 quarter.  The increase is due mainly to the increase in revenue offset by increases in direct operating, drydock and depreciation expense totaling to $2.7 million.

Americas

The Americas region revenues increased by $1.5 million, or 29%, from the first quarter of 2007 compared to the first quarter of this year.  The increase in day rates contributed $1.2 million to the increase in revenue.  Dayrates increased from $10,827 in the first quarter of 2007 to $13,062 in the first quarter of 2008.  Overall utilization decreased from 90.0% in the first quarter of 2007 to 88.0% in the same 2008 quarter; however, due to the mix in day rates related to these vessels, the effect was a positive $0.3 million to revenue.  Operating income increased by $1.5 million, due mainly to the increase in revenue.

Other

Other expenses in the first quarter of 2008 decreased by $0.7 million compared to the prior year quarter.  The main reason for this decrease was higher capitalized interest recorded in 2008 offset by lower interest income.  Interest income decreased by $0.7 million resulting from lower interest earned on lower cash balances throughout the quarter mainly due to payments related to the vessels under construction.

Our income tax provision for the first quarter of 2008 was $1.1 million, or 3.4% effective tax rate, compared to $1.4 million, or 5.3% effective rate for the first quarter of 2007.  Our effective tax rate in the 2008 period reflects increased pre-tax profits in our lower tax rate jurisdictions.

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

At March 31, 2008, we had total debt of $159.6 million, representing our 7.75% senior notes.

Net working capital at March 31, 2008 was $77.7 million, including $16.2 million in cash.  Net cash provided by operating activities decreased by $1.9 million from $24.9 million in the first quarter of 2007 to $23.0 million for the quarter ended March 31, 2008.  This decrease was mainly due to higher working capital changes and the sale of the North Prince in the first quarter of 2007.  Net cash used in investing activities increased by $35.8 million, from $11.9 million in the first quarter of 2007 to $47.7 million in 2008.  This increase was largely due to $47.7 million payments related to our new build vessels, partially offset by the disposition of the North Prince in the first quarter of 2007.

Most of our income tax liabilities are for long-term taxes. The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes, and accelerated tax depreciation has further mitigated current taxes outside the North Sea region.

We believe that our current level of cash on hand, cash flows from operations and availability under our credit facility will be adequate to repay our debts due and will provide sufficient resources to finance our operating requirements.  However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations.  To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Currency Fluctuations and Inflation

In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

Substantially all of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks.  Charters for vessels in the North Sea fleet are primarily denominated in Pounds Sterling (GBP) with a portion denominated in Norwegian Kroner (NOK) and Euros.  Mostly all of our operating costs are denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations.  For the periods indicated, the average equivalent exchange rate per one U.S. Dollar (US$) were:

	Three Months Ended March 31,
	2008	2007
	1 US$ =

GBP	0.505	0.512
NOK	5.317	6.227
Euro	0.667	0.763

Our North Sea based fleet generated $60.5 million in revenue and $26.5 million in operating income for the three months ended March 31, 2008.

Reflected in the accompanying balance sheet as of March 31, 2008, is a $138.7 million accumulated other comprehensive income, which fluctuates, based on differences in foreign currency exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets.  Changes in the other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

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

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations with regards to our revenue and costs of operations.  However, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments.  These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective.  As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment.  The balance sheet reflects the change in the fair value of the foreign currency contracts and purchase commitments of $12.9 million, an increase of $6.2 million from year-end 2007.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.  Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Form 10-K for the year ended December 31, 2007, filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes.  As of March 31, 2008, the fair value of these notes, based on quoted market prices, was approximately $161.8 million compared to a carrying amount of $159.6 million.

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

Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein.

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

As of December 31, 2007, our management determined that our internal controls over financial reporting were effective.  Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007, has been audited by UHY LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2007 filed with the SEC.

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
Date: April 30, 2008

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
Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002, Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997 and Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

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