Form 10-Q
period 2008-06-30
GULFMARK OFFSHORE INC
filed 2008-07-31
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
GULFMARK OFFSHORE, INC.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation)
000-22853
(Commission file number)
76-0526032
(I.R.S. Employer Identification No.)

10111 Richmond Avenue, Suite 340, Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     Number of shares of Common Stock, $0.01 Par Value, outstanding as of July 31, 2008: 25,320,935.
(Exhibit Index Located on Page 24)

GulfMark Offshore, Inc.
Index

			Page
			Number
Part I.	Financial Information
	Item 1	Financial Statements	3
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statement of Stockholders’ Equity	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to the Condensed Consolidated Financial Statements	7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4	Controls and Procedures	22
Part II.	Other Information
	Item 4	Submission of Matters to a Vote of Security Holders	23
	Item 5	Other Information	23
	Item 6	Exhibits	24
	Signatures		24
	Exhibit Index		25
Membership Interest and Stock Purchase Agreement
Assignment and Assumption Agreement
Non-Competition and Non-Solicitation Agreement
Operating Agreement and By-Laws of Jackson Offshore, LLC
Delphin Marine Logistics Limited Joint Venture Agreement
Senior Secured Credit Facility Agreement
Amendment No. 1 to Senior Secured Credit Facility Agreement
Amendment No. 2 to Senior Secured Credit Facility Agreement
Amendment No. 3 to Senior Secured Credit Facility Agreement
Guaranty
First Preferred Fleet Mortgage
Amendment No. 1 to First Preferred Fleet Mortgage
Subordination Agreement
Assignment, Assumption, Amendment and Restatement of Loan Agreement
Guaranty
Second Preferred Fleet Mortgage
Assignment of Second Preferred Fleet Mortgage
Amendment to Second Preferred Fleet Mortgage
Secured Reducing Revolving Loan and Letter of Credit Facility Agreement
First Supplemental Agreement to Loan Agreement
Secured Reducing Revolving Loan Facility Agreement
Certification of B.A. Streeter Pursuant to Section 302
Certification of E.A. Guthrie Pursuant to Section 302
Certification of B.A. Streeter Pursuant to Section 906
Certification of E.A. Guthrie Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$214,668	$40,119
Trade accounts receivable, net allowance for doubtful accounts of $225 in 2008 and $149 in 2007	83,936	87,243
Other accounts receivable	6,357	3,399
Prepaid expenses and other current assets	6,376	3,273

Total current assets	311,337	134,034

Vessels and equipment at cost, net of accumulated depreciation of $225,762 in 2008 and $218,342 in 2007	693,241	641,333
Construction in progress	116,244	112,667
Goodwill	36,572	34,264
Fair value hedge	11,688	6,740
Deferred costs and other assets	6,019	4,974

Total assets	$1,175,101	$934,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,132	$21,409
Income taxes payable	4,209	2,516
Accrued personnel costs	17,780	17,872
Accrued interest expense	5,863	5,793
Accrued professional fees	1,512	982
Other accrued liabilities	3,423	1,906

Total current liabilities	49,919	50,478

Long-term debt	300,518	159,558
Long-term income taxes:
Deferred tax liabilities	879	2,731
Income tax liabilities — FIN 48	10,813	9,060
Other income taxes payable	22,542	23,602
Fair value hedge	11,688	6,740
Other liabilities	5,685	5,752
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 23,201 and 22,680 shares issued and outstanding, respectively	229	227
Additional paid-in capital	215,672	211,004
Retained earnings	415,891	336,846
Accumulated other comprehensive income	143,580	128,308
Treasury stock, at cost	(7,096)	(4,200)
Deferred compensation expense	4,781	3,906

Total stockholders’ equity	773,057	676,091

Total liabilities and stockholders’ equity	$1,175,101	$934,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except shares and per share amounts)

Revenue	$81,893	$74,341	$165,241	$139,854
Costs and expenses:
Direct operating expenses	29,912	24,688	57,610	49,602
Drydock expense	2,630	1,012	6,322	5,471
General and administrative expenses	9,421	8,584	18,198	15,217
Depreciation and amortization expense	9,515	7,425	18,263	14,532
Gain on sale of assets	(16,407)	(1,249)	(16,410)	(6,262)

Total costs and expenses	35,071	40,460	83,983	78,560

Operating income	$46,822	$33,881	$81,258	$61,294

Other income (expense):
Interest expense	(935)	(2,038)	(2,117)	(4,650)
Interest income	296	845	592	1,871
Foreign currency gain (loss) and other	195	190	45	88

Total other expense, net	(444)	(1,003)	(1,480)	(2,691)

Income before income taxes	46,378	32,878	79,778	58,603
Income tax provision	403	(2,157)	(733)	(3,529)

Net income	$46,781	$30,721	$79,045	$55,074

Earnings per share:
Basic	$2.06	$1.37	$3.50	$2.46

Diluted	$2.00	$1.32	$3.40	$2.39

Weighted average shares outstanding:
Basic	22,661	22,443	22,602	22,368

Diluted	23,334	23,187	23,240	23,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008

				Accumulated
	Common	Additional		Other			Deferred	Total
	Stock at $0.01	Paid-In	Retained	Comprehensive			Compensation	Stockholders’
	Par Value	Capital	Earnings	Income	Treasury Stock		Expense	Equity
					Shares	Amount
	(In thousands)
Balance at December 31, 2007	$227	$211,004	$336,846	$128,308	(164)	$(4,200)	$3,906	$676,091
Net income	—	—	79,045	—	—	—	—	79,045
Issuance of common stock	1	4,505	—	—	—	—	—	4,506
Exercise of stock options	1	163	—	—	—	—	—	164
Shares reacquired	—	—	—	—	(31)	(2,021)	—	(2,021)
Deferred compensation plan	—	—	—	—	(16)	(875)	875	—
Translation adjustment	—	—	—	15,272	—	—	—	15,272

Balance at June 30, 2008	$229	$215,672	$415,891	$143,580	(211)	$(7,096)	$4,781	$773,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$79,045	$55,074
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	18,263	14,532
Gain on sale of assets	(16,410)	(6,262)
Amortization of stock based compensation	2,687	1,827
Amortization of deferred financing costs on debt	352	351
Adjustment for doubtful accounts receivable, net of write-offs	74	(361)
Deferred income tax expense (benefit)	232	1,664
Foreign currency transaction loss	234	548
Change in operating assets and liabilities:
Accounts receivable	1,673	(10,285)
Prepaids and other	(2,961)	(1,978)
Accounts payable	(4,746)	2,683
Accrued liabilities and other	(1,797)	(1,351)

Net cash provided by operating activities	76,646	56,442

Cash flows from investing activities:
Purchases of vessels and equipment	(62,920)	(80,722)
Proceeds from disposition of vessels and equipment	21,048	8,150

Net cash used in investing activities	(41,872)	(72,572)

Cash flows from financing activities:
Proceeds from debt, net of debt financing costs	152,143	254
Repayments of debt	(12,000)	(1,094)
Proceeds from exercise of stock options	163	761
Proceeds from issuance of common stock	259	220

Net cash provided by financing activities	140,565	141

Effect of exchange rate changes on cash and cash equivalents	(790)	2,732

Net increase (decrease) in cash and cash equivalents	174,549	(13,257)
Cash and cash equivalents at beginning of the period	$40,119	$82,759

Cash and cash equivalents at end of period	$214,668	$69,502

Supplemental cash flow information:
Interest paid, net of interest capitalized	$1,542	$3,997

Income taxes paid	$2,540	$—

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
     Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$46,781	22,661	$2.06	$30,721	22,443	$1.37
Dilutive effect of common stock options and unvested restricted stock		673			744

Earnings per share, diluted	$46,781	23,334	$2.00	$30,721	23,187	$1.32

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$79,045	22,602	$3.50	$55,074	22,368	$2.46
Dilutive effect of common stock options and unvested restricted stock		638			703

Earnings per share, diluted	$79,045	23,240	$3.40	$55,074	23,071	$2.39

(2) OTHER COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$46,781	$30,721	$79,045	$55,074
Comprehensive income:
Foreign currency translation	4,890	15,283	15,272	20,949

Other comprehensive income	$51,671	$46,004	$94,317	$76,023

     Our accumulated other comprehensive income relates to our cumulative foreign currency translation adjustment.
(3) FLEET EXPANSION AND RENEWAL PROGRAM
     During the period 2000-2006, we added 15 new vessels to the fleet as part of our long-range growth strategy—nine in the North Sea, three in the Americas and three offshore Southeast Asia. In continuation of our growth strategy, we committed in 2005 to build six new 10,600 BHP AHTS vessels for a total cost of approximately $140 million. The vessels are of a new design we developed in conjunction with the builder, which incorporate Dynamic Positioning 2 (DP-2) certification and Fire Fighting Class 1 (FiFi-1). They have a large carrying capacity of approximately 2,700 tons. Keppel Singmarine Pte, Ltd. is building these vessels primarily to meet the growing demand of our customer base offshore Southeast Asia. Four of these vessels have been delivered to date beginning with the Sea Cheyenne in October 2007, the Sea Apache in January 2008, the Sea Kiowa in March 2008, and the Sea Choctaw in July 2008. The final two vessels in this group are scheduled for delivery in the fourth quarter of 2008. As a complement to these six new vessels, during 2006, we took delivery of two newly constructed vessels, the Sea Guardian and the Sea Sovereign. These vessels are currently under contract in Southeast Asia. Also during 2006, we exercised a right of first refusal granted under the Sea Sovereign purchase contract for an additional vessel, the Sea Supporter, which was delivered in

October 2007 and went to work on a term contract in Southeast Asia.
     We also agreed to participate in a joint venture with Aker Yards ASA for the construction of two large PSVs, one of which, the Highland Prestige, was delivered early in the second quarter of 2007 and immediately went to work in the North Sea region on a term contract. The second vessel, the North Promise, was delivered at the end of the third quarter 2007 and is also working on a term contract in the North Sea region. At the end of 2005, we purchased 100% of the Highland Prestige from the joint venture, and during the second quarter of 2007 we purchased 100% of the North Promise. Additionally, during the first quarter of 2007, we committed to build two new PSVs, similar to the design of the North Promise and Highland Prestige but with a double-layer hull and various environmental enhancements. Aker Yards ASA will build these vessels at a combined cost of approximately $91 million, with estimated delivery dates in late 2009 and the first half of 2010.
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
     Additionally during August 2007, we entered into a series of forward currency contracts relative to future milestone payments for the construction of the six Keppel vessels and the two Aker Yards vessels. As of June 30, 2008, the positive foreign currency change on the remaining forward contracts was $11.7 million. The forward contracts are designated as fair value hedges and deemed highly effective with the foreign currency change reflected in the overall construction cost of the vessels.
     Historically, our strategy has been to sell older vessels in our fleet when the appropriate opportunity arises. Consistent with this strategy, in January 2007, we sold the North Prince, one of our oldest North Sea based vessels. The proceeds from this sale were $5.7 million, and we recognized a gain on the sale of $5.0 million. During the course of 2007, we also completed the sale of three small 1981-built AHTS’s based in Southeast Asia for proceeds totaling $10.1 million, recognizing a gain of $7.2 million. In the second quarter of 2008, we completed the sale of two pre-1985 built AHTS vessels, the Sea Diligent and the North Crusader, generating sales proceeds of $21.0 million and a gain of $16.4 million, which is recognized in the current quarter. Additionally, early in the third quarter of 2008, we sold the Sem Valiant, an older Southeast Asia based AHTS, for $2.6 million, generating a gain of approximately $0.9 million which will be recognized in our third quarter 2008 results. We believe the timing of these sales fit well with our Southeast Asia new build delivery schedule.
     Interest is capitalized in connection with the construction of vessels. During the three month period ended June 30, 2008 and 2007, $2.6 million and $1.4 million, respectively, were capitalized. During the six month period ended June 30, 2008 and 2007, $4.9 million and $2.3 million, respectively was capitalized.
(4) INCOME TAXES
     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between income before income taxes and the income tax provision or benefit. Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Further, as part of our 2007 Southeast Asia region realignment we began the movement of certain of our vessels into our Singapore subsidiary, which in late 2007 had been granted Approved International Shipping (“AIS”) status by the Singapore Maritime & Port Authority. This AIS status provides for a ten year tax exemption, with additional extensions available, for vessel profits in the Singapore subsidiary. During the three months ended June 30, 2008, our income was derived principally from lower tax jurisdictions.
     During the fourth quarter of 2007, the Norwegian taxing authority enacted tonnage tax legislation as part of their 2008 budgetary process where they repealed the previous tonnage tax system which had been in effect from 1996 to 2006, and created a new tonnage tax system from January 2007 forward which is similar to other EU tonnage tax systems. Companies that participated in the repealed Norwegian tonnage tax system are now required to pay the tax on accumulated untaxed shipping profits as of December 31, 2006. Two-thirds of the liability is payable in equal installments over ten years beginning in 2008, while the remaining one-third of the tax liability can be met through qualified environmental expenditures on Norwegian flagged vessels. As of December 31, 2007, we recorded current income tax expense of $25.3 million related to this repealed tonnage tax liability. During the quarter ended June 30, 2008 the Norwegian tax authorities provided additional guidance regarding the calculation of the accumulated untaxed shipping profits as of December 31, 2006 resulting in the previously recorded liability being reduced by $1.0 million, which was recorded as a discrete, or one time, tax benefit in our tax provision. This revision, along with the first of the ten annual installment payments having been paid in the quarter ended June 30, 2008, resulted in our balance sheet including a $1.7 million current income tax payable for one-tenth of the remaining liability and a $22.5 million other long term liability. Of this long term payable, $13.9 million of this remaining liability is payable over eight years and $8.6 million represents the one-third environmental portion of the total liability that we expect to fully utilize before the recently extended deadline of December 31, 2021.
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
(6) NEW ACCOUNTING PRONOUNCEMENTS
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing SFAS No. 162 and do not expect that this Statement will result in a change in current practice.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP No. FAS 142-3. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”, or FASB No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 “Business Combinations” and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15,

2008, and interim periods within those fiscal years. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”, or FASB No. 128. The guidance in this FSP applies to the calculation of EPS under FASB No. 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.
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

Operating Income (Loss) by Operating Segment

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2008
Revenue	$53,452	$20,175	$8,266	$—	$81,893
Direct operating expenses	22,519	2,992	4,401	—	29,912
Drydock expense	2,593	(515)	552	—	2,630
General and administrative expenses	3,335	506	681	4,899	9,421
Depreciation and amortization expense	6,422	1,830	1,090	173	9,515
Gain on sale of assets	(13,034)	(3,373)	—	—	(16,407)

Operating income (loss)	$31,617	$18,735	$1,542	$(5,072)	$46,822

Quarter Ended June 30, 2007
Revenue	$59,997	$8,459	$5,885	$—	$74,341
Direct operating expenses	19,409	2,011	3,268	—	24,688
Drydock expense	122	896	(6)	—	1,012
General and administrative expenses	3,380	337	369	4,498	8,584
Depreciation and amortization expense	6,173	543	678	31	7,425
Gain on sale of assets	—	(1,249)	—	—	(1,249)

Operating income (loss)	$30,913	$5,921	$1,576	$(4,529)	$33,881

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2008
Revenue	$113,960	$36,403	$14,878	$—	$165,241
Direct operating expenses	44,681	5,369	7,560	—	57,610
Drydock expense	5,122	445	755	—	6,322
General and administrative expenses	6,159	912	1,132	9,995	18,198
Depreciation and amortization expense	12,921	3,186	1,860	296	18,263
Gain on sale of assets	(13,037)	(3,373)	—	—	(16,410)

Operating income (loss)	$58,114	$29,864	$3,571	$(10,291)	$81,258

Six Months Ended June 30, 2007
Revenue	$111,665	$17,163	$11,026	$—	$139,854
Direct operating expenses	39,268	3,688	6,646	—	49,602
Drydock expense	4,256	1,142	73	—	5,471
General and administrative expenses	5,940	252	704	8,321	15,217
Depreciation and amortization expense	11,906	1,058	1,507	61	14,532
Gain on sale of assets	(5,013)	(1,249)	—	—	(6,262)

Operating income (loss)	$55,308	$12,272	$2,096	$(8,382)	$61,294

(9) SUBSEQUENT EVENT
     On July 1, 2008, under the terms of a Membership Interest and Stock Purchase Agreement, we acquired 100% of the membership interests of Rigdon Marine Holdings, L.L.C. (“Rigdon Holdings”) and all the shares of common stock of Rigdon Marine Corporation (“Rigdon Marine”, together with Rigdon Holdings, “Rigdon”) not owned by Rigdon Holdings for consideration of $271 million (plus or minus certain post-closing adjustments), consisting of $150 million in cash and approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $121 million at closing, plus the assumption of $269 million in debt. We financed the cash portion of the consideration with cash on hand and borrowing of $140.9 million under our current $175 million revolver, which borrowing took place during the second quarter of 2008. Rigdon operates a fleet of 22 technologically advanced offshore supply vessels primarily in the domestic Gulf of Mexico, with six additional vessels under construction to be delivered by the third quarter of 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The current vessel count excludes the July 1, 2008 Rigdon acquisition. The majority of our operations are based in the North Sea with 36 vessels operating in the area. We also have 14 vessels offshore Southeast Asia, five vessels offshore Brazil, six vessels in the Gulf of Mexico, two in the Mediterranean Sea, two offshore India, and three offshore Africa. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 68 vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. Our fleet includes 47 owned vessels, and 21 managed vessels.
     Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production. This activity is in turn influenced by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Over the last few years commodity prices have been at record highs, resulting in oil and natural gas companies increasing exploration and development activities, after reduced levels of activities from 2002 through early 2004.
     The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels during the summer months, from April to August, and at their lowest levels during the winter, from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. We have historically, to the extent possible, accomplished the majority of our regulatory drydocks during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods. When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will continue to influence the timing of drydocks throughout the year. During the second quarter of 2008, we completed 156 drydock days, compared to 50 drydock days completed in the same quarter last year.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Revenue by Region (000’s) (a):
North Sea Based Fleet (b)	$53,452	$59,997	$113,960	$111,665
Southeast Asia Based Fleet	20,175	8,459	36,403	17,163
Americas Based Fleet	8,266	5,885	14,878	11,026

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$21,766	$23,788	$23,384	$22,554
Southeast Asia Based Fleet	17,992	8,373	16,179	8,616
Americas Based Fleet	15,854	11,364	14,507	11,041

Overall Utilization (a):
North Sea Based Fleet	95.3%	92.6%	93.8%	91.3%
Southeast Asia Based Fleet	86.6%	90.6%	91.3%	91.8%
Americas Based Fleet	85.5%	97.2%	86.7%	94.2%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet	27.0	29.3	27.7	29.2
Southeast Asia Based Fleet	14.8	12.5	13.9	12.3
Americas Based Fleet	7.0	6.0	6.7	6.0

Total	48.8	47.8	48.3	47.5

(a)	Includes all owned or bareboat chartered vessels.
(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

	1 US$ =

GBP	0.507	0.503	0.506	0.507
NOK	5.069	6.01	5.19	6.116
Euro	0.639	0.742	0.653	0.752
(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each periods.
Comparison of the Three Months Ended June 30, 2008 with the Three Months Ended June 30, 2007
     For the quarter ended June 30, 2008, our net income was $46.8 million, or $2.00 per diluted share, on quarterly revenue of $81.9 million. This compares to a net income during the same period in 2007 of $30.7 million, or $1.32 per diluted share on revenues of $74.3 million.
     During this quarter, we continued to experience strong revenue levels. Our revenue increased $7.6 million compared to the same quarter a year ago, primarily as a result of higher day rates in both Southeast Asia and Americas region coupled with the addition of four new vessels in the Southeast Asia region partially offset by the sale of three of the older vessels. The overall mix in capacity and day rates partially contributed $4.8 million to the revenue increase, while the continued strengthening of the Norwegian Kroner (NOK) against the U.S. Dollar contributed $2.7 million to the overall revenue improvement. There was also an increase in utilization, amounting to an increase of $0.1 million.
     Operating income increased 38.2%, or $12.9 million, from $33.9 million reported in second quarter of 2007 to $46.8 million during this year’s second quarter. In addition to the increase in revenue, we recognized a gain of $16.4 million related to the sale of the Sea Diligent and North Crusader during the quarter. Offsetting these improvements was an increase in direct operating expenses of $5.2 million, largely due to higher levels of repair and maintenance, an increase in the NOK against the U.S. Dollar and the addition of the new vessels. Depreciation and amortization expense increased by $2.1 million over the prior year quarter as a result of the addition of the new vessels, while general and administrative expenses increased by $0.8 million, principally related to increased incentive compensation expense and administrative costs.
North Sea
     Revenue in our North Sea region decreased by $6.5 million, a decrease of 11%, from $60.0 million in the second quarter of 2007 to $53.5 million in the second quarter of the current year. From the prior quarter, day rates decreased by 8.5% due to the transfer of some vessels from spot contracts to long term contracts and the softening of the spot market which reduced revenue by $7.5 million. Offsetting the decrease in day rates was a positive exchange rate effect, as the NOK strengthened against the U.S. Dollar, which partially offset the decrease in day rates by $2.0 million. Capacity decreased revenue by $1.6 million, largely due to the mobilization of the Highland Drummer, Highland Piper and the North Crusader out of the region. The decrease in capacity was partially offset by the addition of the North Promise in the later part of 2007. Operating income for the region increased by $0.7 million to $31.6 million. In addition to the decrease in revenue, direct operating and drydock cost increased by $3.1 million and $2.5 million respectively from the quarter ending June 30, 2007. Offsetting these items was the recognized gain of $13.0 million related to the sale of the North Crusader in the second quarter of 2008. Depreciation and amortization expense increased by $0.2 million resulting from the addition of the North Promise.
Southeast Asia
     Our Southeast Asia region showed a significant improvement in revenue during the second quarter of this year, more than doubling over the second quarter of 2007. Revenues increased from $8.5 million to $20.2 million. Day rates increased from $8,373 to $17,992, while capacity increased by $10.9 million. The increase in capacity was due to the full quarter effect of the 2007 addition of the Highland Drummer and the mobilization of the North Crusader into the region in the first quarter of 2008. In addition as part of the new build program, four new vessels came online beginning in the third quarter of 2007 through the current quarter. These vessels are the Sea Cheyenne, Sea Apache, Sea Kiowa and Sea Supporter. These increases in capacity were offset by the sale of the Sem Courageous in the first quarter of 2008, the Sea Diligent in the current quarter and the Sea Explorer and Sea Endeavor in the third quarter of 2007. Operating income for the region increased from $5.9 million to $18.7 million, an increase of $12.8 million quarter to quarter. In addition to the increase in revenue, drydock expense decreased by $1.4 million. These improvements were partially offset by an increase in direct operating expenses of $1.0 million, and an increase in depreciation and amortization expense of $1.3 million resulting from the increase in capacity. Also recognized, during the second quarter of this year, was a gain of $3.3 million on the sale of the Sea Diligent.
Americas
     Our Americas region revenue increased by $2.4 million, from $5.9 million in the second quarter of 2007 to $8.3 million in the second quarter of this year. This increase was primarily caused by the mobilization of the Highland Piper into the region during the second quarter of 2008, which increased capacity by $2.5 million and the result of the positive movement in exchange rates between the Brazilian Reis (BRL) and the U.S. Dollar. Offsetting these increases was a decrease in utilization from 97.2% to 85.5% which decreased revenue by $0.7 million. Operating income remained basically unchanged from the same quarter in 2007, even though revenue increased, as direct operating cost also increased by $1.1 million due to higher crew salaries and travel. Drydock expenses increased by $0.6 million and depreciation and amortization expense also increased by $0.4 million as a result of the amortization of the mobilization of the vessel into the region. General and administrative expense increased by $0.3 million due to increased salaries and start up cost related to the newly created U.S. operation.
Other
     Other expenses in the second quarter of 2008 decreased by $0.6 million compared to the prior year second quarter. This decrease was mainly caused by decreased interest expense, $1.1 million, due to the repayment of all outstanding balances on our revolving credit facility during 2007, coupled with increased capitalized interest being recorded in the second quarter of this year related to the vessels under construction. Interest income decreased by $0.5 million resulting from lower interest earned on lower cash balances throughout the quarter.
     Our income tax provision for the second quarter resulted in a credit to income tax expense of $0.4 million, compared to the $2.2 million charge, for the second quarter of 2007. The decrease in the 2008 period reflected a $1.0 million one-time benefit related to the 2007 changes to Norwegian tonnage tax laws plus increased profits in lower tax jurisdictions.
Comparison of the Six Months Ended June 30, 2008 with the Six Months Ended June 30, 2007
     For the six months ended June 30, 2008, we had net income of $79.0 million, or $3.40 per diluted share, on revenues of $165.2 million. During the same period in 2007, net income was $55.1 million, or $2.39 per diluted share, on revenues of $139.9 million.
     Our year to date revenue increased 18.2% or $25.4 million year over year. The overall mix in capacity and day rates increased revenue by $18.6 million, largely due to the additions of the North Promise and Sea Supporter in late 2007, as well as the Sea Cheyenne, Sea Apache and Sea Kiowa throughout 2008. This was offset in part by the sale of the Sem Courageous, Sea Explorer and Sea Endeavor in the later part of 2007 and the Sea Diligent and North Crusader in the second quarter of 2008. Also contributing to the revenue increase was the continued strength of primarily the NOK against the US$ which contributed $5.9 million to the overall increase. Utilization increased from

91.8% last year to 92.1% this year, for an increase of $0.9 million.
     Operating income increased by $20.0 million, from $61.3 million in 2007 to $81.3 million this year. While the increase in revenue was the main factor responsible for this increase, during 2008 we also recognized a gain of $16.4 million on the sale of two vessels. Partially offsetting these contributions was an increase in direct operating expenses of $8.0 million, due mainly to the addition of the new vessels, as well as the increase in the GBP and NOK exchange rate against the U.S. Dollar. Depreciation and amortization expense increased by $3.7 million also due to the addition of the new vessels. General and administrative expenses increased $3.0 million, resulting increased salaries, professional fees and administrative costs.
North Sea
     North Sea revenue increased 2.1%, or $2.3 million, from last year. The positive fluctuation in the exchange rates between the Pound Sterling (GBP) and NOK and the U.S. Dollar contributed $4.3 million to the increase in revenue while utilization rates increased from 91.3% to 93.8% thus resulting in an increase of $1.1 million. Capacity increased by $1.6 million, due to the full year effect of the Highland Prestige and North Promise partially offset by the mobilization of the Highland Drummer and Highland Piper out of the region. Partially offsetting was a decrease in day rates of $4.7 million resulting from lower spot market rates for both anchor handlers and large platform supply vessels during the first half of 2008. Operating income increased by $2.8 million, the majority of which is related to the gain of $13.0 million related to the sale of the North Crusader. Partially offsetting this was the increase in drydock expense of $0.9 million and an increase of direct operating costs of $5.4 million due mainly to the addition of the new vessels coupled with higher crew salaries and travel cost. Depreciation and amortization expense increased by $1.0 million, due to the addition of new vessels. General and administrative expenses also increased by $0.2 million due primarily to increased salaries.
Southeast Asia
     Revenue for our Southeast Asia based fleet increased by $19.2 million, from $17.2 million in the first six months of 2007 to $36.4 million in the same 2008 period. The increase was primarily attributable to an increase in the fleet size in the region. The increase resulted from the addition of the Sea Apache, Sea Cheyenne, and Sea Kiowa in 2008, the Sea Supporter in the later part of 2007, and we mobilized two vessels into the region in late 2007 and the first quarter of 2008. Partially offsetting the additions was the sale of the Sem Courageous and Sea Explorer in 2007 and the sale of the Sea Diligent in June 2008. In addition, day rates increased from $8,616 in 2007 to $16,179 in 2008, which contributed $0.9 million to the increase in revenue, resulting mainly from the addition of technologically advanced vessels into the region which command higher day rates. Operating income increased from $12.3 million in 2007 to $29.9 million this year. While the increase in revenue is the main factor attributing to this increase, the region also experienced a decrease in drydock expense of $0.7 million. Additionally, the sale of the Sea Diligent during the year contributed a gain of $3.3 million to the increase in operating income. Direct operating expense increased by $1.7 million resulting primarily from the net additions of the vessels into the region. Depreciation and amortization expense increased by $2.1 million also as a result of the additions of vessels to the region.
Americas
     Our Americas region revenue increased $3.9 million, from $11.0 million in 2007 to $14.9 million in 2008. The increase was the result of the combination of higher day rates and the positive fluctuation in exchange rates between BRL and the U.S. Dollar which contributed $1.7 million to the increase in revenue. The increase in capacity also contributed $2.6 million to the increase in revenue primarily resulting from the mobilization of the Highland Piper into the region in the first quarter of

2008. Utilization decreased from 94.2% last year to 86.7% this year, reducing revenue by $0.4 million. Operating income increased by $1.5 million, which was directly related to the increase in revenue, partially offset by increases in direct operating expenses of $0.9 million, drydock expenses of $0.7 million and depreciation expenses of $0.4 million. General and administrative expense increased by $0.4 million due to increased salaries, and start up cost related to the newly created U.S. operation.
Other
     In the six months ended June 30, 2008, other expenses totaled $1.5 million a decrease of $1.2 million from 2007. The decrease was attributed to a $2.5 million decrease in interest expense, and a $1.3 million decrease in interest income.
     Our income tax provision for the first half of 2008 was $0.7 million, a 0.92% effective tax rate, compared to a provision of $3.5 million for the same 2007 period, or 6.0% effective tax rate. The decrease in our effective tax rate is mainly a reflection of our higher pretax earnings in low tax jurisdictions coupled with a one-time $1.0 million Norwegian tax benefit related to the 2007 changes to Norway’s tonnage tax laws.
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
     As of June 30, 2008, we had total debt of $300.5 million, consisting of approximately $159.6 million of our 7.75% senior notes, and $140.9 million draw on our current $175 million revolver for the July 1, 2008 acquisition of Rigdon.
     Net working capital as of June 30, 2008 was $261.4 million, including $214.7 million in cash, as a result of borrowings of approximately $140.9 million under the company’s revolving credit agreement required to partially fund the cash purchase price of the Rigdon Marine Companies acquisition on July 1, 2008. Net cash provided by operating activities increased by $20.2 million to $76.6 million for the six months ended June 30, 2008. This increase was mainly due to improved financial performance in the first half of 2008, partially offset by working capital changes. Net cash used in investing activities was $41.9 million and $72.6 million for the six months ended June 30, 2008 and 2007, respectively. The decrease of $30.7 million reflects decreased payments on new build vessels, coupled with the higher proceeds from the disposition of two vessels.
     Most of our income tax liabilities are for deferred taxes. The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes, and accelerated tax depreciation has further mitigated current taxes outside the North Sea region.
     In the first half of 2008, we made approximately $54.0 million in payments related to the vessels under construction. Drydocking expenditures for the first six months of 2008 were $6.3 million.
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
     In addition, we have sold a Southeast Asia based vessel in July of 2008 that would result in cash proceeds of approximately $2.6 million.
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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	1 US$ =
GBP	0.507	0.503	0.506	0.507
NOK	5.069	6.01	5.19	6.116
Euro	0.639	0.742	0.653	0.752
     Our North Sea based fleet generated $114 million in revenues and $58.1 million in operating income for the six months ended June 30, 2008.
     Reflected in the accompanying balance sheet as of June 30, 2008, is $143.6 million in accumulated other comprehensive income, which fluctuates, based on differences in foreign currency exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Changes in other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.
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
     One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations. However, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. The balance sheet reflects the change in the fair value of the foreign currency contracts and purchase commitments of $11.7 million, an increase of $5.0 million from year-end 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of July 3, 2008, the fair value of these notes, based on quoted market prices, was approximately $159.6 million compared to a carrying amount of also $159.6 million.

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
     Other information required under Item 3 has been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein.
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

PART II OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS
     At our annual meeting of Stockholders held on May 18, 2008, our stockholders approved the election of all nominated directors as follows:

Name of Nominee	For	Withheld
Peter I. Bijur	19,672,876	1,160,229
David J. Butters	18,837,850	1,995,255
Marshall A. Crowe	20,542,391	290,714
Louis S. Gimbel, 3rd	20,524,958	308,147
Sheldon S. Gordon	20,562,764	270,341
Robert B. Millard	20,562,764	270,341
Robert T. O’Connell	20,004,842	828,263
Rex C. Ross	20,523,148	309,957
Bruce A. Streeter	20,500,553	332,552
     At our annual meeting of Stockholders held on May 18, 2008, our stockholders approved the selection of UHY LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008, as follows:

For	Against	Abstained
20,819,184	7,177	6,742
ITEM 5. OTHER INFORMATION
     On July 1, 2008, subsequent to the period covered by this report, we acquired 100% of the membership interests in Rigdon Marine Holdings, L.L.C. (“Rigdon Holdings”) and all the shares of common stock of Rigdon Marine Corporation not owned by Rigdon Holdings for consideration of $271 million (plus or minus certain post-closing adjustments), consisting of $150 million in cash and approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $121 million at closing, plus the assumption of $269 million in debt. We financed the cash portion of the consideration with both cash on hand and by borrowing $140.9 million under our current $175 million revolver, which borrowing took place during the second quarter of 2008.

ITEM 6. EXHIBITS
Exhibits
     See Exhibit Index for the list of Exhibits filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)
By:	/s/ Edward A. Guthrie
Edward A. Guthrie
Executive Vice President and Chief Financial Officer

Date: July 31, 2008

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Certificate of Incorporation, dated December 4, 1996	Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002

3.4	Bylaws, dated December 6, 1996	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

3.5	Amendment No. 1 to Bylaws	Incorporated by reference to Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibit 3.4 for provisions of the Bylaws defining the rights of the holders of Common Stock	Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 and Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141 filed on March 28, 1997

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	Registration Rights Agreement	Incorporated by reference to Exhibit 4.5 in Form 8-K, filed on July 7, 2008

10.1	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan	Incorporated by reference to Exhibit A of our Proxy Statement on Form DEF 14A, filed on April 21, 2005

10.2	Amendment No. 1 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan	Incorporated by reference to Exhibit 4.8.2 to our Registration Statement on Form S-8, Registration No. 333-143258 filed on May 25, 2007

10.3	Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan	Incorporated by reference to our current report on Form 8-K, filed on May 18, 2006

10.4	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan	Incorporated by reference to Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.5	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan	Incorporated by reference to Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.6	Membership Interest and Stock Purchase Agreement among GulfMark Offshore, Inc., Rigdon Marine Corporation, Rigdon Marine Holdings, L.L.C., all the members	Filed herewith

Exhibit No.	Document Description

of Rigdon Marine Holdings, L.L.C., Sherwood Investment, L.L.C., John J. Tennant III Irrevocable Trust, Brian M. Bowman Irrevocable Trust, and Bourbon Offshore, dated May 28, 2008

10.7	Assignment and Assumption Agreement between GulfMark Offshore, Inc. and GulfMark Management, Inc., dated June 30, 2008	Filed herewith

10.8	Non-Competition and Non-Solicitation Agreement between GulfMark Offshore, Inc. and Larry T. Rigdon, dated July 1, 2008	Filed herewith

10.9	Operating Agreement and By-laws of Jackson Offshore, LLC, by and between Rigdon Marine Corporation, Lee Jackson, and Bourbon Offshore Holdings SAS, dated August 16, 2006	Filed herewith

10.10	Delphin Marine Logistics Limited Joint Venture Agreement, by and between Rigdon Marine Corporation, Mariners Haven Limited and Delphin Marine Logistics Limited, dated February 29, 2008	Filed herewith

10.11	Senior Secured Credit Facility Agreement among Rigdon Marine Corporation and DVB Bank NV, as Underwriter, Arranger, Agent, Security Trustee, Swap Bank and Book Manager, and the lenders that are parties thereto, dated December 28, 2005	Filed herewith

10.12	Amendment No. 1 to Senior Secured Credit Facility Agreement among Rigdon Marine Corporation, DVB Bank NV, as Underwriter, Arranger, Agent, Security Trustee, Swap Bank and Book Manager, and the lenders that are parties thereto, dated February 28, 2006	Filed herewith

10.13	Amendment No. 2 to Senior Secured Credit Facility Agreement among Rigdon Marine Corporation, DVB Bank NV, as Underwriter, Arranger, Agent, Security Trustee, Swap Bank and Book Manager, DVB Bank AG, as Swap Bank, and the lenders that are parties thereto, dated May 9, 2007	Filed herewith

10.14	Amendment No. 3 to Senior Secured Credit Facility Agreement among Rigdon Marine Corporation, DVB Bank NV, as Underwriter, Arranger, Book Manager, Facility Agent and Security Trustee, DVB Bank AG, as Swap Bank, and the lenders that are parties thereto, dated July 1, 2008	Filed herewith

Exhibit No.	Document Description

10.15	Guaranty given by GulfMark Offshore, Inc. in favor of DVB Bank NV pursuant to Senior Secured Credit Facility Agreement, dated July 1, 2008	Filed herewith

10.16	First Preferred Fleet Mortgage by Rigdon Marine Corporation in favor of DVB Bank NV dated as of December 28, 2005	Filed herewith

10.17	Amendment No. 1 to First Preferred Fleet Mortgage dated July 1, 2008	Filed herewith

10.18	Subordination Agreement between DVB Bank NV, as Agent for Senior Lenders, DVB Bank NV, as Agent for the Junior Lenders, and Rigdon Marine Corporation, as Borrower, dated July 1, 2008	Filed herewith

10.19	Assignment, Assumption, Amendment and Restatement of Loan Agreement Providing for a US$85,000,000 Subordinated Secured Credit Facility between Bourbon Capital U.S.A., Inc., as Assignor, Rigdon Marine Corporation, as Borrower, DVB Bank NV, as Facility Agent and Security Trustee, and the lenders that are parties thereto, dated July 1, 2008	Filed herewith

10.20	Guaranty given by GulfMark Offshore, Inc. in favor of DVB Bank NV, pursuant to Assignment, Assumption, Amendment and Restatement of Loan Agreement, dated July 1, 2008	Filed herewith

10.21	Second Preferred Fleet Mortgage by Rigdon Marine Corporation in favor of Bourbon Capital U.S.A., Inc. dated December 28, 2005, as supplemented by Supplement Nos. 1, 2, 3, 4, 5, 6 and 7, dated August 20, 2007, October 22, 2007, November 30, 2007, December 18, 2007, February 26, 2008, February 29, 2008 and June 27, 2008, respectively	Filed herewith

10.22	Assignment of Second Preferred Fleet Mortgage between Bourbon Capital U.S.A., Inc., as Assignor, and DVB Bank NV, as Assignee, dated July 1, 2008	Filed herewith

10.23	Amendment to Second Preferred Fleet Mortgage by Rigdon Marine Corporation in favor of DVB Bank NV, as Security Trustee dated July 1, 2008	Filed herewith

10.24	US $25,000,000 Secured Reducing Revolving Loan and Letter of Credit Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA dated June 1, 2006 as amended and Restated by a First Supplemental Agreement dated June 5, 2008	Filed herewith

10.25	First Supplemental Agreement to Loan Agreement dated June 1, 2006 between GulfMark Offshore, Inc. and DnB NOR Bank ASA dated June 5, 2008	Filed herewith

10.26	US $60,000,000 Secured Reducing Revolving Loan Facility Agreement between Gulf Marine Far East PTE. LTD. dated June 5, 2008	Filed herewith

31.1	Section 302 certification for B.A. Streeter	Filed herewith

31.2	Section 302 certification for E.A. Guthrie	Filed herewith

32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith

Exhibit No.	Document Description

32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith