Form 10-Q
period 2008-09-30
GULFMARK OFFSHORE INC
filed 2008-10-29
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Number of shares of Common Stock, $0.01 Par Value, outstanding as of October 29, 2008:  25,350,044.

(Exhibit Index Located on Page 28)

GulfMark Offshore, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,451	$40,119
Trade accounts receivable, net allowance for doubtful accounts of $264 in 2008
and $149 in 2007	107,998	87,243
Other accounts receivable	8,430	3,399
Prepaid expenses and other current assets	8,088	3,273
Total current assets	163,967	134,034
Vessels and equipment at cost, net of accumulated depreciation of $211,932 in
2008 and $218,342 in 2007	1,117,749	641,333
Construction in progress	132,577	112,667
Goodwill	129,020	34,264
Intangibles	33,877	-
Fair value hedge	7,758	6,740
Deferred costs and other assets	10,373	4,974
Total assets	$1,595,321	$934,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,889	$21,409
Income taxes payable	5,077	2,516
Accrued personnel costs	19,909	17,872
Accrued interest expense	2,845	5,793
Accrued professional fees	1,993	982
Other accrued liabilities	3,599	1,906
Current portion of long-term debt	18,970	-
Total current liabilities	79,282	50,478
Long-term debt	468,411	159,558
Long-term income taxes:
Deferred tax liabilities	114,780	2,731
Income tax liabilities – FIN 48	10,255	9,060
Other income taxes payable	20,139	23,602
Fair value hedge	7,758	6,740
Cash flow hedge	2,967	-
Other liabilities	4,763	5,752
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 25,351 and 22,983
shares issued, respectively	250	227
Additional paid-in capital	351,074	211,004
Retained earnings	461,310	336,846
Accumulated other comprehensive income	76,383	128,308
Treasury stock, at cost	(7,068)	(4,200)
Deferred compensation expense	5,017	3,906
Total stockholders’ equity	886,966	676,091
Total liabilities and stockholders’ equity	$1,595,321	$934,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except shares and per share amounts)

Revenue	$124,616	$74,717	$289,857	$214,571
Costs and expenses:
Direct operating expenses	46,482	26,876	104,092	76,478
Drydock expense	3,504	3,068	9,826	8,539
General and administrative expenses	11,123	7,482	29,321	22,699
Depreciation and amortization expense	13,463	7,615	31,726	22,147
Gain on sale of assets	(2,347)	(4,131)	(18,757)	(10,393)
Total costs and expenses	72,225	40,910	156,208	119,470
Operating income	52,391	33,807	133,649	95,101
Other income (expense):
Interest expense	(5,151)	(1,464)	(7,268)	(6,114)
Interest income	385	825	977	2,696
Foreign currency gain (loss)	134	(772)	(185)	(1,404)
Other	2,144	906	2,508	1,626
Total other expense, net	(2,488)	(505)	(3,968)	(3,196)
Income before income taxes	49,903	33,302	129,681	91,905
Income tax provision	(4,484)	(2,070)	(5,217)	(5,599)
Net income	$45,419	$31,232	$124,464	$86,306
Earnings per share:
Basic	$1.83	$1.39	$5.33	$3.85
Diluted	$1.78	$1.35	$5.19	$3.73
Weighted average shares outstanding:
Basic	24,865	22,497	23,358	22,413
Diluted	25,445	23,198	23,994	23,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008

	Common Stock at $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders' Equity
					Shares	Amount
	(In thousands)

Balance at December 31, 2007	$227	$211,004	$336,846	$128,308	(172)	$(4,200)	$3,906	$676,091
Net income			124,464					124,464
Issuance of common stock	22	139,907						139,929
Exercise of stock options	1	163						164
Shares reacquired					(27)	(1,757)		(1,757)
Deferred compensation plan					(21)	(1,111)	1,111	-
Translation adjustment				(51,925)				(51,925)
Balance at September 30, 2008	$250	$351,074	$461,310	$76,383	(220)	$(7,068)	$5,017	$886,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$124,464	$86,306
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	31,726	22,147
Gain on sale of assets	(18,757)	(10,393)
Amortization of stock based compensation	4,258	3,007
Amortization of deferred financing costs on debt	535	528
Adjustment for doubtful accounts receivable, net of write-offs	141	(196)
Deferred income tax expense	3,301	2,800
Foreign currency transaction loss	188	1,258
Change in operating assets and liabilities:
Accounts receivable	(8,888)	(20,641)
Prepaids and other	673	(897)
Accounts payable	817	4,902
Accrued liabilities and other	(9,943)	(2,578)
Net cash provided by operating activities	128,515	86,243
Cash flows from investing activities:
Purchases of vessels and equipment	(93,125)	(124,835)
Proceeds from disposition of vessels and equipment	23,948	13,275
Cash received with acquisition of business	31,028	-
Consideration paid for acquired business	(152,621)	-
Net cash used in investing activities	(190,770)	(111,560)
Cash flows from financing activities:
Proceeds from debt, net of debt financing costs	163,399	250
Repayments of debt	(101,798)	(1,077)
Proceeds from exercise of stock options	163	761
Proceeds from issuance of common stock	362	304
Net cash provided by financing activities	62,126	238
Effect of exchange rate changes on cash and cash equivalents	(539)	2,920
Net decrease in cash and cash equivalents	(668)	(22,159)
Cash and cash equivalents at beginning of the period	40,119	82,759
Cash and cash equivalents at end of period	$39,451	$60,600
Supplemental cash flow information:
Interest paid, net of interest capitalized	$9,445	$8,397
Income taxes paid	$2,854	$207

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

In the opinion of management, all adjustments, which include reclassifications and normal recurring adjustments, necessary to present fairly the financial statements for the periods indicated have been made.  All significant intercompany accounts have been eliminated.  Certain reclassifications of previously reported information may be made to conform with current year presentation.

We provide marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our fleet of vessels provides various services that support the ongoing operation and construction of offshore oil and natural gas facilities and drilling rigs, including the transportation of materials, supplies and personnel, and the positioning of drilling structures. Our operations are in the North Sea, offshore Southeast Asia and the Americas.  Periodically, we will contract vessels into other regions to meet customers’ requirements.

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the treasury stock method for common stock equivalents.  The details of our EPS calculation are as follows (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
			Amount			Amount
Earnings per share, basic	$45,419	24,865	$1.83	$31,232	22,497	$1.39
Dilutive effect of common stock options and unvested restricted stock		580			701
Earnings per share, diluted	$45,419	25,445	$1.78	$31,232	23,198	$1.35

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
			Amount			Amount
Earnings per share, basic	$124,464	23,358	$5.33	$86,306	22,413	$3.85
Dilutive effect of common stock options and unvested restricted stock		636			714
Earnings per share, diluted	$124,464	23,994	$5.19	$86,306	23,127	$3.73

(2)    OTHER COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$45,419	$31,232	$124,464	$86,306
Comprehensive income:
Foreign currency translation	(64,230)	17,828	(48,958)	38,777
Interest rate hedge	(2,967)	-	(2,967)	-
Other comprehensive income	$(21,778)	$49,060	$72,539	$125,083

Our accumulated other comprehensive income relates to our cumulative foreign currency translation adjustment and interest rate hedge.

(3)           RIGDON ACQUISITION

On July 1, 2008, under the terms of a Membership Interest and Stock Purchase Agreement, we acquired 100% of the membership interests of Rigdon Marine Holdings, L.L.C. (“Rigdon Holdings”) and all the shares of common stock of Rigdon Marine Corporation (“Rigdon Marine”, together with Rigdon Holdings, “Rigdon”) not owned by Rigdon Holdings  for consideration of $554.7 million, consisting of $152.6 million in cash and approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $133.2 million, plus the assumption of $268.9 million in debt (the “Rigdon Acquisition”).  We financed the cash portion of the consideration with cash on hand and borrowing of $140.9 million under our current $175 million revolver, which borrowing took place during the second quarter of 2008.  In conjunction with the Rigdon Acquisition, we assumed and immediately repaid the outstanding balance of $32.8 million on a construction loan facility maintained by Rigdon Holdings.  At July 1, 2008, Rigdon operated a fleet of 22 technologically advanced offshore supply vessels primarily in the domestic Gulf of Mexico, with six additional vessels under construction to be delivered by the third quarter of 2009, three of which have been delivered.

As of July 1, 2008, the purchase price was allocated to the acquired company based on the estimated fair values as follows (in thousands):

Consideration:
Cash	$150,000
Purchase Price adjustments	2,621
Common stock	133,151
Net consideration	285,772
Debt assumed	268,935
Purchase Price	$554,707

Net book value of acquisition	$57,139
Elimination of minority interest	7,661
Vessels step-up to fair market value	172,201
Construction in progress step-up for fair market value	10,500
Intangibles step-up to fair market value	34,598
Deferred income taxes	(83,138)
Pre-acquisition goodwill	(7,200)
Restructuring liabilities	(1,970)
Goodwill	97,201
Adjustment to book value	(1,220)
$285,772

The purchase price allocation of the Rigdon Acquisition has been recorded at estimated fair values at the completion of the acquisition, with the excess of the purchase price over the sum of these fair values recorded as goodwill.  The amounts reflected in the table below are based on estimates of fair market values (in thousands).

Depreciable vessels and equipment	$441,415
Construction in Progress	46,982
Customer relationships	34,598

Customer relationships represent a key intangible asset that has a separate and distinct value apart from both the purchased tangible assets and goodwill.  The customer relationships are primarily with large, stable customers with whom Rigdon has had long-term relationships based on the experience of management in the industry, the nature and size of the customers, and the nature of the industry.  The customer relationships were valued using the excess earning method under the income approach.  The method reflects the present value of the operating cash flows generated by the existing customer relationships after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital.  This balance will be amortized using the straight-line method over a 12 year period based on the estimated attrition rates and computation of the incremental value derived from the existing relationships.

The proforma effect of the acquisition and the associated financing on the historical results for the three and nine month periods ending September 30, 2008 and 2007 are presented in the following table as if the transaction had occurred on January 1, 2007 (in thousands, except earnings per share).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$124,616	$92,164	$344,857	$264,491
Operating income	52,391	37,235	153,758	108,611
Net income	45,419	29,623	128,667	84,608
Basic earnings per share	$1.83	$1.32	$5.17	$3.77

With operations in the U.S. Gulf of Mexico, we are subject to the Merchant Marine Act of 1920, (as amended, the “Jones Act”), which requires that vessels carrying cargo between U.S. ports, which is known as coastwise trade, be documented under the laws of the United States and controlled by U.S. citizens.

(4)           FLEET EXPANSION AND RENEWAL PROGRAM

The size of our fleet has increased by 32 to 93 vessels since December 31, 2007, principally as a result of the addition of 22 owned vessels from the Rigdon Acquisition, and the addition of nine managed vessels and our fleet upgrade and modernization initiative.  The initiative resulted in the delivery of six new build program vessels to the fleet, enhancing our capability to service customers in more demanding environments around the world and resulting in the sale of five of our older, smaller vessels, whose age averaged over 25 years to buyers generally outside of our normal market.

Vessel Additions Since December 31, 2007
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Deliverd
Sea Apache	SEA	AHTS	2008	250	10,700	2,700	Jan 2008
Sea Kiowa	SEA	AHTS	2008	250	10,700	2,700	Mar 2008
Sea Choctaw	SEA	AHTS	2008	250	10,700	2,700	Jul 2008
Knock Out	Americas	PSV	2008	190	3,894	1,860	Aug 2008
Albacore	Americas	Crew	2008	165	7,200	331	Aug 2008
Mako	Americas	FSV	2008	181	7,200	543	Oct 2008

Vessels Sold Since December 31, 2007
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Sold
Sea Diligent	SEA	SmAHTS	1981	192	4,610	1,219	Jun 2008
North Crusader	N. Sea	AHTS	1984	236	12,000	2,064	Jun 2008
Sem Valiant	SEA	SmAHTS	1981	191	3,900	1,220	Jul 2008
Sea Eagle	SEA	SmAHTS	1976	185	3,850	1,215	Sep 2008
North Fortune	N. Sea	Lg PSV	1983	264	6,120	3,366	Oct 2008

We also manage a number of vessels for third-party owners, providing support services ranging from chartering assistance to full operational management.  Although these managed vessels provide limited direct financial contribution, the added market presence can provide a competitive advantage for the manager.  The following table summarizes the overall fleet changes since December 31, 2007:

GulfMark Offshore Consolidated

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2007	47	14	61
New Build Program	6	-	6
Vessel Additions	22	9	31
Vessel Sales	(5)	-	(5)
Total	70	23	93

During the period 2000-2006, we added 15 new vessels to the fleet as part of our long-range growth strategy—nine in the North Sea, three in the Americas and three offshore Southeast Asia.  In continuation of our growth strategy, we committed in 2005 to build six new 10,600 BHP AHTS vessels for a total cost of approximately $140 million.  The vessels are of a new design we developed in conjunction with the builder, which incorporate Dynamic Positioning 2 (DP-2) certification and Fire Fighting Class 1 (FiFi-1).  They have a large carrying capacity of approximately 2,700 tons.  Keppel Singmarine Pte, Ltd. is building these vessels primarily to meet the growing demand of our customer base offshore Southeast Asia.  Four of these vessels have been delivered to date beginning with the Sea Cheyenne in October 2007, the Sea Apache in January 2008, the Sea Kiowa in March 2008 and the Sea Choctaw in July 2008.  The final two vessels in this group are scheduled for delivery in the first quarter of 2009.

We agreed to participate in a joint venture with Aker Yards ASA for the construction of two large PSVs, the Highland Prestige and the North Promise.  We subsequently acquired 100% of the interests in both vessels prior to the delivery of the vessels in the second quarter of 2007 and the third quarter of 2007.  Additionally, during the first quarter of 2007, we further committed to build two new PSVs, similar to the design of the North Promise and Highland Prestige but with a double-layer hull and various environmental enhancements.  Aker Yards ASA is building these vessels at a combined cost of approximately $91 million, with estimated delivery dates in late 2009 and the first half of 2010.

In the third quarter of 2007, we entered into agreements with two shipyards to construct five additional vessels.  Bender Shipbuilding & Repair Co., Inc., a Mobile, Alabama based company, was contracted to build three PSVs and Gdansk Shiprepair Yard “Remontowa” SA, a Polish company, was contracted to build two AHTS vessels.  The estimated total cost of the five new build vessels is $130 million.  The first of these vessels is scheduled to be delivered in the fourth quarter of 2009 and the last of the five is scheduled to be delivered in the third quarter of 2010.

In connection with the Rigdon Acquisition, we acquired construction contracts for six vessels; one PSV; three FSVs; and two crew boats.  The Knockout PSV and the Albacore crew boat have been delivered subsequent to the Rigdon Acquisition.  The remaining FSV was delivered in October 2008, while one crew boat is to be delivered in the fourth quarter of 2008 and the last two FSVs are to be delivered in the second quarter of 2009.  The total of the remaining construction payments on the vessels in the Rigdon new build program that have yet to be delivered is approximately $7 million.

During August 2007, we entered into a series of forward currency contracts relative to future milestone payments for the construction of the six Keppel vessels and the two Aker Yards vessels.  As of September 30, 2008, the positive foreign currency change on the remaining forward contracts was $7.8 million.  The forward contracts are designated as fair value hedges and deemed highly effective with the foreign currency change reflected in the overall construction cost of the vessels.

        Historically, our strategy has been to sell older vessels in our fleet when the appropriate opportunity arises.  Consistent with this strategy, in January 2007, we sold the North Prince, one of our oldest North Sea based vessels.  The proceeds from this sale were $5.7 million, and we recognized a gain on the sale of $5.0 million.  During the course of 2007, we also completed the sale of three small 1981-built AHTS’s based in Southeast Asia for proceeds totaling $10.1 million, recognizing a gain of $7.2 million.  In the second quarter of 2008, we completed the sale of two pre-1985 built AHTS vessels, the Sea Diligent and the North Crusader, generating sales proceeds of $21.0 million and a gain of $16.4 million, which was recognized in the second quarter of 2008.  Additionally, in the third quarter of 2008, we sold the Sem Valiant and the Sea Eagle, each older Southeast Asia based AHTS, for a total gain of approximately $2.3 million recognized in the third quarter 2008 results.  We believe the timing of these sales fits well with our Southeast Asia new build delivery schedule.  Also, in October, 2008, we completed the sale of one of our older North Sea vessels, the North Fortune.  The net proceeds received from the sale were approximately $18.6 million which will result in a gain of approximately $16.1 million in the fourth quarter of 2008.

Interest is capitalized in connection with the construction of vessels. During the three month period ended September 30, 2008 and 2007, $2.9 million and $2.0 million, respectively, were capitalized.  During the nine month period ended September 30, 2008 and 2007, $7.8 million and $4.3 million, respectively was capitalized.

(5)           INCOME TAXES

We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings.  Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between income before income taxes and the income tax provision or benefit.  Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax.  These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Further, as part of our 2007 Southeast Asia region realignment we began the movement of certain of our vessels into our Singapore subsidiary, which in late 2007 had been granted Approved International Shipping (“AIS”) status by the Singapore Maritime & Port Authority. This AIS status provides for a ten year tax exemption, with additional extensions available, for vessel profits in the Singapore subsidiary. During the three months ended September 30, 2008, a significant portion of our income was derived principally from lower tax jurisdictions.

During the fourth quarter of 2007, the Norwegian taxing authority enacted tonnage tax legislation as part of their 2008 budgetary process where they repealed the previous tonnage tax system which had been in effect from 1996 to 2006, and created a new tonnage tax system from January 2007 forward which is similar to other EU tonnage tax systems.  Companies that participated in the repealed Norwegian tonnage tax system are now required to pay the tax on accumulated untaxed shipping profits as of December 31, 2006.  Two-thirds of the liability is payable in equal installments over ten years beginning in 2008, while the remaining one-third of the tax liability can be met through qualified environmental expenditures on Norwegian flagged vessels.  As of December 31, 2007, we recorded current income tax expense of $25.3 million related to this repealed tonnage tax liability. During the quarter ended June 30, 2008 the Norwegian tax authorities provided additional guidance regarding the calculation of the accumulated untaxed shipping profits as of December 31, 2006 resulting in the previously recorded liability being reduced by $1.0 million, which was recorded as a discrete, or one time, tax benefit in our tax provision. This revision, along with the first of the ten annual installment payments having been paid in the quarter ended June 30, 2008, resulted in our balance sheet including a $1.5 million or NOK 8.8 million current income tax payable for one-tenth of the remaining liability and a $19.6 million or NOK 114.7 million other long term liability. Of this long term payable, $12.1 million or NOK 70.6 million is payable over eight years and $7.5 million or NOK 44.1 million represents the one-third environmental portion of the total liability that we expect to fully utilize before the recently extended deadline of December 31, 2021.

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

(6)           COMMITMENTS AND CONTINGENCIES

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities and claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.

(7)           NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS No. 160) which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Early adoption is prohibited. We are currently assessing SFAS No. 160 and have not yet determined the impact that the adoption of SFAS No. 160 will have on our results of operations or financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB No. 60” (SFAS No. 163).  SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of the Statement.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or FSP No. FAS 157-3.  FSP No. FAS 157-3 clarifies the application of FASB Statement 157, Fair Value Measurement, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP No. FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”, or FSP No. FAS 133-1 and FIN 45-4.  This FSP amends FASB Statement No. 133,  “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedding in a hybrid instrument.  This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Further, this FSP clarifies the intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The provisions of this FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods ending after November 15, 2008.  This FSP encourages the amendments to Statement 133 and Interpretation 45 to be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  This clarification of the effective date of Statement 161 is effective upon issuance of the FSP. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

(8)           OPERATING SEGMENT INFORMATION

We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  Our management evaluates segment performance primarily based on operating income.  Cash and debt are managed centrally.  Because the regions do not manage those items, the gains and losses on foreign currency re-measurements associated with these items are excluded from operating income.  Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table and detailed discussions below:

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2008
Revenue	$59,169	$21,094	$44,353	$-	$124,616
Direct operating expenses	23,677	4,493	18,312	-	46,482
Drydock expense	1,628	(211)	2,087	-	3,504
General and administrative expenses	2,837	511	2,765	5,010	11,123
Depreciation and amortization expense	5,328	1,512	6,452	171	13,463
Gain on sale of assets	(6)	(2,340)	(1)	-	(2,347)
Operating income (loss)	$25,705	$17,129	$14,738	$(5,181)	$52,391

Quarter Ended September 30, 2007
Revenue	$58,117	$10,940	$5,660	$-	$74,717
Direct operating expenses	22,405	1,433	3,038	-	26,876
Drydock expense	2,670	164	234	-	3,068
General and administrative expenses	2,744	567	387	3,784	7,482
Depreciation and amortization expense	6,245	642	690	38	7,615
Gain on sale of assets	-	(4,131)	-	-	(4,131)
Operating income (loss)	$24,053	$12,265	$1,311	$(3,822)	$33,807

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months Ended September 30, 2008
Revenue	$173,129	$57,497	$59,231	$-	$289,857
Direct operating expenses	68,358	9,862	25,872	-	104,092
Drydock expense	6,750	234	2,842	-	9,826
General and administrative expenses	8,996	1,423	3,897	15,005	29,321
Depreciation and amortization expense	18,249	4,698	8,312	467	31,726
Gain on sale of assets	(13,043)	(5,713)	(1)	-	(18,757)
Operating income (loss)	$83,819	$46,993	$18,309	$(15,472)	$133,649

Nine Months Ended September 30, 2007
Revenue	$169,782	$28,103	$16,686	$-	$214,571
Direct operating expenses	61,673	5,121	9,684	-	76,478
Drydock expense	6,926	1,306	307	-	8,539
General and administrative expenses	8,684	819	1,091	12,105	22,699
Depreciation and amortization expense	18,151	1,700	2,197	99	22,147
Gain on sale of assets	(5,013)	(5,380)	-	-	(10,393)
Operating income (loss)	$79,361	$24,537	$3,407	$(12,204)	$95,101

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 1, 2008, under the terms of a Membership Interest and Stock Purchase Agreement, we acquired 100% of the membership interests of Rigdon Holdings and all the shares of common stock of Rigdon Marine not owned by Rigdon Holdings  for consideration of $554.7 million, consisting of $152.6 million in cash, approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $133.2 million, plus the assumption of $268.9 million in debt.  We financed the cash portion of the consideration with cash on hand and borrowing of $140.9 million under our current $175 million revolver, which borrowing took place during the second quarter of 2008.  Rigdon operates a fleet of 22 technologically advanced offshore supply vessels primarily in the domestic Gulf of Mexico, with six additional vessels under construction to be delivered by the third quarter of 2009, three of which have been delivered.  Rigdon operations are included in our Americas operating segment.

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas.  Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. Our fleet has grown in both size and capability from an original 11 vessels acquired in 1990 to our present level of 93 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels.  Our fleet includes 70 owned vessels and 23 managed vessels.

Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices.  Oil and natural gas prices are affected by a host of geopolitical and economic forces including the fundamental principles of supply and demand.  The recent volatility in commodity prices, where both oil and natural gas prices have far surpassed historical highs and subsequently have declined at times to levels approximating 50% of those highs, has underscored the sensitivity of these prices to world economic conditions.  Commitments from the oil and natural gas companies for the exploration and development of new and existing reserves had reached historic levels prior to the current worldwide credit and liquidity crises.  There have recently been a number of announcements from both major and sovereign owned oil and natural gas companies that expenditures for these activities in 2009 may not be increased to the levels that had previously been anticipated due to the effects of the current economic difficulties.  During the period 2002 through early 2004, the industry, for a variety of different reasons, including consolidation among the oil and natural gas companies, curtailed expenditures which was then followed by four years of sustained growth.  It is, therefore, difficult to predict at this time the impact, if any, that the current economic factors will have on the oil and gas industry and consequently on the offshore support industry in the near or long term.  We believe we have strategically positioned our vessel contracts to minimize near term impacts of a reduction in oil and gas exploration and development expenditures.

The operations of our fleet may be subject to seasonal factors.  Operations in the North Sea are often at their highest levels during the summer months, from April to August, and at their lowest levels during the winter, from November to February.  Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year.  We have historically, to the extent possible, accomplished the majority of our regulatory drydocks during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods.  When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period.   The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will continue to influence the timing of drydocks throughout the year.  During the third quarter of 2008, we had 87 drydock days, compared to 74 drydock days in the same quarter last year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue by Region (000’s) (a):
North Sea Based Fleet (b)	$59,169	$58,117	$173,129	$169,782
Southeast Asia Based Fleet	21,094	10,940	57,497	28,103
Americas Based Fleet	44,353	5,660	59,231	16,686

Rates Per Day Worked (a) (b) (c):
North Sea Based Fleet	23,449	22,941	23,389	22,684
Southeast Asia Based Fleet	18,844	10,470	17,062	9,254
Americas Based Fleet	16,815	11,132	16,164	11,072

Overall Utilization (c):
North Sea Based Fleet	94.1%	94.5%	93.9%	92.7%
Southeast Asia Based Fleet	97.2%	96.6%	93.2%	93.4%
Americas Based Fleet	93.9%	94.2%	91.7%	94.2%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet	27.0	28.2	27.4	28.7
Southeast Asia Based Fleet	12.8	12.0	13.5	12.2
Americas Based Fleet	31.0	6.0	14.8	6.0
Total	70.8	46.2	55.7	46.9

(a)	Includes all owned or bareboat chartered vessels.

(b)
Revenue for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period.  The average equivalent exchange rate per one US$ for the period indicated is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	1 US$ =
GBP	0.528	0.495	0.513	0.503
NOK	5.359	5.750	5.244	5.992
Euro	0.665	0.727	0.657	0.744

(c)	Rates per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(d)
Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period.  Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2008 with the Three Months Ended September 30, 2007

The quarter ended September 30, 2008, generated net income of $45.4 million, or $1.78 per diluted share, on revenue of $124.6 million.  In comparison, for the same quarter of 2007, we had net income of $31.2 million, or $1.35 per diluted share, on revenue of $74.7 million.  The majority of the increase is primarily the result of the Rigdon Acquisition in July 2008, and the impact from the delivery of the new vessels.

Operating income increased $18.6 million, or 55.0%, from $33.8 million in the third quarter of 2007 to $52.4 million in the third quarter of 2008.  This increase was due mainly to Rigdon Acquisition which contributed $14.1 million to the increase.  In addition, four of the new build vessels that were delivered in late 2007 and throughout 2008 also contributed to the increase in operating income.

North Sea

Revenue in the North Sea based fleet increased by $1.1 million from $58.1 million in the 2007 quarter to $59.2 million in the current reporting quarter.  This increase was due to a slight increase in day rates and the full quarter effect of the delivery of a new vessel, the North Promise, in 2007.  This is offset somewhat by the mobilization of two vessels, the North Crusader and the Highland Piper, out of the region in early 2008.  Operating income for the region increased by $1.7 million during the current reporting quarter compared to the same quarter in 2007, mainly as a result of the increase in revenue coupled with lower drydock expense.

Southeast Asia

Revenue for the Southeast Asia based fleet increased $10.2 million or 92.8% from the third quarter of 2007.  The increase in revenue is due to the combination of higher capacity and higher day rates as a result of the delivery of four new vessels: Sea Cheyenne, Sea Apache, Sea Choctaw and Sea Supporter.  Day rates increased from $10,470 in the third quarter of 2007 to $18,844 in the current year quarter.  Operating income increased $4.9 million from $12.3 million in the quarter ended September 30, 2007, to $17.1 million during the same quarter in 2008.  The increase was due primarily to the higher day rates, but was reduced by higher direct operating cost, offset somewhat by lower drydock cost.  In addition, two of the region’s older vessels, the Sem Valiant and the Sea Eagle, were sold in the quarter.  The sale resulted in a gain of $2.3 million; however, this was a reduction of $1.8 million from the previous year quarter.  Depreciation expense increased from quarter to quarter by $0.9 million due to the delivery of the new vessels offset by the sale of the older vessels.

Americas

The Americas based fleet revenue increased by $38.7 million, from $5.7 million during the third quarter of 2007 to $44.4 million during the third quarter of 2008.  The increase is due primarily  to $34.8 million resulting from the Rigdon Acquisition and $2.6 million from the mobilization of the Highland Piper into the region from the North Sea at the end of the second quarter of 2008.  The overall mix resulting from the Rigdon Acquisition and improved day rates in the Brazil market increased day rates by 51.1% from $11,132 in the prior year quarter to $16,815 in the current reporting period.  Operating income of $14.7 million in the third quarter of 2008 increased by $13.4 million, with the Rigdon Acquisition contributing $14.1 million to the increase, partially offset for drydock costs in the region.

Other

Other expense of $0.5 million in the third quarter of 2007 increased by $2.0 million compared to the current year quarter of $2.5 million, resulting primarily from $3.7 million in higher interest expense as a result of higher borrowings under the revolving line of credit during the third quarter of 2008 and interest incurred on the outstanding debt assumed through the Rigdon Acquisition.  Interest income decreased by $0.4 million from quarter to quarter resulting from lower cash balances.  Other income was primary the refund of ISS tax in Brazil.

Our income tax provision for the third quarter of 2008 was $4.5 million, or a 9.0% effective tax rate, compared to $2.1 million, or 6.2% effective rate, for the third quarter of 2007.  The year over year increase in provision for taxes in the 2008 period is primarily due to higher overall tax rate resulting from the Rigdon Acquisition.

Comparison of the Nine Months Ended September 30, 2008 with the Nine Months Ended September 30, 2007

Net income for the nine months ended September 30, 2008, was $124.5 million, or $5.19 per diluted share, on revenue of $289.9 million.  During 2007, net income was $86.3 million, or $3.73 per diluted share, on revenue of $214.6 million.  Revenue increased 35% year over year, due mainly to the Rigdon Acquisition in July 2008 and the capacity increase as a result of the delivery of new vessels throughout the year.

The revenue increase of $75.3 million compared to the first nine months of 2007 was primarily due to the Rigdon Acquisition which combined with the higher day rates of the Americas region contributed $43.2 million to the increase.  The Southeast Asia region also experienced slightly higher day rates that increased revenue by $1.2 million.  The Southeast Asia region also had net additions to the fleet resulting from deliveries of new vessels, sale of old vessels and relocation of a vessel from the North Sea region.  These additions contributed $28.7 million to the increase in revenue.

Overall operating income increased $38.5 million from $95.1 million in the nine months of 2007 to $133.6 million in the same period of 2008.  This improvement was largely due to the newly acquired Rigdon operation which contributed $14.1 million.  Excluding the impact from the assets acquired from Rigdon, the increase in revenue was $40.5 million.  Partially offsetting the increase in revenue was the increase in direct operating expense, drydock and general and administrative expense of $19.9 million compared to 2007.  In 2008, four vessels were sold that netted a gain of $18.8 million or $8.4 million higher than the nine months end September 30, 2007.

North Sea

Revenue for the North Sea increased by $3.3 million, year over year, to $173.1 million.  Day rates increased from $22,684 for the first nine months of 2007 to $23,389 in the same 2008 period, and contributed $4.6 million to the increase in revenue.  Overall utilization increased to 93.9% in 2008, however, the downtime related to the higher day rate vessels negatively impacted revenue by $1.5 million.  Capacity for the region increased revenue by $0.2 million for the year.  In 2008, we realized the full impact of the 2007 relocation of the Highland Drummer out of the region.  Also, in early 2008 the Highland Piper was relocated to the Americas region and the North Crusader was relocated to Southeast Asia.  Offsetting this is the full impact of the revenue generated from the delivery of the Highland Prestige and North Promise in 2007.  Operating income increased $4.5 million, mainly as a result of the improvement in revenue, partially offset by an increase in direct operating expenses year over year of $6.7 million resulting mainly from an increase in crew wages, benefits and travel cost, offset by a decrease in drydock expense of $0.2 million.  In addition, the gain on sale of vessels reported in 2008, was higher by $8.0 million compared to 2007, with the sale of the North Crusader in June 2008.

Southeast Asia

Southeast Asia region revenue for 2008 more than doubled compared to the same period in 2007.  Revenue for the period was $57.5 million, an increase of $29.4 million.  Contributing to the increase in revenue was an increase in day rates from $9,254 in 2007 to $17,062 in 2008 which increased revenue by $0.7 million.  Capacity contributed $28.7 million to the increase in revenue, as a result of the full year effect of the delivery of the new vessels added in 2007 and 2008 and the relocation of the vessels from the North Sea region.  Offsetting the positive revenue impact was the sale of the Sem Valiant, Sea Diligent and Sea Eagle in the year.  Operating income increased $22.5 million year over year, to $47.0 million, mainly as a result of the increase in revenue, partially offset by higher direct operating cost of $4.7 million and higher depreciation expense of $3.0 million related to the additions of the new vessels.  Drydock expense decreased by $1.1 million from the previous year.

Americas

Revenue for the Americas region increased year over year by $42.5 million, from $16.7 million to $59.2 million.  The primary reason for the increase was the Rigdon Acquisition that occurred in July 2008 and contributed $34.8 million to the increase in revenue.  Day rates, including the Rigdon acquired vessels, increased from $11,072 in 2007 to $16,164 in 2008, which increased revenue by $2.6 million.  In early 2008, the Highland Piper was relocated into the region and contributed $5.1 million to the increase in revenue.  Operating income increased by $14.9 million to $18.3 million.  The performance of the recently acquired Rigdon operation contributed $14.1 million.

Other

Other expense increased from $3.2 million in 2007 to $4.0 million in 2008.  This was primarily due to an increase in interest expense resulting from higher borrowings and interest on the debt assumed in the Rigdon Acquisition.  Interest income decreased by $1.7 million from the prior year resulting from lower cash balances; however, foreign currency changes had a positive effect on earnings of $1.2 million for the year.  Other income also increased by $0.9 million resulting primarily from the refund of ISS tax in Brazil.

Our income tax provision for the first nine months of 2008 was $5.2 million, or 4.0% effective tax rate, compared to $5.6 million, or 6.1% effective tax rate for the same 2007 period.  The year over year decrease in provision for taxes in the 2008 period is primarily the result of the tax rate reflecting the 2008 contribution from low tax jurisdictions, plus a one-time $1.0 million Norwegian tax benefit related to the 2007 changes to Norway’s tonnage tax laws.  We have based our tax provision upon the tax regimes currently in effect in the jurisdictions where we operate.  Any changes could materially affect our effective tax rate.  See Note 5 “Income Taxes” in our Notes to Condensed Consolidated Financial Statements.

Liquidity, Capital Resources and Financial Condition

Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments.  Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction.  Bank financing, equity capital and internally generated funds have historically provided funding for these activities.  Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined by the supply and demand for crude oil and natural gas.

On July 21, 2004, we issued $160 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005. As of September 30, 2008 the total amount outstanding on the senior notes was $159.6 million.

On June 8, 2006, we closed on a new $175 million Secured Reducing Revolving Loan Facility with a group of financial institutions led by Den Norske Bank, or DnB.  The multi-currency facility is structured as follows:  $25 million allocated to GulfMark Offshore, Inc., our parent company, $60 million allocated to Gulf Offshore N.S. Limited, a U.K. wholly owned subsidiary, $30 million allocated to GulfMark Rederi AS, a Norwegian wholly owned subsidiary, and $60 million allocated to Gulf Marine Far East Pte Ltd., a wholly owned Singapore subsidiary.  The facility will mature in 2013 and the maximum availability begins to reduce in increments of $15.2 million every six months beginning in December 2011, with a final reduction of $129.5 million in June 2013.  Security for the facility is provided by first priority mortgages on certain vessels.  The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio.  During the second quarter of 2008, we borrowed approximately $140.9 million under the facility to fund the cash portion of the Rigdon Acquisition and as of September 30, 2008, $85 million remained outstanding under the facility.

On July 1, 2008, in conjunction with the Rigdon Acquisition, we assumed and restructured the Senior Secured Credit Facility Agreement (“Senior Facility”) and Subordinated Secured Credit Facility Agreement (“Subordinated Facility”).  Also, in conjunction with the Rigdon Acquisition, we assumed and immediately repaid the outstanding balance of $32.8 million on a construction loan facility maintained by Rigdon Holdings.

The $224 million Senior Facility is with a syndicate of banks led by DVB Bank NV, as Agent.  The Senior Facility matures on June 30, 2010.  As of September 30, 2008, approximately $157.8 million was outstanding under the Senior Facility.  The Senior Facility bears interest at the rate of Libor plus 125 basis points and is due at the rate of 0.833% per month of the outstanding principal on each vessel beginning one month after delivery of the vessel with a final payment due on maturity.  There are interest rate swap agreements for a portion of the Senior Facility indebtedness that has fixed the interest rate at 4.728% on approximately $102 million of the Senior Facility.  The interest rate swaps are accounted for as cash flow hedges.  The Senior Facility is subject to financial covenants consistent with those of our Secured Reducing Revolving Credit Loan Facility, contains customary other covenants and events of default, and is secured by a Preferred Fleet Mortgage on each vessel financed under the Senior Facility.  Twenty-three vessels currently secure the Senior Facility.  Additional fees will be due to the lenders if the Senior Facility is not refinanced prior to December 31, 2009.

The $85 million Subordinated Facility is with DVB Bank NV and is fully drawn.  The Subordinated Facility bears interest at the rate of Libor plus 200 basis points and matures on June 30, 2010.  There are no scheduled principal repayments before the maturity date and no principal payments may be made until the Senior Facility is repaid in full.  The Subordinated Facility is also subject to the same financial covenants as the Senior Facility and contains customary other covenants and events of default.  The facility is secured by a Subordinated Second Fleet Mortgage on 20 vessels and a subordination agreement which grants the Senior Facility lenders certain preferences over the Subordinated Facility lenders for payments of principal and interest and in exercising remedies over the security interests held by them.  Additional fees will be due to the lenders if the Subordinated Facility is not refinanced prior to December 31, 2009.

Net working capital at September 30, 2008, was $84.7 million, including $39.5 million in cash.  Net cash provided by operating activities increased by $42.3 million to $128.5 million for the nine months ended September 30, 2008.  This increase was mainly due to improved financial performance in 2008 and the Rigdon Acquisition. Net cash used in investing activities was $190.8 million, an increase of $79.2 million from 2007, largely due to consideration paid for Rigdon, partially offset by less capital expenditures.

Most of our income tax liabilities are for deferred taxes.  The tonnage tax regimes in both Norway and the U.K. reduce the cash required for taxes, while accelerated tax depreciation has further mitigated current taxes outside the North Sea region.

We anticipate that our current level of cash on hand, cash flows from operations, and availability under our credit facility will be adequate to repay our debts due and will provide sufficient resources to finance our operating requirements.  However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations.  To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.

Currency Fluctuations and Inflation

In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency. The remainder is paid in U.S. Dollars.

A large portion of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks.  Charters for vessels in the North Sea fleet are primarily denominated in GBP with a portion denominated in NOK and Euros.  Substantially all of our operating costs are denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations.  For the periods indicated, the average equivalent exchange rates per one U.S. Dollar (US$) were:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	1 US$ =
GBP	0.528	0.495	0.513	0.503
NOK	5.359	5.750	5.244	5.992
Euro	0.665	0.727	0.657	0.744

Our North Sea based fleet generated $173.1 million in revenues and $83.8 million in operating income for the nine months ended September 30, 2008.

Reflected in the accompanying balance sheet as of September 30, 2008, is $76.4 million in other comprehensive income, which primarily represents differences in foreign currency exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets.  Changes in other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.

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

One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations on our revenues and costs of operations.  However, we have entered into forward currency contracts with regard to future payments related to the construction of new vessels.  During August 2007 we entered into a series of forward currency contracts relative to future milestone payments for six Keppel vessels under construction and two Aker Yards vessels in process.  These forward contracts are designated as fair value hedges and have been deemed highly effective.   The Keppel vessels obligation is to make payments in Singapore Dollars effectively fixing our hedge contract purchase price in U.S. Dollars, and the Aker Yards vessels obligation is to make payments in NOK effectively fixing our hedge contract purchase price in British Pound Sterling.  Upon delivery of the vessel, any exchange rate benefit (cost) will be reflected in the net purchase price of the vessel.  As of September 30, 2008, we had an overall hedge gain of $7.8 million.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures.  These statements are subject to certain risks, uncertainties and assumptions.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.  Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in Part II, Item 1A. below, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes.  As of October 10, 2008, the fair value of these notes, based on quoted market prices, was approximately $145.0 million compared to a carrying amount of $159.6 million.

As part of the Rigdon Acquisition, we acquired two interest rate swaps that were entered into to manage the exposure to interest rate risk on the variable rate long-term debt to effectively convert the interest to a fixed interest rate.  We acquired in conjunction with the Rigdon Acquisition an interest rate swap for a notional amount of $95 million to convert its $95 million variable rate debt into 4.960% fixed rate notes due December 31, 2012 and another interest rate swap for a notional amount of $35.7 million effectively converting the $35.7 million variable rate debt into 4.235% fixed rate notes due December 31, 2012.  These interest rate swaps are designated as cash flow hedges pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

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

Other information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risk factors disclosed in Item 1.A. of PART I in our Form 10-K for the year ended December 31, 2007, were updated and supplemented in our Registration Statement on Form S-3 (333-153459) filed on September 12, 2008 (our “Form S-3”).  Such updated risk factors are contained on page 3 of the prospectus relating to our Form S-3 in a section entitled “Risk Factors.”  Such updated risk factors are incorporated by reference into this ITEM 1A. of our Form 10-Q from our Form S-3, and such  updated risk factors are attached to this Form 10-Q as Exhibit 99.1.

An additional risk factor is added at the end of the list of updated risk factors of this Item 1A. to read in its entirety as stated below:

The recent volatility in oil and gas prices and disruptions in the credit markets and general economy may adversely impact our business.

As a result of recent volatility in oil and natural gas prices and substantial uncertainty in the capital markets due to the deteriorating global economic environment, we are unable to determine whether customers will reduce spending on exploration and development drilling or whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations.  The deteriorating global economic environment may impact industry fundamentals.  The potential resulting decrease in demand for offshore services could cause the industry to cycle into a downturn.  These conditions could have a material adverse effect on our business.

ITEM 6.  EXHIBITS

Exhibits

           See Exhibit Index for the list of Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.
(Registrant)

	By:	/s/ Edward A. Guthrie
Edward A. Guthrie
Executive Vice President, Treasurer and
Chief Financial Officer
Date: October 29, 2008

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

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997
4.3	Indenture, dated July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004
4.5	Registration Rights Agreement, dated July 1, 2008 among GulfMark Offshore Inc. and certain of the Rigdon Shareholders	Incorporated by reference to Exhibit 4.5 in Form 8-K, filed on July 7, 2008
31.1	Section 302 certification for B.A. Streeter	Filed herewith
31.2	Section 302 certification for E.A. Guthrie	Filed herewith
32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith
32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith
99.1	Risk Factors incorporated by reference from GulfMark Offshore, Inc’s filing on Form S-3 (333-153459) filed September 12, 2008, contained on page 3 of the prospectus under the heading “Risk Factors.”	Filed herewith