Form 10-Q
period 2009-03-31
GULFMARK OFFSHORE INC
filed 2009-04-28
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
GULFMARK OFFSHORE, INC.
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
YES ☑      NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐      NO ☑
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
YES ☐      NO ☑
     Number of shares of Common Stock, $0.01 Par Value, outstanding as of April 28, 2009: 25,829,275.
(Exhibit Index Located on Page 24)

GulfMark Offshore, Inc.
Index

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$116,410	$100,761
Trade accounts receivable, net allowance for doubtful accounts of $778 in 2009 and $408 in 2008	99,539	101,434
Other accounts receivable	7,163	3,467
Prepaid expenses and other current assets	14,348	7,236

Total current assets	237,460	212,898

Vessels and equipment at cost, net of accumulated depreciation of $187,202 in 2009 and $182,283 in 2008	1,057,366	1,035,436
Construction in progress	73,652	134,077
Goodwill	124,913	123,981
Fair value hedges	10,620	7,801
Intangibles, net of accumulated amortization of $2,162 in 2009 and $1,442 in 2008	32,635	33,156
Deferred costs and other assets	8,938	9,618

Total assets	$1,545,584	$1,556,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,970	$18,970
Accounts payable	17,102	15,085
Income taxes payable	4,839	3,037
Accrued personnel costs	18,576	22,341
Accrued interest expense	3,222	6,422
Accrued professional fees	1,175	1,090
Other accrued liabilities	5,166	7,947

Total current liabilities	69,050	74,892

Long-term debt	458,215	462,941
Long-term income taxes:
Deferred tax liabilities	99,941	116,172
Income tax liabilities — FIN 48	11,692	11,445
Other income taxes payable	10,490	16,468
Fair value hedges	10,620	7,801
Cash flow hedges	7,282	7,982
Other liabilities	4,313	4,423
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 25,679 and 25,355 shares issued and outstanding, respectively	253	250
Additional paid-in capital	354,697	352,843
Retained earnings	534,851	520,630
Accumulated other comprehensive income (loss)	(15,497)	(17,157)
Treasury stock, at cost	(6,263)	(6,852)
Deferred compensation expense	5,940	5,129

Total stockholders’ equity	873,981	854,843

Total liabilities and stockholders’ equity	$1,545,584	$1,556,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands except per share amounts)
Revenue	$108,795	$83,348
Costs and expenses:
Direct operating expenses	40,482	27,698
Drydock expense	2,238	3,692
General and administrative expenses	10,540	8,777
Depreciation and amortization	12,370	8,748
Gain on sale and involuntary disposal of assets	(4,632)	(3)
Impairment charge	46,247	—

Total costs and expenses	107,245	48,912

Operating income	1,550	34,436

Other income (expense):
Interest expense	(5,137)	(1,182)
Interest income	60	296
Foreign currency loss and other	(2,206)	(150)

Total other expense	(7,283)	(1,036)

Income (loss) before income taxes	(5,733)	33,400
Income tax (provision) benefit	19,954	(1,136)

Net income	$14,221	$32,264

Earnings per share:
Basic	$0.57	$1.43

Diluted	$0.56	$1.40

Weighted average shares outstanding:
Basic	24,978	22,543

Diluted	25,190	23,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009

							Deferred
		Additional		Accumulated Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Treasury Stock		Expense	Equity
					Shares	Share Value
	(In thousands)
Balance at December 31, 2008	$250	$352,843	$520,630	($17,157)	211	($6,852)	$5,129	$854,843
Net income	—	—	14,221	—	—	—	—	14,221
Issuance of common stock	1	2,489	—	—	—	—	—	2,490
Exercise of stock options	2	524	—	—	—	—	—	526
Deferred compensation plan	—	(1,159)	—	—	25	589	811	241
Unrealized Gain on cash flow hedges	—	—	—	700	—	—	—	700
Translation adjustment	—	—	—	960	—	—	—	960

Balance at March 31, 2009	$253	$354,697	$534,851	($15,497)	236	($6,263)	$5,940	$873,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$14,221	$32,264
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization	12,370	8,748
Gain on sale of assets	(4,632)	(3)
Impairment charge on assets under construction	46,247	—
Amortization of stock based compensation	1,660	1,328
Amortization of deferred financing costs on debt	176	176
Adjustment for doubtful accounts receivable, net of write-offs	390	44
Deferred income tax expense (benefit)	(16,021)	397
Foreign currency transaction (gain) loss	3,272	(223)
Change in operating assets and liabilities:
Accounts receivable	(2,901)	(7,610)
Prepaids and other	(7,134)	(5,615)
Accounts payable	2,023	(441)
Accrued liabilities and other	(6,065)	(6,063)
Norwegian income tax payable	(6,556)	—

Net cash provided by operating activities	37,050	23,002
Cash flows from investing activities:
Purchases of vessels and equipment	(22,360)	(47,758)
Proceeds from disposition of vessels and equipment	5,114	10

Net cash used in investing activities	(17,246)	(47,748)
Cash flows from financing activities:
Proceeds from debt	—	12,000
Repayments of debt	(4,742)	(12,000)
Proceeds from exercise of stock options	524	163
Proceeds from issuance of stock	283	165

Net cash provided by (used in) financing activities	(3,935)	328
Effect of exchange rate changes on cash	(220)	542

Net increase (decrease) in cash and cash equivalents	15,649	(23,876)
Cash and cash equivalents at beginning of the period	100,761	40,119

Cash and cash equivalents at end of period	$116,410	$16,243

Supplemental cash flow information:
Interest paid, net of interest capitalized	$8,044	$4,003

Income taxes paid, net	$655	$1,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) GENERAL INFORMATION
     The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2008.
     In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.
     We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, offshore Southeast Asia and the Americas. We also contract vessels into other regions to meet our customers’ requirements.
     Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$14,221	24,978	$0.57	$32,264	22,543	$1.43
Dilutive effect of common stock options and unvested restricted stock	—	212	(0.01)	—	573	(0.03)

Earnings per share, diluted	$14,221	25,190	$0.56	$32,264	23,116	$1.40

(2) COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income	$14,221	$32,264
Comprehensive income:
Unrealized gain on cash flow hedge	700	—
Foreign currency translation	960	10,382

Total comprehensive income	$15,881	$42,646

     Our accumulated other comprehensive income item relates primarily to our cumulative foreign currency translation adjustments, and adjustments related to the cash flow hedges.
(3) IMPAIRMENT CHARGE
     In March 2009 we notified a shipyard, building three of the vessels in our new build program, that they were in default under the construction contract. The default arose as a result of non performance under the terms of the contract caused by financial difficulties of the shipyard. Construction on these vessels has stopped and we are evaluating our remedies under the contract and under applicable law. In April 2009, we concluded that we had a material impairment and recognized a charge of $46.2 million in the first quarter pertaining to the construction in progress related to this contract. That charge represented the full amount of our investment in these vessels.
(4) RIGDON ACQUISITION
     On July 1, 2008, under the terms of a Membership Interest and Stock Purchase Agreement, we acquired 100% of the membership interests of Rigdon Marine Holdings, L.L.C. (“Rigdon Holdings”) and all the shares of common stock of Rigdon Marine Corporation (“Rigdon Marine”, together with Rigdon Holdings, “Rigdon”) not owned by Rigdon Holdings for consideration of $554.7 million, consisting of $152.6 million in cash and approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $133.2 million, plus the assumption of $268.9 million in debt (the “Rigdon Acquisition”). We financed the cash portion of the consideration with cash on hand and borrowing of $140.9 million under our current $175 million revolver, which borrowing took place during the second quarter of 2008. In conjunction with the Rigdon Acquisition, we assumed and immediately repaid the outstanding balance of $32.8 million on a construction loan facility maintained by Rigdon Holdings. At July 1, 2008, Rigdon operated a fleet of 22 technologically advanced offshore supply vessels primarily in the domestic Gulf of Mexico, with six additional vessels under construction to be delivered by the third quarter of 2009, five of which have been delivered.

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

$285,772

     The purchase price allocation of the Rigdon Acquisition has been recorded at fair value at the completion of the acquisition, with the excess of the purchase price over the sum of these fair values recorded as goodwill. The amounts reflected in the table below are based on fair market values (in thousands).

Depreciable vessels and equipment	$441,415
Construction in progress	46,982
Customer relationships	34,598
     The proforma effect of the acquisition and the associated financing on the historical results for the three month periods ending March 31, 2009 and 2008 is presented in the following table (in thousands, except earnings per share).

	Three Months Ended
	March 31,
	2009	2009(1)	2008
Revenue	$108,795	$108,795	$108,930
Operating income	391	46,638	43,749
Net income	13,131	36,886	34,085
Basic earnings per share	$0.53	$1.48	$1.51

(1)	Excluding impairment charge impact
     With operations in the U.S. Gulf of Mexico, we are subject to the Merchant Marine Act of 1920, (as amended, the “Jones Act”), which requires that vessels carrying cargo between U.S. ports, which is known as coastwise trade, be documented under the laws of the United States and controlled by U.S. citizens.

(5) FLEET EXPANSION AND RENEWAL PROGRAM
     During the first quarter we took delivery of two of the 12 vessels that were under construction at December 31, 2008. In addition, we sold the Highland Sprite in March 2009 for approximately $5.1 million and realized a gain on the sale of approximately $3.2 million. In late February 2009, one of our vessels in Southeast Asia, the Sea Searcher was damaged in a ship fire. The company’s insurance underwriters deemed the vessel a constructive total loss and a gain on the involuntary conversion of approximately $1.4 million was recognized in the first quarter related to this event. The following table illustrates the details of the vessels added and disposed of since December 31, 2008.

Vessel Additions Since December 31, 2008
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Delivered
Swordfish	Americas	Crew	2009	176	7,200	314	Feb-09
Sea Cherokee	SEA	AHTS	2009	250	10,700	2,700	Mar-09
Blacktip	Americas	FSV	2009	181	7,200	543	Apr-09

Vessels Disposed of Since December 31, 2008
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Disposed
Highland Sprite	N.Sea	SpV	1986	194	3,590	1,442	Mar-09
Sea Searcher	SEA	SmAHTS	1976	185	3,850	1,215	Mar-09
     The following table updates our new build program for the delivery of the three vessels noted above and the elimination of the three vessels under construction involved in the impairment mentioned in Note 3.

Vessels Currently Under Construction
			Expected	Length			Expected
Vessel	Region	Type	Delivery	(feet)	BHP	DWT	Cost
							(millions)
Aker 726	N. Sea	PSV	Q4 2009	284	10,600	4,850	$45.4
Aker 727	N. Sea	PSV	Q2 2010	284	10,600	4,850	$45.4
Sea Comanche	SEA	AHTS	Q2 2009	250	10,700	2,700	$24.4
Tiger	Americas	FSV	Q2 2009	181	7,200	543	9.2	(1)
Remontowa 20		AHTS	Q2 2010	230	10,000	2,150	$26.9
Remontowa 21		AHTS	Q3 2010	230	10,000	2,150	$26.9

(1)	The estimated cost does not represent the actual construction costs, but includes our purchase price allocation plus all construction costs payable after the closing of the Rigdon Acquisition.

     Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2009 and 2008, $1.3 million and $2.3 million, respectively, were capitalized.
(6) FAIR VALUE MEASUREMENTS
     In the first quarter of 2008, we adopted SFAS Statement No. 157 Fair Value Measurements. It established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of SFAS 157 had no impact on our financial position or results of operations.
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
Market and Credit Risk — We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that correlate with the underlying hedged item. We manage credit risk related to derivative financial instruments, which is minimal, by requiring high credit standards for counterparties and periodic settlements. At March 31, 2009, we were not required to provide collateral, nor had we received collateral, related to our hedging activities.
Fair Value Hedges for Purchase Commitment — We maintain fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitment under the new build contract. As prescribed by FAS 157, we recognize the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our financial instrument position based upon the forward contract price and the foreign currency exchange rate as of March 31, 2009. At March 31, 2009, the fair value of our derivates was approximately $10.6 million.

Interest Rate Cash Flow Hedges — We have interest rate swap agreements for a portion of the Senior Facility indebtedness that has the effect of fixing the interest rate at 4.725% on approximately $95.1 million of the Senior Facility. The interest rate swaps are accounted for as cash flow hedges. As prescribed by SFAS 157, we recognize the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our derivative financial instrument position based upon a series of calculations that include present value calculations, involving our principal amount and estimated future LIBOR rates. We report changes in the fair value of cash flow hedges in accumulated other comprehensive income and as of March 31, 2009, $5.4 million has been recorded.
(7) INCOME TAXES
     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings except for a portion of our current year foreign earnings that have been or may be distributed in 2009 and are taxable in the U.S. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between income before income taxes and the income tax provision or benefit. Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Further, most of our Southeast Asia region vessels are owned by our Singapore subsidiary, which has an exemption through December 2017 (with additional extensions available) for vessel profits. During the three months ended March 31, 2009, our income was derived principally from lower tax jurisdictions.
     In January 2009, the Norwegian tax authority announced a change to existing tonnage tax regime regarding environmental fund regulations under which a fifteen year payment period has been abolished with no mandatory time limit on repayment of the environmental liability. The abolishment of the payment period time limit eliminates a previously recorded tax liability, which now results in our recording a $6.5 million discrete tax benefit in our tax provision for the quarter ended March 31, 2009.
     Additionally, the recording of the previously discussed impairment charge to construction in progress related to the contract default by a shipyard generated a $17.0 million discrete tax benefit in our first quarter 2009 tax provision.
     Our operations in Mexico are subject to a revenue based Flat Tax, or IETU, which generally functions as an alternative minimum corporate tax payable to the extent that the new revenue based tax exceeds the current income tax liability. We have determined that the IETU is our Mexican current tax liability and it is more likely than not we will not realize any economic benefit from the future utilization of our Mexican tax loss carryforwards and, accordingly, we provide a net valuation allowance related to such carryforwards.
     Our income tax provision, including discrete tax items, for the first quarter of 2009 was a benefit of $20 million. Excluding first quarter 2009 discrete income taxes our income tax provision was $2.5 million, or a 6.3% effective tax rate, compared to $1.1 million, or a 3.4% effective rate for the first quarter of 2008. Our effective tax rate, excluding discrete income taxes, in the 2009 period reflects increased pre-tax profits in our higher tax rate jurisdictions.
(8) COMMITMENTS AND CONTINGENCIES
     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions or the industry-wide, multi-employer, defined benefit pension fund, Merchant Officers Pension Fund in the U.K., may be estimated based on our experience or estimated liabilities in these matters and, where appropriate, the advice of outside counsel or other outside experts. In March 2009, we made an accrual related to the Merchant Officers Pension Fund of approximately $0.4 million based on the latest information provided to us from the fund trustees. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle them. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.
(9) NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2009. Upon adoption, we did not elect the fair value option for any of our eligible financial instruments, and as such, the adoption SFAS did not have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R

changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.   We do not expect the adoption of SFAS 141R will have any material effect on our consolidated financial statements.
     In April 2009 the FASB issued FASB Staff Position No. (FSP) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard is effective for periods ending after June 15, 2009. We are evaluating the impact, if any, this standard will have on our financial statements.
     In April 2009 the FASB issued FASB Staff Position No. (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2, FAS 124-2, and it provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. These standards are effective for periods ending after June 15, 2009. We are evaluating the impact, if any, these standards will have on our financial statements.
     In April 2009 the FASB issued FASB Staff Position No. (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. These standards are effective for periods ending after June 15, 2009. We are evaluating the impact, if any, these standards will have on our financial statements.
(10) OPERATING SEGMENT INFORMATION
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

Operating Income (Loss) by Operating Segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2009
Revenue	$43,911	$17,669	$47,215	$—	$108,795
Direct operating expenses	19,457	1,998	19,027	—	40,482
Drydock expense	1,660	560	18	—	2,238
General and administrative	2,492	833	2,109	5,106	10,540
Depreciation expense	4,006	1,559	6,619	186	12,370
Gain on sale of assets	(3,189)	(1,438)	(5)	—	(4,632)
Impairment charge	—	—	46,247	—	46,247

Operating income (loss)	$19,485	$14,157	($26,800)	($5,292)	$1,550

Quarter Ended March 31, 2008
Revenue	$60,508	$16,228	$6,612	$—	$83,348
Direct operating expenses	22,163	2,377	3,158	—	27,698
Drydock expense	2,529	960	203	—	3,692
General and administrative	2,823	406	451	5,097	8,777
Depreciation expense	6,499	1,356	770	123	8,748
Gain on sale of assets	(3)	—	—	—	(3)

Operating income (loss)	$26,497	$11,129	$2,030	($5,220)	$34,436

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate a fleet of 95 offshore support vessels in the following regions: 42 vessels in the North Sea, 13 vessels offshore Southeast Asia, and 40 vessels in the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification offshore support vessel fleets and our owned vessels (excluding specialty vessels) have an average age of approximately eight years.
     Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production. This activity is in turn influenced by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Over the last few years commodity prices have been at record highs, resulting in oil and natural gas companies increasing exploration and development activities. However, as a result of the world economic crisis, commodity prices have declined and we have experienced a reduction in the level of activity.
     The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels during the summer months, from April to August, and at their lowest levels during the winter, from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. We have historically, to the extent possible, accomplished the majority of our regulatory drydocks during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods. When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will continue to influence the timing of drydocks throughout the year. During the first quarter of 2009, we completed 85 drydock days, compared to 95 drydock days completed in the same quarter last year.
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
Critical Accounting Policies
     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008.
Results of Operations
     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended
	March 31,
	2009	2008

Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$43,911	$60,508
Southeast Asia Based Fleet	17,669	16,228
Americas Based Fleet	47,215	6,612

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$21,073	$24,974
Southeast Asia Based Fleet	20,699	14,335
Americas Based Fleet	17,302	13,062

Overall Utilization (a) (b):
North Sea Based Fleet	84.5%	92.4%
Southeast Asia Based Fleet	87.2%	96.8%
Americas Based Fleet	92.9%	88.0%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.9	28.3
Southeast Asia Based Fleet	11.2	13.0
Americas Based Fleet	33.2	6.3

Total	70.3	47.6

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2009	2008
	1 US$ =

GBP	0.696	0.505
NOK	6.858	5.317
Euro	0.766	0.667

(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.
Comparison of the Three Months Ended March 31, 2009 with the Three Months Ended March 31, 2008
     For the quarter ended March 31, 2009, we had net income of $14.2 million, or $0.56 per diluted share, on revenues of $108.8 million. In comparison, for the same period in 2008, net income was $32.3 million, or $1.40 per diluted share on revenues of $83.3 million.

     Our revenues for the quarter ended March 31, 2009, increased $25.4 million, or 31%, compared to the first quarter of 2008. The increase in revenue was due mainly to the $36.3 million contribution related to the effect of the Rigdon Acquisition that occurred July 1, 2008. The increase in capacity excluding the effect of the Rigdon Acquisition also contributed $2.4 million to the increase in revenue. In 2008, the company sold five of its older vessels, the North Fortune, North Crusader, Sem Valiant, Sea Diligent, and Sea Eagle. The sales were offset by the additions of the Sea Kiowa, Sea Choctaw, Sea Cherokee and Sea Apache. Offsetting the increase was the combination of the strengthening of the U.S. Dollar against both the GBP and NOK and the overall decrease in day rates from $20,441 in the first quarter of 2008 to $19,151 in the current year quarter, which negatively impacted revenue by $9.3 million. In addition, overall utilization excluding the acquired Rigdon vessels decreased from 93.0% in the first quarter of 2008 to 87.7% in the current year quarter, which decreased revenue by $4.0 million.
     Operating income decreased $32.9 million from the first quarter of 2008 largely due to the $46.2 million impairment charge resulting from a shipyard defaulting on the construction of three vessels. Construction of the vessels is no longer in progress. Operating income excluding the charge would have been $47.8 million for the quarter compared to $34.4 million in the first quarter of 2008. The increase, before the impairment charge, is due primarily to higher revenue offset by increased direct operating cost and depreciation expense as a result of the Rigdon Acquisition. Also contributing to the increase in operating income was a gain of $4.6 million from the sale of the Highland Sprite and the insurance proceeds from the Sea Searcher. General and administrative expense increased from $8.8 million in the first quarter of 2008 to $10.5 million in the current year quarter, due primarily to the Rigdon Acquisition.
North Sea
     Revenues in the North Sea region decreased by $16.6 million, or 27%, to $43.9 million in the first quarter of 2009. This decrease was primarily a result of a combination of the strengthening of the U.S. Dollar against both the GBP and NOK and the decrease in day rates from $24,974 to $21,073, which contributed $8.5 million to the decrease in revenue. The region also experienced a decrease of $4.1 million in capacity resulting primarily from the sale of the North Fortune and the North Crusader in 2008, and the Highland Sprite in March 2009, coupled with the mobilization of the Highland Piper to the Americas Region in the first quarter of 2008. Utilization decreased from 92.4% in the first quarter of 2008 to 84.5% in the first quarter of 2009 resulting in decreased revenue of $4.0 million. Direct operating expenses decreased by $2.7 million due primarily to lower crew salaries and travel cost. Drydock expense decreased by $0.9 million due to lower cost per drydock day. Depreciation expense decreased due mainly to the sale of the vessels mentioned above. Operating income decreased $7.0 million over the prior year quarter, due to the decrease in revenue offset by the decrease in operating expenses coupled with the gain of $3.2 million from the sale of the Highland Sprite in the current year quarter. General and administrative expense in the first quarter of 2009 was $2.5 million compared to $2.8 million in the prior year quarter.
Southeast Asia
     Revenues for our Southeast Asia based fleet increased by $1.4 million, or 9%, to $17.7 million during the first quarter of 2009 partially resulting from an increase in day rates from $14,335 in 2008 to $20,699 in 2009. Revenue was also positively impacted by $2.6 million due mainly to the increase in capacity resulting from the additions of the Sea Cherokee in early 2009 and the full quarter effect of the Sea Choctaw and Sea Apache delivered in 2008; offset partially by the sale of the Sem Valiant, Sea Diligent and Sea Eagle throughout 2008 and the loss of the

Sea Searcher in the first quarter of 2009. Utilization for the first quarter of 2008 was 96.8% compared to the current quarter of 87.2%, which decreased revenue by $1.1 million. Operating income for Southeast Asia was $14.2 million in the first quarter of 2009 compared to $11.1 million in the same 2008 quarter. The increase is due mainly to the increase in revenue offset by decreases in direct operating and drydock expense totaling $0.8 million, coupled with the gain of $1.4 million related to the disposition of the Sea Searcher. General and administrative expense was $0.8 million in the first quarter of 2009 compared to $0.4 million in the first quarter of 2008.
Americas
     The Americas region revenues increased by $40.6 million compared to the first quarter of 2008. The increase in revenue is due primarily to the July 1, 2008 Rigdon Acquisition, which contributed $36.3 million in the current year quarter. The overall mix resulting from the Rigdon Acquisition increased day rates from $13,062 in the first quarter of 2008 to $17,302 in 2009, which contributed $0.2 million to the increase in revenue. Utilization also increased from 88.0% in the first quarter of 2008 to 92.9% in the first quarter of 2009 contributing $0.3 million to the increase in revenue. In 2008, both the Highland Piper and Sea Kiowa were mobilized into the region, which full quarter effect had a positive impact to revenue of $3.8 million. Excluding the $46.2 million impairment charge, operating income increased $17.4 million from the prior year quarter due mainly to the effect of the Rigdon Acquisition.
Other
     Other expenses in the first quarter of 2009 increased by $6.2 million compared to the prior year quarter resulting primarily from $4.0 million in higher interest expense as a result of higher borrowings under the revolving line of credit and interest incurred on outstanding debt assumed through the Rigdon Acquisition. The effect of the foreign currency exchange rates contributed a loss of $2.6 million in 2009 compared to $0.3 million in the first quarter of 2008.
Tax Rate
     Our income tax provision, including discrete tax items, for the first quarter of 2009 was a benefit of $20 million. Excluding first quarter 2009 discrete income taxes our income tax provision was $2.5 million, or a 6.3% effective tax rate, compared to $1.1 million, or a 3.4% effective rate for the first quarter of 2008. Our effective tax rate, excluding discrete income taxes, in the 2009 period reflects increased pre-tax profits in our higher tax rate jurisdictions.
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
     Net working capital at March 31, 2009, was $168.4 million, including $116.4 million in cash. Net cash provided by operating activities was $37.1 million for the three months ended March 31, 2009. Net cash used in investing activities was $17.2 million.

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
     The majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Pounds Sterling (GBP) with a portion denominated in Norwegian Kroner (NOK) and Euros. Mostly all of our operating costs are denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the periods indicated, the average equivalent exchange rate per one U.S. Dollar (US$) were:

	Three Months Ended
	March 31,
	2009	2008
	1 US$ =

GBP	0.696	0.505
NOK	6.858	5.317
Euro	0.766	0.667
     Our North Sea based fleet generated $43.9 million in revenue and $19.5 million in operating income for the three months ended March 31, 2009.
     Reflected in the accompanying balance sheet as of March 31, 2009, is a $15.5 million accumulated other comprehensive income charge that fluctuates based on differences in foreign currency exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Also included in accumulated other comprehensive income was a gain of $0.7 million related to the cash flow hedges. Changes in the other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.
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

     One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations with regards to our revenue and costs of operations. However, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. The balance sheet reflects the change in the fair value of the foreign currency contracts and purchase commitments of $10.6 million, an increase of $2.8 million from year-end 2008.
     We also have interest rate swap agreements for a portion of the Senior Facility indebtedness that has fixed the interest rate at 4.725% on a portion of the Senior Facility. The interest rate swaps are accounted for as cash flow hedges. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet also contains “cash flow hedges” on the liability section reflecting the fair value of the interest rate swaps which was $7.3 million at March 31, 2009. For the three months ended March 31, 2009 a loss of $1.0 million has been reclassified from other comprehensive income to interest expense. We expect to reclassify $3.1 million of deferred loss on the interest rate swaps to interest expense during the next 12 months.
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
Forward-Looking Statements
     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:
•	operational risk,

•	catastrophic or adverse sea or weather conditions,

•	dependence on the oil and gas industry,

•	prevailing oil and natural gas prices,

•	expectations about future prices,

•	inability to complete or delay or cost over runs on construction projects,

•	ongoing capital expenditure requirements,

•	uncertainties surrounding environmental and government regulation,

•	risk relating to leverage,

•	risks of foreign operations,

•	risk of war, sabotage or terrorism,

•	assumptions concerning competition,

•	risks of currency fluctuations, and

•	other matters.
     These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Form 10-K for the year ended December 31, 2008, filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of March 31, 2009, the fair value of these notes, based on quoted market prices, was approximately $120.0 million compared to a carrying amount of $159.6 million.
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
     Other information required under Item 3 has been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein.
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
     As of December 31, 2008, our management determined that our internal controls over financial reporting were effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2008, has been audited by UHY LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2008 filed with the SEC.

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
Executive Vice President and
Chief Financial Officer
Date: April 28, 2009

EXHIBIT INDEX

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, dated December 4, 1996	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended December 31, 2008

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008

3.4	Bylaws, dated December 5, 1996	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141, filed on March 28, 1997

3.5	Amendment No. 1 to Bylaws	Incorporated by reference to Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibits 3.4 and 3.5 for provisions of the Bylaws defining the rights of the holders of Common Stock	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended December 31, 2008, Exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008, Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141, filed on March 28, 1997, and Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139, filed on July 11, 1997

4.3	Indenture, dated as of July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

4.5	Registration Rights Agreement, dated July 1, 2008, among GulfMark Offshore, Inc. and certain of the Rigdon Shareholders	Incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed on July 7, 2008

10.1	The Executive Nonqualified Excess Plan	Filed herewith

10.2	The Executive Nonqualified Excess Plan Adoption Agreement	Filed herewith

31.1	Section 302 certification for B.A. Streeter	Filed herewith

31.2	Section 302 certification for E.A. Guthrie	Filed herewith

32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 certification furnished for E.A. Guthrie	Filed herewith