Form 10-Q
period 2009-06-30
GULFMARK OFFSHORE INC
filed 2009-07-28
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
GULFMARK OFFSHORE, INC.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation)
001-33607
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
YES ☐     NO ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒
          Number of shares of Common Stock, $0.01 par value, outstanding as of July 27, 2009: 25,834,088
(Exhibit Index Located on Page 25)

GulfMark Offshore, Inc.
Index

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$165,936	$100,761
Trade accounts receivable, net of allowance for doubtful accounts of $774 in 2009 and $408 in 2008	98,770	101,434
Other accounts receivable	3,903	3,467
Prepaid expenses and other	12,108	7,236

Total current assets	280,717	212,898

Vessels and equipment at cost, net of accumulated depreciation of $216,768 in 2009 and $182,283 in 2008	1,099,593	1,035,436
Construction in progress	72,410	134,077
Goodwill	126,644	123,981
Fair value hedges	5,374	7,801
Intangibles, net of accumulated amortization of $2,884 in 2009 and $1,442 in 2008	31,715	33,156
Deferred costs and other assets	8,230	9,618

Total assets	$1,624,683	$1,556,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$228,550	$18,970
Accounts payable	14,071	15,085
Income taxes payable	11,642	3,037
Other accrued liabilities	33,622	37,800

Total current liabilities	$287,885	$74,892

Long-term debt	239,660	462,941
Long-term income taxes:
Deferred tax liabilities	91,629	116,172
Other tax liabilities	23,856	27,913
Other long term liabilities	15,431	20,206
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Common stock, $0.01 par value; 30,000 shares authorized; 25,400 and 25,046 shares issued and outstanding, respectively	254	250
Additional paid-in capital	357,765	352,843
Retained earnings	569,774	520,630
Accumulated other comprehensive income (loss)	38,760	(17,157)
Treasury stock	(6,275)	(6,852)
Deferred compensation expense	5,944	5,129

Total stockholders’ equity	966,222	854,843

Total liabilities and stockholders’ equity	$1,624,683	$1,556,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands except per share amounts)

Revenue	$104,656	$81,893	$213,451	$165,241
Costs and expenses:
Direct operating expenses	39,132	29,912	79,614	57,610
Drydock expense	2,642	2,630	4,880	6,322
General and administrative expenses	11,565	9,421	22,105	18,198
Depreciation and amortization	13,146	9,515	25,516	18,263
Gain on sale and involuntary disposal of assets	(869)	(16,407)	(5,501)	(16,410)
Impairment charge	-	-	46,247	-

Total costs and expenses	65,616	35,071	172,861	83,983

Operating income	39,040	46,822	40,590	81,258

Other income (expense):
Interest expense	(4,946)	(935)	(10,083)	(2,117)
Interest income	76	296	136	592
Foreign currency gain (loss) and other	790	195	(1,416)	45

Total other expense	(4,080)	(444)	(11,363)	(1,480)

Income before income taxes	34,960	46,378	29,227	79,778
Income tax (provision) benefit	(37)	403	19,917	(733)

Net income	$34,923	$46,781	$49,144	$79,045

Earnings per share:
Basic	$1.39	$2.06	$1.96	$3.50

Diluted	$1.38	$2.00	$1.94	$3.40

Weighted average shares outstanding:
Basic	25,132	22,661	25,055	22,602

Diluted	25,362	23,334	25,294	23,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009

				Accumulated			Deferred
		Additional		Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Treasury Stock		Expense	Equity
						Share
					Shares	Value
	(In thousands)

Balance at December 31, 2008	$250	$352,843	$520,630	($17,157)	211	($6,852)	$5,129	$854,843
Net income			49,144					49,144
Issuance of common stock	2	5,316						5,318
Exercise of stock options	2	693						695
Deferred compensation plan		(1,087)			14	577	815	305
Unrealized gain on cash flow hedges				2,006				2,006
Translation adjustment				53,911				53,911

Balance at June 30, 2009	$254	$357,765	$569,774	$38,760	225	($6,275)	$5,944	$966,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$49,144	$79,045
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	25,516	18,263
Gain on sale of assets	(5,501)	(16,410)
Impairment charge on assets under construction	46,247	-
Amortization of stock based compensation	4,307	2,687
Amortization of deferred financing costs on debt	352	352
Provision for doubtful accounts receivable, net of write-offs	378	74
Deferred income tax expense (benefit)	(23,600)	232
Foreign currency transaction (gain) loss	1,736	234
Change in operating assets and liabilities:
Accounts receivable	7,197	1,673
Prepaids and other	(4,407)	(2,961)
Accounts payable	(1,970)	(4,746)
Accrued liabilities and other	(8,176)	(1,797)

Net cash provided by operating activities	91,223	76,646
Cash flows from investing activities:
Purchases of vessels and equipment	(28,778)	(62,920)
Proceeds from disposition of vessels and equipment	8,410	21,048

Net cash used in investing activities	(20,368)	(41,872)
Cash flows from financing activities:
Proceeds from debt	-	152,143
Repayments of debt	(13,735)	(12,000)
Proceeds from exercise of stock options	693	163
Proceeds from issuance of stock	450	259

Net cash provided by (used in) financing activities	(12,592)	140,565
Effect of exchange rate changes on cash	6,912	(790)

Net increase in cash and cash equivalents	65,175	174,549
Cash and cash equivalents at beginning of the period	100,761	40,119

Cash and cash equivalents at end of the period	$165,936	$214,668

Supplemental cash flow information:
Interest paid, net of interest capitalized	$10,055	$1,542

Income taxes paid, net	$1,818	$2,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)	GENERAL INFORMATION
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
          Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$34,923	25,132	$1.39	$46,781	22,661	$2.06
Dilutive effect of common stock options and unvested restricted stock	-	230	(0.01)	-	673	(0.06)

Earnings per share, diluted	$34,923	25,362	$1.38	$46,781	23,334	$2.00

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$49,144	25,055	$1.96	$79,045	22,602	$3.50
Dilutive effect of common stock options and unvested restricted stock	-	239	(0.02)	-	638	(0.10)

Earnings per share, diluted	$49,144	25,294	$1.94	$79,045	23,240	$3.40

(2)	COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax for the three and six month periods ending June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income	$34,923	$46,781	$49,144	$79,045

Comprehensive income:
Unrealized gain on cash flow hedge	1,306	-	2,006	-
Foreign currency translation	52,951	4,890	53,911	15,272

Total comprehensive income	$89,180	$51,671	$105,061	$94,317

          Our accumulated other comprehensive income item relates primarily to our cumulative foreign currency translation adjustments, and adjustments related to the cash flow hedges.
(3)	IMPAIRMENT CHARGE
          In March 2009 we notified a shipyard building three of the vessels in our new build program that they were in default under the construction contract. The default arose as a result of non performance under the terms of the contract caused by financial difficulties of the shipyard. Construction on these vessels has stopped and we are evaluating our remedies under the contract and under applicable law. In April 2009, we concluded that we had a material impairment and recognized a charge of $46.2 million in the first quarter pertaining to the construction in progress related to this contract. That charge represented the full amount of our investment in these vessels. The shipyard building the three vessels is in Chapter 11 bankruptcy proceedings.

(4)	RIGDON ACQUISITION
          On July 1, 2008, under the terms of a Membership Interest and Stock Purchase Agreement, we acquired 100% of the membership interests of Rigdon Marine Holdings, L.L.C. (“Rigdon Holdings”) and all the shares of common stock of Rigdon Marine Corporation (“Rigdon Marine”, together with Rigdon Holdings, “Rigdon”) not owned by Rigdon Holdings for consideration of $554.7 million, consisting of $152.6 million in cash and approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $133.2 million, plus the assumption of $268.9 million in debt (the “Rigdon Acquisition”). We financed the cash portion of the consideration with cash on hand and borrowing of $140.9 million under our current $175 million revolver, which borrowing took place during the second quarter of 2008. In conjunction with the Rigdon Acquisition, we assumed and immediately repaid the outstanding balance of $32.8 million on a construction loan facility maintained by Rigdon Holdings. At July 1, 2008, Rigdon operated a fleet of 22 technologically advanced offshore supply vessels primarily in the domestic Gulf of Mexico, with six additional vessels under construction at time of acquisition all of which have since been delivered.
          The proforma effect of the acquisition and the associated financing on the historical results for the three month and six month periods ending June 30, 2009 and 2008 is presented in the following table (in thousands, except earnings per share).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$104,656	$111,358	$213,451	$220,288
Operating income	39,040	57,634	40,590	101,383
Net income	34,923	46,456	49,144	80,540
Basic earnings per share	$1.39	$2.05	$1.96	$3.56
(5)	FLEET EXPANSION AND RENEWAL PROGRAM
          During 2009 we have taken delivery of five of the 12 vessels that were under construction at December 31, 2008. In addition, we sold the Highland Sprite in March 2009 for approximately $5.1 million and realized a gain on the sale of approximately $3.2 million. In late February 2009, one of our vessels in Southeast Asia, the Sea Searcher was damaged in a ship fire. The company’s insurance underwriters deemed the vessel a constructive total loss and a gain on the involuntary conversion of approximately $1.4 million was recognized in the first quarter related to this event. In March 2009 we notified a shipyard building three of the vessels in our new build program, that they were in default under the construction contract. Construction on these vessels has stopped and in April 2009, we concluded that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009. In addition, we recognized a gain on the sale of the Sefton Supporter of approximately $0.9 million in the second quarter of 2009. This was a special purpose vessel that has not been included in our published vessel counts and which was located in the North Sea. The following table illustrates the details of the vessels added and disposed of since December 31, 2008.

Vessel Additions Since December 31, 2008
			Year	Length			Month
Vessel	Region	Type (1)	Built	(feet)	BHP(2)	DWT (3)	Delivered

Swordfish	Americas	Crew	2009	176	7,200	314	Feb-09
Sea Cherokee	SEA	AHTS	2009	250	10,700	2,700	Mar-09
Blacktip	Americas	FSV	2009	181	7,200	543	Apr-09
Tiger	Americas	FSV	2009	181	7,200	543	Jul-09
Sea Comanche	SEA	AHTS	2009	250	10,700	2,700	Jul-09

1)	AHTS - Anchor handling, towing and supply vessel
FSV - Fast supply vessel
PSV - Platform supply vessel
SpV - Specialty vessel, including towing and oil response
SmAHTS - Small anchor handling, towing and supply vessel

2)	BHP - Breakhorse power

3)	DWT - Deadweight tons

Vessels Disposed of Since December 31, 2008(1)
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Disposed

Highland Sprite	N.Sea	SpV	1986	194	3,590	1,442	Mar-09
Sea Searcher	SEA	SmAHTS	1976	185	3,850	1,215	Mar-09

1)	Does not include the disposition of the Sefton Supporter
          The following table updates our new build program for the delivery of the five vessels listed above and eliminates the three vessels under construction involved in the impairment mentioned in Note 3.

Vessels Currently Under Construction
			Expected	Length			Expected
Vessel	Region	Type	Delivery	(feet)	BHP	DWT	Cost

							(millions)
Aker 726	N. Sea	PSV	Q4 2009	284	10,600	4,850	$45.4
Aker 727	N. Sea	PSV	Q2 2010	284	10,600	4,850	$45.4
Remontowa 20		AHTS	Q2 2010	230	10,000	2,150	$26.9
Remontowa 21		AHTS	Q3 2010	230	10,000	2,150	$26.9
          Interest is capitalized in connection with the construction of vessels. During the three month periods ended June 30, 2009 and 2008, $1.0 million and $2.6 million of interest, respectively, was capitalized. During the six month periods ended June 30, 2009 and 2008, $2.4 million and $4.9 million, respectively, was capitalized.
(6)	FAIR VALUE MEASUREMENTS
          In the first quarter of 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) Statement No. 157 “Fair Value Measurements” or SFAS 157. It established a framework for measuring fair value and expanded disclosures about fair value measurements whereby each asset and liability carried at fair value be classified into one of the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs that are not corroborated by market data
Financial Instruments
Fair Value Hedges for Purchase Commitment — We maintain fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitment under the new build contract. As prescribed by SFAS 157, we recognize the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our financial instrument position based upon the forward contract price and the foreign currency exchange rate as of June 30, 2009. At June 30, 2009, the fair value of our derivatives was approximately $5.4 million.
Interest Rate Cash Flow Hedges — We have interest rate swap agreements for a portion of our Senior Facility indebtedness that has the effect of fixing the floating component of the interest rate at 4.725% on approximately $91.8 million of the Senior Facility. The interest rate swaps are accounted for as cash flow hedges. As prescribed by SFAS 157, we recognize the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our derivative financial instrument position based upon a series of calculations that include present value calculations, involving our principal amount and estimated future LIBOR rates. We report changes in the fair value of cash flow hedges in accumulated other comprehensive income and as of June 30, 2009, $4.1 million has been recorded.
          The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value Hedge	$-	$5.4	$-	$5.4
Purchase Commitment	-	(5.4)	-	(5.4)
Cash Flow Hedge	-	(6.0)	-	(6.0)

	$-	$(6.0)	$-	$(6.0)

(7)	INCOME TAXES
          We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings except for a portion of our current year foreign earnings that have been or may be distributed in 2009 and are taxable in the U.S. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions. Our North Sea operations based in the U.K. and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Further, most of our Southeast Asia region vessels are owned by our Singapore subsidiary, which has an exemption through December 2017 (with additional extensions available) for vessel profits. During the three months ended June 30, 2009, our income was derived principally from lower tax jurisdictions.
          Our 2009 tax provision includes two discrete tax benefits, $6.5 million related to a change in Norwegian tonnage tax for prior years and $17.0 million from the previously discussed impairment charge, that were recorded in the quarter ended March 31, 2009.
          Our second quarter of 2009 income tax provision was $0.04 million, or a 0.10% effective tax rate. There were no discrete tax items in the second quarter of 2009.
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
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard is effective for periods ending after June 15, 2009. We have evaluated FSP FAS No. 157-4 and have determined that it will not have an impact on our results of operations or financial position.
          In April 2009, the FASB issued (FSP) FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. We have evaluated FSP FAS No. 115-2, FAS No. 124-2 and EITF No. 99-20-2 and have determined that it will not have an impact on our results of operations or financial position.

          In April 2009, the FASB issued FASB Staff Position No. (FSP) FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS No. 107-1 and APB No. 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. These standards are effective for periods ending after June 15, 2009. We have evaluated FSP FAS No. 107-1 and APB No. 28-1 and have determined that they will not have an impact on our results of operating or financial position.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes U.S. GAAP for the accounting and disclosure surrounding events that occur subsequent to the balance sheet date but prior to the date the financial statements are issued or are available to be issued. The standard does not significantly change current practice and is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted SFAS No. 165 and it did not have a material impact on our consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through July 28, 2009 and during this period no material subsequent events came to our attention.
          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”. SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. We are evaluating the impact, if any, this standard will have on our financial statements.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact, if any, this standard will have on our financial statements.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No.168 establishes the Codification as the source of authoritative U.S. GAAP and supersedes all non-SEC accounting and reporting standards. This standard is effective for interim and annual periods ending after September 15, 2009. The adoption of the standard will not have a material effect on our consolidated financial statements. The primary effect will be in the consolidated footnotes where references to U.S. GAAP and to new FASB pronouncements will be based on the sections of the code rather than to individual FASB standards.
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
Operating Income (Loss) by Operating Segment

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2009
Revenue	$46,324	$19,517	$38,815	$-	$104,656
Direct operating expenses	17,378	2,068	19,686	-	39,132
Drydock expense	657	489	1,496	-	2,642
General and administrative expenses	2,463	578	2,194	6,330	11,565
Depreciation and amortization expense	4,215	1,703	7,029	199	13,146
Gain on sale of assets	(869)	-	-	-	(869)

Operating income (loss)	$22,480	$14,679	$8,410	$(6,529)	$39,040

Quarter Ended June 30, 2008
Revenue	$53,452	$20,175	$8,266	$-	$81,893
Direct operating expenses	22,519	2,992	4,401	-	29,912
Drydock expense	2,593	(515)	552	-	2,630
General and administrative expenses	3,335	506	681	4,899	9,421
Depreciation and amortization expense	6,422	1,830	1,090	173	9,515
Gain on sale of assets	(13,034)	(3,373)	-	-	(16,407)

Operating income (loss)	$31,617	$18,735	$1,542	$(5,072)	$46,822

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2009
Revenue	$90,235	$37,186	$86,030	$-	$213,451
Direct operating expenses	36,835	4,066	38,713	-	79,614
Drydock expense	2,317	1,049	1,514	-	4,880
General and administrative expenses	4,955	1,411	4,303	11,436	22,105
Depreciation and amortization expense	8,221	3,262	13,648	385	25,516
Gain on sale of assets	(4,058)	(1,438)	(5)	-	(5,501)
Impairment charge	-	-	46,247	-	46,247

Operating income (loss)	$41,965	$28,836	$(18,390)	$(11,821)	$40,590

Six Months Ended June 30, 2008
Revenue	$113,960	$36,403	$14,878	$-	$165,241
Direct operating expenses	44,681	5,369	7,560	-	57,610
Drydock expense	5,122	445	755	-	6,322
General and administrative expenses	6,159	912	1,132	9,995	18,198
Depreciation and amortization expense	12,921	3,186	1,860	296	18,263
Gain on sale of assets	(13,037)	(3,373)	-	-	(16,410)

Operating income (loss)	$58,114	$29,864	$3,571	$(10,291)	$81,258

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate a fleet of 97 offshore support vessels in the following regions: 42 vessels in the North Sea, 14 vessels offshore Southeast Asia, and 41 vessels in the Americas. Our owned fleet is one of the world’s youngest, largest and most geographically balanced, high specification offshore support vessel fleets and our owned vessels have an average age of approximately seven years.
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
          The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels from April to August, and at their lowest levels from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. We have historically, to the extent possible, accomplished the majority of our regulatory drydocks during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods. When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers influence the timing of drydocks throughout the year. During the first six months of 2009, we completed 178 drydock days, compared to 252 drydock days completed in the same period last year.
          We provide management services to other vessel owners for a fee, which is included in revenue. Charter revenues and vessel expenses of these managed vessels are not included in our operating results. These vessels are excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$46,324	$53,452	$90,235	$113,960
Southeast Asia Based Fleet	19,517	20,175	37,186	36,403
Americas Based Fleet	38,815	8,266	86,030	14,878

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$21,199	$21,766	$21,138	$23,384
Southeast Asia Based Fleet	21,201	17,992	20,959	16,179
Americas Based Fleet	15,704	15,854	16,541	14,507

Overall Utilization (a) (b):
North Sea Based Fleet	93.1%	95.3%	88.8%	93.8%
Southeast Asia Based Fleet	93.8%	86.6%	90.5%	91.3%
Americas Based Fleet	79.9%	85.5%	86.2%	86.7%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.0	27.0	25.4	27.7
Southeast Asia Based Fleet	11.0	14.8	11.1	13.9
Americas Based Fleet	34.8	7.0	34.0	6.7

Total	70.8	48.8	70.5	48.3

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)
Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	1 US$=		1 US$=

GBP	0.644	0.507	0.669	0.506
NOK	6.483	5.069	6.665	5.190
Euro	0.734	0.639	0.750	0.653
(d)
Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2009 with the Three Months Ended June 30, 2008
          For the quarter ended June 30, 2009, we had net income of $34.9 million, or $1.38 per diluted share, on revenues of $104.7 million. For the same period in 2008, net income was $46.8 million, or $2.00 per diluted share on revenues of $81.9 million.
          Our revenues for the quarter ended June 30, 2009, increased $22.8 million, or 28%, compared to the second quarter of 2008. The increase in revenue was due mainly to the $27.9 million contribution related to the Rigdon Acquisition that occurred July 1, 2008. The increase was offset by a decrease in net capacity of $2.6 million related to the sale of seven of our older vessels, offset by the additions of the Sea Cherokee and Sea Choctaw in 2009. Also, offsetting the increase was the combination of the currency effect and the overall decrease in day rates from $19,872 in the second quarter of 2008 to $18,712 in the current year quarter, which negatively impacted revenue by $7.1 million. Overall utilization excluding the acquired Rigdon vessels increased from 91.2% in the second quarter of 2008 to 93.4% in the current year quarter, which increased revenue by $4.6 million.
North Sea
          Revenues in the North Sea region decreased by $7.1 million, or 13.3%, to $46.3 million in the second quarter of 2009. This decrease was primarily a result of a combination of the strengthening of the US$ and the decrease in day rates from $21,766 to $21,199, which contributed $7.1 million to the decrease in revenue. The region also experienced a decrease of $3.7 million in capacity resulting primarily from the sale of the two vessels. Even though utilization decreased from 95.3% in the second quarter of 2008 to 93.1% of the current quarter, revenue increased by $3.7 million as the mix of days worked associated with vessels on higher day rates was positive. Operating income decreased $9.1 million over the prior year quarter, due to the decrease in revenue offset by the decrease in operating expenses and a decrease of the gain on asset sales of $12.1 million. Drydock expense decreased by $1.9 million due primarily to approximately 35 less drydock days. Depreciation expense decreased mainly due to fewer vessels as a result of the vessel sales. General and administrative expense in the second quarter of 2009 was $2.4 million compared to $3.3 million in the prior year quarter. The decrease is primarily due to the currency effect of a stronger US$.

Southeast Asia
          Revenues for our Southeast Asia based fleet decreased by $0.7 million to $19.5 million in the second quarter of 2009. Capacity decreased revenue by $0.2 million as a result of the disposal of vessels throughout 2008. This is offset by the addition of two new vessels in 2009, the Sea Cherokee and Sea Choctaw. Utilization for the first quarter of 2008 was 86.6% compared to the current quarter of 93.8%, which increased revenue by $0.5 million. Even though day rates increased from the prior year quarter, the negative effect of the mix of days worked to vessels on lower day rates reduced revenue by $1.0 million. Operating income for Southeast Asia was $14.7 million in the second quarter of 2009 compared to $18.7 million in the same 2008 quarter. The decrease is due mainly to the decrease in revenue coupled with the decrease of the gain on asset sales of $3.4 million.
Americas
          The Americas region revenues increased by $30.5 million compared to the second quarter of 2008. The increase in revenue is due primarily to the July 1, 2008 Rigdon Acquisition, which contributed $27.9 million in the current year quarter. Also contributing to the increase in revenue was the mobilization of the Sea Kiowa into the region. Utilization excluding the Rigdon Acquisition increased from 85.5% in the second quarter of 2008 to 93.8% in the current year quarter which contributed $0.5 million to the increase in revenue. The overall mix in day rates and currency fluctuations in the current quarter compared to the prior year quarter negatively impacted revenue by $0.9 million. Operating income was $8.4 million in the second quarter of 2009 compared to $1.5 million in the second quarter of 2009. The increase is due mainly to the effect of the Rigdon Acquisition.
Other
          Other expenses in the second quarter of 2009 increased by $3.6 million compared to the prior year quarter resulting primarily from $4.0 million in higher interest expense as a result of higher borrowings under the revolving line of credit and interest incurred on debt assumed through the Rigdon Acquisition. The effect of the foreign currency exchange rates contributed an additional gain of $0.6 million in 2009 compared to the second quarter of 2008, and interest income earned was lower by $0.2 million in the second quarter of 2009 compared to the prior year quarter.
Tax Provision
          Our income tax provision for the second quarter was $0.04 million, compared to the $0.4 million benefit, for the second quarter of 2008. The decrease in the 2009 period reflected a change in the mix of our pre tax profits from high to low tax jurisdictions.
Comparison of the Six Months Ended June 30, 2009 with the Six Months Ended June 30, 2008
          For the six months ended June 30, 2009, we had net income of $49.1 million, or $1.94 per diluted share, on revenues of $213.5 million. During the same period in 2008, net income was $79.0 million, or $3.40 per diluted share, on revenues of $165.2 million.

          Our year to date revenue increased 29% or $48.2 million year over year. This increase was primarily due to the Rigdon Acquisition offset by lower day rates in all regions. Also contributing to the increase in earnings was the full year effect of the addition of the Sea Apache and Sea Kiowa that occurred in the first quarter of 2008 and the additions of the Sea Cherokee, and Sea Choctaw that occurred in 2009. Offsetting this was the sale of seven vessels and the sale of the Sefton Supporter, which has not been included in our published vessel count.
          Operating income decreased by $40.7 million, from $81.3 million in 2008 to $40.6 million this year. The decrease is due largely to the $46.2 million impairment charge resulting from a shipyard defaulting on the construction of three vessels. Operating income excluding the charge would have been $86.8 million for the first six months of 2009 compared to $81.3 million for the same 2008 period. The increase, before the impairment charge, is due primarily to the income generated from the Rigdon Acquisition offset by the decrease of the gain on sale of assets.
North Sea
          North Sea revenue decreased 20.8%, or $23.7 million in 2009 compared to 2008. The effect of the strengthening of the US$ and the decrease in day rates from $23,384 in 2008 to $21,138 in 2009 contributed $16.8 million to the decrease in revenue. Also contributing $6.9 million to the decrease in revenue was sale of two vessels in 2008, and the mobilization of the Highland Piper out of the region. Operating income decreased by $16.1 million compared to 2008, resulting primarily from the decrease in gain on sale of assets and the effect of the strengthening US$ on both revenue and expenses.
Southeast Asia
          Revenue for our Southeast Asia based fleet increased by $0.8 million, from $36.4 million in the first six months of 2008 to $37.2 million in the same 2009 period. The increase was primarily attributable to an increase in the fleet size in the region as a result of the full year effect of the additions of the Sea Apache and Sea Kiowa in early 2008, and the additions of the Sea Cherokee and Sea Choctaw in 2009. Offsetting the additions was the sale of three of our older vessels in 2008 and the loss of the Sea Searcher in 2009. Also the Sea Kiowa, which was added in early 2008, was subsequently mobilized to the Americas region. Day rates increased from $16,179 in 2008 to $20,959 in 2009, which contributed $0.3 million to the increase in revenue. Utilization decreased from 91.3% in 2008 to 90.5% in 2009, reducing revenue by $0.6 million. Operating income decreased from $29.9 million in 2008 to $28.8 million this year. The decrease is due mainly to the decrease in the gain on asset sales.
Americas
          Our Americas region revenue increased $71.2 million, from $14.9 million in 2008 to $86.0 million in 2009. The increase in revenue is due primarily to the July 1, 2008 Rigdon Acquisition which contributed $64.4 million to the increase. Also contributing $6.6 million to the increase was the mobilization into the region of the Highland Piper and Sea Kiowa. Excluding the $46.2 million impairment charge, operating income increased $24.3 million from 2008 resulting primarily from the effect of the Rigdon Acquisition.

Other
          In the six months ended June 30, 2009, other expenses totaled $11.4 million, an increase of $9.9 million from 2008. The increase was due primarily to higher interest expense of $8.0 million as a result of higher borrowings under our revolving line of credit and interest incurred on outstanding debt assumed through the Rigdon Acquisition. The effect of the foreign currency exchange rates contributed a loss of $1.4 million in 2009 compared to 2008. Interest income earned in 2009 was $0.1 million compared to $0.6 million in 2008.
Tax Provision
          Our income tax provision for the first half of 2009 was a $19.9 million benefit compared to a provision of $0.7 million or 0.92% effective tax rate, for the same 2008 period. The decrease in our effective tax rate is due to our recording of tax benefits in the first quarter of 2009 for the impairment charge and the change in the Norway tonnage tax regime.
Liquidity, Capital Resources and Financial Condition
          Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined by the supply and demand of crude oil and natural gas.
          On July 1, 2008, in conjunction with the Rigdon Acquisition we assumed a $224 million Senior Secured Credit Facility held with a syndicate of banks led by DVB Bank NV as agent, and a $85 million Subordinated Secured Credit Facility held by DVB Bank NV. Both facilities mature on June 30, 2010, and, as such, the combined outstanding liability of $209.6 million as of June 30, 2009, has been reclassified from long term to current. Our current intention is to refinance a substantial majority of this facility before the end of the year. There can be no assurances that we will be able to refinance these facilities on terms that would be acceptable, but we are in ongoing discussions and negotiations with different banks that have expressed an interest in providing the refinancing. If we do not refinance, we currently anticipate repaying the debt at maturity through a combination of cash on hand, cash generated by operations over the next year, and borrowing on the available portion of our revolving line of credit.
          Net working capital at June 30, 2009, was a deficit of $7.2 million. Cash on hand at June 30, 2009 totaled $165.9 million. Net cash provided by operating activities was $54.2 million for the three months ended June 30, 2009, and cash used in investing activities for the same three months was $3.1 million.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	1 US$=		1 US$=

GBP	0.644	0.507	0.669	0.506
NOK	6.483	5.069	6.665	5.190
Euro	0.734	0.639	0.750	0.653
          Our North Sea based fleet generated $46.3 million in revenue and $22.5 million in operating income for the three months ended June 30, 2009 and $90.2 million in revenue and $42.0 million in operating income for the six months ended June 30, 2009.
          Reflected in the accompanying balance sheet as of June 30, 2009, is $38.8 million in accumulated other comprehensive income that fluctuates based on differences in foreign currency exchange rates as of each balance sheet date. Also included in accumulated other comprehensive income was a gain of $4.1 million related to the cash flow hedges. Changes in the other comprehensive income are primarily non-cash items that are attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.
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
          One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations with regards to our revenue and costs of operations. However, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. The balance sheet reflects the change in the fair value of the foreign currency contracts and purchase commitments of $5.4 million, a decrease of $2.4 million from year-end 2008.
          We also have interest rate swap agreements for a portion of the Senior Facility indebtedness that has fixed the interest rate at 4.725% on a portion of the Senior Facility. These interest rate swaps are accounted for as cash flow hedges. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet also contains cash flow hedges within other long term liabilities, reflecting the fair value of the interest rate swaps which was $6.0 million at June 30, 2009. For the six months ended June 30, 2009 a gain of $2.0 million has been reclassified from other comprehensive income to interest expense. We expect to reclassify $3.2 million of deferred loss on the interest rate swaps to interest expense during the next 12 months.
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
Interest Rate Sensitivity
          Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of June 30, 2009, the fair value of these notes, based on quoted market prices, was approximately $148.8 million compared to a carrying amount of $159.7 million.
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

PART II	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS
          At our annual meeting of stockholders held on May 14, 2009, our stockholders approved the election of all nominated directors, as follows:

Name of Nominee	For	Withheld
Peter I. Bijur	20,264.539	351,787
David J. Butters	20,194,461	421,865
Brian R. Ford	20,439,990	176,336
Louis S. Gimbel, 3rd	20,344,865	271,461
Sheldon S. Gordon	20,436,205	180,121
Robert B. Millard	20,369,397	246,929
Robert T. O’Connell	19,880,844	735,482
Larry T. Rigdon	19,229,021	1,387,305
Rex C. Ross	20,436,205	180,121
Bruce A. Streeter	20,353,244	263,082
          At our annual meeting of stockholders held on May 14, 2009, our stockholders approved the selection of UHY LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009, as follows:

For	Against	Abstained
20,523,260	90,604	2,463

ITEM 6.	EXHIBITS
Exhibits
          See Exhibit Index for list of Exhibits filed herewith.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)
By:	/s/ Quintin V. Kneen
Quintin V. Kneen
Executive Vice President and Chief Financial Officer
Date: July 28, 2009

EXHIBIT INDEX

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, dated December 4, 1996	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended December 31, 2008

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008

3.4	Bylaws, dated December 5, 1996	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141, filed on March 28, 1997

3.5	Amendment No. 1 to Bylaws	Incorporated by reference to Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibits 3.4 and 3.5 for provisions of the Bylaws defining the rights of the holders of Common Stock	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended December 31, 2008, Exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008, Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141, filed on March 28, 1997, and Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139, filed on July 11, 1997

4.3	Indenture, dated as of July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	Registration Rights Agreement, dated July 1, 2008, among GulfMark Offshore, Inc. and certain of the Rigdon Shareholders	Incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed on July 7, 2008

31.1	Section 302 certification for B.A. Streeter	Filed herewith

31.2	Section 302 certification for Q.V. Kneen	Filed herewith

32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 certification furnished for Q. V. Kneen	Filed herewith