Form 10-Q
period 2009-09-30
GULFMARK OFFSHORE INC
filed 2009-10-30
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
GULFMARK OFFSHORE, INC.
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
YES ☐   NO ☑
     Number of shares of Common Stock, $0.01 par value, outstanding as of October 29, 2009: 25,838,598

GulfMark Offshore, Inc.
Index

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$198,103	$100,761
Trade accounts receivable, net of allowance for doubtful accounts of $957 and $408, respectively	83,955	101,434
Other accounts receivable	5,059	3,467
Prepaid expenses and other	13,478	7,236

Total current assets	300,595	212,898

Vessels and equipment at cost, net of accumulated depreciation of $225,643 and $182,283, respectively	1,132,951	1,035,436
Construction in progress	44,904	134,077
Goodwill	129,955	123,981
Fair value hedges	14,722	7,801
Intangibles, net of accumulated amortization of $3,604 and $1,442, respectively	30,994	33,156
Deferred costs and other assets	7,547	9,618

Total assets	$1,661,668	$1,556,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$48,807	$18,970
Accounts payable	19,815	15,085
Income taxes payable	11,028	3,037
Other accrued liabilities	32,373	37,800

Total current liabilities	112,023	74,892

Long-term debt	414,677	462,941
Long-term income taxes:
Deferred tax liabilities	93,681	116,172
Other tax liabilities	25,087	27,913
Other long term liabilities	25,015	20,206
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 25,840 and 25,351 shares issued and outstanding, respectively	254	250
Additional paid-in capital	359,413	352,843
Retained earnings	582,476	520,630
Accumulated other comprehensive income (loss)	49,125	(17,157)
Treasury stock	(6,275)	(6,852)
Deferred compensation expense	6,192	5,129

Total stockholders’ equity	991,185	854,843

Total liabilities and stockholders’ equity	$1,661,668	$1,556,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands except per share amounts)

Revenue	$90,764	$124,616	$304,215	$289,857
Costs and expenses:
Direct operating expenses	39,508	46,482	119,122	104,092
Drydock expense	6,398	3,504	11,278	9,826
General and administrative expenses	11,556	11,123	33,661	29,321
Depreciation and amortization	13,533	13,463	39,049	31,726
(Gain) loss on sale and involuntary disposal of assets	4	(2,347)	(5,497)	(18,757)
Impairment charge	—	—	46,247	—

Total costs and expenses	70,999	72,225	243,860	156,208

Operating income	19,765	52,391	60,355	133,649

Other income (expense):
Interest expense	(5,146)	(5,151)	(15,229)	(7,268)
Interest income	128	385	264	977
Foreign currency gain (loss) and other	532	134	(884)	(185)
Other	—	2,144	—	2,508

Total other expense	(4,486)	(2,488)	(15,849)	(3,968)

Income before income taxes	15,279	49,903	44,506	129,681
Income tax (provision) benefit	(2,577)	(4,484)	17,340	(5,217)

Net income	$12,702	$45,419	$61,846	$124,464

Earnings per share:
Basic	$0.50	$1.83	$2.46	$5.33

Diluted	$0.50	$1.78	$2.44	$5.19

Weighted average shares outstanding:
Basic	25,235	24,865	25,116	23,358

Diluted	25,485	25,445	25,343	23,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009

				Accumulated			Deferred
		Additional		Other	Treasury Stock		Compen-	Total
	Common	Paid-In	Retained	Comprehensive		Share	sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Shares	Value	Expense	Equity

	(In thousands)

Balance at December 31, 2008	$250	$352,843	$520,630	($17,157)	211	($6,852)	$5,129	$854,843
Net income			61,846					61,846
Issuance of common stock	2	6,963						6,965
Exercise of stock options	2	694						696
Deferred compensation plan		(1,087)			8	577	1,063	553
Unrealized gain on cash flow hedges				1,848				1,848
Translation adjustment				64,434				64,434

Balance at September 30, 2009	$254	$359,413	$582,476	$49,125	219	($6,275)	$6,192	$991,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008

	(In thousands)
Cash flows from operating activities:
Net income	$61,846	$124,464
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	39,049	31,726
Gain on sale of assets	(5,497)	(18,757)
Impairment charge on assets under construction	46,247	—
Amortization of stock based compensation	5,708	4,258
Amortization of deferred financing costs on debt	528	535
Provision for doubtful accounts receivable, net of write-offs	542	141
Deferred income tax expense (benefit)	(22,245)	3,301
Foreign currency transaction loss	1,361	188
Change in operating assets and liabilities:
Accounts receivable	20,230	(8,888)
Prepaids and other	(5,760)	673
Accounts payable	3,110	817
Accrued liabilities and other	(6,447)	(9,943)

Net cash provided by operating activities	138,672	128,515
Cash flows from investing activities:
Purchases of vessels and equipment	(40,411)	(93,125)
Proceeds from disposition of vessels and equipment	8,893	23,948
Cash received with acquisition of business	—	31,028
Consideration paid for acquired business	—	(152,621)

Net cash used in investing activities	(31,518)	(190,770)
Cash flows from financing activities:
Proceeds from debt	—	163,399
Repayments of debt	(18,477)	(101,798)
Proceeds from exercise of stock options	694	163
Proceeds from issuance of stock	588	362

Net cash provided by (used in) financing activities	(17,195)	62,126
Effect of exchange rate changes on cash	7,383	(539)

Net increase (decrease) in cash and cash equivalents	97,342	(668)
Cash and cash equivalents at beginning of the period	100,761	40,119

Cash and cash equivalents at end of the period	$198,103	$39,451

Supplemental cash flow information:
Interest paid, net of interest capitalized	$18,032	$9,445

Income taxes paid, net	$2,595	$2,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     We recorded a small number of immaterial adjustments relating to the first half of 2009 in the current period. The only item impacted was estimated income tax provision (benefit), and the net impact of rectifying the year to date total was to increase that amount and to decrease net income by $1.2 million in the three months ended September 30, 2009. We do not believe the net adjustment is quantitatively and qualitatively material to our consolidated financial statements for the fiscal year or to the trend in earnings throughout 2009.
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
     Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$12,702	25,235	$0.50	$45,419	24,865	$1.83
Dilutive effect of common stock options and unvested restricted stock	—	250		—	580

Earnings per share, diluted	$12,702	25,485	$0.50	$45,419	25,445	$1.78

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$61,846	25,116	$2.46	$124,464	23,358	$5.33
Dilutive effect of common stock options and unvested restricted stock	—	227		—	636

Earnings per share, diluted	$61,846	25,343	$2.44	$124,464	23,994	$5.19

(2)	COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

	(In thousands)		(In thousands)
Net income	$12,702	$45,419	$61,846	$124,464
Comprehensive income:
Unrealized gain (loss) on cash flow hedge	(158)	(2,967)	1,848	(2,967)
Foreign currency translation	10,523	(64,230)	64,434	(48,958)

Total comprehensive income (loss)	$23,067	($21,778)	$128,128	$72,539

     Our accumulated other comprehensive income item relates primarily to our cumulative foreign currency translation adjustments, and adjustments related to the cash flow hedges.
(3) IMPAIRMENT CHARGE
     In March 2009, we notified a shipyard building three of the vessels in our new build program that they were in default under the construction contract. The default arose as a result of non-performance under the terms of the contract caused by financial difficulties of the shipyard. Construction on these vessels has stopped and we are evaluating our remedies under the contract and under applicable law. In April 2009, we concluded that we had a material impairment and recognized a charge of $46.2 million in the first quarter pertaining to the construction in progress related to this contract. That charge represented the full amount of our investment in these vessels. The shipyard building the three vessels is in Chapter 11 bankruptcy proceedings.

(4) RIGDON ACQUISITION
     As previously disclosed, on July 1, 2008, we acquired 100% of Rigdon Marine Holdings and Rigdon Marine Corporation. The unaudited pro forma effect assuming that the transaction was consummated as of the beginning of the period indicated is presented in the following table (in thousands, except earnings per share):

	Nine Months Ended
	September 30,
	2009	2008

Revenue	$304,215	$344,857
Operating income	60,355	153,758
Net income	61,846	128,667
Basic earnings per share	$2.46	$5.17
(5) FLEET EXPANSION AND RENEWAL PROGRAM
     During 2009 we have taken delivery of five of the 12 vessels that were under construction at December 31, 2008. In addition, we sold the Highland Sprite in March 2009, for approximately $5.1 million and realized a gain on the sale of approximately $3.2 million. In late February 2009, one of our vessels in Southeast Asia, the Sea Searcher, was damaged in a ship fire. The company’s insurance underwriters deemed the vessel a constructive total loss and a gain on the involuntary conversion of approximately $1.4 million was recognized in the first quarter related to this event. In March 2009, we notified a shipyard building three of the vessels in our new build program that they were in default under the construction contract. Construction on these vessels has stopped and in April 2009, we concluded that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009. In addition, we recognized a gain on the sale of the Sefton Supporter of approximately $0.9 million in the second quarter of 2009. This was a special purpose vessel that has not been included in our published vessel counts and which was located in the North Sea. In 2009, a decision was made to no longer operate the Clwyd Supporter, which is located in the North Sea region. Based on that decision the vessel is classified as an asset held for sale and is included in prepaid expenses and other current assets on the balance sheet as of September 30, 2009, in the amount of $2.4 million. The following table illustrates the details of the vessels added and disposed of since December 31, 2008.

		Vessel Additions Since December 31, 2008
			Year	Length			Month
Vessel	Region	Type (1)	Built	(feet)	BHP(2)	DWT (3)	Delivered

Swordfish	Americas	Crew	2009	176	7,200	314	Feb-09
Sea Cherokee	SEA	AHTS	2009	250	10,700	2,700	Mar-09
Blacktip	Americas	FSV	2009	181	7,200	543	Apr-09
Tiger	Americas	FSV	2009	181	7,200	543	Jul-09
Sea Comanche	SEA	AHTS	2009	250	10,700	2,700	Jul-09

1)	AHTS — Anchor handling, towing and supply vessel

FSV — Fast supply vessel

PSV — Platform supply vessel

SpV — Specialty vessel, including towing and oil response

SmAHTS — Small anchor handling, towing and supply vessel

2)	BHP — Breakhorse power

3)	DWT — Deadweight tons

	Vessels Disposed of Since December 31, 2008(1)
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Disposed

Highland Sprite	N.Sea	SpV	1986	194	3,590	1,442	Mar-09
Sea Searcher	SEA	SmAHTS	1976	185	3,850	1,215	Mar-09

1)	Does not include the disposition of the Sefton Supporter.
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
     Interest is capitalized in connection with the construction of vessels. During the three month periods ended September 30, 2009 and 2008, $0.7 million and $2.9 million of interest, respectively, was capitalized. During the nine month periods ended September 30, 2009 and 2008, $3.1 million and $7.8 million, respectively, was capitalized.

(6) LONG-TERM DEBT
Our long-term debt consisted of the following:

	September 30	December 31,
	2009	2008
	(In thousands)
Secured Reducing Revolving Loan Facility	$80,000	$84,250
Senior Facility	138,807	153,035
Subordinated Facility	85,000	85,000
7.75% Senior Notes due 2014	160,000	160,000

	463,807	482,285

Less: Current maturities of long-term debt	(48,807)	(18,970)
Debt discount, net	(323)	(374)

Total	$414,677	$462,941

     The terms relating to the Secured Reducing Revolving Loan Facility and the 7.75% Senior Notes are described in our Annual Report on Form 10-K for the year ended December 31, 2008. In October 2009, we negotiated a term sheet for a new credit facility, the proceeds of which will be used to pay down the Senior Facility and the Subordinated Facility. Following is a description of the Senior Facility and the Subordinated Facility and a description of the proposed new facility and its effect on the classification of the Senior Facility and the Subordinated Facility as of September 30, 2009.
$224 Million Senior Secured Credit Facility Agreement (“Senior Facility”) and $85 Million Subordinated Secured Credit Facility Agreement (“Subordinated Facility”)
     The Senior Facility bears interest at the rate of LIBOR plus 125 basis points and principal is due at the rate of 0.833% per month of the outstanding principal on each vessel beginning one month after delivery of the vessel with a final payment due on maturity (currently $19 million per year). The Senior Facility is subject to financial covenants consistent with those of our Secured Reducing Revolving Credit Loan Facility. At September 30, 2009, we were in compliance with all covenants.
     The Subordinated Facility bears interest at the rate of LIBOR plus 200 basis points. There are no scheduled principal repayments before the maturity date and no principal payments may be made until the Senior Facility is repaid in full. The Subordinated Facility is also subject to the same financial covenants as the Senior Facility and contains other customary covenants and events of default. At September 30, 2009, we were in compliance with all covenants.
     Both facilities mature on June 30, 2010. As a result, the outstanding balances under the Senior Facility and the Subordinated Facility as of June 30, 2009, were classified as current portion of long-term debt in our balance sheet as of June 30, 2009. At September 30, 2009, as a result of the new debt to be issued in the fourth quarter of 2009, we reclassified $175.0 million of the outstanding balances to long-term debt.
     During the fourth quarter we executed a credit approved term sheet to refinance $200 million of the indebtedness that is otherwise maturing on June 30, 2010. Our intention is to complete this refinancing by December 31, 2009. The new facility is expected to be secured with first priority mortgages on 23 vessels in the Americas region fleet and will be subject to financial and other covenants. The replacement facility will be a long-term facility with an expected maturity date of December 31, 2012.

(7) FAIR VALUE MEASUREMENTS
     Each asset and liability required to be carried at fair value is classified under one of the following criteria:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
Financial Instruments
Fair Value Hedges for Purchase Commitment — We maintain fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitment under the new build contract. We recognize the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our financial instrument position based upon the forward contract price and the foreign currency exchange rate as of September 30, 2009. At September 30, 2009, the fair value of our derivatives was approximately $14.7 million.
Interest Rate Cash Flow Hedges — We have interest rate swap agreements for a portion of our Senior Facility indebtedness that has the effect of fixing the floating component of the interest rate at 4.725% on approximately $89.6 million of the Senior Facility. The interest rate swaps are accounted for as cash flow hedges. We recognize the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our derivative financial instrument position based upon a series of calculations that include present value calculations, involving our principal amount and estimated future LIBOR rates. We report changes in the fair value of cash flow hedges in accumulated other comprehensive income and as of September 30, 2009, $4.2 million has been recorded.
     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value Hedges	$—	$14.7	$—	$14.7
Purchase Commitments	—	(14.7)	—	(14.7)
Cash Flow Hedges	—	(6.1)	—	(6.1)

	$—	$(6.1)	$—	$(6.1)

     The purchase commitments and cash flow hedges are included in other long term liabilities on the balance sheet as of September 30, 2009.
(8) INCOME TAXES
     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings except for a portion of our current year foreign earnings that have been or may be distributed in 2009 and are taxable in the U.S. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions. Our North Sea operations based in the United Kingdom (U.K.) and Norway have a special tax incentive for qualified shipping operations known as a tonnage tax. These tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Further, most of our Southeast Asia region vessels are owned by our Singapore subsidiary, which has an exemption through December 2017 (with additional extensions available) for vessel profits. During the three months ended September 30, 2009, our income was derived principally from lower tax jurisdictions.
     Our tax provision for the nine months ended September 30, 2009 contains several discrete items including the reversal in the first quarter of a previously recognized liability pertaining to Norwegian tonnage tax of $6.5 million; the $17.0 million tax effect of the aforementioned impairment charge (see Note 3); and a $4.5 million reversal of a valuation allowance on previously recorded foreign tax credits.
(9) COMMITMENTS AND CONTINGENCIES
     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions or the industry-wide, multi-employer, defined benefit pension fund, Merchant Officers Pension Fund in the U.K., may be estimated based on our experience or estimated liabilities in these matters and, where appropriate, the advice of outside counsel or other outside experts. During 2009, we accrued approximately $1.1 million related to the Merchant Officers Pension Fund based on the latest information available. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle them. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.
(10) NEW ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
     In April 2009, the FASB issued an update to its guidelines in FASB ASC 820, Fair Value Measurements and Disclosures, relating to estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance includes criteria for identifying circumstances that indicate a transaction is not orderly. The guidance is effective for periods ending after June 15, 2009. We have evaluated the updated ASC and have determined that it will not have an impact on our results of operations or financial position.

     In April 2009, the FASB issued an update to its guidelines in FASB ASC 320, Investments-Debt and Equity Securities, to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event, and to more effectively communicate when an other-than-temporary impairment event has occurred. This guidance applies to debt securities. We have evaluated the updated ASC and have determined that it will not have an impact on our results of operations or financial position.
     In April 2009, the FASB issued an update to its guidelines in FASB ASC 825, Financial Instruments, relating to disclosures about fair value of financial instruments in both interim and annual financial statements. The guidance is effective for periods ending after June 15, 2009. We have evaluated the updated ASC and have determined that it will not have an impact on our results of operating or financial position.
     In May 2009, the FASB issued an update to its guidelines in FASB ASC 855, Subsequent Events, relating to U.S. GAAP for the accounting and disclosure surrounding events that occur subsequent to the balance sheet date but prior to the date the financial statements are issued or are available to be issued. The guidance does not significantly change current practice and is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. The guidance did not have a material impact on our consolidated financial statements. We evaluated all events or transactions that occurred after September 30, 2009 up through October 30, 2009, and during this period no material subsequent events came to our attention other than the debt refinancing disclosure in Note 6.
     In June 2009, the FASB issued an update to its guidelines in FASB ASC 860, Transfers and Servicing, relating to information requirements about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidelines are effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. We are evaluating the impact, if any, this update will have on our financial statements.
     In June 2009, the FASB issued an update to its guidelines in FASB ASC 810, Consolidations, relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact, if any, this update will have on our financial statements.
(11) OPERATING SEGMENT INFORMATION
     We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280, Segment Reporting. Our management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table, and detailed discussions below.

Operating Income (Loss) by Operating Segment

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2009
Revenue	$40,722	$19,114	$30,928	$—	$90,764
Direct operating expenses	19,150	2,469	17,889	—	39,508
Drydock expense	2,833	1,040	2,525	—	6,398
General and administrative expenses	2,822	520	2,296	5,918	11,556
Depreciation and amortization expense	4,336	1,879	7,097	221	13,533
(Gain) loss on sale of assets	3	—	1	—	4

Operating income (loss)	$11,578	$13,206	$1,120	$(6,139)	$19,765

Quarter Ended September 30, 2008
Revenue	$59,169	$21,094	$44,353	$—	$124,616
Direct operating expenses	23,677	4,493	18,312	—	46,482
Drydock expense	1,628	(211)	2,087	—	3,504
General and administrative expenses	2,837	511	2,765	5,010	11,123
Depreciation and amortization expense	5,328	1,512	6,452	171	13,463
Gain on sale of assets	(6)	(2,340)	(1)	—	(2,347)

Operating income (loss)	$25,705	$17,129	$14,738	$(5,181)	$52,391

		Southeast
	North Sea	Asia	Americas	Other	Total
			(In thousands)
Nine Months Ended September 30, 2009
Revenue	$130,957	$56,300	$116,958	$—	$304,215
Direct operating expenses	55,985	6,535	56,602	—	119,122
Drydock expense	5,150	2,089	4,039	—	11,278
General and administrative expenses	7,777	1,931	6,599	17,354	33,661
Depreciation and amortization expense	12,557	5,141	20,745	606	39,049
Gain on sale of assets	(4,055)	(1,438)	(4)	—	(5,497)
Impairment charge	—	—	46,247	—	46,247

Operating income (loss)	$53,543	$42,042	$(17,270)	$(17,960)	$60,355

Nine Months Ended September 30, 2008
Revenue	$173,129	$57,497	$59,231	$—	$289,857
Direct operating expenses	68,358	9,862	25,872	—	104,092
Drydock expense	6,750	234	2,842	—	9,826
General and administrative expenses	8,996	1,423	3,897	15,005	29,321
Depreciation and amortization expense	18,249	4,698	8,312	467	31,726
Gain on sale of assets	(13,043)	(5,713)	(1)	—	(18,757)

Operating income (loss)	$83,819	$46,993	$18,309	$(15,472)	$133,649

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate a fleet of 91 offshore support vessels in the following regions: 40 vessels in the North Sea, 14 vessels offshore Southeast Asia, and 37 vessels in the Americas. Our owned fleet is one of the world’s youngest, largest and most geographically balanced, high specification offshore support vessel fleets and our owned vessels have an average age of approximately seven years.
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
     The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels from April to August, and at their lowest levels from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. We have historically, to the extent possible, accomplished the majority of our regulatory drydocks during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods. When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers influence the timing of drydocks throughout the year. During the first nine months of 2009, we completed 377 drydock days, compared to 339 drydock days completed in the same period last year.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$40,722	$59,169	$130,957	$173,129
Southeast Asia Based Fleet	19,114	21,094	56,300	57,497
Americas Based Fleet	30,928	44,353	116,958	59,231

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$20,171	$23,449	$20,820	$23,389
Southeast Asia Based Fleet	21,180	18,844	21,033	17,062
Americas Based Fleet	16,894	16,815	16,605	16,164

Overall Utilization (a) (b):
North Sea Based Fleet	90.5%	94.1%	89.3%	93.9%
Southeast Asia Based Fleet	85.8%	97.2%	88.9%	93.2%
Americas Based Fleet	57.3%	93.9%	76.2%	91.7%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	24.0	27.0	25.0	27.4
Southeast Asia Based Fleet	11.7	12.8	11.3	13.5
Americas Based Fleet	35.8	31.0	34.6	14.8

Total	71.5	70.8	70.9	55.7

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	1 US$=		1 US$=
GBP	0.609	0.528	0.648	0.513
NOK	6.106	5.359	6.468	5.244
Euro	0.699	0.665	0.732	0.657

(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.
Comparison of the Three Months Ended September 30, 2009 with the Three Months Ended September 30, 2008
     For the quarter ended September 30, 2009, we had net income of $12.7 million, or $0.50 per diluted share, on revenues of $90.8 million. For the same period in 2008, net income was $45.4 million, or $1.78 per diluted share on revenues of $124.6 million.
     Our revenues for the quarter ended September 30, 2009, decreased $33.9 million, or 27%, compared to the third quarter of 2008. The decrease in revenue was due mainly to lower utilization in all regions, as a result of the weakening of the overall global economy which resulted in a decline of $17.9 million. In addition, revenue declined by $4.2 million as overall capacity decreased as a result of several 2008 and early 2009 vessel sales, partially offset by the addition to the fleet of new build vessels in 2009. Also, contributing $11.8 million to the decrease in revenue was the combination of the currency effect and the decrease in overall day rates from $19,710 in the third quarter of 2008 to $19,077 in the current year quarter.
North Sea
     Revenues in the North Sea region decreased by $18.4 million, or 31%, to $40.7 million in the third quarter of 2009. The combination of the strengthening of the U.S. Dollar and the decrease in day rates from $23,449 in the third quarter of 2008 to $20,171 in the current year quarter, contributed $10.3 million to the decrease in revenue. The region also experienced a decrease of $6.7 million in capacity resulting primarily from the sale of two vessels and the decision to remove a vessel from service in 2009. Utilization decreased from 94.1% in the third quarter of 2008 to 90.5% in the current quarter, decreasing revenue by $1.4 million. Operating income decreased $14.1 million from the prior year quarter due mainly to the decrease in revenue offset by lower operating costs. Drydock expense increased by $1.2 million due to 36 additional drydock days. Depreciation expense decreased by $1.0 million mainly due to fewer vessels.
Southeast Asia
     Revenues for our Southeast Asia based fleet decreased by $2.0 million to $19.1 million in the third quarter of 2009. Utilization decreased from 97.2% in the third quarter of 2008 to 85.8% in the current year quarter which decreased revenue by $2.1 million. Capacity increased revenue by $1.2 million as a result of the additions of two vessels in 2009, and the full year effect of the addition of a vessel in the third quarter of 2008. This is partially offset by the sale of four of our older vessels in 2008. Even though day rates increased from the prior year quarter, the negative effect of the mix of days worked to vessels on lower day rates reduced revenue by $1.1 million. Operating income was $13.2 million in the third quarter of 2009 compared to $17.1 million in the same 2008 quarter. The decrease is due mainly to the decrease in revenue coupled with the decrease of the gain on asset sales of $2.3 million, partially offset by lower operating costs.
Americas
     The Americas region revenues decreased by $13.4 million, or 30% to $30.9 million in the third quarter of 2009. Utilization decreased from 93.9% in the third quarter of 2008 to 57.3% in the current year quarter resulting mainly from the drop in natural gas prices and its effect on the rig utilization in the Gulf of Mexico, which contributed $14.4 million to the lower revenue. Offsetting the utilization decrease was the addition of five new vessels which added $1.3 million to revenue. The overall mix in day rates and currency fluctuations in the current quarter compared to the prior year quarter negatively impacted revenue by $0.3 million. Operating income was $1.1 million in the third quarter of 2009 compared to $14.7 million in the third quarter of 2008. The decrease is due mainly to the decrease in revenue.
Other
     Other expenses in the third quarter of 2009 increased by $2.0 million compared to the prior year quarter resulting primarily from the refund of ISS tax in Brazil which was collected in the third quarter of 2008.
Tax Provision
     Our tax provision for the third quarter of 2009 was $2.6 million, compared to $4.5 million in the third quarter of 2008. The decrease resulted primarily from the lower overall pre-tax earnings, offset by a slightly higher effective tax rate in the third quarter of 2009 stemming from the domestic tax impact of dividends from our foreign subsidiaries.
Comparison of the Nine Months Ended September 30, 2009 with the Nine Months Ended September 30, 2008
     For the nine months ended September 30, 2009, we had net income of $61.8 million, or $2.44 per diluted share, on revenues of $304.2 million. During the same period in 2008, net income was $124.5 million, or $5.19 per diluted share, on revenues of $289.9 million.
     Our year to date revenue increased 5% or $14.4 million year over year. The increase was due mainly to the Rigdon Acquisition, which contributed $57.8 million to the increase. Throughout 2009, we also added five new vessels that were under construction at the end of 2008 and we experienced the loss of revenue from six vessels that were sold in 2008 and early 2009. The net reduction in vessel count reduced revenue by $0.1 million. As a result of the weaker global economy overall utilization decreased from 93.1% in the nine month period of 2008 to 82.9% in the same period of 2009, which reduced revenue by $12.2 million. Day rates decreased from $19,963 in the nine months ended September 30, 2008, to $18,961 in the same period of 2009. The combination of day rates and currency exchange rates resulted in a $31.1 million decrease in revenue.
     Operating income decreased by $73.3 million, from $133.6 million in 2008 to $60.3 million this year. The decrease is due largely to the $46.2 million impairment charge resulting from a shipyard defaulting on the construction of three vessels. Also contributing to the decrease was an increase in operating cost related to the increase in vessel count and a smaller gain on sale of assets of $13.3 million.

North Sea
     North Sea revenue decreased 24%, or $42.2 million in 2009 compared to 2008. The effect of the strengthening of the U.S. Dollar and the decrease in day rates from $23,389 in 2008 to $20,820 in 2009 contributed $27.3 million to the decrease in revenue. Capacity impact decreased revenue by $11.4 million related primarily to the full year effect of the 2008 vessel sales and the additional vessel sale in 2009. In 2008, we also mobilized two vessels to other regions. Overall utilization decreased from 93.9% in 2008 to 89.3% in the current year, representing $3.5 million in lower revenue. Operating income decreased by $30.3 million compared to 2008, resulting primarily from the decrease in revenue coupled with the decrease of $9.0 million of gains on asset sales, offset by lower operating and general and administrative costs.
Southeast Asia
     Revenue for our Southeast Asia based fleet decreased by $1.2 million, from $57.5 million in the first nine months of 2008 to $56.3 million in the same 2009 period. Capacity had a positive impact of $3.8 million on revenue as a result of the two new vessels added in 2009 and the full year effect of the two vessels added in 2008. Offsetting the addition was the disposal of five vessels and the mobilization of a vessel to the Americas region in 2008. Overall utilization decreased from 93.2% to 88.9%, representing $3.2 million in lower revenue. Day rates increased from $17,062 in 2008 to $21,033 in 2009, however revenue decreased $1.8 million as the mix of days worked related to high rate vessels was negative. Operating income decreased from $47.0 million in 2008 to $42.0 million in 2009 due to the decrease in revenues and the decrease of the gain on asset sales coupled with higher drydock costs, which were offset by lower operating costs. Drydock expense increased by $1.8 million due to 42 additional drydock days in 2009.
Americas
     Our Americas region revenue increased $57.7 million, from $59.2 million in 2008 to $117.0 million in 2009. The increase in revenue is due primarily to the July 1, 2008, Rigdon Acquisition, which contributed $57.8 million to the increase. Also contributing $7.5 million to the increase was the mobilization of two vessels into the region. Rig utilization has declined significantly in the Gulf of Mexico which has reduced our utilization from 91.7% in 2008 to 76.2% in 2009, representing $5.5 million in lower revenue. Day rates increased slightly, but the effect of currency and overall mix of days worked related to higher day rate vessels resulted in a $2.1 million decrease in revenue. Excluding the $46.2 million impairment charge, operating income increased $10.7 million from 2008 resulting primarily from the effect of the Rigdon Acquisition.
Other
     In the nine months ended September 30, 2009, other expenses totaled $15.8 million, an increase of $11.9 million from 2008. The increase was due primarily to higher interest expense of $8.0 million as a result of higher interest incurred on outstanding debt assumed through the Rigdon Acquisition and the impact of the refund of ISS tax in Brazil which was collected in the third quarter of 2008.

Tax Provision
     Our tax provision for the nine months ended September 30, 2009, was a benefit of $17.3 million compared to a provision of $5.2 million in the same period in 2008. The difference is principally due to three discrete items in 2009: a reversal of a previously recognized tax pertaining to Norwegian tonnage tax of $6.5 million; the $17.0 million tax effect of the aforementioned impairment charge; and the $4.5 million reversal of the valuation allowance on previously recorded foreign tax credits, as they are expected to be utilized in the future. The remainder of the difference relates primarily to the domestic tax impact of dividends from our foreign subsidiaries.
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
     On July 1, 2008, in conjunction with the Rigdon Acquisition we assumed a $224 million Senior Secured Credit Facility held with a syndicate of banks led by DVB Bank NV as agent, and a $85 million Subordinated Secured Credit Facility held by DVB Bank NV. Both facilities mature on June 30, 2010, and, as such, the combined outstanding liability of $209.6 million as of June 30, 2009, was classified from long term to current.
     During the fourth quarter we executed a credit approved term sheet to refinance $200 million of the indebtedness that is otherwise maturing on June 30, 2010. Our intention is to complete this refinancing by December 31, 2009. The new facility is expected to be secured with first priority mortgages on 23 vessels in the Americas region fleet and will be subject to financial and other covenants. The replacement facility will be a long-term facility with an expected maturity date of December 31, 2012. At September 30, 2009, as a result of the new debt to be issued in the fourth quarter of 2009, we reclassified $175.0 million of the outstanding balances to long-term debt.
     Net working capital at September 30, 2009, was $188.6 million. Cash on hand at September 30, 2009, totaled $198.1 million. Net cash provided by operating activities was $47.4 million for the three months ended September 30, 2009, and cash used in investing activities for the same three months was $11.2 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	1 US$=		1 US$=
GBP	0.609	0.528	0.648	0.513
NOK	6.106	5.359	6.468	5.244
Euro	0.699	0.665	0.732	0.657
     Our North Sea based fleet generated $40.7 million in revenue and $11.6 million in operating income for the three months ended September 30, 2009, and $131.0 million in revenue and $53.5 million in operating income for the nine months ended September 30, 2009.
     Reflected in the accompanying balance sheet as of September 30, 2009, is $49.1 million in accumulated other comprehensive income that fluctuates based on differences in foreign currency exchange rates as of each balance sheet date. Also included in accumulated other comprehensive income is a loss of $4.2 million related to the cash flow hedges. Changes in other comprehensive income are primarily non-cash items that are attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.
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
     One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations with regards to our revenue and costs of operations. However, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. The balance sheet reflects the change in the fair value of the foreign currency contracts and purchase commitments of $14.7 million, an increase of $6.9 million from year-end 2008.

     We also have interest rate swap agreements for a portion of the Senior Secured Credit Facility indebtedness that has fixed the interest rate at 4.725% on a portion of the Senior Secured Credit Facility. These interest rate swaps are accounted for as cash flow hedges. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet also contains cash flow hedges within other long term liabilities, reflecting the fair value of the interest rate swaps which was $6.1 million at September 30, 2009. For the nine months ended September 30, 2009, $3.0 million has been reclassified from other comprehensive income to interest expense. We expect to reclassify $2.9 million of deferred loss on the interest rate swaps to interest expense during the next 12 months.
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
Forward-Looking Statements
     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:
•	operational risk,

•	catastrophic or adverse sea or weather conditions,

•	dependence on the oil and gas industry,

•	oil and gas prices,

•	delay or cost overruns on construction projects or insolvency of the shipbuilders,

•	lack of shipyard or equipment availability,

•	ongoing capital expenditure requirements,

•	uncertainties surrounding environmental and government regulation,

•	risks relating to compliance with the Jones Act,

•	risk relating to leverage,

•	risks of foreign operations,

•	risk of war, sabotage or terrorism,

•	assumptions concerning competition,

•	risks of currency fluctuations and

•	other matters.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of September 30, 2009, the fair value of these notes, based on quoted market prices, was approximately $156.2 million compared to a carrying amount of $159.7 million.
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
     Other information required under Item 3 has been included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
     Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report.
(b) Evaluation of internal controls and procedures.
     As of December 31, 2008, our management determined that our internal controls over financial reporting were effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2008, has been audited by UHY LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2008, filed with the SEC.
     There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2009 (Item 5.03 of which is incorporated by reference herein), we amended our Bylaws to, among other things, change the procedures by which stockholders may recommend nominees to our board of directors. The amendment to our Bylaws was effective as of October 13, 2009.
ITEM 6. EXHIBITS
Exhibits
     See Exhibit Index for list of Exhibits filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)
By:	/s/ Quintin V. Kneen
Quintin V. Kneen
Executive Vice President & Chief Financial Officer

Date: October 30, 2009

EXHIBIT INDEX

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, dated December 4, 1996	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended December 31, 2008

3.2	Certificate of Amendment of Certificate of Incorporation, dated March 6, 1997	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 24, 2002	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008

3.4	Bylaws, dated December 5, 1996	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141, filed on March 28, 1997

3.5	Amendment No. 1 to Bylaws	Incorporated by reference to Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007

3.6	Amendment to Bylaws, effective as of October 13, 2009	Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 19, 2009

4.1	See Exhibit Nos. 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Exhibits 3.4, 3.5 and 3.6 for provisions of the Bylaws defining the rights of the holders of Common Stock	Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the year ended December 31, 2008, Exhibits 4.2 and 4.3 to our Registration Statement on Form S-3, Registration No. 333-153459, filed on September 12, 2008, Exhibit 3.3 to our Registration Statement on Form S-4, Registration No. 333-24141, filed on March 28, 1997, Exhibit 3.1 to our Form 8-K/A filed on September 17, 2007, and Exhibit 3.1 to our Form 8-K filed on October 19, 2009

4.2	Specimen Certificate for GulfMark Offshore, Inc. Common Stock, $0.01 par value	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, Registration No. 333-31139, filed on July 11, 1997

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

4.3	Indenture, dated as of July 21, 2004, among GulfMark Offshore, Inc., as Issuer, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Incorporated by reference to Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.4	Registration Rights Agreement, dated July 21, 2004, among GulfMark Offshore, Inc. and the initial purchasers	Incorporated by reference to Exhibit 4.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	Registration Rights Agreement, dated July 1, 2008, among GulfMark Offshore, Inc. and certain of the Rigdon Shareholders	Incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed on July 7, 2008

10.1	Form of Amended and Restated Employment Agreement of Bruce A. Streeter, effective as of October 14, 2009	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 19, 2009

10.2	Form of Amended and Restated Employment Agreement of John E. Leech, effective as of October 14, 2009	Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 19, 2009

10.3	Form of Amended and Restated Employment Agreement of Quintin V. Kneen, effective as of October 14, 2009	Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on October 19, 2009

10.4	Amendment to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan, effective as of October 13, 2009	Incorporated by reference to Exhibit 10.4 to our Form 8-K filed on October 19, 2009

10.5	Amendment to the GulfMark Offshore, Inc. 2005 Non-Employee Director Shore Incentive Plan, effective as of October 13, 2009	Incorporated by reference to Exhibit 10.5 to our Form 8-K filed on October 19, 2009

10.6	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2009	Incorporated by reference to Exhibit 10.6 to our Form 8-K filed on October 19, 2009

10.7	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009	Incorporated by reference to Exhibit 10.7 to our Form 8-K filed on October 19, 2009

10.8	Form of Amendment to the GM Offshore, Inc. Executive Non-Qualified Excess Plan, effective as of October 14, 2009	Incorporated by reference to Exhibit 10.8 to our Form 8-K filed on October 19, 2009

31.1	Section 302 certification for B.A. Streeter	Filed herewith

31.2	Section 302 certification for Q.V. Kneen	Filed herewith

32.1	Section 906 certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 certification furnished for Q. V. Kneen	Filed herewith