Form 10-K
period 2009-12-31
GULFMARK OFFSHORE INC
filed 2010-02-26
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33607
GulfMark Offshore, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization) 10111 Richmond Avenue, Suite 340	76-0526032 (I.R.S. Employer Identification No.)

Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code: (713) 963-9522
Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, $0.01 Par Value            New York Stock Exchange
(Title of each class) (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $629,751,988, calculated by reference to the closing price of $27.60 for the registrant’s common stock on the New York Stock Exchange on that date.
     Number of shares of Class A common stock outstanding as of February 25, 2010: 25,694,611
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.
Exhibit Index Located on Page 73

PART I
Explanatory Note Relating to Subsequent Event
     On February 24, 2010, GulfMark Offshore, Inc., a Delaware corporation (“Old GulfMark”), merged with and into its wholly owned subsidiary, New GulfMark Offshore, Inc., a Delaware corporation (“New GulfMark”), pursuant to an agreement and plan of reorganization, dated as of October 14, 2009 (the “Reorganization Agreement”), with New GulfMark as the surviving corporation (such transaction, the “Reorganization”). The Reorganization was adopted by the requisite vote of stockholders at the special meeting of the stockholders of Old GulfMark on February 23, 2010. The Reorganization was designed to prevent certain situations from occurring that could jeopardize the Company’s eligibility as a U.S. citizen under the Jones Act (as defined below) and, therefore, its ability to engage in Coastwise Trade (as defined below). At the effective time of the Reorganization, New GulfMark changed its name from “New GulfMark Offshore, Inc.” to “GulfMark Offshore, Inc”. The business, operations, assets and liabilities of New GulfMark immediately after the Reorganization were the same as business, operations, assets and liabilities of Old GulfMark immediately prior to the Reorganization.
     At the effective time of the Reorganization and pursuant to the Reorganization Agreement, each outstanding and treasury share of the common stock of Old GulfMark automatically converted into one share of Class A common stock of New GulfMark, which are subject to certain transfer and ownership restrictions designed to protect our eligibility to engage in Coastwise Trade (the “Maritime Restrictions”). References to our common stock mean, with respect to Old GulfMark prior to the Reorganization, common stock and, with respect to New GulfMark after the Reorganization, Class A common stock. The issuance of the shares of Class A common stock was registered under the Securities Act of 1933, as amended, pursuant to New GulfMark’s registration statement on Form S-4 (File No. 333-162612), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 22, 2010. Shares of Class A common stock of New GulfMark trade on the same exchange, the New York Stock Exchange (the “NYSE”), and under the same symbol, “GLF”, that the shares of Old GulfMark common stock traded on and under prior to the Reorganization.
     Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to New GulfMark, its subsidiaries and its predecessor, Old GulfMark, except that all such references prior to the effective time of the Reorganization on February 24, 2010 are references to Old GulfMark and its subsidiaries.
ITEMS 1. and 2. Business and Properties
GENERAL BUSINESS
     We provide offshore marine services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, offshore Southeast Asia and offshore in the Americas. We also contract vessels into other regions to meet our customers’ requirements.
     We have the following operating segments: the North Sea (“N. Sea”), Southeast Asia (“SEA”) and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate our performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results” included in Part II, Item 7, and Note 14 to our Consolidated Financial Statements included in Part II, Item 8.
     Since July 1, 2008, we have added 28 U.S. flagged vessels, principally as a result of the acquisition of Rigdon Marine Corporation and Rigdon Marine Holdings, LLC (the “Rigdon Acquisition”), that engage in the transportation of materials and supplies to and from offshore platforms and drilling rigs mainly in the Gulf of Mexico, much of which is in U.S. territorial waters. Under the U.S. maritime and vessel documentation laws, commonly referred to as the Jones Act, only those vessels that are owned and managed by U.S. citizens (as determined by those laws) and are built in and registered under the laws of the United States are allowed to transport merchandise and passengers for hire in U.S. territorial waters, otherwise known as “Coastwise Trade”.
     Our principal executive offices are located at 10111 Richmond Avenue, Suite 340, Houston, Texas 77042, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and current reports, proxy statements and other information with the SEC. This annual report on Form 10-K for the year ended December 31, 2009 includes as exhibits all required Sarbanes-Oxley Act Section 302 certifications by our CEO and CFO regarding the quality of our public disclosure. In addition, our CEO certifies annually to the New York Stock Exchange (NYSE) that he is not aware of any violation by the Company of the NYSE corporation governance listing standards. Our SEC filings are available free of charge to the public over the internet on our website at

http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
THE COMPANY
Offshore Marine Services Industry Overview
     Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms and related infrastructure, and substantially all of our revenue is derived from providing these services. This industry employs various types of vessels, referred to broadly as offshore support vessels, or OSVs, that are used to transport materials, supplies and personnel, and to move and position drilling structures. Offshore marine service providers are employed by oil and natural gas companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous smaller regional competitors. We currently operate a fleet of 88 OSVs in the following regions: 38 vessels in the North Sea, 13 vessels offshore Southeast Asia, and 37 vessels offshore in the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification OSV fleets and our owned vessels (excluding specialty vessels) have an average age of approximately 7.4 years.
     Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. Additionally, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Commodity prices declined significantly in 2009, which decreased our performance compared to 2008. The characteristics and current marketing environment in each region are discussed later in greater detail. Currently our strongest markets are in the Southeast Asia region and in the Americas components of Brazil, Mexico and Trinidad. The North Sea region has been stable but we have seen some weakness in day rates and utilization. Currently, our most challenging market is in the U.S. Gulf of Mexico, a component of the Americas segment, where the drop in natural gas prices has decreased the utilization of the smaller vessels in the fleet and has made the area highly competitive. We are carefully monitoring economic conditions in this area. Although the commodity prices have stabilized somewhat, we continue to evaluate the market condition in each region, and the potential impact this may have on our business in the future.
     Each of the major geographic offshore oil and natural gas production regions has unique characteristics that influence the economics of exploration and production and, consequently, the market demand for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs, vessel suitability and sabotage restrict migration of some vessels between regions. This is most notably the case in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict relocation of vessels into that market. Conversely, these same design characteristics make North Sea capable vessels unsuitable for other areas where draft restrictions and, to a lesser degree, higher operating costs, restrict migration. These restrictions on vessel movement in effect separate various regions into distinct markets.
WORLDWIDE FLEET
     The size of our fleet has decreased since December 31, 2008 to 88 vessels, principally as a result of the reduction of nine managed vessels offset by six new build additions as we continue our fleet upgrade and modernization initiative. We also sold one of our older vessels, disposed of another vessel as a result of the damage incurred in a fire and hold two vessels for sale.
     We manage a number of vessels for third-party owners, providing support services ranging from chartering assistance to full operational management. Although these managed vessels provide limited direct financial contribution, the added market presence can provide a competitive advantage for the manager. The following table summarizes the overall fleet changes since December 31, 2008:

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2008	70	24	94

New Build Program	6	—	6
Vessel Reductions	—	(5)	(5)
Vessel Dispositions	(3)	—	(3)

December 31, 2009	73	19	92

New Build Program	1	—	1
Vessel Reductions	—	(4)	(4)
Vessel Dispositions	(1)	—	(1)

February 25, 2010	73	15	88

Vessel Classifications
     Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are not rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:
•	Anchor Handling, Towing and Support Vessels (AHTSs) are used to set anchors for drilling rigs and to tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower, or BHP, are referred to as small AHTSs (SmAHTSs) while AHTSs in excess of 10,000 BHP are referred to as large AHTSs, (LgAHTSs). The most powerful North Sea class AHTSs have upwards of 25,000 BHP. All of our AHTSs can also function as PSVs.

•	Platform Support Vessels (PSVs) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150 to 200 feet. Large PSVs (LgPSVs) range up to 300 feet in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of servicing construction support.

•	Fast Supply or Crew Vessels (FSVs/Crewboat) transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100 to 120 feet in length, and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130 to 185 feet in length, and can be longer with greater cargo carrying capacities. Vessels in the larger category are also called fast support vessels, (FSVs). They are used primarily to transport cargo on a time-sensitive basis.

•	Specialty Vessels (SpVs) generally have special features to meet the requirements of specific jobs. The special features can include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading (FPSOs); diving operations; remotely operated vehicles (ROVs); survey operations and seismic data gathering; as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions.

•	Standby Rescue Vessels (Stby) perform a safety patrol function for an area and are required for all manned locations in the North Sea and in some other locations where oil and natural gas exploitation occurs. These vessels typically remain on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel. They are equipped to provide first aid, shelter and, in some cases, function as support vessels.

•	Construction Support Vessels are vessels such as pipe-laying barges, diving support vessels or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. A large number of our LgPSVs also function as pipe carriers.

•	Utility Vessels are typically 90 to 150 feet in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions. We do not currently operate any vessels in this category.
     The following table summarizes our owned vessel fleet by classification and by region:

Owned Vessels by Classification
	AHTS		PSV		FSV/Crewboat
Region	AHTS	SmAHTS	LgPSV	PSV	FSV	Crew	SpV	Total

North Sea	3	—	20	2	—	—	—	25
Southeast Asia	6	3	2	1	—	—	—	12
Americas	3	—	3	20	4	4	2	36

	12	3	25	23	4	4	2	73

New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations
     The following table illustrates the expected delivery timeline of our current commitments for the two new build vessels currently under construction:

Vessels Currently Under Construction
			Expected	Length			Expected
Vessel	Region	Type	Delivery	(feet)	BHP	DWT(1)	Cost
							(millions)
Remontowa 20	TBD	AHTS	Q2 2010	230	10,000	2,150	$26.9
Remontowa 21	TBD	AHTS	Q3 2010	230	10,000	2,150	$26.9

(1)	Deadweight tons
Vessel Construction and Acquisitions
     During the period 2000-2006, we added 15 new vessels to the fleet as part of our long-range growth strategy: nine in the North Sea, three in the Americas and three in Southeast Asia. In continuation of our growth strategy, we committed in 2005 to build six 10,600 BHP AHTS vessels, which are of a new design that we developed in conjunction with Keppel Singmarine Pte, Ltd., the builder, that incorporates Dynamic Positioning 2 (DP-2) certification and Fire Fighting Class 1 (FiFi-1), and a relatively large carrying capacity of approximately 2,700 tons. All six of these vessels have been delivered beginning with the first in October 2007 and the last in July 2009. As a complement to these six new vessels, during 2006 we took delivery of two new construction vessels, and exercised a right of first refusal granted under a purchase contract for an additional vessel which was delivered in October 2007.
     We also agreed to participate in a joint venture with Aker Yards ASA for the construction of two large PSVs in the North Sea region, one of which was delivered early in the second quarter of 2007, and the second was delivered at the end of the third quarter 2007. Additionally, during the first quarter of 2007, we committed to build two new PSVs with double hull and various environmental enhancements. The first vessel was delivered in November 2009 and the second vessel was delivered in February 2010.
     In the third quarter of 2007, we entered into agreements with two shipyards to construct five vessels. Bender Shipbuilding & Repair Co., Inc. (“Bender”), a Mobile, Alabama based company, was contracted to build three PSVs and Gdansk Shiprepair Yard “Remontowa” SA, a Polish company, was contracted to build two AHTS vessels. In March 2009, we notified Bender that it was in default under our contract as a result of non-performance. We determined that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009 relating to the construction in progress recorded under this contract. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 for more information.
     In connection with the Rigdon Acquisition, we acquired construction contracts for six vessels: three were delivered in 2008 and the remaining three were delivered in 2009.

Vessel Additions Since December 31, 2008
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Delivered

Swordfish	Americas	Crew	2009	176	7,200	314	Feb-09
Sea Cherokee	SEA	AHTS	2009	250	10,700	2700	Mar-09
Blacktip	Americas	FSV	2009	181	7,200	543	Apr-09
Tiger	Americas	FSV	2009	181	7,200	543	Jul-09
Sea Comanche	SEA	AHTS	2009	250	10,700	2700	Jul-09
Highland Prince	N. Sea	PSV	2009	284	10,600	4850	Nov-09
North Purpose	N. Sea	PSV	2010	284	10,600	4850	Feb-10
Foreign Currency Contracts Related to Construction Contracts
     When applicable, we enter into forward currency contracts to minimize our foreign currency exchange risk related to the construction of new vessels. During 2007, we entered into a series of forward currency contracts relative to future milestone payments for the construction of the six Keppel vessels and the two Aker Yards vessels. As of December 31, 2009, the positive foreign currency change on the remaining forward contracts was $6.9 million. The forward contracts are designated as fair value hedges and deemed highly effective with the foreign currency change reflected in the overall construction cost of the vessels.
Vessel Divestitures/ Vessels Held For Sale (Laid Up)
     A component of our strategy is to sell older vessels when the appropriate opportunity arises. Consistent with this strategy, in March 2009, we sold one of our oldest North Sea based vessels. The proceeds from this sale were $5.1 million, and we recognized a gain on the sale of $3.2 million. In February 2009, one of our vessels in Southeast Asia was damaged in a ship fire. The insurance underwriter deemed the vessel a constructive total loss and a gain on involuntary conversion of $1.4 million was recognized. In addition, we also recognized a gain on sale of approximately $0.9 million in the second quarter of 2009 for a special purpose vessel located in the North Sea that had not been included in our published vessel counts.

Vessels Sold Since December 31, 2008
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Sold

Highland Sprite	N. Sea	SpV	1986	194	3,590	1,442	Mar-09
Sea Searcher	SEA	SmAHTS	1976	185	3,850	1,215	Mar-09

Vessels Held for Sale (Laid Up)
			Year	Length
Vessel	Region	Type	Built	(feet)	BHP	DWT

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350
Highland Spirit	N. Sea	SpV	1998	202	6,000	1,800
Maintenance of Our Vessels and Drydocking Obligations
     In addition to repairs, we are required to make expenditures for the certification and maintenance of our vessels, and those expenditures typically increase with age. Our drydocking expenditures for 2009 were $15.7 million. We anticipate approximately $22.3 million in drydocking expenditures in 2010.
Vessel Listing
     Currently, we operate a fleet of 88 vessels. Of these vessels, 73 are owned by us (see table below, which excludes laid up vessels) and 15 are under management for other owners.

Owned Vessel Fleet
			Year	Length
Vessel	Region	Type (a)	Built	(feet)	BHP (b)	DWT (c)	Flag

Highland Bugler	N. Sea	LgPSV	2002	221	5,450	3,115	UK
Highland Champion	N. Sea	LgPSV	1979	265	4,800	3,910	UK
Highland Citadel	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Eagle	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Fortress	N. Sea	LgPSV	2001	236	5,450	3,200	UK
Highland Monarch	N. Sea	LgPSV	2003	221	5,450	3,115	UK
Highland Navigator	N. Sea	LgPSV	2002	275	9,600	4,250	Panama
Highland Pioneer	N. Sea	LgPSV	1983	224	5,400	2,500	UK
Highland Prestige	N. Sea	LgPSV	2007	284	10,000	4,850	UK
Highland Pride	N. Sea	LgPSV	1992	265	6,600	3,080	UK
Highland Rover(d)	N. Sea	LgPSV	1998	236	5,450	3,200	Panama/UK
Highland Star	N. Sea	LgPSV	1991	265	6,600	3,075	UK
North Challenger	N. Sea	LgPSV	1997	221	5,450	3,115	Norway
North Mariner	N. Sea	LgPSV	2002	275	9,600	4,400	Norway
North Promise	N. Sea	LgPSV	2007	284	10,000	4,850	Norway
North Stream	N. Sea	LgPSV	1998	276	9,600	4,585	Norway
North Traveller	N. Sea	LgPSV	1998	221	5,450	3,115	Norway
North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Norway
North Vanguard	N. Sea	LgPSV	1990	265	6,600	4,000	Norway
North Purpose	N. Sea	PSV	2010	284	10,600	4,850	Norway
Highland Trader	N. Sea	LgPSV	1996	221	5,450	3,115	UK
Highland Courage	N. Sea	AHTS	2002	260	16,320	2,750	UK
Highland Valour	N. Sea	AHTS	2003	260	16,320	2,750	UK
Highland Endurance	N. Sea	AHTS	2003	260	16,320	2,750	UK
Highland Prince	N. Sea	PSV	2009	284	10,600	4,850	Panama/UK

Highland Guide	SEA	LgPSV	1999	218	4,640	2,800	Panama
Highland Legend	SEA	PSV	1986	194	3,600	1,442	Panama
Highland Drummer	SEA	LgPSV	1997	221	5,450	3,115	Panama
Sea Apache	SEA	AHTS	2008	250	10,700	2,700	Panama
Sea Cheyenne	SEA	AHTS	2007	250	10,700	2,700	Panama
Sea Guardian	SEA	SmAHTS	2006	191	5,150	1,500	Panama
Sea Intrepid	SEA	SmAHTS	2005	191	5,150	1,500	Panama
Sea Sovereign	SEA	SmAHTS	2006	230	5,500	1,800	Panama
Sea Supporter	SEA	AHTS	2007	225	7,954	2,360	Panama
Sea Choctaw	SEA	AHTS	2008	250	10,700	2,500	Panama
Sea Cherokee	SEA	AHTS	2009	250	10,700	2,500	Panama
Sea Comanche	SEA	AHTS	2009	250	10,700	2,500	Panama

Austral Abrolhos(e)	Americas	SpV	2004	215	7,100	2,000	Brazil
Highland Scout	Americas	LgPSV	1999	218	4,640	2,800	Panama
Highland Piper	Americas	LgPSV	1996	221	5,450	3,115	Panama
Highland Warrior	Americas	LgPSV	1981	265	5,300	4,049	Panama
Sea Kiowa	Americas	AHTS	2008	250	10,700	2,500	Panama
Seapower	Americas	SpV	1974	222	7,040	1,205	Panama
Coloso	Americas	AHTS	2005	199	5,916	1,674	Mexico
Titan	Americas	AHTS	2005	199	5,916	1,674	Mexico

Owned Vessel Fleet
			Year	Length
Vessel	Region	Type (a)	Built	(feet)	BHP (b)	DWT (c)	Flag

Orleans(f)	Americas	PSV	2004	210	6,342	2,586	USA
Bourbon(f)	Americas	PSV	2004	210	6,342	2,586	USA
Royal(f)	Americas	PSV	2004	210	6,342	2,586	USA
Chartres(f)	Americas	PSV	2004	210	6,342	2,586	USA
Iberville(f)	Americas	PSV	2004	210	6,342	2,586	USA
Bienville(f)	Americas	PSV	2005	210	6,342	2,586	USA
Conti(f)	Americas	PSV	2005	210	6,342	2,586	USA
St. Louis(f)	Americas	PSV	2005	210	6,342	2,586	USA
Toulouse(f)	Americas	PSV	2005	210	6,342	2,586	USA
Esplanade(f)	Americas	PSV	2005	210	6,342	2,586	USA
First and Ten(f)	Americas	PSV	2007	190	3,894	1,860	USA
Double Eagle(f)	Americas	PSV	2007	190	3,894	1,860	USA
Triple Play(f)	Americas	PSV	2007	190	3,894	1,860	USA
Grand Slam(f)	Americas	PSV	2007	190	3,894	1,860	USA
Slam Dunk(f)	Americas	PSV	2008	190	3,894	1,860	USA
Touchdown(f)	Americas	PSV	2008	190	3,894	1,860	USA
Hat Trick(f)	Americas	PSV	2008	190	3,894	1,860	USA
Slap Shot(f)	Americas	PSV	2008	190	3,894	1,860	USA
Homerun(f)	Americas	PSV	2008	190	3,894	1,860	USA
Knockout(g)	Americas	PSV	2008	190	3,894	1,860	USA
Sailfish(f)	Americas	Crew	2008	176	7,200	314	USA
Hammerhead(f)	Americas	FSV	2008	181	7,200	543	USA
Bluefin(f)	Americas	Crew	2008	165	7,200	314	USA
Albacore(g)	Americas	Crew	2008	165	7,200	314	USA
Mako(g)	Americas	FSV	2008	181	7,200	543	USA
Swordfish(g)	Americas	Crew	2009	176	7,200	314	USA
Blacktip(g)	Americas	FSV	2009	181	7,200	543	USA
Tiger(g)	Americas	FSV	2009	181	7,200	543	USA

The table above does not include the managed vessels or those vessels being held for sale.

(a)	Legend:LgPSV — Large platform supply vessel

PSV — Platform supply vessel

AHTS — Anchor handling, towing and supply vessel

SmAHTS — Small anchor handling, towing and supply vessel

SpV — Specialty vessel, including towing and oil spill response

FSV — Fast Supply Vessel

Crew — Crewboats

(b)	Brake horsepower.

(c)	Deadweight tons.

(d)	The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2007 and amended in 2008. The charterer may purchase the vessel based on a stipulated formula on each of April 1, 2010; October 1, 2012; April 1, 2015; and October 1, 2016 provided 120 days notice has been given by the charterer.

(e)	The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates May 2, 2016, at a purchase price in the first year of approximately $26.8 million declining to an adjusted purchase price of approximately $12.9 million in the thirteenth year.

(f)	Denotes the 22 completed vessels acquired as part of the Rigdon Acquisition

(g)	Denotes the six vessels from the Rigdon new build program that have been delivered subsequent to the closing of the Rigdon Acquisition.

OPERATING SEGMENTS
The North Sea Operating Segment

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2008	26	17	43

New Build Program	1	—	1
Vessel Reductions	—	—	—
Vessel Dispositions	(2)	—	(2)

December 31, 2009	25	17	42

New Build Program	1	—	1
Vessel Reductions	—	(4)	(4)
Vessel Dispositions	(1)	—	(1)

February 25, 2010	25	13	38

Market and Segment Overview
     We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and some long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major and state-owned oil and natural gas companies) in large part because of the significant financial commitment required. A number of independent operators have established operating bases in the region in recent years, thus diversifying the customer base. Projects in the North Sea tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments. Due to these factors, vessel demand in the North Sea has historically been more stable and less susceptible to abrupt swings than vessel demand in other regions.
     The North Sea market can be broadly divided into three service segments: exploration support; production platform support; and field development and construction (which includes subsea services). The exploration support services market represents the primary demand for AHTSs and has historically been the most volatile segment of the North Sea market. While PSVs support the exploration segment, they also support the production platform and field development and construction segments, which generally are not affected as much by the volatility in demand for the AHTSs. Our North Sea-based fleet is oriented toward support vessels that work in the more stable segments of the market: production platform support and field development and construction.
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
     The North Sea market was very stable from the early 1990s through late 2001 and during that time the market was dominated by major oil companies. Beginning in late 2000, as commodity prices and increased drilling activity resulted in improved vessel utilization and day rates, the industry began a capital expansion cycle that resulted in a significant increase to the number of new vessels scheduled to enter the market. However, exploration and development activity in the region experienced a reduction beginning in 2001 and, because the supply of vessels increased as a result of the expansion cycle, day rates and utilization decreased significantly in 2003 and most of 2004.
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

     Starting in late 2004 and continuing through early 2008, there was an increase in the number of large projects and long-term charters resulting from new reserve discoveries, an opening of portions of the Barents Sea to exploration activities by the Norwegian government, and a significant improvement in industry fundamentals. These actions triggered the building of a number of new vessels in the industry. Since mid-2008, the outlook for the global economy has become negative and worldwide energy demand forecasts have been reduced. These factors resulted in a noticeable decrease in activity during 2009 and could have a negative impact on future demand for vessel services in this segment.
The Southeast Asia Operating Segment

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2008	11	2	13

New Build Program	2	—	2
Vessel Reductions	—	(1)	(1)
Vessel Dispositions	(1)	—	(1)

December 31, 2009	12	1	13

Market and Segment Overview
     The Southeast Asia market is defined as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China, then south to Australia and east to the Pacific Islands. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand, Australia, New Zealand and Vietnam. Traditionally, the design requirements for vessels in this market were generally similar to the requirements of the shallow water Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand and the technical requirements for vessels. All vessels based out of the region are supported through our onshore bases in Singapore and Malaysia.
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
     The expansion of our operations in Southeast Asia, along with evolving tax laws, have caused us to reevaluate our corporate structure in the region. In 2008, we implemented a strategic reorganization of our Southeast Asia operations in order to maximize our benefits, including those available under the various tax laws in the jurisdictions in which we operate. During the first quarter of 2009 we sold a vessel, during the second and third quarters of 2009 we took delivery of two vessels, and during the fourth quarter of 2009 we returned the management of one vessel to its owners.
Market Development
     Vessels in this market are often smaller than those operating in areas such as the North Sea. However, the varying weather conditions, annual monsoons, severe typhoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete, each suited for a particular set of operating parameters. Vessels designed for the Gulf of Mexico and other areas, where moderate weather conditions prevail have historically made up the bulk of the vessels in the Southeast Asia market. Demand for larger, newer and higher specification vessels has developed in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels. This development led us to mobilize a North Sea vessel into this region during 2002, another one during 2004 and a third during 2007 to meet the changing market. North Sea vessels are larger than the typical vessels of the region. During the last five years we sold 11 of our older vessels serving Southeast Asia and have taken delivery of 10 new vessels.
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

The Americas Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2008	33	5	38

New Build Program	3	—	3
Vessel Reductions	—	(4)	(4)
Vessel Dispositions	—	—	—

December 31, 2009	36	1	37

Market and Segment Overview
     We define the Americas market as offshore North, Central and South America, specifically including the United States, Mexico, Trinidad and Brazil. Our Americas based fleet now includes two newbuild FSVs and one Crewboat, which were delivered in 2009. The majority of these vessels operate in the deepwater areas of the U.S. Gulf of Mexico where we have a significant position. During 2009, we transferred one vessel from the U.S. Gulf of Mexico and three vessels from the North Sea to work on term contracts in Trinidad, and we are moving a fourth vessel from the North Sea to Trinidad in the first quarter of 2010. All vessels based in the Americas are supported from our onshore bases in St. Rose and Youngsville, Louisiana; Trinidad; Macae, Brazil; and Paraiso, Mexico.
     Drilling in the U.S. Gulf of Mexico can be divided into two sectors: the shallow waters of the continental shelf and the deepwater areas of the Gulf of Mexico. Deepwater drilling is generally considered to be in water depths in excess of 1,000 feet. The continental shelf has been explored since the late 1940s and the existing infrastructure and knowledge of this sector allows for incremental drilling costs to be on the lower end of the range of worldwide offshore drilling costs. A resurgence of deepwater drilling began in the 1990s as advances in technology made this type of drilling economically feasible. Deepwater drilling is on the higher end of the cost range, and the substantial costs and long lead times required in this type of drilling make it less susceptible to short-term fluctuations in the price of crude oil and natural gas. Although the activity level of deepwater drilling is increasing and has traditionally been less volatile than that of the continental shelf, the majority of drilling is still on the continental shelf making the U.S. Gulf of Mexico, as a whole, relatively volatile. The U.S. Gulf of Mexico is a highly competitive environment and variations in the prices of crude oil and natural gas have led to substantial shifts in demand and vessel pricing. We expect our activity in the U.S. Gulf of Mexico to continue to shift towards deepwater drilling and other aspects of the market where modern DP-2 vessels are required.
     The Jones Act generally requires that all vessels engaged in Coastwise Trade in the U.S. (which includes vessels servicing rigs and platforms in U.S. waters within the Exclusive Economic Zone), must be owned and managed by U.S. citizens, and be built in and registered under the laws of the United States. For more information see “General Business” and “Other—Government and Environmental Regulation— Government Regulations” in our “Business and Properties” included in this Part I, Items 1 and 2.
     During 2009, we released four vessels under management back to their owners. We currently have only one vessel under management in the Americas region.
     The Brazilian government presently permits private investment in the petroleum business and the early bid rounds for certain offshore concessions resulted in extensive commitments by major international oil companies and consortia of independents, many of whom have explored and are likely to continue to explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTSs and PSVs in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. In 2008, we transferred a vessel from the North Sea and one from Southeast Asia to the Americas region to work in Brazil under term contracts. In addition, Petrobras, the Brazilian national oil company, as well as several international independents, continue to expand operations and announce discoveries. This expansion has created additional demand for offshore support vessels in the area, and we continue to be active in bidding Brazil’s new offshore support vessel opportunities.
Market Development
     Currently, we operate six vessels in Brazil, including a Brazilian built and flagged vessel. We have three PSVs, one AHTS and two SPVs operating in the area under contracts of varying lengths, the earliest of which began in 1990 and the most recent of which began in the third quarter of 2008 under a multi-year contract.
     Since 2005, we have operated two AHTS offshore Mexico on five-year primary-term contracts with Pemex, Mexico’s national oil company, that originally expired in February 2010. These contracts have been extended through August 2010. Mexico could be a potentially large market for expanded deepwater activity, provided the government can develop a methodology for operations with non-Mexican international oil companies that works within its constitutional constraints. We continue to actively bid into the area when opportunities arise.
     In Trinidad, we are supporting a significant drilling campaign for an international operator with three PSVs. During 2009, we moved five additional vessels into the area, two from within the Americas region and three from our North Sea region. These vessels are all working on term charters with international clients. Given recent licensing and exploration activity in nearby locations, including Suriname and Guyana, we expect to see vessel support requirements operating from a Trinidad base for the foreseeable future.
OTHER
Seasonality
     Operations in the North Sea are generally at their highest levels from April through August and at their lowest levels from December through February primarily due to lower construction activity and harsh weather conditions affecting the movement of drilling rigs. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The monsoon season for a specific Southeast Asian location is generally about two months. Activity in the U.S. Gulf of Mexico, like the North Sea, is often slower during the winter months when construction projects and other specialized jobs are most difficult, and during the hurricane season from June through November, although following a hurricane, activity may increase as there may be a greater demand for vessel services as repair and remediation activities take place. Operations in any market may, however, be affected by seasonality often related to unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.
Fleet Availability
     A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract as of February 20, 2009 and February 23, 2010:

	As of February 23, 2010		As of February 20, 2009
	2010	2011	2009	2010
	Vessel Days	Vessel Days	Vessel Days	Vessel Days
North Sea-Based Fleet	72.5%	37.2%	71.0%	37.1%
Southeast Asia-Based Fleet	71.1%	30.6%	67.3%	40.5%
Americas-Based Fleet	43.8%	14.0%	60.2%	28.3%

Overall Fleet	58.4%	24.5%	65.3%	33.5%
     International vessel contracts are typically longer in duration and are generally only cancelable for non-performance. Domestic vessel contracts are typically shorter in duration and generally provide for other cancellation provisions, including termination for convenience. The decrease in overall contract cover is the result of more relatively short-duration contracts in the North Sea compared to the prior year and the significant increase in vessels in the U.S. Gulf of Mexico market resulting from the Rigdon Acquisition. The U.S. Gulf of Mexico market typically has contracts of shorter duration than those in the North Sea or Southeast Asia.
Other Markets
     From time to time, we have contracted our vessels outside of our operating segment regions principally on short-term charters in offshore Africa and the Mediterranean region. We look to our core markets for the bulk of our term contracts; however, when the economics of a contract are attractive, or we believe it is strategically advantageous, we will operate our vessels in markets outside of our core regions. The operations of these vessels are generally managed through our offices in the North Sea region.
Customers, Contract Terms and Competition
     Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and natural gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and natural gas companies and foreign government organizations. Generally our contracts are industry standard time charters for periods ranging from a few days or months up to ten years. Contract terms vary and often are similar within geographic regions with certain contracts containing cancellation provisions and others containing non-cancelable provisions except for unsatisfactory performance by the vessel. No single customer accounted for 10 percent or more of our total consolidated revenue for the past three years.

     Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea region, multi-year charters have been more common and constitute a significant portion of that market. Term charters in the Southeast Asia region have historically been less common than in the North Sea and generally less than two years in length. Recently, however, consistent with the change in the demand in the region, Southeast Asia contract periods are extending out further in time. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters”. In the Americas, particularly in the Gulf of Mexico, charters vary in length from short term to multi-year periods, many with thirty day cancellation clauses. In Brazil, Mexico, and Trinidad, contracts are generally multi-year term contracts with cancellation provisions. We also have other contracts containing non-cancelable provisions except for unsatisfactory vessel performance. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.
     Bareboat charters are contracts for vessels, generally for a term in excess of one year, whereby the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. Currently, we have no third party bareboat chartered vessels in our fleet.
     Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Currently, we have 15 vessels under management.
     Substantially all of our charters are fixed in British Pounds, or GBP; Norwegian Kroner, or NOK; Euros; U.S. Dollars, or US$; or Brazilian Reais. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency in which its operating expenses are incurred.
     We compete with approximately a dozen competitors in the North Sea market and numerous small and large competitors in the Southeast Asia and Americas markets. We compete principally on the basis of suitability of equipment, price and service. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies. In addition, some of our competitors have significantly greater financial resources than we do. In addition, in the Americas region we benefit from the provisions of the Jones Act which limits vessels that can operate in the U.S. Gulf of Mexico to those with U.S. ownership.
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
Maritime Regulations
     We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of the United States of a national emergency or a threat to the security of the national defense, the Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (which includes United States corporations), including vessels under construction in the United States. If one of the vessels in our fleet were purchased or requisitioned by the federal government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, we would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our vessels.
     Under the Jones Act, the privilege of transporting merchandise or passengers for hire in Coastwise Trade in U.S. territorial waters is restricted to only those vessels that are owned and managed by U.S. citizens and are built in and registered under the laws of the United States. A corporation is not considered a U.S. citizen unless:
•	the corporation is organized under the laws of the U.S. or of a state, territory or possession thereof,

•	the chief executive officer, by whatever title, and the chairman of the board of directors are U.S. citizens,

•	directors representing not more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business are non-U.S. citizens, and

•	at least a majority or, in the case of an endorsement for operating in Coastwise Trade, 75 percent of the ownership and voting power of the shares of the capital stock is owned by, voted by and controlled by U.S. citizens, free from any trust or fiduciary obligations in favor of, or any contract or understanding under which voting power or control may be exercised directly or indirectly on behalf of non-U.S. citizens.
     We believe we currently are a U.S. citizen under these requirements, eligible to engage in Coastwise Trade. If we fail to comply with these U.S. citizen requirements, however, we would likely no longer be considered a U.S. citizen under the applicable laws. Such an event could result in our ineligibility to engage in Coastwise Trade, the imposition of substantial penalties against us, including seizure and forfeiture of our vessels, and the inability to register our vessels in the United States, each of which could have a material adverse effect on our financial condition and results of operations.
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
     The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. We maintain response plans as required by the Clean Water Act to address potential oil and fuel spills from either our vessels or our shore-base facilities.
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
     The Resource Conservation and Recovery Act regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe disposal of wastes. We generate non- hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in all material respects in compliance with the Resource Conservation and Recovery Act and analogous state statutes.

Litigation
     We are not a party to any material pending regulatory litigation or other proceeding and we are unaware of any threatened litigation or proceeding, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.
Employees
     We have approximately 1,600 employees located principally in the United States, the United Kingdom, Norway, Southeast Asia, and Brazil. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for approximately 820 contract crew members who are members of two North Sea unions, under evergreen employment agreements. Wages are renegotiated annually in the second half of each year for the North Sea unions. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of those collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.
Properties
     Our principal executive offices are leased and located in Houston, Texas. We lease offices and, in most cases, warehouse facilities for local operations in: Singapore; Kemaman, Terengganu, Malaysia; Aberdeen, Scotland; Sandnes, Norway; Macae, Brazil; Paraiso, Mexico; and St. Rose, and Youngsville, Louisiana. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.
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
     The level of offshore exploration, development and production activity has historically been characterized by volatility. Prior to mid-2008, there was a period of high prices for oil and natural gas, and oil and gas companies increased their exploration and development activities. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future, such as has occurred since late 2008, however, typically results in reduced exploration and development of offshore areas and a decline in the demand for our offshore marine services. Any such decrease in activity is likely to reduce our day rates and our utilization rates and, therefore, could have a material adverse effect on our financial condition and results of operations.
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

     In the last ten years, construction of vessels of the types we operate has significantly increased. The addition of new capacity of various types to the worldwide offshore marine fleet is likely to increase competition in those markets where we presently operate which, in turn, could reduce day rates, utilization rates and operating margins, which would adversely affect our financial condition and results of operations.
     Government regulation and environmental risks can reduce our business opportunities, increase our costs, and adversely affect the manner or feasibility of doing business.
     We are subject to extensive governmental regulation in the form of international conventions, federal, state and local laws and laws and regulations in jurisdictions where our vessels operate and are registered. The risks of incurring substantial compliance costs, liabilities and penalties for noncompliance are inherent in offshore marine services operations. Compliance with Jones Act, as well as with environmental, health, safety and vessel and port security laws can reduce our business opportunities and increase our costs of doing business. Additionally, these laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations. There can be no assurance that we can avoid significant costs, liabilities and penalties imposed on us as a result of government regulation in the future.
     We are subject to hazards customary for the operation of vessels that could adversely affect our financial performance if we are not adequately insured or indemnified.
     Our operations are subject to various operating hazards and risks, including:
•	catastrophic marine disaster;

•	adverse sea and weather conditions;

•	mechanical failure;

•	navigation errors;

•	collision;

•	oil and hazardous substance spills, containment and clean up;

•	labor shortages and strikes;

•	damage to and loss of drilling rigs and production facilities; and

•	war, sabotage, pirate and terrorism risks.
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
     We maintain insurance coverage against substantially all of the casualty and liability risks listed above, subject to deductibles and certain exclusions. We have renewed our primary insurance program for the insurance year 2010-2011, and have negotiated terms for renewal in 2011-2012 for our primary coverage. We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, and will be adequate to cover future claims that may arise.
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
     Our tax expense and effective tax rate on our worldwide earnings could be higher should there be changes in tax legislation in countries where we operate, loss of our tonnage tax qualifications or tax exemptions and/or increased operations in high tax jurisdictions where we operate .
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
     For example, our North Sea operations based in the U.K. and Norway have special tax incentives for qualified shipping operations, commonly referred to as tonnage tax, which provides for a tax based on the net tonnage capacity of a qualified vessels, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Norway enacted a new tonnage tax system put in place from January 2007 forward, subjecting us to ordinary corporate tax on accumulated untaxed shipping profits as of December 31, 2006. On February 12, 2010, Norway’s Supreme Court ruled that the 2007 legislation to tax prior years’ profits was retroactive taxation and unconstitutional. To date, Norway’s Minister of Finance has not provided any guidance regarding taxation of pre-2007 profits as result of the Court’s decision. There is no guarantee that current tonnage tax regimes will not be changed or modified which could, along with any of the above mentioned factors, materially adversely affect our international operations and, consequently, our business, operating results and financial condition.
     Our U.K. and Norway tonnage tax companies are subject to specific disqualification triggers, which, if we fail to manage them, could jeopardize our qualified tonnage tax status in those countries. Certain of the disqualification events or actions are coupled with one or more opportunities to cure or otherwise maintain the tonnage tax qualification. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017, but there is no guarantee that extensions will be granted.
     Our operations in the United States increased with the Rigdon Acquisition in July 2008, and our income tax expense, or benefit, and effective tax rate are impacted by inclusion of related U.S. earnings, or losses, taxed at combined U.S. federal and state tax rate. Additionally, our tax returns are subject to examination and review by the tax authorities in the jurisdictions in which we operate.
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
     Significant cost overruns or delays in connection with our vessel construction and repair projects would adversely affect our financial condition and results of operations. Significant delays could also result in penalties under, or the termination of, most of the long-term contracts under which our vessels operate. The demand for vessels currently under construction may diminish from anticipated levels, or we may experience difficulty in acquiring new vessels or obtaining equipment to fix our older vessels due to high demand, both circumstances which may have a material adverse effect on our revenues and profitability. Recent global economic issues may increase the risk of insolvency of ship builders and ship repairers, which could adversely affect our new construction and the repair of our vessels.
     Our current new vessel construction program, maintaining our current fleet size and configuration, and acquiring vessels required for additional future growth require significant capital.
     Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain our current fleet size we may seek to construct or acquire additional vessels. The cost of adding a new vessel to our fleet ranges from under $10.0 million to $100.0 million and potentially higher. We can give no assurance that we will have sufficient capital resources to build or acquire the vessels required to expand or to maintain our current fleet size and vessel configuration.
     While we expect our cash on hand, cash flow from operations and available borrowings under our credit facilities to be adequate to fund our existing commitments, our ability to pay these amounts is dependent upon the success of our operations. Additionally, the inability to obtain sufficient amount of financing or the inability of one or more of the bank group members to provide committed funding could adversely effect our ability to complete our new vessel construction program. To-date, we have been able to obtain adequate financing to fund all of our commitments. See “Long Term Debt” and “Liquidity and Capital Resources” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Part II, Item 7.
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
     Operations in the North Sea are generally at their highest levels during the months from April through August and at their lowest levels from December through February primarily due to lower construction activity and harsh weather conditions affecting the movement of drilling rigs. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The monsoon season for a specific Southeast Asian location is generally about two months. Activity in the U.S. Gulf of Mexico, like the North Sea, is often slower during the winter months when construction projects and other specialized jobs are most difficult, and during the hurricane season from June through November, although following a hurricane, activity may increase as there may be a greater demand for vessel services as repair and remediation activities take place. Operations in any market may, however, be affected by seasonality often related to unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.

     We are subject to war, sabotage, pirate and terrorism risk.
     War, sabotage, pirate and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, could be direct targets of, or indirect casualties of, an act of piracy or terror. War or risk of war may also have an adverse effect on the economy. Insurance coverage can be difficult to obtain in areas of pirate and terrorist attacks resulting in increased costs that could continue to increase. We continually evaluate the need to maintain this coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy or terrorism could also affect our ability to raise capital and could also adversely affect the oil, natural gas and power industries and restrict their future growth.
     Our U.S. flagged vessels may be requisitioned or purchased by the United States in case of national emergency or a threat to security.
     We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of a national emergency or a threat to the security of the national defense, the Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (which includes United States corporations), including vessels under construction in the United States. If our vessels were purchased or requisitioned by the federal government, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire, but we would not be entitled to be compensated for any consequential damages we suffer. The purchase or the requisition for an extended period of time of one or more of our vessels could adversely affect our results of operations and financial condition.
     Our business could be adversely effected if we do not comply with the Jones Act.
     We are subject to the Jones Act, which requires that vessels carrying passengers or cargo between U.S. ports in Coastwise Trade be owned and managed by U.S. citizens, and be built in and registered under the laws of the United States. Violations of the Jones Act would result in our becoming ineligible to engage in Coastwise Trade, the imposition of substantial penalties against us, including seizure or forfeiture of our vessels, and/or the inability to register our vessels in the United States, each of which could have a material adverse effect on our financial condition and results of operations. Currently, we believe we meet the requirements to engage in Coastwise Trade, and the Maritime Restrictions imposed as part of the Reorganization were designed to assist us in complying with these requirements, but there can be no assurance that we will always be in compliance with the Jones Act.
     Circumvention or repeal of the Jones Act may have an adverse impact on us.
     The Jones Act’s provisions restricting Coastwise Trade to vessels controlled by U.S. citizens may from time to time be circumvented by foreign interests that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for Coastwise Trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. There have also been attempts to repeal or amend the Jones Act, and these attempts are expected to continue. In addition, the Secretary of Homeland Security may suspend the citizenship requirements of the Jones Act in the interest of national defense. To the extent foreign competition is permitted from vessels built in lower-cost shipyards and crewed by non-U.S. citizens with favorable tax regimes and with lower wages and benefits, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry subject to the Jones Act.
     The Maritime Restrictions imposed as a result of the Reorganization may have an adverse effect on us and our stockholders.
     As a result of the Reorganization, our Class A common stock is now subject to certain transfer and ownership restrictions designed to protect our eligibility to engage in Coastwise Trade, including restrictions that limit the maximum permitted percentage of outstanding shares of Class A common stock that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum of 22 percent (collectively, the “Maritime Restrictions”). These Maritime Restrictions:
•	may cause the market price of our Class A common stock to be lower than the market price of our common stock before the Reorganization;

•	may result in transfers to non-U.S. citizens being void and ineffective and, thus, may impede or limit the ability of our shareholders to transfer or purchase shares of our Class A common stock;

•	provide for the automatic transfer of shares in excess of the maximum permitted percentage (“Excess Shares”) to a trust for sale and may result in non-U.S. citizens suffering losses from the sale of Excess Shares;

•	permit us to redeem Excess Shares, which may result in stockholders who are non-U.S. citizens being required to sell their Excess Shares of Class A common stock at an undesirable time or price or on unfavorable terms;

•	may adversely affect our financial condition if we must redeem Excess Shares or if we do not have the funds or ability to redeem the Excess Shares; and

•	may impede or discourage efforts by a third party to acquire the Company, even if doing so would benefit our stockholders.
     We depend on key personnel, and our U.S. Citizen requirements may limit our ability to recruit and retain qualified directors and executive officers.
     We depend to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time. The loss of the services of one or more of our executive officers or key management personnel could adversely affect our operations.
     As long as shares of our Class A common stock remain outstanding, our chairman of the board and chief executive officer, by whatever title, must be U.S. citizens. In addition, our certificate of incorporation and bylaws specify that not more than a minority of directors comprising the minimum number of members of the Board of Directors necessary to constitute a quorum of the Board of Directors (or such other portion as the Board of Directors determines is necessary to comply with applicable law) may be non-U.S. citizens so long as shares of our Class A common stock remain outstanding. Our bylaws provide for similar citizenship requirements with regard to committees of the Board of Directors. As a result, we may be unable to allow a non-U.S. citizen, who would otherwise be qualified, to serve as director or as our chairman of the board or chief executive officer.
     The recent volatility in oil and gas prices and disruptions in the credit markets and general economy may adversely impact our business.
     As a result of volatility in oil and natural gas prices and ongoing uncertainty of the global economic environment, we are unable to determine whether customers will reduce spending on exploration and development drilling or whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. The current global economic environment may impact industry fundamentals and impact our customers’ abilities to pay for the services of our vessels. The potential resulting decrease in demand for offshore services could cause the industry to cycle into a prolonged downturn. These conditions could have a material adverse effect on our business, financial condition and results of operations.
     Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.
     There is a concern that emissions of greenhouse gases (“GHG”) alter the composition of the global atmosphere in ways that affect the global climate. Climate change, including the impact of global warming, may create physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions. Given the maritime nature of our business, we do not believe that physical climate change is likely to have a material adverse effect on us.
     Financial risks relating to climate change are likely to arise from increasing legislation and regulation, as compliance with any new rules could be difficult and costly. U.S. federal legislation has been proposed in Congress to reduce GHG emissions. While little progress has been made on these proposals, federal legislation limiting GHG emissions may be imposed in the U.S. If such legislation is enacted, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the limitations. Our vessels also operate in foreign jurisdictions that are addressing climate changes by legislation or regulation. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete.
     Adverse impacts upon the oil and gas industry relating to climate change may also effect us as demand for our services depends on the level of activity in offshore oil and natural gas exploration, development and production. Although we do not expect that demand for oil and gas will lessen dramatically over the short term, in the long term global warming may reduce the demand for oil and gas or increased regulation of GHG may create greater incentives for use of alternative energy sources. Any long term material adverse effect on the oil and gas industry may have a material adverse effect on our financial condition and operating results, but we cannot reasonably or reliably estimate that it will occur, when it will occur or that it will impact us.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held a Special Meeting of Stockholders on February 23, 2010, at which meeting we voted on certain matters related to the Reorganization. Results of voting are incorporated by reference from our current report on Form 8-K filed on February 24, 2010.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GLF”. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2009		2008
	High	Low	High	Low
Quarter ended March 31,	$28.36	$16.00	$56.38	$33.30
Quarter ended June 30,	$34.63	$25.12	$70.98	$53.06
Quarter ended September 30,	$33.49	$24.73	$58.90	$41.71
Quarter ended December 31,	$34.88	$25.84	$44.69	$20.51
     For the period from January 1, 2010 through February 25, 2010, the range of low and high sales prices of our common stock was $23.79 to $29.77, respectively. On February 25, 2010, the closing sale price of our Class A common stock as reported by the NYSE was $26.01 per share and there were 649 stockholders of record.
     We have not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture under which the senior notes, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” and Note 6 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 are issued, we may be restricted from declaring or paying dividends; however, we currently anticipate that, for the foreseeable future, any earnings will be retained for the growth and development of our business. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors at such time as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors, financial requirements, general business conditions and other factors.
     Equity incentive plan information required by this item may be found in Note 9 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 herein.

Performance Graph
     The following performance graph and table compare the cumulative return on our common stock to the Dow Jones Total Market Index and the Dow Jones Oilfield Equipment and Services Index for the periods indicated. The graph assumes (i) the reinvestment of dividends, if any, and (ii) the value of the investment of our common stock and each index to have been $100 at December 31, 2004.
Comparison of Cumulative Total Return

	2004	2005	2006	2007	2008	2009
GulfMark Offshore, Inc.	100	133	168	210	107	127
Dow Jones Total Market Index	100	106	123	130	82	105
Dow Jones Oilfield Equipment and Services Index	100	152	172	250	102	168

ITEM 6. Selected Consolidated Financial Data
     The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Part II, Item 7.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share amounts)
Operating Data:
Revenue	$388,871	$411,740	$306,026	$250,921	$204,042
Direct operating expenses	166,183	143,925	108,386	91,874	82,803
Drydock expense	15,696	11,319	12,606	9,049	9,192
Bareboat charter expense	—	—	—	—	3,864
General and administrative expenses	43,700	40,244	32,311	24,504	19,572
Depreciation and amortization	53,044	44,300	30,623	28,470	28,875
Impairment charge	46,247	—	—	—	—
Gain on sale of assets	(5,552)	(34,811)	(12,169)	(10,237)	—

Operating income	69,553	206,763	134,269	107,261	59,736
Interest expense	(20,281)	(14,291)	(7,923)	(15,648)	(19,017)
Interest income	377	1,446	3,147	1,263	569
Other income (expense), net	(1,153)	1,609	(298)	(95)	484
Income tax (provision) benefit (a)	2,087	(11,743)	(30,220)	(3,052)	(3,382)

Net income	$50,583	$183,784	$98,975	$89,729	$38,390

Amounts per common share (basic) (b):
Net income	$2.01	$7.74	$4.41	$4.40	$1.92

Weighted average common shares (basic)	25,151	23,737	22,435	20,377	20,031

Amounts per common share (diluted) (b):
Net income	$1.99	$7.56	$4.29	$4.28	$1.86

Weighted average common shares (diluted)	25,446	24,319	23,059	20,975	20,666

Statement of Cash Flows Data:
Cash provided by operating activities	$171,045	$205,201	$128,577	$104,869	$64,913
Cash used in investing activities	(68,199)	(186,787)	(175,383)	(28,300)	(43,343)
Cash provided by (used in) financing activities	(120,250)	56,754	373	(20,679)	(15,674)
Effect of exchange rate changes on cash	8,722	(14,526)	3,793	2,679	765
Other Data:
Adjusted EBITDA (c)	$168,844	$251,063	$164,892	$135,731	$88,611
Cash dividends per share	—	—	—	—	—
Total vessels in fleet (d)	92	94	61	60	59
Average number of owned or chartered vessels (e)	71.3	59.5	46.8	48.5	47.2

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$92,079	$100,761	$40,119	$82,759	$24,190
Vessels and equipment including construction in progress, net	1,204,416	1,169,513	754,000	571,989	510,446
Total assets	1,565,659	1,556,967	934,012	750,829	613,915
Long-term debt (f)	326,361	462,941	159,558	159,490	247,685
Total stockholders’ equity	987,468	854,843	676,091	541,428	320,096

(a)	See Note 7 to our “Consolidated Financial Statements – Income Taxes”, included in Part II, Item 8.

(b)	Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

(c)	EBITDA is defined as net income (loss) before interest expense, interest income, income tax (benefit) provision, and depreciation, amortization and impairment. Adjusted EBITDA is calculated by adjusting EBITDA for certain items that we believe are non-cash or non-operational, consisting of: (i) cumulative effect of change in accounting principle, (ii) debt refinancing costs, (iii) loss from unconsolidated ventures, (iv) minority interests, and (v) other (income) expense, net. EBITDA and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles, or GAAP, and should not be considered as an alternative to cash flow data, a measure of liquidity or an alternative to operating income or net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP.

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
     The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Net income	$50,583	$183,784	$98,975	$89,729	$38,390
Interest expense	20,281	14,291	7,923	15,648	19,017
Interest income	(377)	(1,446)	(3,147)	(1,263)	(569)
Income tax provision (benefit)	(2,087)	11,743	30,220	3,052	3,382
Depreciation, amortization and impairment	99,291	44,300	30,623	28,470	28,875

EBITDA	167,691	252,672	164,594	135,636	89,095
Adjustments:
Cumulative effect of change in accounting principle	—	—	—	—	—
Debt refinancing costs	—	—	—	—	—
Other *	1,153	(1,609)	298	95	(484)

Adjusted EBITDA	$168,844	$251,063	$164,892	$135,731	$88,611

*	Includes foreign currency transaction adjustments.
(d)	Includes managed vessels in addition to those that are owned and chartered at the end of the applicable period (excludes vessels held for sale). See “Our Fleet” in Part I, Items 1 and 2 “Business and Properties” for further information concerning our fleet.

(e)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat chartered vessels only, and is adjusted for additions and dispositions occurring during each period.

(f)	Excludes current portion of long-term debt.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Developing and maintaining a large, modern, diversified and technologically advanced fleet: Our fleet size, location and profile allow us to provide a full range of services to our customers from platform supply work to specialized floating, production, storage and offloading, or FPSO support, including anchor handling and remotely operated vehicle, or ROV, operations. We regularly upgrade our fleet to improve capability, reliability and customer satisfaction. We also seek to take advantage of attractive opportunities to acquire or build new vessels to expand our fleet. Since 2001, we have increased our owned fleet by more than 50 vessels through either new build programs or acquisitions. In addition, we have sold certain older, smaller vessels that no longer meet our objective of maintaining a modern, diversified and technologically advanced fleet. We believe our relatively young fleet, which requires less maintenance and refurbishment work during required drydockings than older fleets, allows for less downtime, resulting in more dependable operations for us and for our customers.
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
Focusing on attractive markets: Prior to the Rigdon Acquisition, we elected to conduct our operations mainly in the North Sea, offshore Southeast Asia and, to a lesser extent, offshore Americas markets. Our focus on these regions is driven by what we perceive to be higher barriers to entry, lower volatility of day rates and greater potential for increasing day rates in these markets than in other markets. With the Rigdon Acquisition we added a strong presence in the U.S. Gulf of Mexico and offshore Trinidad, which are now included in the Americas operating segment. Consistent with our approach prior to the Rigdon Acquisition, the high barriers to entry in the U.S. Gulf of Mexico, particularly in the deepwater segment, was a key attribute in our acquisition decision, although historically day rates in that region have been relatively more volatile.
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
Managing our risk profile through chartering arrangements: We utilize various contractual arrangements in our fleet operations, including long-term charters, short-term charters, sharing arrangements and vessel alliances. Sharing arrangements provide us and our customers the opportunity to benefit from rising charter rates by subchartering the contracted vessels to third parties at prevailing market rates during any downtime in the customers’ operations. We also operate and participate in arrangements where vessels of similar specifications enter into alliances which include technical cooperation. We believe these contractual arrangements help us reduce volatility in both day rates and vessel utilization and are beneficial to our customers.
General
     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. We have 38 vessels based in the North Sea, 37 vessels operating offshore in the Americas and 13 vessels operating offshore Southeast Asia. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 88 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At February 25, 2010, our active fleet includes 73 owned vessels and 15 managed vessels.
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
Critical Accounting Policies and Estimates
     The Consolidated Financial Statements, including notes thereto, contained in Part II, Item 8 contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. We believe we have exercised proper judgment in determining these estimates based on the facts and circumstances available to management at the time the estimates were made.
Allowance for Doubtful Accounts
     Our customers are primarily major and independent oil and gas companies, national oil companies and oil service companies. Given our experience where our historical losses have been insignificant and our belief that our related credit risks are minimal, our major and independent oil and gas company and oil service company customers are granted credit on customary business terms. Our exposure to foreign government-owned and controlled oil and gas companies, as well as companies that provide logistics, construction or other services to such oil and natural gas companies, may result in longer payment terms; however, we monitor our aged accounts receivable on an ongoing basis and provide an allowance for doubtful accounts in accordance with our written corporate policy. This formalized policy ensures there is a critical review of our aged accounts receivable to evaluate the collectability of our receivables and to establish appropriate allowances for bad debt. This policy states that a reserve for bad debt is to be established if an account receivable is outstanding a year or longer. The amount of such reserve to be established by management is based on the facts and circumstances relating to the particular customer.
     Historically, we have collected appreciably all of our accounts receivable balances. At December 31, 2009 and 2008, respectively, we provided an allowance for doubtful accounts of $0.3 million and $0.4 million. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay, particularly in light of deteriorating economic conditions. Since amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.
Drydocking, Mobilization and Financing Costs
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
Long-Lived Assets, Goodwill and Intangibles
     Our long-lived tangible assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 2008 Rigdon Acquisition, the 2001 acquisition of Sea Truck Holding AS and the 1998 acquisition of Brovig Supply AS. Our identifiable intangible assets relate to the value assigned to customer relationships as a result of the Rigdon Acquisition. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually, for goodwill. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.
     In assessing potential impairment related to our long-lived assets, the assets’ carrying values are compared with undiscounted expected future cash flows. If the carrying value of any long-lived asset is greater than the related undiscounted expected future cash flows, we measure impairment by comparing the fair value of the asset with its carrying value.
     At least annually, we assess whether goodwill is impaired. We assess whether impairment exists by comparing the fair value of each operating segment to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our operating segments. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our operating segments.
     The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics of our business as a multiple of their reported cash flows. We then apply that multiple to our operating segment’s cash flows to estimate their fair value. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our operating segments.
     The income approach is based on the long-term projected future cash flows of our operating segments. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon our operating segments’ expected long-term performance considering the economic and market conditions that generally affect our business.
     For the years 2009, 2008, and 2007, we performed impairment testing and determined there was no goodwill impairment. There are many assumptions and estimates underlying the determination of the implied fair value of the reporting unit, such as future expected utilization and the average day rates for the vessels, vessel additions and dispositions, operating expenses and tax rates. Although we believe our assumptions and estimates are reasonable, deviations from our estimates by actual performance could result in an adverse material impact on our results of operations. Examples of events or circumstances that could give rise to an impairment of an asset (including goodwill) include: prolonged adverse industry or economic changes; significant business interruption; unanticipated competition that has the potential to dramatically reduce our earning potential; legal issues; or the loss of key personnel.
     In the third quarter of 2007, Bender Shipbuilding and Repair Co., Inc. (“Bender”), a Mobile, Alabama based company, was contracted to build three PSVs. In March 2009, we notified Bender that it was in default under our contract as a result of non-performance. We determined that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009 relating to the construction in progress recorded under this contract. See Note 2 to the Consolidated Financial Statements contained in Part II, Item 8.
Income Taxes
     The majority of our non-US based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our UK and Norway based vessels are taxed under “tonnage tax” regimes with the U.K. regime being a ten year election, which we will renew in 2010. Our qualified Singapore based vessels are exempt from Singapore taxation through December

2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial structures continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions.
     In late 2007, Norway enacted tonnage tax legislation that repealed the previous tonnage tax system which had been in effect from 1996 to 2006, and created a new tonnage tax system from January 2007 forward. Excluding the ten year pay-out described below of Norwegian taxes resulting from the repeal of the pre-2007 tonnage tax law, the tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region. Norway’s 2007 legislation included a requirement to pay the tax on the accumulated untaxed shipping profits as of December 31, 2006 with two-thirds of the liability being payable in equal installments over ten years, while the remaining one-third of the tax liability could be met through qualified environmental expenditures on vessels owned by any of our 90% or greater owned subsidiaries. In January 2009, the Norwegian tax authority announced a change to the environmental fund regulations under which a required fifteen year payment period was abolished with no mandatory time limit on repayment of the environmental portion of the liability and, accordingly, we adjusted the tax liability and recorded a $6.5 million credit in our 2009 tax provision. As of December 31, 2009, a total of $3.1 million has been paid against the original liability, leaving the total U.S. Dollar equivalent of the NOK liability for the repealed Norwegian tonnage at $12.2 million. Annually the subsequent year’s cash installment is classified on our consolidated balance sheet as current income taxes payable, and the remainder is classified on our consolidated balance sheet as other income taxes payable. On February 12, 2010, the Norway Supreme Court ruled the 2007 tax legislation to be unconstitutional retroactive taxation, and Norway’s tax authorities have taken the Court’s decision under review with no guidance to date. Absent any unfavorable position taken by the tax authorities, we would record approximately $15.3 million as a tax benefit in our 2010 tax provision.
     Substantially all of our tax provision is for taxes unrelated to our exempt Singapore based and U.K. and Norway tonnage tax qualified shipping activities. Should our operational structure change or should the laws that created these shipping tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our consolidated financial statements. Additionally, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. Any such increase could cause volatility in the comparisons of our effective tax rate from period to period.
     U.S. foreign tax credits can be carried forward for ten years. We have $11.8 million of such foreign tax credit carryforwards that begin to expire in 2010. We also have certain foreign net operating loss carryforwards that result in net deferred tax assets of approximately $2.0 million for which we have established a valuation allowance. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be provided in the period such determination was made.
     Effective January 1, 2008, Mexico legislated a new revenue based tax, which in effect is an alternative minimum tax payable to the extent that the new revenue based tax exceeds the current income tax liability. These revenue based tax rates are 16.5% for 2008, 17% for 2009 and 17.5% for 2010 and beyond. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 – 30%; 2013 – 29%; 2014 and beyond — 28%.
     Based on a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return, we evaluate and record in certain circumstances an income tax asset/liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding consolidated balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions.
     See also Note 1 and Note 7 to our Consolidated Financial Statements included in Part II, Item 8.
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
Multi-employer Pension Obligation
     Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K. known as the Merchant Navy Officers Pension Fund (“MNOPF”). The fund has a requirement to perform an actuarial valuation every three years and in December 2009 participants were notified of the preliminary results of the March 31, 2009 actuarial valuation. That preliminary notification indicated that the plan was underfunded by £740 million. The plan trustee has made some assumptions for changes in market conditions since March 31, 2009 and has arrived at an adjusted underfunded amount of £450 million.
     Our responsibility for the plan is less than one percent. Although we intend to take actions to minimize the actual amount finally levied, we accrued approximately $4.1 million in 2009 to reflect this underfunded pension liability.
     There currently is no provision within the MNOPF to refund excess contributions. Therefore, as allowed under the terms of the assessment, we are paying the liability in annual installments so as to be in a better position should the MNOPF be determined in the future to be overfunded. There is an interest charge for electing to pay in installments. The total amount accrued related to this liability as of December 31, 2009 is $5.9 million.
     Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.
Consolidated Results of Operations
Comparison of the Fiscal Years Ended December 31, 2009 and December 31, 2008
     Our revenue decreased from $411.7 million in 2008 to $388.9 million in 2009, resulting mainly from the decreased utilization related to the overall market downturn and the currency effect of the stronger U.S. Dollar. Overall day rates decreased for the same time period which also negatively impacted revenue. In 2009, we sold two vessels and deemed one vessel a constructive total loss after the vessel was damaged in a fire. In addition, we experienced the full year effect of the five vessel sales that occurred in mid to late 2008. The reduction in vessels is offset by the full year effect of the vessels acquired as part of the Rigdon Acquisition on July 1, 2008 and the addition of six new builds throughout the year. For the year ended December 31, 2009, net income was $50.6 million or $1.99 per diluted share, compared to $183.8 million, or $7.56 per diluted share for the year ended December 31, 2008.
     Overall utilization decreased from 94.3% in 2008 to 81.4% in 2009, contributing $39.9 million to the decrease in revenue. The strengthening of the U.S. Dollar in all regions decreased revenue by $29.1 million. Overall day rates decreased from $19,697 in 2008 to $18,388 in 2009, contributing $12.4 million to the decrease in revenue. Offsetting the decreases to revenue was the capacity increase related to the full year effect of the vessels acquired in the Rigdon Acquisition and the net additions throughout the year. This increased revenue by $58.6 million.

	Year Ended December 31,
			Increase
	2009	2008	(Decrease)
	(Dollars in thousands)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$19,930	$22,837	$(2,907)
Southeast Asia-Based Fleet	20,780	17,723	3,057
Americas-Based Fleet	16,098	16,567	(469)
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	88.8%	94.6%	(5.80%)
Southeast Asia-Based Fleet	90.0%	94.5%	(4.50%)
Americas-Based Fleet	73.3%	93.4%	(20.10%)
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	24.8	27.2	(2.4)
Southeast Asia-Based Fleet	11.5	13.0	(1.5)
Americas-Based Fleet	35.0	19.3	15.7

Total	71.3	59.5	11.8

(a)	Includes all owned or bareboat chartered vessels. Managed vessels and vessels held for sale are not included.

(b)	Average rates per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)	Revenue for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US$/GBP, US$/NOK and US$/Euro) for the periods indicated below. The North Sea based fleet also includes vessels working offshore India, offshore Africa and the Mediterranean.

	Year Ended December 31,
	2009	2008
$1 US=GBP	0.638	0.541
$1 US=NOK	6.244	5.580
$1 US=Euro	0.716	0.681

(d)	Adjusted for vessel additions and dispositions occurring during each period.
     Direct operating expenses increased $22.3 million in 2009 when compared to 2008. This increase was mainly due to the full year effect of the increase in vessels as a result of the Rigdon Acquisition, and the delivery of new vessels throughout the year. We reported an impairment charge of $46.2 million in the first quarter of 2009 as a result of a default of the construction contract by the builder of three of our vessels. Drydock expense increased by $4.4 million from 2008 to 2009. General and administrative expenses increased $3.5 million from 2008, and depreciation expense increased $8.7 million year over year. The increase in general and administrative and depreciation expense was mainly a result of the Rigdon Acquisition coupled with higher salary, bonus and employee benefits. The gain on sale of assets of approximately $5.5 million relates to the sale of three vessels.
     Interest expense increased $6.0 million from 2008 due mainly to the increase in debt incurred and assumed as part of the Rigdon Acquisition and the decrease in capitalized interest resulting from the decrease in new build construction. The decrease in interest income of $1.1 million is due to lower interest rates in the year. Other expense of $1.2 million was mainly related to foreign currency movements throughout 2009.
     The income tax benefit for 2009 was $2.1 million, compared to an $11.7 million income tax expense in 2008. The 2008 effective tax rate was 6.0%, which included the effect of six months of earnings from operations attributable to the Rigdon Acquisition along with a provision for uncertain tax liabilities in a foreign jurisdiction. The 2009 effective tax rate was (4.3%) with the decrease from the 2008 rate mostly attributable to operating losses in our high tax jurisdictions plus the reversal of certain valuation allowances no longer required, which were somewhat offset by the net tax expense from repatriations to the U.S.

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
     On July 1, 2008, we acquired 100% of the equity interest of Rigdon Marine Corporation and Rigdon Marine Holdings, LLC, which is now considered part of the Americas operating segment. In 2008, primarily as a result of the Rigdon Acquisition, the Americas region revenue increased by $84.7 million, which accounted for 80% of the overall increase in revenue.
     Overall utilization increased from 93.2% in 2007 to 94.3% in 2008, which contributed $3.6 million to the increase in revenue. Offsetting the positive impact to the increase in revenue was the strengthening of the U.S. Dollar against the GBP and the decrease in day rates in the North Sea.

	Year Ended December 31,
			Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
Average Rates Per Day Worked (a) (b):
North Sea-Based Fleet (c)	$22,837	$24,120	$(1,283)
Southeast Asia-Based Fleet	17,723	10,276	7,447
Americas-Based Fleet	16,567	11,386	5,181
Overall Utilization (a) (b):
North Sea-Based Fleet (c)	94.6%	92.8%	1.8%
Southeast Asia-Based Fleet	94.5%	93.3%	1.2%
Americas-Based Fleet	93.4%	94.9%	(1.5%)
Average Owned or Chartered Vessels (a) (d):
North Sea-Based Fleet	27.2	28.8	(1.6)
Southeast Asia-Based Fleet	13.0	12.0	1.0
Americas-Based Fleet	19.3	6.0	13.3

Total	59.5	46.8	12.7

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)	Average rates per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(d)	Revenue for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US$/GBP, US$/NOK and US$/Euro) for the periods indicated below. The North Sea based fleet also includes vessels working offshore India, offshore Africa and the Mediterranean.

	Year Ended December 31,
	2008	2007
$1 US=GBP	0.541	0.500
$1 US=NOK	5.580	5.844
$1 US=Euro	0.681	0.730

(d)	Adjusted for vessel additions and dispositions occurring during each period.
     Direct operating expenses increased $35.5 million in 2008 compared to 2007. This increase was mainly due to the increase in vessels as a result of the Rigdon Acquisition and the delivery of new vessels throughout the year. Drydock expense decreased by $1.3 million from 2007 to 2008. General and administrative expenses increased $7.9 million from 2007 to 2008, and depreciation expense increased by $13.7 million from 2007 to 2008. The increase in general and administrative and depreciation expense was mainly a result of the Rigdon Acquisition coupled with higher salary, bonus and employee benefits. The gain on sale of assets of approximately $34.8 million relates to the sale of five vessels.
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
Segment Results
     As discussed in “General Business” included in Part I, Items 1 and 2, we have three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280. The majority of our revenue is derived from our long-lived assets located in foreign jurisdictions. In 2009, we had $106.1 million in revenue and $603.9 million in long-lived assets attributed to the United States, our country of domicile.
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
Operating Income by Operating Segment

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
North Sea	$54,014	$126,486	$110,679
Southeast Asia	58,105	62,447	35,858
Americas	(19,155)	38,344	5,136

Total reportable segment operating income	92,964	227,277	151,673
Other	(23,411)	(20,514)	(17,404)

Total reportable segment and other operating income	$69,553	$206,763	$134,269

North Sea Region:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Revenue	$165,415	$226,124	$241,664
Direct operating expenses	80,854	86,445	88,277
Drydock expense	6,818	8,237	10,369
General and administrative expense	10,598	11,414	12,439
Depreciation and amortization expense	17,186	22,623	24,914
Gain on sale of assets	(4,055)	(29,081)	(5,014)

Operating income	$54,014	$126,486	$110,679

Comparison of Fiscal Year Ended December 31, 2009 and December 31, 2008
     Revenue for the North Sea of $165.4 million in 2009 decreased $60.7 million, or 26.8%, compared to 2008. The decrease is attributable to the strengthening of the U.S. Dollar against the GBP and NOK, which reduced revenue by $26.9 million. In addition, due to the weakening of the market, utilization decreased from 94.6% in 2008 to 88.8% in 2009, which reduced revenue by $16.4 million, and day rates also decreased from $22,839 in 2008 to $19,930 in 2009 negatively impacting revenue by $5.4 million. In 2009, the region experienced the full year effect of the sale of two vessels and the mobilization of a vessel to the Southeast Asia region in 2008, which is partially offset by the addition of a new delivery in late 2009 and the overall effect of an increase in capacity of $12.0 million. Operating income decreased by $72.5 million, primarily as a result of the decrease in revenue and the decrease on the gain on sale of assets. Direct operating expenses year over year were lower by $5.6 million due in part by the strengthening of the U.S. Dollar coupled with lower crew salaries and benefits. Drydock expense was also lower by $1.4 million resulting mainly from a lower number of drydock days. Depreciation expense decreased by $5.4 million resulting mainly from the sale of two vessels. General and administrative expense decreased by $0.8 million due to lower salaries and benefits.
Comparison of Fiscal Year Ended December 31, 2008 and December 31, 2007
     Revenue for the North Sea of $226.1 million in 2008 decreased $15.5 million, or 6.4%, compared to 2007, primarily due to the strengthening of the U.S. Dollar against the GBP and NOK, which reduced revenue by $9.9 million. In addition, the decrease in the average day rate from $24,120 in 2007 to $22,837 in 2008, contributed $3.3 million to the decrease in revenue. Capacity for the region also decreased by $5.5 million mainly due to the sale of two older vessels, which occurred in 2008, the full year effect of the mobilization of a vessel to the Southeast Asia region in the second quarter of 2007, and the mobilization of another vessel to the Americas region in the first quarter of 2008. This was partially offset by the full year effect of the delivery of two new vessels into the region in late 2007. Partially offsetting these decreases was an increase in utilization from 92.8% in 2007 to 94.6% in 2008, resulting in a revenue increase of $3.2 million. Operating income increased by $15.8 million, primarily as a result of the gain on sale of two of the region’s older vessels, offset by the decrease in revenue. Direct operating expenses year over year were lower by $1.8 million due mainly to lower employees benefits resulting from the impact of the 2007 U.K. pension adjustment. Drydock expense was also lower by $2.1 million resulting mainly from lower drydock days. Depreciation expense decreased by $2.3 million resulting mainly from the sale of the two vessels. General and administrative expense decreased by $1.0 million due to lower salaries and lower professional fees.
Southeast Asia Region:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Revenue	$76,544	$77,851	$41,257
Direct operating expenses	8,865	12,509	6,946
Drydock expense	2,095	250	1,832
General and administration expense	1,841	2,193	1,118
Depreciation and amortization expense	7,131	6,170	2,657
Gain on sale of assets	(1,493)	(5,718)	(7,154)

Operating income	$58,105	$62,447	$35,858

Comparison of Fiscal Year Ended December 31, 2009 and December 31, 2008
     Southeast Asia region revenue decreased by $1.3 million to $76.5 million in 2009, compared to $77.9 million in 2008. The slight decrease in revenue is due mainly to the decrease in utilization which decreased from 94.5% in 2008 to 90% in 2009 contributing $4.5 million to the decrease in revenue. Average day rates increased from $17,723 in 2008 to $20,780 in 2009 due mainly to the additions of four new vessels, however, the mix of days worked on low day rate vessels negatively impacted revenue by $4.9 million. Capacity positively impacted revenue by $8.1 million due to the full year effect of the two new deliveries in 2008 and the two new deliveries in 2009, which was offset by the full year effect of the sale of three older vessels in 2008 and the loss of a vessel as a result of the damage incurred in a fire in 2009. Operating income decreased $4.3 million year over year, primarily as a result of the decrease in revenue and the decrease of the gain on sale of assets. General and administrative cost decreased by $0.4 million as a result of lower salaries and benefits and a decrease in bad debt expense.

Comparison of Fiscal Year Ended December 31, 2008 and December 31, 2007
     Southeast Asia region revenue increased by 89%, or $36.6 million, to $77.9 million in 2008 compared to $41.3 million in 2007. Capacity contributed $35.4 million to the revenue increase due to the three new deliveries in 2008, coupled with the full year effect of the two vessels delivered in the fourth quarter of 2007 and the positive impact of the full year effect of the mobilization into the region of two vessels, one in 2007 and the other in 2008, both from the North Sea. Utilization also contributed $0.8 million to the increase in revenue increasing from 93.3% in 2007 to 94.5% in 2008. The positive contribution to revenue was offset by the sale of three older vessels. Day rates contributed $0.4 million to the improvement in revenue, increasing from an average day rate of $10,276 in 2007 to $17,723 in 2008. Operating income increased $26.6 million year over year, primarily as a result of the increase in revenue offset by the increase in direct operating expense as a result of the net additions to the fleet. General and administrative cost increased $1.1 million from 2007 as a result of higher salaries and benefits and an increase in bad debt expense.
Americas Region:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Revenue	$146,912	$107,765	$23,105
Direct operating expenses	76,464	44,972	13,163
Drydock expense	6,783	2,832	405
General and administrative expense	8,685	6,769	1,488
Depreciation and amortization expense	27,892	14,860	2,913
Gain on sale of assets	(4)	(12)	—
Impairment charge	46,247	—	—

Operating income (loss)	$(19,155)	$38,344	$5,136

Comparison of Fiscal Year Ended December 31, 2009 and December 31, 2008
     Revenue for the Americas region increased year over year by $39.1 million, or 36.3%, from $107.8 million in 2008 to $146.9 million in 2009, primarily as a result of the full year effect of the Rigdon Acquisition that occurred July 1, 2008, the full year effect of the mobilization of two vessels into the region in 2008 and the addition of three new deliveries in 2009 which in total contributed $62.4 million to the increase in revenue. As a result of the market down turn mainly in the U.S. Gulf of Mexico, utilization decreased from 93.4% in 2008 to 73.3% in 2009, decreasing revenue by $18.9 million. Average day rates also decreased from $16,567 in 2008 to $16,098 in 2009, reducing revenue by $4.4 million. Operating income, excluding the impairment charge of $46.2 million decreased by $11.3 million, which resulted from the $31.5 million increase in direct operating expense and the increase in dry dock expense of $4.0 million, both resulting from the increase in the number of vessels. Depreciation expense also increased by $13.0 million due to the increase in fleet. General and administrative expense increased by $1.9 million from the prior year due to increased salaries and benefits, mainly attributable to the Rigdon Acquisition.
Comparison of Fiscal Year Ended December 31, 2008 and December 31, 2007
     Revenue for the Americas region increased year over year by $84.7 million from $23.1 million in 2007 to $107.8 million in 2008, primarily as a result of the Rigdon Acquisition that occurred July 1, 2008. The Rigdon Acquisition contributed $72.0 million, or 85%, to the increase in revenue. Also contributing $10.8 million to the increase was the mobilization into the region of a vessel from the North Sea and a vessel from Southeast Asia. Excluding the vessels acquired as part of the Rigdon Acquisition, day rates increased from $11,386 in 2007 to $15,492 in 2008, contributing $2.3 million to the increase in revenue. Utilization, excluding the acquired vessels, decreased from 94.9% in 2007 to 89.2% in 2008, decreasing revenue by $0.4 million. Operating income increased $33.2 million mainly as a result of the Rigdon Acquisition, which contributed $30.2 million of the increase, the difference resulting in the increase in revenue from the non-acquired vessels. General and administrative expense increased by $5.3 million from year to year due mainly to the Rigdon Acquisition and higher salaries and benefit expense.
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
     New build commitments are approximately $68.5 million for 2010. Interest expense at current rates under our existing debt arrangements, assuming no additional draws, will be approximately $23.0 million for 2010. Minimum repayments under our existing debt arrangements will be approximately $33.3 million for 2010. These amounts are anticipated to be paid from a combination of cash on hand and cash from operations.
     In addition, we are required to make expenditures for the certification and maintenance of our vessels, and those expenditures typically increase with age. We expect our drydocking expenditures to be approximately $22.0 million in 2010.
     At December 31, 2009, we had approximately $92.1 million of cash on hand, had no amounts drawn under our $175.0 million Revolving Loan Facility, had $200.0 million borrowed under our Facility Agreement, and had $160.0 million outstanding under our Senior Notes.
     We anticipate that cash on hand and future cash flow from operations for 2010 will be adequate to repay our debts due and payable during such period, to fund our new build commitments, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.
Long-Term Debt
Revolving Loan Facility
     We currently have a $175.0 million Secured Reducing Revolving Loan Facility (the “Revolving Loan Facility”) with a syndicate of financial institutions led by Den Norske Bank, or DNB, as agent. The multi-currency facility is structured as follows: $25.0 million allocated to GulfMark Offshore, Inc.; $60.0 million allocated to Gulf Offshore N.S. Limited, a wholly owned U.K. subsidiary; $30.0 million allocated to GulfMark Rederi AS, a wholly owned Norwegian subsidiary; and $60.0 million allocated to Gulf Marine Far East Pte Ltd., a wholly owned Singapore subsidiary. The facility matures in June 2013 and the maximum availability begins to reduce in increments of $15.0 million every six months beginning in December 2011, with a final reduction of $115.0 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. During the second quarter of 2008 we borrowed approximately $140.9 million under this facility to fund the cash portion of the Rigdon Acquisition. In November 2009, we used cash on hand to pay down all outstanding amounts due under the Revolving Loan Facility and as of December 31, 2009, have no borrowings under this facility.
Senior Notes
     On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15, commencing January 15, 2005. The 7.75% senior notes may be called beginning on July 15 of 2009, 2010, 2011, and 2012 and thereafter at redemption prices of 103.875%, 102.583%, 101.292% and 100% of the principal amount respectively plus accrued interest.
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
     The indenture under which the 7.75% senior notes are issued, imposes operating and financial restrictions on us. These restrictions affect, and in many cases limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make cash dividends or other payments. At December 31, 2009, we were in compliance with all indenture covenants.
Facility Agreement
     On December 17, 2009, our subsidiary GulfMark Americas, Inc. (the “Borrower”) entered into a $200.0 million facility agreement (the “Facility Agreement”) with the Royal Bank of Scotland PLC (“RBS”). The Facility Agreement replaced our previous $224.0 million Senior Facility and $85.0 million Subordinated Facility that were due June 30, 2010. The Facility Agreement bears interest at the rate of LIBOR plus 250 basis points and principal is due in quarterly installments of $8.3 million beginning March 31, 2010. The Facility Agreement matures on December 31, 2012, when the final quarterly payment is due plus a $100.0 million balloon payment.

We have an interest rate swap agreement for a portion of the Facility Agreement that has the effect of fixing the interest rate at 4.145% on $100.0 million of this debt. The interest rate swap is accounted for as a cash flow hedge.
     The Facility Agreement is secured by certain vessels. We have unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Facility Agreement and other loan documents. Such guarantee also covers obligations of the Borrower arising under any interest rate swap contract and other security documentation related to the Facility Agreement. The collateral that secures the loans under the Facility Agreement will secure all of the Borrower’s obligations under any hedging agreements between the Borrower and RBS.
     The Facility Agreement requires compliance with financial covenants and customary covenants and events of default. The Facility Agreement also contains customary representations, warranties and affirmative and negative covenants. As set forth in the Facility Agreement, there are several occurrences that constitute an event of default, including without limitation, defaults on payments of amounts borrowed under the Facility Agreement, defaults on payments of other material indebtedness, bankruptcy or insolvency, a change of control of GulfMark or the Borrower, material unsatisfied judgments, the occurrence of a material adverse change, and other customary events of default. Upon the occurrence of an event of default, RBS may terminate the Facility Agreement, declare that all obligations under the Facility Agreement are due and payable and exercise its rights with respect to the collateral under the Facility Agreement.
     At December 31, 2009, we were in compliance with all covenants, and had $200.0 million borrowed, under the facility.
Current Year Cash Flow
     At December 31, 2009, we had cash on hand of $92.1 million. Cash provided by operating activities for the year ended December 31, 2009, was $171.0 million compared to $205.2 million in the previous year. The decrease was primarily attributable to lower operating income resulting from the downturn in the global market conditions.
     Cash used in investing activities for the years ended December 31, 2009 and 2008 was $68.1 million and $186.8 million, respectively. In 2009, we spent approximately $77.4 million on new vessels, primarily new construction. In 2008, we spent approximately $108.6 million on new vessels and $152.6 million on the Rigdon Acquisition. In 2009 and 2008, we sold assets, for approximately $9.2 million and $43.4 million, respectively. The proceeds from these sales decreased the reported cash used in investing activities.
     In 2009, we used $120.3 million in financing activities, compared to providing $56.8 million in 2008. In 2009, we incurred $200.0 million in new long-term debt and repaid $322.3 million of debt. During 2008, we incurred $163.4 million of new long-term debt and repaid $107.3 million in debt.
Debt and Other Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2009, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions):

	2010	2011	2012	2013	2014	Thereafter
Repayment of Long-Term Debt, Excluding Debt Discount of $0.3 million	$33.3	$33.3	$133.3	$—	$160.0	$—
Purchase Obligations for New Build Program	68.5	—	—	—	—	—
Non-Cancelable Operating Leases	1.5	1.3	1.1	0.9	0.8	1.2
Long Term Income Taxes Payable	1.5	1.5	1.5	1.5	1.5	4.6
Other	0.5	0.5	0.5	0.5	0.5	—

Total	$105.3	$36.6	$136.4	$2.9	$162.8	$5.8

     Due to the uncertainty with respect to the timing of future cash payments, if any, associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlements with the respective taxing authority. Therefore, $10.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. Included above as Long Term Income Taxes Payable is our liability for income taxes resulting from the repeal of the pre-2007 Norway tonnage tax law with eight annual payments remaining as of December 31, 2009, which is not expected to be paid based on the February 12, 2010 Norway Supreme Court decision. Refer to Note 7 “Income Taxes” in our “Notes to Consolidated Financial Statements” included in Part II, Item 8.

Other Commitments
     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $0.2 million and $0.4 million at December 31, 2009 and 2008, respectively. In addition, in January 2010, we executed a customs bond secured by a letter of credit totaling $19.0 million Trinidad dollars (approximately $3.0 million U.S. Dollars). In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment is minimal and expect no material cash outlays to occur from these instruments.
Currency Fluctuations and Inflation
     A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in our North Sea fleet are primarily denominated in GBP, with a portion denominated in NOK or Euros. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 43% of our total consolidated revenue for the year ended December 31, 2009. In 2009, the exchange rates of GBP, NOK and Euros against the U.S. Dollar ranged as follows:

				As of
	High	Low	Year Average	February 25, 2010
$1 US=GBP	0.734	0.588	0.638	0.656
$1 US=NOK	7.224	5.523	6.244	5.939
$1 US=Euro	0.798	0.661	0.716	0.739
     Our outstanding debt is denominated in U.S. Dollars, but a substantial portion of our revenue is generated in currencies other than the U.S. Dollar. We have evaluated these conditions and have determined that it is not in our interest to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:
•	the cost of using hedging instruments in relation to the risks of currency fluctuations;

•	the propensity for adjustments in these foreign currency denominated vessel day rates over time to compensate for changes in the purchasing power of these currencies as measured in U.S. Dollars;

•	the level of U.S. Dollar-denominated borrowings available to us; and

•	the conditions in our U.S. Dollar-generating regional markets.
     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. The balance sheet reflects the change in the fair value of the foreign currency contracts and purchase commitments of $6.9 million. See Part I, Items 1 and 2 “Business and Properties – New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations”. We do not use foreign currency forward contracts for trading or speculative purposes.
     Reflected in the accompanying consolidated balance sheet at December 31, 2009, is $54.0 million in accumulated other comprehensive income primarily relating to the higher exchange rate at December 31, 2009 in comparison to the exchange rate when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was $11.1 million at December 31, 2008. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year change reflects the strengthening in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.
     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

New Accounting Pronouncements
     Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies–New Accounting Pronouncements” in our Notes to Consolidated Financial Statements included in Part II, Item 8.
Forward-Looking Statements
     This Form 10-K, particularly this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Items 1 and 2 “Business and Properties” contain certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine support and transportation services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, operational risk, catastrophic or adverse sea or weather conditions, dependence on the oil and natural gas industry, volatility in oil and gas prices, delay or cost overruns on construction projects or insolvency of the shipbuilders, lack of shipyard or equipment availability, ongoing capital expenditure requirements, uncertainties surrounding environmental and government regulation, risks relating to compliance with the Jones Act, risks relating to leverage, risks of foreign operations, risk of war, sabotage, piracy or terrorism, assumptions concerning competition, and risks of currency fluctuations and other matters. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and in Part I, Item 1A “Risk Factors”, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control. There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within Part I, Item 1A “Risk Factors”, this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part I, Items 1 and 2 “Business and Properties” and elsewhere in this Form 10-K.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
     We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At December 31, 2009, our derivative holdings consisted of a foreign currency forward contract and our interest rate swap agreements. Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies—Fair Value of Financial Instruments” in our Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on financial instruments.
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
     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. Dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. Other information required under this Item 7A has been provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Currency Fluctuations and Inflation” and Part I, Items 1 and 2 “Business and Properties – New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations”. Other than trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency exchange rates.
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
     Net foreign currency gains (losses), including derivative activity, for the years ended December 31, 2009, 2008 and 2007 were ($2.2) million, ($2.0) million, and ($2.0) million, respectively.
Interest Rates
     We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed and variable rate debt obligations at December 31, 2009 and 2008 that are sensitive to changes in interest rates. The floating portion of our variable debt is based on LIBOR.
     We utilize interest rate swap agreements to fix a portion of our exposure to floating interest rates. These agreements are classified as cash flow hedges and we report changes in the fair value of these cash flow hedges in accumulated other comprehensive income. For the year ended December 31, 2009, $4.0 million was reclassified from other comprehensive income to interest expense related to these agreements. At December 31, 2009, we had a $100.0 million interest rate swap agreement that fixed the interest rate for a portion of our Facility Agreement at 4.145% and which matures on December 31, 2012. The consolidated balance sheet classifies cash flow hedges within other long-term liabilities and as of December 31, 2009, the fair value of the interest rate swap was $6.4 million. We expect to reclassify $2.4 million of deferred loss on the current interest rate swap to interest expense during the next 12 months.

	2010	2011	2012	2013	2014	Thereafter
			(Dollar amounts in thousands)
2009 Long-term Debt:
Fixed rate	$—	$—	$—	$—	$160,000	$—
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	—

Variable rate	$33,333	$33,333	$133,334	$—	$—	$—
Average interest rate	0.97%	2.49%	2.60%	—	—	—

2009 Notional Value:
Interest Rate Swap-Variable to Fixed	$100,000	$100,000	$100,000	$—	$—	$—
Average pay rate	4.15%	4.15%	4.15%	—	—	—
Average receive rate	0.97%	2.49%	2.60%	—	—	—

	2009	2010	2011	2012	2013	Thereafter
	(Dollar amounts in thousands)
2008 Long-term Debt:
Fixed rate	$—	$—	$—	$—	$—	$160,000
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%

Variable rate	$18,969	$219,065	$—	$—	$—	$84,250
Average interest rate	4.30%	4.30%	3.70%	3.70%	3.70%	3.70%

2008 Notional Value:
Interest Rate Swaps-Variable to Fixed	$98,341	$85,201	$—	$—	$—	$—
Average pay rate	4.72%	4.72%	—	—	—	—
Average receive rate	4.25%	4.25%	—	—	—	—

     Our fixed rate 7.75% Senior Notes outstanding at December 31, 2009, subjects us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $5.3 million.
     The fair value of our 7.75% Senior Notes as compared to the carrying value at December 31, 2009 and 2008, was as follows:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In millions)
7.75% Senior Notes due 2014	$159.6	$159.6	$159.6	$120.8

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and its subsidiaries:
     We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GulfMark Offshore, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion.
UHY LLP
Houston, Texas
February 26, 2010

     To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and its Subsidiaries:
     We have audited GulfMark Offshore, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GulfMark Offshore, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, GulfMark Offshore, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows of GulfMark Offshore, Inc. and its subsidiaries, and our report dated February 26, 2010 expressed an unqualified opinion.
UHY LLP
Houston, Texas
February 26, 2010

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$92,079	$100,761
Trade accounts receivable, net of allowance for doubtful accounts of $334 and $408, respectively	76,554	101,434
Other accounts receivable	4,235	3,467
Prepaid expenses and other current assets	12,206	7,236

Total current assets	185,074	212,898

Vessels and equipment at cost, net of accumulated depreciation of $239,518 and $182,283, respectively	1,164,067	1,035,436
Construction in progress	40,349	134,077
Goodwill	129,849	123,981
Fair value hedges	6,886	7,801
Intangibles, net of accumulated amortization of $4,325 and $1,442, respectively	30,273	33,156
Deferred costs and other assets	9,161	9,618

Total assets	$1,565,659	$1,556,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$18,970
Accounts payable	19,519	15,085
Income taxes payable	3,368	3,037
Accrued personnel costs	26,312	22,341
Accrued interest expense	5,966	6,422
Other accrued liabilities	8,535	9,037

Total current liabilities	97,033	74,892

Long-term debt	326,361	462,941
Long-term income taxes:
Deferred tax liabilities	112,960	116,172
Other income taxes payable	24,029	27,913
Fair value hedges	6,886	7,801
Cash flow hedges	6,422	7,982
Other liabilities	4,500	4,423
Stockholders’ equity:
Preferred stock, no par value; 2,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 30,000 shares authorized; 25,906 and 25,355 shares issued and 25,697 and 25,144 shares outstanding, respectively	255	250
Additional paid-in capital	362,022	352,843
Retained earnings	571,213	520,630
Accumulated other comprehensive income (loss)	54,005	(17,157)
Treasury stock, at cost	(5,865)	(6,852)
Deferred compensation expense	5,838	5,129

Total stockholders’ equity	987,468	854,843

Total liabilities and stockholders’ equity	$1,565,659	$1,556,967

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue	$388,871	$411,740	$306,026

Costs and expenses:
Direct operating expenses	166,183	143,925	108,386
Drydock expense	15,696	11,319	12,606
General and administrative expenses	43,700	40,244	32,311
Depreciation	53,044	44,300	30,623
Impairment charge	46,247	—	—
Gain on sale of assets	(5,552)	(34,811)	(12,169)

Total costs and expenses	319,318	204,977	171,757

Operating income	69,553	206,763	134,269

Other income (expense):
Interest expense	(20,281)	(14,291)	(7,923)
Interest income	377	1,446	3,147
Foreign currency gain (loss) and other	(1,153)	1,609	(298)

Total other expense	(21,057)	(11,236)	(5,074)

Income before income taxes	48,496	195,527	129,195
Income tax (provision) benefit	2,087	(11,743)	(30,220)

Net income	$50,583	$183,784	$98,975

Earnings per share:
Basic	$2.01	$7.74	$4.41
Diluted	$1.99	$7.56	$4.29
Weighted average shares outstanding:
Basic	25,151	23,737	22,435

Diluted	25,446	24,319	23,059

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Common			Accumulated			Deferred
	Stock at	Additional		Other	Treasury Stock		Compen-	Total
	$0.01 Par	Paid-in	Retained	Comprehensive		Share	sation	Stockholders’
	Value	Capital	Earnings	Income (loss)	Shares	Value	Expense	Equity
Balance at December 31, 2006	$225	$204,986	$242,733	$93,484	(150)	$(3,012)	$3,012	$541,428
Net income	—	—	98,975	—	—	—	—	98,975
Issuance of common stock	1	4,476	—	—	—	—	—	4,477
Exercise of stock options	1	1,542	—	—	—	—	—	1,543
Deferred compensation plan	—	—	—	—	(22)	(1,188)	894	(294)
Tax contingencies			(4,862)					(4,862)
Translation adjustment	—	—	—	34,824	—	—	—	34,824

Balance at December 31, 2007	227	211,004	336,846	128,308	(172)	(4,200)	3,906	676,091
Net income	—	—	183,784	—	—	—	—	183,784
Issuance of common stock	22	139,757	—	—	—	—	—	139,779
Exercise of stock options	1	2,082	—	—	—	—	—	2,083
Deferred compensation plan	—	—	—	—	(39)	(2,652)	1,223	(1,429)
Loss on cash flow hedge, net of tax	—	—	—	(6,062)	—	—	—	(6,062)
Translation adjustment	—	—	—	(139,403)	—	—	—	(139,403)

Balance at December 31, 2008	250	352,843	520,630	(17,157)	(211)	(6,852)	5,129	854,843
Net income	—	—	50,583	—	—	—	—	50,583
Issuance of common stock	3	8,523	—	—	—	—	—	8,526
Exercise of stock options	2	1,743	—	—	—	—	—	1,745
Deferred compensation plan	—	(1,087)	—	—	2	987	709	609
Gain on cash flow hedge, net of tax	—	—	—	3,081	—	—	—	3,081
Translation adjustment	—	—	—	68,081	—	—	—	68,081

Balance at December 31, 2009	$255	$362,022	$571,213	$54,005	(209)	$(5,865)	$5,838	$987,468

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Net income	$50,583	$183,784	$98,975
Comprehensive income:
Gain (loss) on cash flow hedge	3,081	(6,062)	—
Foreign currency gain (loss)	68,081	(139,403)	34,824

Total comprehensive income	$121,745	$38,319	$133,799

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Cash flows from operating activities:
Net income	$50,583	$183,784	$98,975
Adjustments to reconcile net income from operations to net cash provided by operations
Depreciation	53,044	44,300	30,623
Amortization of deferred financing costs	780	711	704
Amortization of stock-based compensation	7,115	5,853	4,215
Provision for doubtful accounts receivable, net of write offs	(73)	336	(287)
Deferred income tax provision (benefit)	(3,459)	7,225	454
Gain on sale of assets	(5,552)	(34,811)	(12,169)
Impairment charge	46,247	—	—
Foreign currency transaction loss	2,901	3,123	1,273
Change in operating assets and liabilities —
Accounts receivable	29,054	(6,631)	(30,013)
Prepaids and other	(2,286)	1,095	(349)
Accounts payable	2,781	(8,259)	3,686
Other accrued liabilities and other	(10,090)	8,475	31,465

Net cash provided by operating activities	171,045	205,201	128,577
Cash flows from investing activities:
Purchases of vessels and equipment	(77,438)	(108,626)	(191,158)
Proceeds from disposition of equipment	9,239	43,432	15,775
Cash received with acquisition of business	—	31,028	—
Consideration paid for acquired business	—	(152,621)	—

Net cash used in investing activities	(68,199)	(186,787)	(175,383)
Cash flows from financing activities:
Proceeds from Debt Refinancing	200,000	—	—
Repayment of Secured Credit Facilities	(238,035)	(42,156)	—
Proceeds from Revolving Loan Facility	—	163,399	20,257
Repayment of Revolving Loan Facility	(84,250)	(65,135)	(21,104)
Debt Refinancing Cost	(278)	—	—
Proceeds from Exercise of Stock Options	718	163	852
Proceeds from Issuance of Stock	1,595	483	368

Net cash provided by (used in) financing activities	(120,250)	56,754	373
Effect of exchange rate changes on cash	8,722	(14,526)	3,793

Net increase (decrease) in cash and cash equivalents	(8,682)	60,642	(42,640)
Cash and cash equivalents at beginning of year	100,761	40,119	82,759

Cash and cash equivalents at end of year	$92,079	$100,761	$40,119

Supplemental cash flow information:
Interest paid, net of interest capitalized	$20,010	$12,590	$6,597

Income taxes paid, net	$3,438	$3,294	$4,695

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     GulfMark Offshore, Inc. and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) own and operate offshore support vessels, principally in the North Sea, offshore Southeast Asia and offshore the Americas. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.
     On February 23, 2010, we reorganized the Company. The Reorganization was designed to prevent certain situations from occurring that would jeopardize our ability to engage in Coastwise Trade. See Subsequent Event-Reorganization in Note 11.
Principles of Consolidation
     Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The accompanying consolidated financial statements include significant estimates for allowance for doubtful accounts receivable, depreciable lives of vessels and equipment, valuation of goodwill, income taxes and commitments and contingencies. While we believe current estimates are reasonable and appropriate, actual results could differ from these estimates.
Cash and Cash Equivalents
     Our investments, consisting of U.S. Government securities and commercial paper with original maturities of up to three months, are included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows.
Vessels and Equipment
     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over their estimated useful life of 25 years for all vessels other then crew boats which are depreciated over 20 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2009, 2008, and 2007, interest of $3.6 million, $8.5 million, and $6.2 million respectively, was capitalized. Office equipment, furniture and fixtures, and vehicles are depreciated over two to five years.
     Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and depreciated over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2009, 2008 and 2007, are $20.1 million, $16.7 million, and $14.0 million, respectively, of costs for maintenance and repairs.
Goodwill and Intangibles
     Goodwill primarily relates to the 2008 Rigdon Acquisition (See Note 3), the 2001 acquisition of Sea Truck Holding AS, and the 1998 acquisition of Brovig Supply AS. Goodwill is tested for impairment using a fair value approach at least annually. Management performed the required impairment testing and determined that there have been no impairments of goodwill during the years presented. At least annually, we assess whether goodwill is impaired. We assess whether impairment exists by comparing the fair value of each operating segment to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our operating segments. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our operating segments.
     Our identifiable intangible assets are related to the value assigned to customer relationships as a result of the Rigdon Acquisition and are being amortized over a 12 year period. They will be reviewed for impairment when circumstances indicate their value may not be recoverable based on comparison of fair value to carrying value be recoverable based on a comparison of fair value to carrying value. See Note 5 for further discussion related to our identifiable intangible assets.
Impairment of Long-Lived Assets
     We review long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows before tax and interest costs. If the asset’s carrying amount is less than such cash flow estimate, it is written down to its fair value on a discounted cash flow basis. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. We did not record any significant impairment write-downs of our long-lived assets during 2008 or 2007. See Note 2 for discussion of an impairment of assets under construction in the first quarter of 2009.
Fair Value of Financial Instruments
     As of December 31, 2009, our financial instruments consist primarily of long-term debt, a fair value hedge associated with firm contractual commitments for future vessel payments denominated in a foreign currency and an interest rate swap for a portion of the Facility Agreement.
     The forward contracts are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the new build contract. Additionally, during August 2007, we entered into a series of forward currency contracts relative to future milestone payments for six Keppel vessels under construction and two Aker Yard vessels in progress. Any gains or losses resulting from changes in fair value were recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact on the statement of operation. As of December 31, 2009, only one contract related to an Aker Yard vessel remains and the consolidated balance sheet has “Fair value hedges” in both the assets and liabilities sections reflecting the change in the fair value of the foreign currency contracts and purchase commitments.
     We also had interest rate swap agreements that hedged the interest rate associated with a portion of the Senior Secured Credit Facility indebtedness. These cash flow hedges fixed the interest rate at 4.725% on approximately $85.0 million of the Senior Secured Credit Facility. We reported changes in the fair value of these cash flow hedges in accumulated other comprehensive income. For the year ended December 31, 2009, $4.0 million was reclassified from other comprehensive income to interest expense. On December 17, 2009 we entered into the $200.0 million Facility Agreement (See Note 6) and terminated the existing Senior Secured Credit Facility indebtedness and the swaps associated with that debt. Concurrently, we entered into an interest rate swap agreement for approximately $100.0 million of the Facility Agreement indebtedness that has fixed the interest rate at 4.145%. The interest rate swap is accounted for as cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet contains a cash flow hedge reflecting the fair value of the interest rate swap, which was $6.4 million at December 31, 2009. We expect to reclassify $2.4 million of deferred loss on the current interest rate swap to interest expense during the next 12 months.
     We calculate fair value of foreign currency forward contracts and interest rate swaps using discounted cash flows based on expected cash inflows and outflows associated with the contracts.
     In addition, when we terminated the interest rate swaps discussed above, there was a $4.3 million balance remaining in other comprehensive income representing expected future interest payments. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.
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
Revenue Recognition
     Revenue from charters for offshore marine services is recognized as performed based on contractual charter rates and when collectability is reasonably assured. Currently, charter terms range from as short as several days to as long as 10 years in duration. Management services revenue is recognized in the period in which the services are performed.
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
     In addition, we also account for uncertainty in income taxes by determining a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate.
Foreign Currency Translation
     The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operations. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenue and expenses are translated at average rates for the period. As a result, amounts related to changes in assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2009, 2008 and 2007, we reported net foreign currency gains (losses) in the amount of ($2.2) million, ($2.0) million and ($2.0) million, respectively.
Concentration of Credit Risk
     We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant; however, allowances for doubtful accounts and write-offs in 2010 may be larger than they have been in the past if economic conditions continue to deteriorate. In 2009 and 2008 no single customer accounted for 10% or more of total consolidated revenue.
Stock-Based Compensation
     We account for stock-based compensation using the modified prospective application method where compensation cost will be recognized related to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for portions of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006 shall be recognized as if the requisite service is rendered on or after the required effective date. At January 1, 2006, all of our stock option awards were fully vested. Under the modified prospective method, vested equity awards outstanding at the effective date create no additional compensation expense. Only new awards granted after January 1, 2006 would continue to be measured and charged to expense over remaining requisite service. Our employee stock purchase plan would be considered compensatory whereby it allows all of our U.S. employees and participating subsidiaries to acquire shares of common stock at 85% of the fair market value of the common stock under a qualified plan as defined by Section 423 of the Internal Revenue Service. The plan has a look-back option that establishes the purchase price as an amount based on the lesser of the common stock’s market price at the grant date or its market price at the exercise date. The total value of the look-back option imbedded in the plan is calculated using the component approach where each award is computed as the sum of 15% of a share of non-vested stock, a call option on 85% of a share of non-vested stock, and a put option on 15% of a share of non-vested stock.
     Pro forma information regarding net income and earnings per share, or EPS, and has been determined as if we had accounted for our employee stock options under the fair-value method described above. The last granted stock options were in October 2003. The fair value calculations at the date of grant using the Black-Scholes option pricing model were calculated with the following weighted average assumptions:

2003
Risk-free interest rate	2.2%
Volatility factor of stock price	0.28
Dividends	—
Option life	4 years
Calculated fair value per share	$3.58
Earnings Per Share
     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Year ended December 31, 2009
	Net	Weighted	Per Share
	Income	Average	Amount
Income per share, basic	$50,583	25,151	$2.01

Dilutive effect of common stock options	—	295

Income per share, diluted	$50,583	$25,446	$1.99

	Year ended December 31, 2008
	Net	Weighted	Per Share
	Income	Average	Amount
Income per share, basic	$183,784	23,737	$7.74

Dilutive effect of common stock options	—	582

Income per share, diluted	$183,784	24,319	$7.56

	Year ended December 31, 2007
	Net	Weighted	Per Share
	Income	Average	Amount
Income per share, basic	$98,975	22,435	$4.41

Dilutive effect of common stock options	—	624

Income per share, diluted	$98,975	23,059	$4.29

Reclassifications
     Certain reclassifications of previously reported information have been made to conform to the current year presentation.
New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our consolidated financial statements. The adoption of FASB ASC 105 did not impact our financial position or results of operations. Going forward, all reference to GAAP will be terms of the FASB ASC.
     In April 2009, the FASB issued an update to its guidelines in FASB ASC 825, Financial Instruments, relating to disclosures about fair value of financial instruments in both interim and annual financial statements. The guidance was effective for periods ending after June 15, 2009. We have evaluated the updated ASC and have determined that it does not impact our results of operating or financial position, but did result in additional disclosures.
     In May 2009, the FASB issued an update to its guidelines in FASB ASC 855, Subsequent Events, relating to GAAP for the accounting and disclosure surrounding events that occur subsequent to the balance sheet date but prior to the date the financial statements are issued or are available to be issued. The guidance does not significantly change current practice and was effective for interim and annual periods ending after June 15, 2009, applied prospectively. The guidance did not have a material impact on our consolidated financial statements. We evaluated all events or transactions that occurred after December 31, 2009 up through February 26, 2010, and during this period no material subsequent events came to our attention other than the Reorganization (discussed in Note 11) and the February 10, 2010 Norway Supreme Court ruling that said certain 2007 tax legislation was unconstitutional (discussed in Note 7).
     In June 2009, the FASB issued an update to its guidelines in FASB ASC 860, Transfers and Servicing, relating to information requirements about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidelines are effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. We are evaluating the impact, if any, this update will have on our consolidated financial statements.
     In June 2009, the FASB issued an update to its guidelines in FASB ASC 810, Consolidations, relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact, if any, this update will have on our consolidated financial statements.
(2) IMPAIRMENT CHARGE
     In March 2009, we notified a shipyard building three of the vessels in our new build program that they were in default under the construction contract. The default arose as a result of non-performance under the terms of the contract caused by financial difficulties of the shipyard. Construction on these vessels has stopped and we are evaluating our remedies under the contract and under applicable law. We determined that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009 pertaining to the construction in progress related to this contract. That charge represented the full amount of our investment in these vessels. The shipyard building the three vessels is in Chapter 11 bankruptcy proceedings.
(3) RIGDON ACQUISITION
     On July 1, 2008, under the terms of a Membership Interest and Stock Purchase Agreement, we acquired 100% of the membership interests of Rigdon Marine Holdings, L.L.C. and 100% of the outstanding common stock of Rigdon Marine Corporation (“Rigdon Marine”) for consideration of $554.7 million, consisting of $152.6 million in cash and approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $133.2 million, plus the assumption of $268.9 million in debt (the “Rigdon Acquisition”).
     The pro forma effect of the acquisition and the associated financing on the historical results for the twelve month periods ending December 31, 2008 and 2007 are presented in the following table (in thousands, except earnings per share):

	Twelve Months Ended
	December 31,
	2008	2007
Revenue	$466,787	$377,707
Operating income	226,887	154,536
Net income	188,939	98,278
Basic earnings per share	$7.96	$4.38

(4) VESSEL ACQUISITIONS AND DISPOSITIONS
     During 2009 and early 2010, we took delivery of seven of the 12 vessels that were under construction at December 31, 2008. In March 2009, we notified a shipyard building three of the vessels in our new build program that they were in default under the construction contract. Construction on these vessels ceased and in April 2009 we concluded that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009 (See Note 2).
     We recognized a gain on the sale of a vessel of approximately $0.9 million in the second quarter of 2009. This was a special purpose vessel that was not included in our published vessel counts and was located in the North Sea. In 2009, a decision was made to no longer operate an older support vessel, which is located in the North Sea region. Based on that decision the vessel is classified as an asset held for sale and is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2009 in the amount of $2.4 million. In addition, we sold a vessel in March 2009 for approximately $5.1 million and recognized a gain on the sale of approximately $3.2 million. In late February 2009, one of our vessels in Southeast Asia was damaged in a ship fire. Our insurance underwriters deemed the vessel a constructive total loss and a gain on the involuntary conversion of approximately $1.4 million was recognized in the first quarter of 2009 related to this event.
     The following tables illustrate the details of the vessels added, disposed of and classified as held for sale since December 31, 2008.

Vessel Additions Since December 31, 2008
			Year	Length			Month
Vessel	Region	Type (1)	Built	(feet)	BHP (2)	DWT (3)	Delivered
Swordfish	Americas	Crew	2009	176	7,200	314	Feb-09
Sea Cherokee	SEA	AHTS	2009	250	10,700	2,700	Mar-09
Blacktip	Americas	FSV	2009	181	7,200	543	Apr-09
Tiger	Americas	FSV	2009	181	7,200	543	Jul-09
Sea Comanche	SEA	AHTS	2009	250	10,700	2,700	Jul-09
Highland Prince	N. Sea	PSV	2009	284	10,600	4,850	Nov-09
North Purpose	N. Sea	PSV	2010	284	10,600	4,850	Feb-10

1)	AHTS — Anchor handling, towing and supply vessel

FSV — Fast supply vessel

PSV — Platform supply vessel

SpV — Specialty vessel, including towing and oil response

SmAHTS — Small anchor handling, towing and supply vessel

2)	BHP — Breakhorse power

3)	DWT — Deadweight tons

Vessels Disposed of Since December 31, 2008(1)
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Disposed
Highland Sprite	N.Sea	SpV	1986	194	3,590	1,442	Mar-09
Sea Searcher	SEA	SmAHTS	1976	185	3,850	1,215	Mar-09

1)	Does not include the disposition of the Sefton Supporter, a special purpose vessel that was not included in our published vessel counts.

Vessels Held for Sale (Laid Up)
			Year	Length
Vessel	Region	Type	Built	(feet)	BHP	DWT
Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350
Highland Spirit	N. Sea	SpV	1998	202	6,000	1,800

     The following table updates our new build program for the delivery of the seven vessels listed above and eliminates the three vessels under construction involved in the impairment mentioned in Note 2.

Vessels Currently Under Construction
			Expected	Length			Expected
Vessel	Region	Type	Delivery	(feet)	BHP	DWT	Cost
							(millions)
Remontowa 20	TBD	AHTS	Q2 2010	230	10,000	2,150	$26.9
Remontowa 21	TBD	AHTS	Q3 2010	230	10,000	2,150	$26.9
(5) GOODWILL AND INTANGIBLES
     Changes to goodwill are as follows:

	2009	2008	2007
		(In thousands)
Balance, January 1,	$123,981	$34,264	$29,883
Adjustment related to acquisition	—	97,202	—
Impact on foreign currency translation and adjusment	5,868	(7,485)	4,381

Balance, December 31,	$129,849	$123,981	$34,264

     Intangible assets of $30.3 million, including accumulated amortization of $4.3 million, as of December 31, 2009 are recorded at cost and are amortized on a straight-line basis over the years expected to be benefited, currently estimated to be 11 years. Amortization expense related to intangible assets was $2.9 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively. Annual amortization expense related to existing intangible assets for years 2010 through 2014 is expected to be $2.9 million per year.
(6) LONG-TERM DEBT
     Our long-term debt at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(In thousands)
7.75% Senior Notes due 2014	$160,000	$160,000
Facility Agreement	200,000	—
Secured Reducing Revolving Loan Facility	—	84,250
Senior Facility	—	153,035
Subordinated Facility	—	85,000

	$360,000	$482,285

Less: Current maturities of long-term debt	(33,333)	(18,970)
Debt discount, net	(306)	(374)

Total	$326,361	$462,941

     The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2010	$33,333
2011	33,333
2012	133,334
2013	—
2014	160,000

Total	$360,000

Senior Notes
     On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15. The 7.75% senior notes may be called beginning on July 15 of 2010, 2011, and 2012 and thereafter at redemption prices of 102.583%, 101.292%, and 100% of the principal amount, respectively, plus accrued interest.
     At December 31, 2009, we had financial instruments that are potentially sensitive to changes in interest rates including the 7.75% senior notes, which are due July 15, 2014. They have a stated interest rate of 7.75% and an effective interest rate of 7.82%. At December 31, 2009, the fair value of these notes, based on quoted market prices, was approximately $159.6 million, as compared to a carrying amount of $159.6 million.
Facility Agreement
     On December 17, 2009, our wholly-owned subsidiary GulfMark Americas, Inc. (the “Borrower”) entered into a $200.0 million facility agreement (the “Facility Agreement”) with The Royal Bank of Scotland plc (“RBS”). The termination date under the Facility Agreement is December 31, 2012 and amounts borrowed are repayable beginning March 31, 2010 in 11 consecutive quarterly installments of $8.3 million with a final installment of $108.33 million. Loans under the Facility Agreement bear interest at the three month LIBOR rate, plus a margin of 2.5% per annum. The Facility Agreement is secured by certain vessels and GulfMark Management, Inc., the Borrower’s parent, has pledged all of the shares of common stock in the Borrower to the agent, on behalf of the lender, as security for the Facility Agreement.
     The Facility Agreement is secured by certain vessels. We have unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Facility Agreement and other loan documents. Such guarantee also covers obligations of the Borrower arising under any interest rate swap contract and other security documentation related to the Facility Agreement. The collateral that secures the loans under the Facility Agreement will secure all of the Borrower’s obligations under any hedging agreements between the Borrower and RBS.
     The Facility Agreement requires compliance with financial covenants. The Facility Agreement also contains customary representations, warranties and affirmative and negative covenants. As set forth in the Facility Agreement, there are several occurrences that constitute an event of default, including without limitation, defaults on payments of amounts borrowed under the Facility Agreement, defaults on payments of other material indebtedness, bankruptcy or insolvency, a change of control applicable to GulfMark or the Borrower, material unsatisfied judgments, the occurrence of a material adverse change, and other customary events of default. Upon the occurrence of an event of default, RBS may terminate the Facility Agreement, declare that all obligations under the Facility Agreement are due and payable and exercise its rights with respect to the collateral under the Facility Agreement.
     At December 31, 2009, we were in compliance with all covenants, and had $200.0 million borrowed under the facility. At December 31, 2009, the fair value of borrowings under this facility is considered to be book value as the interest is at market rates.
Bank Credit Facilities
     We currently have a $175.0 million Secured Reducing Revolving Loan Facility with a syndicate of financial institutions led by Den Norske Bank, as agent. The multi-currency facility is structured as follows: $25.0 million allocated to GulfMark Offshore, Inc.; $60.0 million allocated to Gulf Offshore N.S. Limited, a U.K. wholly owned subsidiary; $30.0 million allocated to GulfMark Rederi AS, a Norwegian wholly owned subsidiary; and $60.0 million allocated to Gulf Marine Far East Pte Ltd., a wholly owned Singapore subsidiary. The facility matures in 2013 and the maximum availability begins to reduce in increments of $15.2 million every six months beginning in December 2011, with a final reduction of $129.5 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. The Secured Reducing Revolving Loan Facility is subject to financial covenants. At December 31, 2009, we were in compliance with all covenants and had no amounts drawn down under this facility.
$224 Million Senior Secured Credit Facility Agreement (“Senior Facility”) and $85 Million Subordinated Secured Credit Facility Agreement (“Subordinated Facility”)
     The Senior Facility and the Subordinated Facility were terminated and repaid, including accrued interest, on December 17, 2009, with proceeds from the Facility Agreement and cash on hand.
Other Debt
     As part of the Rigdon Acquisition, we acquired an obligation to assume from a bank the debt of an equity method joint venture partner in the event of a default by the joint venture. The maximum potential obligation is $3.5 million.
(7) INCOME TAXES
     The majority of our non-US based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our UK and Norway based vessels are taxed under “tonnage tax” regimes with the UK regime being a ten year election, which we will renew in 2010. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial structures continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions.
     In late 2007, Norway enacted tonnage tax legislation that repealed the previous tonnage tax system which had been in effect from 1996 to 2006, and created a new tonnage tax system from January 2007 forward. Excluding the ten year pay-out described below of Norwegian taxes resulting from the repeal of the pre-2007 tonnage tax law, the tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region. Norway’s 2007 legislation included a requirement to pay the tax on the accumulated untaxed shipping profits as of December 31, 2006 with two-thirds of the liability being payable in equal installments over ten years, while the remaining one-third of the tax liability could be met through qualified environmental expenditures on vessels owned by any of our 90% or greater owned subsidiaries. In January 2009 the Norwegian tax authority announced a change to the environmental fund regulations under which a required fifteen year payment period was abolished with no mandatory time limit on repayment of the environmental portion of the liability and, accordingly, we adjusted the tax liability and recorded a $6.5 million credit in our 2009 tax provision. As of December 31, 2009, a total of $3.1 million has been paid against the original liability, leaving the total U.S. Dollar equivalent of the NOK liability for the repealed Norwegian tonnage tax at $12.2 million. Annually the subsequent year’s cash installment is classified on our balance sheet as current income taxes payable, and the remainder is classified on our balance sheet as other income taxes payable. On February 12, 2010 the Norway Supreme Court ruled the 2007 tax legislation to be unconstitutional retroactive taxation, and Norway’s tax authorities have taken the Court’s decision under review with no guidance to date. Absent any unfavorable position taken by the tax authorities, we would record approximately $15.3 million as a tax benefit in our 2010 tax provision.
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
     U.S. foreign tax credits can be carried forward for ten years. We have $11.8 million of such foreign tax credit carryforwards that begin to expire in 2010. We also have certain foreign net operating loss carryforwards that result in net deferred tax assets of approximately $2.0 million for which we have established a valuation allowance. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made.

     Effective January 1, 2008, Mexico legislated a new revenue based tax, which in effect is an alternative minimum tax payable to the extent that the new revenue based tax exceeds the current income tax liability. These revenue based tax rates are16.5% for 2008, 17% for 2009 and 17.5% for 2010 and beyond. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 — 30%; 2013 — 29%; 2014 and beyond — 28%.
     Income before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S.	$(66,854)	$7,109	$(9,748)
Foreign	115,350	188,418	138,943

	$48,496	$195,527	$129,195

     The components of our tax provision (benefit) attributable to income before income taxes are as follows for the year ended December 31, (in thousands):

	2009				2008				2007
	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total
U.S.	$20	$(2,988)	$(254)	$(3,222)	$432	$2,437	$—	$2,869	$53	$(3,955)	$—	$(3,902)
Foreign	5,223	(5,314)	1,226	$1,135	2,385	981	5,508	8,874	29,814	3,565	743	34,122

	$5,243	$(8,302)	$972	$(2,087)	$2,817	$3,418	$5,508	$11,743	$29,867	$(390)	$743	$30,220

(a)	Income tax effects determined under a more likely than not, or greater than 50% probability, threshold.
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

	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	34.0%
Effect of foreign operations	(36.6)	(29.3)	(10.2)
US state income taxes	4.5	—	—
Valuation allowance	(9.2)	0.5	0.4
Other	1.0	(0.2)	(0.8)

Total	(4.3%)	6.0%	23.4%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets
Accruals currently not deductible for tax purposes	$25,357	$6,166
Net operating loss carryforwards	24,773	30,741
Foreign and other tax credit carryforwards	11,793	6,860

	61,923	43,767
Less valuation allowance	(5,192)	(9,763)

Net deferred tax assets	$56,731	$34,004

Deferred tax liabilities
Depreciation	$(142,674)	$(119,201)
Foreign income not currently recognizable	—	(1,586)
Other	(27,017)	(29,389)

Total deferred tax liabilities	$(169,691)	$(150,176)

Net deferred tax liability	$(112,960)	$(116,172)

     As of December 31, 2009 and 2008, the total net deferred tax liability of $113.0 million and $116.2 million, respectively, is included in non-current liabilities in the consolidated balance sheet. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was a decrease of $4.6 million and an increase of $0.7 million, respectively. As of December 31, 2009, we had net operating loss carryforwards, or NOLs, for income tax purposes totaling $58.9 million in the U.S., $8.7 million in Brazil, $1.6 million in Norway, and $12.1 million in Mexico that are, subject to certain limitations, available to offset future taxable income. The US NOLs, which we expect to fully utilize, will begin to expire beginning in 2027 through 2029. The NOLs in Mexico will begin to expire in 2016, however as a result of the Mexico legislation described above, it is more likely than not that the Mexican NOLs will not be utilized and a $2.7 million valuation allowance has been established for these NOLs. In addition, it is more likely than not that the Norway NOLs will not be utilized and a full valuation allowance has been established for such NOLs. Except for the amounts related to Brazilian temporary differences, it is also more likely than not that the Brazilian NOLs will not be utilized and a $2.0 million valuation allowance has been established for such NOLs. Based on future expected US taxable income, in 2009 we reversed $4.5 million of valuation allowance previously recorded against US foreign tax credits.
     We intend to permanently reinvest a portion of the unremitted earnings of our non-U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $695.5 million at December 31, 2009.
     Based on a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return-, we evaluate and record in certain circumstances n income tax asset/liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions included in other income taxes payable in the consolidated balance sheets and which total $13.3 million at December 31, 2009 and $11.4 million at December 31, 2008.

     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2009	2008
	(in thousands)
Unrecognized tax benefits balance at January 1,	$9,810	$6,803
Gross increases for tax positions taken in prior years	1,265	3,007
Gross decreases for tax positions taken in prior years	(289)	—
Decreases for settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits balance at December 31, 2009	$10,786	$9,810

     We expect a foreign tax examination issue representing approximately $1.6 million of our unrecognized tax benefits as of December 31, 2009 will be settled within twelve months. As of December 31, 2009, we are under tax examination, or may be subject to examination in the U. S. for years after 1998 and in seven major foreign tax jurisdictions with open years for one after 1995, one after 1998, one after 2003, three after 2004 and one after the year 2006.
     We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2009, we had accrued interest and penalties related to unrecognized tax benefits of $9.5 million. The amount of interest and penalties recognized in our tax provision for the year ended December 31, 2009 was $0.9 million.
(8) COMMITMENTS AND CONTINGENCIES
     At December 31, 2009, we had long-term operating leases for office space, automobiles, temporary residences, and office equipment. Aggregate operating lease expense for the years ended December 31, 2009, 2008 and 2007 was $2.0 million, $1.8 million, and $0.09 million, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

Minimum Rental
Year	Commitments
2010	$1,455
2011	1,250
2012	1,135
2013	902
2014	821
Thereafter	1,217

Total	$6,780

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
     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $0.2 million and $0.4 million at December 31, 2009 and 2008, respectively. In addition, in January 2010, we executed a customs bond secured by a letter of credit totaling $19.0 million Trinidad dollars (approximately $3.0 million U.S. Dollars). In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.
     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results will be impacted by the difference, if any, between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause the estimate to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure. We do not believe that the outcome of these matters will have a material adverse effect on our business, financial condition, or results of operations.
(9) EQUITY INCENTIVE PLANS
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
     Under the terms of our 1987 Employee Stock Option Plan, or 1987 Employee Plan, options were granted to employees to purchase our common stock at specified prices. On May 20, 1997, the 1987 Employee Plan expired and, therefore, no additional shares were reserved for granting of options under this plan, and at December 31, 2009, no options remained outstanding under this plan.
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

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise

Outstanding at beginning of year	673,650	$13.94	789,650	$14.33	904,150	$13.63
Granted	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Exercised	216,000	10.09	116,000	16.56	(114,500)	8.78

Outstanding at end of year	457,650	$15.75	673,650	$13.94	789,650	$14.33

Exercisable shares and weighted average exercise price	457,650	$15.75	673,650	$13.94	789,650	$14.33
Shares available for future grants at December 31, 2009:
1993 Non-Employee Director Stock Option Plan	360,000		360,000		360,000
1997 Incentive Equity Plan	806,364		1,084,795		1,218,914
2005 Non-Employee Director Share Incentive Plan	54,600		77,900		99,000

     The following table summarizes information about stock options outstanding at December 31, 2009:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$6.58 to $10.06	90,000	$7.16	0.14 years	90,000	$7.16
$13.10 to $17.44	265,650	$16.55	1.80 years	265,650	$16.55
$19.37 to $21.25	102,000	$21.21	2.37 years	102,000	$21.21

	457,650	$15.75		457,650	$15.75

     Historically, we have used stock options as a long-term incentive for our employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of GAAP no compensation expense has been recognized in the accompanying financial statements for these options. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies-Stock-Based Compensation”.
ESPP
     In May 2002, the shareholders approved our employee stock purchase plan, or ESPP. The ESPP is available to all our U.S. employees and our participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Our U.K. employees are eligible to purchase our stock through the ESPP, which contains certain provisions designed to meet the requirements of the U.K. tax authorities. The benefits available to those employees are substantially similar to those in the U.S. Prior to 2006, these plans were considered non-compensatory and as such, our financial statements did not reflect any related expense through December 31, 2005. However, effective January 1, 2006, we adopted FASB ASC 718, Stock Compensation, and expense these costs as compensation. We have authorized the issuance of up to 400,000 shares of common stock through these plans. At December 31, 2009, there were 261,536 shares remaining in reserve for future issuance. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies — Stock-Based Compensation”.
Executive Deferred Compensation Plan
     We maintain an executive deferred compensation plan, or EDC Plan. Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. At December 31, 2009, a total of $2.4 million had been deferred into the Prime plus 2% portion of the plan.
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
(10) EMPLOYEE BENEFIT PLANS
401(k)
     We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $1.3 million, $0.8 million and $90,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Multi-employer Pension Obligation
     Certain of our subsidiaries participate in an industry-wide, multi-employer, defined benefit pension fund based in the U.K. known as the Merchant Navy Officers Pension Fund (“MNOPF”). The fund has a requirement to perform an actuarial valuation every three years and in December 2009 participants were notified of the preliminary results of the March 31, 2009 actuarial valuation. That preliminary notification indicated that the plan was underfunded by £740 million. The plan trustee has made some assumptions for changes in market conditions since March 31, 2009 and has arrived at an adjusted underfunded amount of £450 million.
     Our responsibility for the plan is less than 1%. Although we intend to take actions to minimize the actual amount finally levied, we accrued approximately $4.1 million in 2009 to reflect this underfunded pension liability.
     There currently is no provision within the MNOPF to refund excess contributions. Therefore, as allowed under the terms of the assessment, we are paying the liability in annual installments to be in a better position should the MNOPF be determined in the future to be overfunded. There is an interest charge for electing to pay in installments. The total amount accrued related to this liability as of December 31, 2009 is $5.9 million.
     Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.
Norwegian Pension Plans
     The Norwegian benefit pension plans include approximately seven of our office employees and 271 seamen and are defined benefit, multiple-employer plans, insured with Nordea Liv. We also have instituted a defined contribution plan in 2008 for shore based personnel that existing personnel could elect to participate in while discontinuing any further obligations in the defined benefit plan. All newly hired shore based personnel are required to join the defined contribution plan. Benefits under the defined benefit plans are based primarily on participants’ years of credited service, wage level at age of retirement and the contribution from the Norwegian National Insurance. A December 31, 2009 measurement date is used for the actuarial computation of the defined benefit pension plans. The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Norwegian defined benefit pension plans (in thousands):

	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of the period	$5,615	$6,707
Benefit periodic cost	698	517
Interest cost	284	229
Benefits paid	(499)	(248)
Actuarial gain/loss	842	(114)
Translation adjustment	1,143	(1,476)

Benefit obligation at year end	$8,083	$5,615

	2009	2008
Change in Plan Assets
Fair value of plan assets at beginning of the period	$3,741	$4,103
Actual return on plan assets	276	185
Contributions	1,116	703
Benefits paid	—	(99)
Administrative fee	(37)	(32)
Actuarial gain/loss	(570)	(216)
Translation adjustment	824	(903)

Fair value of plan assets at end of year	$5,350	$3,741

	2009	2008
Funded status	$2,733	$1,874
Social security	385	286

Net obligation including social security	$3,118	$2,160

     Amounts recognized in the balance sheet consist of (in thousands):

	2009	2008
Deferred costs and other assets	$58	$152
Other liabilities	190	2,312

	2009	2008
Components of Net Period Benefit Cost
Service cost	$647	$517
Interest cost	263	229
Return on plan assets	(276)	(185)
Administrative fee	37	32
National insurance (social security) contribution	117	50
Recognized net actuarial loss	1,337	145

Net periodic benefit cost	$2,125	$788

     The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

	2009	2008
Weighted-average assumptions
Discount rate	4.3%	4.3%
Return on plan assets	5.6%	6.3%
Rate of compensation increase	4.3%	4.5%
     The weighted average assumptions shown above were used for both the determination of net periodic benefit cost, and the determination of benefit obligations as of the measurement date. In determining the weighted average assumptions, the overall market performance and specific historical performance of the investments of the Norwegian pension plan were reviewed. The asset allocations at the measurement date were as follows:

	2009	2008
Equity securities	10%	9%
Debt securities	69%	65%
Property	20%	23%
Other	1%	3%

All asset categories	100%	100%

     The investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.
     The projected benefit obligation and the fair value of plan assets for the Norwegian pension plan were approximately $8.1 million and $5.4 million, respectively for December 31, 2009, and $5.6 million and $3.7 million, respectively for December 31, 2008. We expect to contribute approximately $1.1 million to the Norwegian pension plan in 2010. No plan assets are expected to be returned to us in 2010.
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ended December 31,	Benefit Payments
2010	$344
2011	355
2012	367
2013	379
2014	392

Total	$1,837

(11) STOCKHOLDERS’ EQUITY
Common Stock Issuances
     We have established an Employee Stock Purchase Plan, or ESPP, which provides employees with a means of purchasing our common stock. During 2009, 32,843 shares were issued through the ESPP, generating approximately $0.7 million in proceeds. The provisions of the ESPP are described above in Note 9 in more detail.
     As a result of the Rigdon Acquisition on July 1, 2008, we issued approximately 2.1 million shares of our common stock valued at $133.2 million.
     A total of 326,207 and 159,256 restricted shares of our stock were granted to certain officers and key employees in 2009 and 2008, respectively, pursuant to our 1997 Incentive Equity Plan described above in Note 9, with an aggregate market value of $5.8 million and $7.4 million, respectively, on the grant dates. The restrictions terminate at the end of three years and the value of the restricted shares is being amortized to expense over that period.

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
Subsequent Event-Reorganization
     On February 23, 2010, our stockholders approved a corporate reorganization (the “Reorganization”) and as a result, we have a new Certificate of Incorporation.
     The Certificate of Incorporation created two classes of common stock: Class A and Class B. All existing shares were converted to Class A common stock in the Reorganization. These shares contain restrictions that among other things, limit the maximum permitted percentage of outstanding shares of Class A common stock that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum of 22 percent, collectively, the “Maritime Restrictions”. Any purported transfer that would result in more than 22 percent of the outstanding shares of Class A common stock being owned (of record or beneficially) or controlled by non-U.S. citizens will be void and ineffective. In the event such transfers are unable to be voided, shares in excess of the maximum permitted percentage are subject to automatic sale by a trustee appointed by the Company or, if such sale is ineffective, redemption by the Company. In any event such non-U.S. citizen will not be entitled to any voting, dividend or distribution rights with respect to the excess shares and may be required to disgorge any profits, dividends or distributions received with respect to the excess shares. The Class B shares do not have the Maritime Restrictions noted above.
     The Certificate of Incorporation also authorized 60 million shares of each class of common stock. Pursuant to the Reorganization, the Certificate of Incorporation and the Bylaws of the Company now require that the Chairman of the Board and chief executive officer, by whatever title, must each be U.S. citizens and not more than a minority of the minimum number of directors of the Board of Directors necessary to constitute a quorum of the Board of Directors (or such other portion as the Board of Directors may determine is necessary to comply with the Jones Act) may be non-U.S. citizens so long as shares of New GulfMark Class A common stock remain outstanding.
     Initially, the shares of Class B common stock may only be issued upon conversion of all of the outstanding and treasury shares of our Class A common stock into shares of Class B common stock automatically following a determination by our Board of Directors that either the U.S. ownership requirements of the applicable U.S. maritime and vessel documentation laws are no longer applicable to (or have been amended so that the Maritime Restrictions are no longer necessary) or that the elimination of such restrictions is in the best interests of our stockholders. Upon conversion of the outstanding and treasury shares of Class A common stock into outstanding or treasury shares of Class B common stock, as the case may be, such shares of Class A common stock will be canceled, will no longer be outstanding and will not be reissued. There are currently no shares of Class B common stock outstanding.
     The business, assets, liabilities, directors and executive officers of the Company did not change as a result of the reorganization.
(12) DERIVATIVE FINANCIAL INSTRUMENTS
     Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.

     Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or security on such contracts.
Hedging Strategy
     We are exposed to certain risks relating to our ongoing business operations. As a result, we enter into derivative transactions to manage certain of these exposures that arise in the normal course of business. The primary risks managed by using derivative instruments are foreign currency exchange rate and interest rate risks. Fluctuations in these rates and prices can affect our operating results and financial condition. We manage the exposure to these market risks through operating and financing activities and through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.
     We enter into forward foreign currency contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related new build contract. Any gains or losses resulting from changes in fair value were recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact in the consolidated statements of operations. As of December 31, 2009, only one contract related to an Aker Yard vessel remains.
     We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At December 31, 2009, our interest rate derivative instruments have an outstanding notional amount of $100.0 million and have been designated as cash flow hedges. The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
     During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these contracts at the date of settlement. Unrecognized losses of $4.3 million are recorded as of December 31, 2009 in accumulated OCI related to these interest rate swaps. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.
     The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of December 31 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
Derivatives designated as	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Fair value hedges	$6,886	Fair value hedges	$7,801	Fair value hedges	$6,886	Fair value hedges	$7,801

Interest rate swaps		—		—	Cash flow hedges	6,422	Cash flow hedges	7,982

		$6,886		$7,801		$13,308		$15,783

     The following tables quantify the amount of gain or loss recognized during the year ended December 31 and identify the consolidated statement of operations location:

Amount of Gain or Loss
	Location of Gain or Loss	Recognized in Income on
Derivatives in fair value	Recognized in Income on	Derivative
hedging relationships	Derivative	2009	2008
(in thousands)
Foreign exchange contracts	See note.	$—	$—
Note: Our foreign exchange contracts relate to construction projects. The changes in value are included in construction in progress on the consolidated balance sheet.

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	2009	2008		2009	2008
	(in thousands)			(in thousands)
Interest rate contracts	$1,448	$(6,062)	Interest expense	$(3,976)	$(1,080)
(13) FAIR VALUE MEASUREMENTS
Each asset and liability required to be carried at fair value is classified under one of the following criteria:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
Financial Instruments
     We maintain fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitment under the new build contract. We recognize the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our financial instrument position based upon the forward contract price and the foreign currency exchange rate as of December 31, 2009. At December 31, 2009, the fair value of our derivatives was approximately $6.9 million.
     We also had interest rate swap agreements that hedged the interest rate associated with a portion of the Senior Secured Credit Facility indebtedness. These cash flow hedges fixed the interest rate at 4.725% on approximately $85 million of the Senior Secured Credit Facility. We reported changes in the fair value of these cash flow hedges in accumulated other comprehensive income. For the year ended December 31, 2009, $4.0 million was reclassified from other comprehensive income to interest expense. On December 17, 2009, we entered into a $200.0 million facility agreement and terminated the existing Senior Secured Credit Facility indebtedness and the swaps associated with that debt. As a result we entered into a interest rate swap agreement for approximately $100.0 million of the Facility Agreement indebtedness that has fixed the interest rate at 4.145%. The interest rate swap is accounted for as cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet contains cash flow hedges within other long term liabilities, reflecting the fair value of the interest rate swap which was $6.4 million at December 31, 2009. We expect to reclassify $2.4 million of deferred loss on the current interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of December 31, 2009.
     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value Hedges	$—	$6.9	$—	$6.9
Purchase Commitments	—	(6.9)	—	(6.9)
Cash Flow Hedges	—	(6.4)	—	(6.4)

	$—	$(6.4)	$—	$(6.4)

     The purchase commitments and cash flow hedges are included in other long term liabilities on the balance sheet as of December 31, 2009.
(14) OPERATING SEGMENT INFORMATION
Business Segments
     We operate our business based on geographical locations and maintain the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision-maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under FASB ASC 280, “Segment Reporting”.
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

	North	Southeast
	Sea	Asia	Americas	Other	Total
Year Ended December 31, 2009
Revenue	$165,415	$76,544	$146,912	$—	$388,871
Direct operating expenses	80,854	8,865	76,464	—	$166,183
Drydock expense	6,818	2,095	6,783	—	$15,696
General and administrative expense	10,598	1,841	8,685	22,576	$43,700
Depreciation and amortization	17,186	7,131	27,892	835	$53,044
Impairment Charge	—	—	46,247	—	$46,247
Gain on sale of assets	(4,055)	(1,493)	(4)	—	$(5,552)

Operating income (loss)	$54,014	$58,105	$(19,155)	$(23,411)	$69,553

Total assets	$490,021	$228,945	$742,665	$104,028	$1,565,659
Long-lived assets(a)(b)	$443,598	$202,461	$710,565	$8,115	$1,364,739
Capital expenditures	$44,901	$15,289	$16,820	$428	$77,438

Year Ended December 31, 2008
Revenue	$226,124	$77,851	$107,765	$—	$411,740
Direct operating expenses	86,445	12,509	44,972	—	143,926
Drydock expense	8,237	250	2,832	—	11,319
General and administrative expense	11,414	2,193	6,769	19,867	40,243
Depreciation and amortization	22,623	6,170	14,860	647	44,300
Gain on sale of assets	(29,081)	(5,718)	(12)	—	(34,811)

Operating income (loss)	$126,486	$62,447	$38,344	$(20,514)	$206,763

Total assets	$390,678	$189,472	$730,458	$246,360	$1,556,968
Long-lived assets(a)(b)	$341,553	$159,288	$684,601	$141,208	$1,326,650
Capital expenditures	$23,805	$45,089	$39,733	$1,072	$109,699

Year Ended December 31, 2007
Revenue	$241,664	$41,257	$23,105	$—	$306,026
Direct operating expenses	88,277	6,946	13,163	—	108,386
Drydock expense	10,369	1,832	405	—	12,606
General and administrative expense	12,439	1,118	1,488	17,266	32,311
Depreciation and amortization	24,914	2,657	2,913	139	30,623
Gain on sale of assets	(5,014)	(7,154)	—	(1)	(12,169)

Operating income (loss)	$110,679	$35,858	$5,136	$(17,404)	$134,269

Total assets	$594,779	$117,819	$79,510	$141,904	$934,012
Long-lived assets(a)(b)	$512,230	$104,613	$76,085	$95,338	$788,264
Capital expenditures	$85,781	$50,688	$123	$54,566	$191,158

a)	Goodwill is included in the North Sea and Americas segments.

b)	Most vessels under construction are included in Other until delivered. Revenue, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel. In 2009, we had $106.5 million in revenue and $603.9 million in long-lived assets attributed to business in the United States, our country of domicile. In 2008, we had $72.5 million in revenue and $593.0 million in long-lived assets attributed to the United States.

(15) UNAUDITED QUARTERLY FINANCIAL DATA
     Summarized quarterly financial data for the two years ended December 31, 2009 and 2008 are as follows:

	Quarter
	First	Second	Third	Fourth
		(In thousands, except per share amounts)
2009
Revenue	$108,795	$104,656	$90,764	$84,656
Operating income	1,550	39,040	19,765	9,197
Net income (loss)	14,221	34,923	12,702	(11,263)
Per share (basic)	$0.57	$1.39	$0.50	($0.45)
Per share (diluted)	$0.56	$1.38	$0.50	($0.44)

2008
Revenues	$83,348	$81,893	$124,616	$121,883
Operating income	34,436	46,822	52,391	73,114
Net income	32,264	46,781	45,419	59,320
Per share (basic)	$1.43	$2.06	$1.83	$2.39
Per share (diluted)	$1.40	$2.00	$1.78	$2.35

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
     Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2009, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2009. UHY LLP has issued an opinion on the company’s internal control over financial reporting, a copy of which is included in Part II, Item 8 of this annual report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(3) Exhibits

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010,	Exhibit 10.1 to our Form 8-K filed February 24, 2010

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
between GulfMark Offshore, Inc. (f/K/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014

4.6	Registration Rights Agreement, dated July 1, 2008, among GulfMark Offshore, Inc. and certain of the Rigdon Shareholders	Exhibit 4.5 to our current report on Form 8-K filed on July 7, 2008

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 1998

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.4.2 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 1998

10.13	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A, filed on April 11, 2005

10.14	Form of Restricted Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.1 to our current report on Form 8-K filed on May 18, 2006

10.15	Amendment No. 1 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 4.8.2 to our Registration Statement on Form S-8, Registration No. 333-143258 filed on May 25, 2007

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
10.16	Amendment No. 2 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 10.5 to our Form 8-K filed on October 19, 2009

10.17	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to our Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.18	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document*	Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2001

10.19	Amendment to the GM Offshore, Inc. Executive Nonqualified Excess Plan, effective as of October 14, 2009*	Exhibit 10.8 to our current report on Form 8-K filed on October 19, 2009

10.20	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement*	Exhibit 10.24 to our annual report on Form 10-K for the year ended December 31, 2001

10.21	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.22	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.23	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.24	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.25	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.26	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.27
Dated June 1, 2006, as Amended and Restated by a First Supplemental Agreement dated June 5, 2008, U.S. $25.0 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others
Exhibits 10.24 and 10.25 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.28	U.S. $60.0 Million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.29 to our current report on Form 8-K filed on June 9, 2006

10.29	U.S. $30.0 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.30 to our current report on Form 8-K filed on June 9, 2006

10.30	U.S. $60.0 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Marine Far East Pte. Ltd. And DnB NOR Bank ASA and others dated June 5, 2008	Exhibit 10.26 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.31	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do	Exhibit 10.30 to our annual report on Form 10-K/A for the year ended December 31, 2004

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
Brasil Limitada

10.32	General Form Contract between Keppel Singmarine Pte. Ltd. and GulfMark Offshore, Inc.	Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2005

10.33
Membership Interest and Stock Purchase Agreement among GulfMark Offshore, Inc., Rigdon Marine Corporation, Rigdon Marine Holdings, L.L.C., all the members of Rigdon Marine Holdings, L.L.C., Sherwood Investment, L.L.C., John J. Tennant III Irrevocable Trust, Brian M. Bowman Irrevocable Trust, and Bourbon Offshore, dated May 28, 2008
Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.34	Assignment and Assumption Agreement between GulfMark Offshore, Inc. and GulfMark Management, Inc., dated June 30, 2008	Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.35	Non-Competition and Non-Solicitation Agreement between GulfMark Offshore, Inc. and Larry T. Rigdon, dated July 1, 2008	Exhibit 10.8 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.36	Operating Agreement and By-laws of Jackson Offshore, LLC, by and between Rigdon Marine Corporation, Lee Jackson, and Bourbon Offshore Holdings SAS, dated August 16, 2006	Exhibit 10.9 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.37	Delphin Marine Logistics Limited Joint Venture Agreement, by and between Rigdon Marine Corporation, Mariners Haven Limited and Delphin Marine Logistics Limited, dated February 29, 2008	Exhibit 10.10 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.38
U.S. $200.0 Million Facility Agreement among GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, The Royal Bank of Scotland plc, as arranger, as agent of the Finance Parties and as security trustee for the Secured Parties, and the lenders that are parties thereto, dated December 17, 2009
Exhibit 10.1 to our Form 8-K filed on December 17, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)
By:	/s/ Bruce A. Streeter
Bruce A. Streeter
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 26, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter	Chief Executive Officer, President and Director	February 26, 2010
Bruce A. Streeter	(Principal Executive Officer)

/s/ Quintin V. Kneen	Executive Vice President and Chief Financial Officer	February 26, 2010
Quintin V. Kneen	(Principal Financial Officer)

/s/ Samuel R. Rubio	Vice President, Controller and Chief Accounting Officer	February 26, 2010
Samuel R. Rubio	(Principal Accounting Officer)

/s/ David J. Butters	Director	February 26, 2010
David J. Butters

/s/ Peter I. Bijur	Director	February 26, 2010
Peter I. Bijur

/s/ Brian R. Ford	Director	February 26, 2010
Brian R. Ford

/s/ Louis S. Gimbel, 3rd	Director	February 26, 2010
Louis S. Gimbel 3rd

/s/ Sheldon S. Gordon	Director	February 26, 2010
Sheldon S. Gordon

/s/ Robert B. Millard	Director	February 26, 2010
Robert B. Millard

/s/ Robert T. O’Connell	Director	February 26, 2010
Robert T. O’Connell

/s/ Larry T. Rigdon	Director	February 26, 2010
Larry T. Rigdon

/s/ Rex C. Ross	Director	February 26, 2010
Rex C. Ross

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5
First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/K/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014
Exhibit 10.1 to our Form 8-K filed February 24, 2010

4.6	Registration Rights Agreement, dated July 1, 2008, among GulfMark Offshore, Inc. and certain of the Rigdon Shareholders	Exhibit 4.5 to our current report on Form 8-K filed on July 7, 2008

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 1998

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997	Exhibit 4.4.2 to our Registration Statement on

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
	Incentive Equity Plan*	Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 1998

10.13	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A, filed on April 11, 2005

10.14	Form of Restricted Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.1 to our current report on Form 8-K filed on May 18, 2006

10.15	Amendment No. 1 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 4.8.2 to our Registration Statement on Form S-8, Registration No. 333-143258 filed on May 25, 2007

10.16	Amendment No. 2 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 10.5 to our Form 8-K filed on October 19, 2009

10.17	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to our Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.18	Executive Nonqualified Excess Plan GM Offshore, Inc. Plan Document*	Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2001

10.19	Amendment to the GM Offshore, Inc. Executive Nonqualified Excess Plan, effective as of October 14, 2009*	Exhibit 10.8 to our current report on Form 8-K filed on October 19, 2009

10.20	Form of the Executive Nonqualified Excess Plan GM Offshore, Inc. Initial Salary Deferred Agreement*	Exhibit 10.24 to our annual report on Form 10-K for the year ended December 31, 2001

10.21	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.22	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.23	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.24	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
10.25	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.26	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.27
Dated June 1, 2006, as Amended and Restated by a First Supplemental Agreement dated June 5, 2008, U.S. $25.0 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others
Exhibits 10.24 and 10.25 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.28	U.S. $60.0 Million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.29 to our current report on Form 8-K filed on June 9, 2006

10.29	U.S. $30.0 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.30 to our current report on Form 8-K filed on June 9, 2006

10.30	U.S. $60.0 Million Secured Reducing Revolving Loan Facility Agreement between GulfMark Marine Far East Pte. Ltd. And DnB NOR Bank ASA and others dated June 5, 2008	Exhibit 10.26 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.31	Charter Party dated July 31, 2002 between Enterprise Oil do Brasil Limitada and Gulf Marine [Serviços Maritimos] do Brasil Limitada	Exhibit 10.30 to our annual report on Form 10-K/A for the year ended December 31, 2004

10.32	General Form Contract between Keppel Singmarine Pte. Ltd. and GulfMark Offshore, Inc.	Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2005

10.33
Membership Interest and Stock Purchase Agreement among GulfMark Offshore, Inc., Rigdon Marine Corporation, Rigdon Marine Holdings, L.L.C., all the members of Rigdon Marine Holdings, L.L.C., Sherwood Investment, L.L.C., John J. Tennant III Irrevocable Trust, Brian M. Bowman Irrevocable Trust, and Bourbon Offshore, dated May 28, 2008
Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.34	Assignment and Assumption Agreement between GulfMark Offshore, Inc. and GulfMark Management, Inc., dated June 30, 2008	Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.35	Non-Competition and Non-Solicitation Agreement between GulfMark Offshore, Inc. and Larry T. Rigdon, dated July 1, 2008	Exhibit 10.8 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.36	Operating Agreement and By-laws of Jackson Offshore, LLC, by and between Rigdon Marine Corporation, Lee Jackson, and Bourbon Offshore Holdings SAS, dated August 16, 2006	Exhibit 10.9 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.37	Delphin Marine Logistics Limited Joint Venture Agreement, by and between Rigdon Marine Corporation, Mariners Haven Limited and Delphin Marine Logistics Limited, dated February 29, 2008	Exhibit 10.10 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.38	U.S. $200.0 Million Facility Agreement among GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as	Exhibit 10.1 to our Form 8-K filed on December 17, 2009

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

guarantor, The Royal Bank of Scotland plc, as arranger, as agent of the Finance Parties and as security trustee for the Secured Parties, and the lenders that are parties thereto, dated December 17, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith