Form 10-Q
period 2010-03-31
GULFMARK OFFSHORE INC
filed 2010-05-03
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
GULFMARK OFFSHORE, INC.
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
YES ☐     NO ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒
          Number of shares of Common Stock, $0.01 Par Value, outstanding as of April 30, 2010: 26,184,419.
(Exhibit Index Located on Page 24)

GulfMark Offshore, Inc.
Index

			Page
			Number
Part I.	Financial Information
	Item 1	Financial Statements	3
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statement of Stockholders’ Equity	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to the Condensed Consolidated Financial Statements	7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
	Item 4	Controls and Procedures	22
Part II.	Other Information
	Item 6	Exhibits	23
	Signatures		23
	Exhibit Index		24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$48,227	$92,079
Trade accounts receivable, net of allowance for doubtful accounts of $645 and $334, respectively	76,069	76,554
Other accounts receivable	3,736	4,235
Prepaid expenses and other current assets	12,145	12,206

Total current assets	140,177	185,074

Vessels and equipment at cost, net of accumulated depreciation of $244,030 and $239,518, respectively	1,169,179	1,164,067
Construction in progress	54,921	40,349
Goodwill	129,023	129,849
Fair value hedges	-	6,886
Intangibles, net of accumulated amortization of $5,046 and $4,325, respectively	29,552	30,273
Deferred costs and other assets, net	8,109	9,161

Total assets	$1,530,961	$1,565,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$33,333
Accounts payable	21,243	19,519
Income taxes payable	2,405	3,368
Accrued personnel costs	22,661	26,312
Accrued interest expense	2,658	5,966
Other accrued liabilities	10,313	8,535

Total current liabilities	92,613	97,033

Long-term debt	318,044	326,361
Long-term income taxes:
Deferred tax liabilities	110,965	112,960
Other income taxes payable	13,178	24,029
Fair value hedges	-	6,886
Cash flow hedges	6,987	6,422
Other liabilities	4,222	4,500
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,164 and 25,906 shares issued and 25,927 and 25,697 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	257	255
Additional paid-in capital	364,205	362,022
Retained earnings	592,756	571,213
Accumulated other comprehensive income	27,968	54,005
Treasury stock, at cost	(6,719)	(5,865)
Deferred compensation expense	6,485	5,838

Total stockholders’ equity	984,952	987,468

Total liabilities and stockholders’ equity	$1,530,961	$1,565,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2010	2009
	(In thousands, except per share amounts)
Revenue	$84,651	$108,795
Costs and expenses:
Direct operating expenses	43,069	40,482
Drydock expense	6,964	2,238
General and administrative expenses	11,731	10,540
Depreciation and amortization	13,975	12,370
Gain on sale and involuntary disposal of assets	-	(4,632)
Impairment charge	-	46,247

Total costs and expenses	75,739	107,245

Operating income	8,912	1,550

Other income (expense):
Interest expense	(4,989)	(5,137)
Interest income	105	60
Foreign currency gain (loss) and other	1,781	(2,206)

Total other expense	(3,103)	(7,283)

Income (loss) before income taxes	5,809	(5,733)
Income tax benefit	15,734	19,954

Net income	$21,543	$14,221

Earnings per share:
Basic	$0.85	$0.57
Diluted	$0.84	$0.56
Weighted average shares outstanding:
Basic	25,394	24,978
Diluted	25,544	25,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010

							Deferred
		Additional		Accumulated Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Treasury Stock		Expense	Equity
						Share
					Shares	Value
	(In thousands)

Balance at December 31, 2009	$255	$362,022	$571,213	$54,005	(209)	$(5,865)	$5,838	$987,468
Net income	-	-	21,543	-	-	-	-	21,543
Issuance of common stock	1	3,145	-	-	-	-	-	3,146
Exercise of stock options	1	643	-	-	-	-	-	644
Deferred compensation plan	-	(1,605)	-	-	(28)	(854)	647	(1,812)
Unrealized loss on cash flow hedges, net of tax	-	-	-	(555)	-	-	-	(555)
Translation adjustment	-	-	-	(25,482)	-	-	-	(25,482)

Balance at March 31, 2010	$257	$364,205	$592,756	$27,968	(237)	$(6,719)	$6,485	$984,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$21,543	$14,221
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization	13,975	12,370
Gain on sale of assets	-	(4,632)
Impairment charge on assets under construction	-	46,247
Amortization of stock based compensation	1,273	1,660
Amortization of deferred financing costs on debt	400	176
Adjustment for doubtful accounts receivable, net of write-offs	322	390
Deferred income tax benefit	(1,485)	(16,021)
Foreign currency transaction (gain) loss	(1,615)	3,272
Change in operating assets and liabilities:
Accounts receivable	(1,096)	(2,901)
Prepaids and other	(121)	(7,134)
Accounts payable	2,259	2,023
Accrued liabilities and other	(13,520)	(12,621)

Net cash provided by operating activities	21,935	37,050
Cash flows from investing activities:
Purchases of vessels and equipment	(55,430)	(22,360)
Proceeds from disposition of vessels and equipment	257	5,114

Net cash used in investing activities	(55,173)	(17,246)
Cash flows from financing activities:
Repayments of debt	(8,333)	(4,742)
Debt refinancing cost	(2,000)	-
Proceeds from exercise of stock options	644	524
Proceeds from issuance of stock	247	283

Net cash used in financing activities	(9,442)	(3,935)
Effect of exchange rate changes on cash	(1,172)	(220)

Net increase (decrease) in cash and cash equivalents	(43,852)	15,649
Cash and cash equivalents at beginning of the period	92,079	100,761

Cash and cash equivalents at end of period	$48,227	$116,410

Supplemental cash flow information:
Interest paid, net of interest capitalized	$7,200	$8,044
Income taxes paid, net	302	655
The accompanying notes are an integral part of these condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)      GENERAL INFORMATION
          The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries and predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009.
          In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.
          We evaluated all events or transactions that occurred after March 31, 2010 and no material subsequent events came to our attention.
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
          Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Earnings per share, basic	$21,543	25,394	$0.85	$14,221	24,978	$0.57
Dilutive effect of common stock options and unvested restricted stock	-	150	(0.01)	-	212	(0.01)

Earnings per share, diluted	$21,543	25,544	$0.84	$14,221	25,190	$0.56

(2)      COMPREHENSIVE INCOME (LOSS)
          The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income	$21,543	$14,221
Comprehensive income:
Unrealized gain (loss) on cash flow hedge	(555)	700
Foreign currency translation	(25,482)	960

Total comprehensive income (loss)	$(4,494)	$15,881

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
(4)      VESSEL ACQUISITIONS AND DISPOSITIONS
          During the first quarter of 2010, we took delivery of one vessel that was under construction at December 31, 2009. We currently have two vessels under construction that are due to be delivered in the second and third quarters of 2010.
          The following tables illustrate the details of the vessels added and updates activity in our new build program since December 31, 2009.

Vessel Additions
			Year	Length			Month
Vessel	Region	Type (1)	Built	(feet)	BHP (2)	DWT (3)	Delivered

North Purpose	N. Sea	PSV	2010	284	10,600	4,850	Feb-10

Vessels Currently Under Construction
			Expected	Length			Expected
Vessel	Region	Type(1)	Delivery	(feet)	BHP(2)	DWT(3)	Cost
							(millions)
Remontowa 20	TBD	AHTS	Q2 2010	230	10,000	2,150	$26.9
Remontowa 21	TBD	AHTS	Q3 2010	230	10,000	2,150	$26.9

(1)	AHTS - Anchor handling, towing and supply vessel

FSV - Fast supply vessel

PSV - Platform supply vessel

SpV - Specialty vessel, including towing and oil response

SmAHTS - Small anchor handling, towing and supply vessel

(2)	BHP - Breakhorse power

(3)	DWT - Deadweight tons
          Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2010 and 2009, $0.7 million and $1.3 million, respectively, were capitalized.
(5)      INCOME TAXES
          We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these earnings. Our overall tax provision is affected by the mix of our operations within various taxing jurisdictions; accordingly, there is limited correlation between income before income taxes and the income tax provision or benefit. The majority of our non-US based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our United Kingdom (“UK”) and Norway based vessels are taxed under “tonnage tax” regimes with the UK regime being a ten year election, which we will renew in 2010. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial structures continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. During the three months ended March 31, 2010, our income was derived principally from lower tax jurisdictions.
          As previously announced, in February 2010 the Norwegian Supreme Court ruled unconstitutional the 2007 legislation to begin taxing previously untaxed pre-2007 tonnage tax profits. This decision is a change in tax law and, accordingly, we recorded a $15.0 million discrete tax benefit in our tax provision for the quarter ended March 31, 2010 to reflect the elimination of this previously recorded income tax liability. Norway’s Ministry of Finance (“MoF”) has publicly stated that new legislation regarding pre-2007 tonnage tax profits will be forthcoming as part of Norway’s revised 2010 budget process, which is projected to be finalized and become law in the second quarter of 2010. At that time we expect that we may have to record a deferred income tax liability.
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

          Our income tax expense for the first quarter of 2010, including the $15.0 million Norwegian tax reversal, was a benefit of $15.7 million. Excluding unusual items, we recorded a tax benefit of $0.5 million, and this results in a beneficial effective tax rate of 9.4%. This compares to a 6.3% effective tax rate provision in the first quarter of 2009 (also excluding unusual items). The decrease in the effective tax rate from the prior year is a result of the decrease in profitability in the higher tax rate jurisdictions in which we operate. Since the first quarter of 2009, pre-tax income has decreased substantially in the U.S., and this resulted in a lower overall effective tax rate.
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
(7)      DERIVATIVE FINANCIAL INSTRUMENTS
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
          We periodically enter into forward foreign currency contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related new build contract. Any gains or losses resulting from changes in fair value are recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact in the consolidated statements of operations. As of March 31, 2010, no contracts related to our Aker Yard vessel remain.
          We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At March 31, 2010, our interest rate derivative instruments have an outstanding notional amount of $100.0 million and have been designated as cash flow hedges. The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
          During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these contracts at the date of settlement. Unrecognized losses of $3.6 million are recorded as of March 31, 2010 in accumulated OCI related to these interest rate swaps. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.
          The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
Derivatives designed as	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet
hedging instruments	Location	Value	Location	Value	Location	Value	Location	Fair Value

Foreign exchange contract	Fair Value Hedges	$-	Fair Value Hedges	$6,886	Fair Value Hedges	$-	Fair Value Hedges	$6,886

Interest rate swaps		-		-	Cash flow hedges	6,987	Cash flow hedges	6,422

		$-		$6,886		$6,987		$13,308

          The following tables quantify the amount of gain or loss recognized during the quarters ended March 31, and identify the consolidated statement of operations location:

	Location of Gain or Loss	Amount of Gain or Loss
Derivatives in fair value	Recognized in Income on	Recognized in Income on
hedging relationships	Derivative	Derivative
		2010	2009
(in thousands)
Foreign exchange contracts	See note.	$-	$-
Note: Our foreign exchange contracts relate to construction projects.
  The changes in value are included in construction in progress on the consolidated balance sheet.

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Interest rate contracts	$(1,650)	$(700)	Interest expense	$(660)	$(1,023)
(8)      FAIR VALUE MEASUREMENTS
          Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1:	Quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs that are not corroborated by market data
Financial Instruments
          At December 31, 2009, we maintained fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts were designated as fair value hedges and were highly effective, as the terms of the forward contracts were the same as the purchase commitment under the new build contract. We recognized the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our financial instrument position based upon the forward contract price and the foreign currency exchange rate as of December 31, 2009. We took delivery of the new build vessel associated with the contract in the first quarter of 2010 and settled the contracts. At March, 31, 2010, the fair value of our derivatives was approximately $7.0 million.
          On December 17, 2009, we entered into a $200.0 million facility agreement. Concurrently, we entered into an interest rate swap agreement for approximately $100.0 million of the Facility Agreement indebtedness that has fixed the interest rate at 4.145%. The interest rate swap is accounted for as cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet contains cash flow hedges within other long term liabilities, reflecting the fair value of the interest rate swap which was $7.0 million at March 31, 2010. We expect to reclassify $2.6 million of deferred loss on the current interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of March 31, 2010.
          The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$-	$(7.0)	$-	$(7.0)

          The purchase commitments and cash flow hedges are included in other long term liabilities on the balance sheet as of March 31, 2010.
(9)      NEW ACCOUNTING PRONOUNCEMENTS
          We adopted the following new accounting standards during the quarter ended March 31, 2010 and the impact of such adoption, if applicable, has been presented in the accompanying condensed consolidated financial statements.
          In January 2010, the FASB issued an update to its guidelines in FASB ASC 820, “Fair Value Measurements and Disclosures”, relating to improving disclosures about fair value measurements, including the fair value measurement of liabilities. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009. We have evaluated the updated ASC and have determined that it does not impact our results of operations or financial position.
          In June 2009, the FASB issued an update to its guidelines in FASB ASC 810, “Consolidations”, relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance is effective for fiscal years beginning after November 15, 2009. We have evaluated the updated ASC and have determined that it does not impact our results of operations or financial position.
          In December 2009, the FASB issued an update to its guidelines in FASB ASC 860, “Transfers and Servicing”, relating to information requirements about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new guidelines are effective for fiscal years beginning after November 15, 2009. We have evaluated the updated ASC and have determined that it does not impact our results of operations or financial position.
          In April 2009, the FASB issued an update to its guidelines in FASB ASC 825, “Financial Instruments”, relating to disclosures about fair value of financial instruments in both interim and annual financial statements. The guidance was effective for periods ending after

June 15, 2009. We have evaluated the updated ASC and have determined that it does not impact our results of operations or financial position.
(10)   OPERATING SEGMENT INFORMATION
          We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280, “Segment Reporting”. Our management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table, and detailed discussions below.

Operating Income (Loss) by Operating Segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2010
Revenue	$35,275	$15,827	$33,549	$-	$84,651
Direct operating expenses	20,169	2,324	20,576	-	43,069
Drydock expense	2,030	1,945	2,989	-	6,964
General and administrative	2,820	599	2,187	6,125	11,731
Depreciation expense	4,660	1,965	7,128	222	13,975

Operating income (loss)	$5,596	$8,994	$669	$(6,347)	$8,912

Quarter Ended March 31, 2009
Revenue	$43,911	$17,669	$47,215	$-	$108,795
Direct operating expenses	19,457	1,998	19,027	-	40,482
Drydock expense	1,660	560	18	-	2,238
General and administrative	2,492	833	2,109	5,106	10,540
Depreciation expense	4,006	1,559	6,619	186	12,370
Gain on sale of assets	(3,189)	(1,438)	(5)	-	(4,632)
Impairment charge	-	-	46,247	-	46,247

Operating income (loss)	$19,485	$14,157	$(26,800)	$(5,292)	$1,550

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate a fleet of 87 offshore support vessels in the following regions: 37 vessels in the North Sea, 13 vessels offshore Southeast Asia, and 37 vessels in the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification offshore support vessel fleets and our owned vessels (excluding specialty vessels) have an average age of approximately eight years.
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
          The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels during the summer months, from April to August, and at their lowest levels during the winter, from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. We have historically, to the extent possible, accomplished the majority of our regulatory drydocks during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods. When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers have and will continue to influence the timing of drydocks throughout the year. During the first quarter of 2010, we completed 205 drydock days, compared to 85 drydock days completed in the same quarter last year.
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
Critical Accounting Policies
          There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009.
Goodwill
          Our goodwill consists of $98 million related to an acquisition in our Americas region and $31 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually, for goodwill. Impairment testing on goodwill is performed on a reporting-segment basis where the goodwill is recorded.
          As a result of our 2009 annual impairment testing, we determined that the Americas region, which includes operations in the U.S. Gulf of Mexico, is vulnerable to a potential goodwill impairment due to its fair market value being dependent on higher future domestic natural gas prices. Natural gas prices have been below recent historical averages and this has given us concern as to whether our future domestic natural gas price assumptions will require revision in the future. The decrease in natural gas prices over the past year has resulted in a substantial decrease in the amount of revenue generated by this region, which has significantly reduced the profitability of this region. In the first quarter of 2010, we reviewed our assumptions and performed the goodwill impairment test for the Americas region and the results indicated no impairment existed; however, due to our concern we will continue to assess goodwill for impairment in each quarter of 2010.
Results of Operations
          The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended
	March 31,
	2010	2009

Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$35,275	$43,911
Southeast Asia Based Fleet	15,827	17,669
Americas Based Fleet	33,549	47,215

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$16,771	$21,073
Southeast Asia Based Fleet	18,039	20,699
Americas Based Fleet	13,362	17,302

Overall Utilization (a) (b):
North Sea Based Fleet	90.2%	84.5%
Southeast Asia Based Fleet	83.1%	87.2%
Americas Based Fleet	79.8%	92.9%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.3	25.9
Southeast Asia Based Fleet	12.0	11.2
Americas Based Fleet	36.0	33.2

Total	73.3	70.3

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)
Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2010	2009
	1 US$ =

GBP	0.641	0.696
NOK	5.862	6.858
Euro	0.723	0.766

(d)
Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009
          For the quarter ended March 31, 2010, we had net income of $21.5 million, or $0.84 per diluted share, on revenues of $84.7 million. In comparison, for the same period in 2009, net income was $14.2 million, or $0.56 per diluted share, on revenues of $108.8 million.

          Our revenues for the quarter ended March 31, 2010, decreased $24.1 million, or 22%, compared to the first quarter of 2009. The decrease in revenue was due mainly to the overall decrease in day rates from $19,151 in the first quarter of 2009 to $15,385 in the current year quarter offset by the effect of the weakening of the U.S. Dollar, the combination of which negatively impacted revenue by $24.5 million. In addition, overall utilization decreased from 88.9% in the first quarter of 2009 to 83.9% in the current year quarter, which decreased revenue by $5.3 million. Capacity related to the effect of vessels added in 2009 and the vessel added in 2010 increased revenue by $5.7 million.
          Operating income increased $7.4 million compared with the first quarter of 2009. The 2009 first quarter included a $46.2 million impairment charge resulting from a shipyard defaulting on the construction of three vessels. Operating income excluding the charge would have been $47.8 million for the quarter compared to $8.9 million in the first quarter of 2010. The decrease, excluding the impairment charge, is due primarily to lower revenue but is also affected by increased direct operating, drydock and depreciation expenses. General and administrative expense increased from $10.5 million in the first quarter of 2009 to $11.7 million in the current year quarter, due primarily to higher salaries and benefits and higher professional fees.
North Sea
          Revenues in the North Sea region, compared to the first quarter of 2009 decreased by $8.6 million, or 20%, to $35.3 million in the first quarter of 2010. This decrease was primarily a result of the decrease in day rates from $21,073 in the prior year quarter to $16,771 in the first quarter of 2010 offset by the effect of the weakening of the U.S. Dollar, the combination of which contributed $12.5 million to the decrease in revenue. The region did experience an increase in capacity resulting primarily from the effect of the addition of a vessel in late 2009 and the addition of a vessel in the first quarter of 2010 which increased revenue by $1.7 million. Utilization increased from 84.5% in the first quarter of 2009 to 90.2% in the first quarter of 2010 resulting in increased revenue of $2.2 million. Operating income decreased $13.9 million from the prior year quarter, due primarily to the decrease in revenue and the decrease on the gain on sale of assets. In addition, direct operating expenses increased by $0.7 million due primarily to the addition of the new vessels. Drydock expense also increased by $0.4 million due to higher cost per drydock day. Depreciation expense also increased by $0.7 million resulting primarily from the new additions. General and administrative expense in the first quarter of 2010 was $2.8 million compared to $2.5 million in the prior year quarter.
Southeast Asia
          Revenues for the Southeast Asia based fleet decreased by $1.8 million, or 10%, to $15.8 million in the first quarter of 2010, compared to the same 2009 quarter, primarily resulting from a decrease in day rates from $20,699 in 2009 to $18,039 in the current year quarter, which decreased revenue by $2.9 million. Revenue was positively impacted by $2.9 million due to the increase in capacity resulting from the effect of the two vessels added in 2009. Utilization for the first quarter of 2009 was 87.2% compared to the current quarter of 83.1%, which negatively impacted revenue by $1.8 million. Operating income for the region was $9.0 million in the first quarter of 2010 compared to $14.2 million in the same 2009 quarter. The decrease is due mainly to the decrease in revenue coupled with an increase in drydock expense totaling $1.4 million and the decrease on the gain on sale of assets totaling $1.4 million. General and administrative expense was $0.6 million in the first quarter of 2010 compared to $0.8 million in the first quarter of 2009. The decrease is due mainly to the collection of a previously reserved bad debt receivable.

Americas
          The Americas region revenues decreased by $13.7 million, or 29%, in the first quarter of 2010, compared to the first quarter of 2009. The decrease in revenue is due primarily to the decreased day rates from $17,302 in the first quarter of 2009 to $13,362 in 2010, which contributed $9.1 million to the decrease in revenue. Utilization also decreased from 92.9% in the first quarter of 2009 to 79.8% in the first quarter of 2010 contributing $5.6 million to the decrease in revenue. The capacity effect of the vessels added in 2009 increased revenue by $1.1 million. Operating income for the first quarter of 2010 was $0.7 million compared to a quarter loss of $26.8 million in the same period of 2009. The 2009 loss included the $46.2 million impairment previously discussed. Excluding the impairment, the 2009 first quarter operating income was $19.4 million and the decrease in operating income is largely attributable to the lower revenues. Direct operating expense was higher by $1.5 million due primarily to higher salaries and benefits and unexpected major repairs. Depreciation expense increased $0.5 million quarter over quarter resulting from the new vessel additions. Drydock expense was higher by $3.0 million as we experienced 94 drydock days in 2010 compared to zero days in 2009. General and administrative expense increased slightly.
Other
          Other expenses in the first quarter of 2010 decreased by $4.2 million compared to the prior year quarter resulting primarily from positive foreign currency exchange effects, and the decrease in interest expense.
Tax Rate
          Our income tax expense for the first quarter of 2010, including the $15.0 million Norwegian tax reversal, was a benefit of $15.7 million. Excluding unusual items, we recorded a tax benefit of $0.5 million, and this results in a beneficial effective tax rate of 9.4%. This compares to a 6.3% effective tax rate provision in the first quarter of 2009 (also excluding unusual items). The decrease in the effective tax rate from the prior year is a result of the decrease in profitability in the higher tax rate jurisdictions in which we operate. Since the first quarter of 2009, pre-tax income has decreased substantially in the U.S., and this resulted in a lower overall effective tax rate.
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
          Net working capital at March 31, 2010, was $47.6 million, including $48.2 million in cash. Net cash provided by operating activities was $21.9 million for the three months ended March 31, 2009. Net cash used in investing activities was $55.2 million. Net cash used in financing activities was $9.4 million.

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

	Three Months Ended
	March 31,
	2010	2009
	1 US$ =

GBP	0.641	0.696
NOK	5.862	6.858
Euro	0.723	0.766
          Our North Sea based fleet generated $35.3 million in revenue and $5.6 million in operating income for the three months ended March 31, 2010.
          Reflected in the accompanying balance sheet as of March 31, 2010, is a $25.5 million accumulated other comprehensive income charge that fluctuates based on differences in foreign currency exchange rates as of each balance sheet date compared to the exchange rates when we invested capital in these markets. Also included in accumulated other comprehensive income was a loss of $0.6 million related to our cash flow hedges. Changes in the other comprehensive income are non-cash items that are primarily attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.
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

          One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations with regards to our revenue and costs of operations. We periodically enter into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel construction payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. As of February 2010, we had taken delivery of the new build vessels and had terminated the associated foreign currency contracts.
          We also have an interest rate swap agreement for a portion of the Facility Agreement that has fixed the interest rate at 4.145% on $100.0 million of the Facility. The interest rate swap is accounted for as a cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet also contains “cash flow hedges”, in the liability section reflecting the fair value of the interest rate swap which was $7.0 million at March 31, 2010. For the three months ended March 31, 2010, a loss of $0.7 million has been reclassified from other comprehensive income to interest expense. We expect to reclassify $2.6 million of deferred loss on the interest rate swaps to interest expense during the next 12 months.
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
Forward-Looking Statements
          This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:
•	operational risk,

•	catastrophic or adverse sea or weather conditions,

•	dependence on the oil and gas industry,

•	oil and natural gas prices,

•	delay or cost overruns on construction projects or insolvency of shipbuilders,

•	lack of shipyard or equipment availability,

•	ongoing capital expenditure requirements,

•	uncertainties surrounding environmental and government regulation,

•	risks related to compliance with the Jones Act,

•	risks relating to leverage,

•	risks of foreign operations,

•	risk of war, sabotage, piracy or terrorism,

•	assumptions concerning competition,

•	risks of currency fluctuations, and

•	other matters.
          These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Form 10-K for the year ended December 31, 2009, filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.
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
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
          Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of March 31, 2010, the fair value of these notes, based on quoted market prices, was approximately $160.6 million compared to a carrying amount of $159.7 million.
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
          As of December 31, 2009, our management determined that our internal controls over financial reporting were effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2009, has been audited by UHY LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2009 filed with the SEC.
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

Quintin V. Kneen
Executive Vice President
and Chief Financial Officer

Date: May 3, 2010

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
Exhibits	Description	from the
Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our Form 8-K filed February 24, 2010

10.1	Amendment No. 1 to the GulfMark Offshore, Inc. Employee Stock Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 23, 2010

10.2	Amendment No. 3 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan	Exhibit 10.2 to our Form 8-K filed on March 23, 2010

10.3	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan: Stock Award Agreement	Exhibit 10.3 to our Form 8-K filed on March 23, 2010

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101
The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
Filed herewith