Form 10-Q
period 2010-06-30
GULFMARK OFFSHORE INC
filed 2010-07-29
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
GULFMARK OFFSHORE, INC.
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
YES ☐       NO ☒
     Number of shares of Class A Common Stock, $0.01 par value, outstanding as of July 28, 2010: 26,211,461
(Exhibit Index Located on Page 26)

GulfMark Offshore, Inc.
Index

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009

	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$49,794	$92,079
Trade accounts receivable, net of allowance for doubtful accounts of $1,254 in 2010 and $334 in 2009	76,129	76,554
Other accounts receivable	4,670	4,235
Prepaid expenses and other	21,923	12,206

Total current assets	152,516	185,074

Vessels and equipment at cost, net of accumulated depreciation of $249,091 in 2010 and $239,518 in 2009	1,165,956	1,164,067
Construction in progress	30,215	40,349
Goodwill	28,571	129,849
Fair value hedges	-	6,886
Intangibles, net of accumulated amortization of $5,766 in 2010 and $4,325 in 2009	28,832	30,273
Deferred costs and other assets	7,141	9,161

Total assets	$1,413,231	$1,565,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$33,333
Accounts payable	17,697	19,519
Income taxes payable	1,921	3,368
Accrued personnel costs	24,165	26,312
Accrued interest expense	5,758	5,966
Other accrued liabilities	11,183	8,535

Total current liabilities	94,057	97,033

Long-term debt	309,728	326,361
Long-term income taxes:
Deferred tax liabilities	109,060	112,960
Other income taxes payable	17,019	24,029
Fair value hedges	-	6,886
Cash flow hedges	7,565	6,422
Other liabilities	3,878	4,500
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,211 and 25,906 shares issued and 25,933 and 25,697 outstanding, respectively; Class B Common Stock $.01 par value; 60,000 shares authorized; no shares issued	258	255
Additional paid-in capital	366,332	362,022
Retained earnings	502,025	571,213
Accumulated other comprehensive income	3,693	54,005
Treasury stock, at cost	(6,977)	(5,865)
Deferred compensation expense	6,593	5,838

Total stockholders’ equity	871,924	987,468

Total liabilities and stockholders’ equity	$1,413,231	$1,565,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands except per share amounts)
Revenue	$92,782	$104,656	$177,433	$213,451
Costs and expenses:
Direct operating expenses	42,658	39,132	85,727	79,614
Drydock expense	6,159	2,642	13,123	4,880
General and administrative expenses	11,456	11,565	23,187	22,105
Depreciation and amortization	13,977	13,146	27,952	25,516
(Gain) loss on sale and involuntary disposal of assets	106	(869)	106	(5,501)
Impairment charge	97,665	-	97,665	46,247

Total costs and expenses	172,021	65,616	247,760	172,861

Operating income (loss)	(79,239)	39,040	(70,327)	40,590

Other income (expense):
Interest expense	(5,062)	(4,946)	(10,051)	(10,083)
Interest income	37	76	142	136
Foreign currency gain (loss) and other	(1,020)	790	761	(1,416)

Total other expense	(6,045)	(4,080)	(9,148)	(11,363)

Income (loss) before income taxes	(85,284)	34,960	(79,475)	29,227
Income tax (provision) benefit	(5,447)	(37)	10,287	19,917

Net income (loss)	$(90,731)	$34,923	$(69,188)	$49,144

Earnings (loss) per share:
Basic	($3.55)	$1.39	($2.72)	$1.96

Diluted	($3.55)	$1.38	($2.72)	$1.94

Weighted average shares outstanding:
Basic	25,546	25,132	25,470	25,055

Diluted	25,546	25,362	25,470	25,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010

				Accumulated			Deferred
		Additional		Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Treasury Stock		Expense	Equity
						Share
					Shares	Value
	(In thousands)
Balance at December 31, 2009	$255	$362,022	$571,213	$54,005	(209)	$(5,865)	$5,838	$987,468
Net loss	-	-	(69,188)	-	-	-	-	(69,188)
Issuance of common stock	2	5,022	-	-	-	-	-	5,024
Exercise of stock options	1	1,068	-	-	-	-	-	1,069
Deferred compensation plan	-	(1,780)	-	-	(40)	(1,112)	755	(2,137)
Unrealized gain on cash flow hedges	-	-	-	(1,018)	-	-	-	(1,018)
Translation adjustment	-	-	-	(49,294)	-	-	-	(49,294)

Balance at June 30, 2010	$258	$366,332	$502,025	$3,693	(249)	$(6,977)	$6,593	$871,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(69,188)	$49,144
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,952	25,516
(Gain) loss on sale and involuntary disposal of assets	106	(5,501)
Impairment charge	97,665	46,247
Stock based compensation	2,864	4,439
Amortization of deferred financing costs on debt	799	352
Adjustment for doubtful accounts receivable, net of write-offs	939	378
Deferred income tax benefit	(2,861)	(23,600)
Foreign currency transaction loss	675	1,736
Change in operating assets and liabilities:
Accounts receivable	(3,725)	7,197
Prepaids and other	(4,541)	(4,407)
Accounts payable	(807)	(1,970)
Accrued liabilities and other	(10,495)	(8,308)

Net cash provided by operating activities	39,383	91,223
Cash flows from investing activities:
Purchases of vessels and equipment	(63,179)	(28,778)
Proceeds from disposition of assets	890	8,410

Net cash used in investing activities	(62,289)	(20,368)
Cash flows from financing activities:
Repayments of debt	(16,667)	(13,735)
Debt refinancing cost	(2,000)	—
Proceeds from exercise of stock options	1,069	693
Proceeds from issuance of stock	369	450

Net cash used in financing activities	(17,229)	(12,592)
Effect of exchange rate changes on cash	(2,150)	6,912

Net increase (decrease) in cash and cash equivalents	(42,285)	65,175
Cash and cash equivalents at beginning of the period	92,079	100,761

Cash and cash equivalents at end of the period	$49,794	$165,936

Supplemental cash flow information:
Interest paid, net of interest capitalized	$8,095	$10,055

Income taxes paid, net	$3,166	$1,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(1) GENERAL INFORMATION
     The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc., its subsidiaries, and its predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009.
     In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the financial statements for the periods indicated have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.
     We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea and offshore Southeast Asia and the Americas. We also contract vessels into other regions to meet our customers’ requirements.
     Basic Earnings Per Share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for common stock equivalents. The details of our EPS calculation are as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings (loss) per share, basic	$(90,731)	25,546	$(3.55)	$34,923	25,132	$1.39
Dilutive effect of common stock options and unvested restricted stock	-	-	-	-	230	(0.01)

Earnings (loss) per share, diluted	$(90,731)	25,546	$(3.55)	$34,923	25,362	$1.38

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings (loss) per share, basic	$(69,188)	25,470	$(2.72)	$49,144	25,055	$1.96
Dilutive effect of common stock options and unvested restricted stock	-	-	-	-	239	(0.02)

Earnings (loss) per share, diluted	$(69,188)	25,470	$(2.72)	$49,144	25,294	$1.94

(2)  COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax for the three and six month periods ending June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$(90,731)	$34,923	$(69,188)	$49,144

Comprehensive income (loss):

Unrealized gain on cash flow hedge	(464)	1,306	(1,018)	2,006

Foreign currency translation	(23,811)	52,951	(49,294)	53,911

Total comprehensive income (loss)	$(115,006)	$89,180	$(119,500)	$105,061

     Our accumulated other comprehensive income (loss) item relates primarily to our cumulative foreign currency translation adjustments and adjustments related to the cash flow hedges.
(3)  IMPAIRMENT CHARGE
Goodwill
     Our goodwill consists of $97.7 million related to an acquisition in our Americas region and $28.6 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis.
     In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the recent events in the U.S. Gulf Of Mexico relating to the April 20, 2010 explosion and fire on a deepwater drilling rig, the resulting oil spill and the U.S. Department of Interior moratorium on deepwater drilling. The ramifications of the events in the Gulf of Mexico were not considered in our first quarter analysis and disclosure, but are considered to have a material effect in our second quarter analysis. The Gulf of Mexico market is generally divided into two distinct areas: shallow-water and deepwater. The deepwater market has historically been less volatile and more profitable. Our long-term strategy has been to become more focused on the deepwater business. The ban on new drilling permits issued on April 30 and the deepwater drilling moratorium issued on May 28, 2010 have negatively impacted our outlook for deepwater drilling. Although the subject of ongoing litigation, the moratorium presently extends to November 30, 2010.
     Based on the factors discussed above, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill exists. As a result, we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge does not impact our liquidity or debt covenant compliance.
Vessels Under Construction
     In March 2009, we notified a shipyard building three of the vessels in our new build program that they were in default under the construction contract. The default arose as a result of non-performance under the terms of the contract caused by financial difficulties of the shipyard. Construction on these vessels was stopped. We determined that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009 pertaining to the construction in progress related to this contract. That charge represented the full amount of our investment in these vessels. The shipyard building the three vessels is in Chapter 11 bankruptcy proceedings. We are pursuing our claims and remedies in the bankruptcy proceedings.
(4) FLEET EXPANSION AND RENEWAL PROGRAM
     During 2010, we have taken delivery of three vessels that were under construction at December 31, 2009. As of July 28, 2010, we have one vessel that is being held for sale and have no vessels under construction. The following table illustrates the details of the vessels added since December 31, 2009.

Vessel Additions Since December 31, 2009

			Year	Length			Month
Vessel	Region	Type (1)	Built	(feet)	BHP (2)	DWT (3)	Delivered

North Purpose	N. Sea	PSV	2010	284	10,600	4,850	Feb-10
Sea Valiant	SEA	AHTS	2010	230	10,000	2,150	Jun-10
Sea Victor	SEA	AHTS	2010	230	10,000	2,150	Jul-10

1)	AHTS - Anchor handling, towing and supply vessel
FSV - Fast supply vessel
PSV - Platform supply vessel
SpV - Specialty vessel, including towing and oil response
SmAHTS - Small anchor handling, towing and supply vessel

2)	BHP - Breakhorse power

3)	DWT - Deadweight tons
     Interest is capitalized in connection with the construction of vessels. During the three month periods ended June 30, 2010 and 2009, $0.7 million and $1.0 million of interest, respectively, was capitalized. During the six month periods ended June 30, 2010 and 2009, $1.3 million and $2.4 million, respectively, was capitalized.

(5) INCOME TAXES
     We consider earnings of certain foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on those earnings. Also, many of our foreign subsidiaries are subject to foreign tax systems that provide significant tax incentives to qualified shipping activities. These incentives result in statutory tax rates in those foreign jurisdictions that are very low. Because of the significant difference in statutory rates among the various taxing jurisdictions in which we operate, relatively small changes in pre-tax profitability among those various jurisdictions can cause considerable variability in the overall effective tax rate.
     As previously announced, in February 2010 the Norwegian Supreme Court ruled unconstitutional the 2007 legislation to begin taxing previously untaxed pre-2007 tonnage tax profits. This decision is a change in tax law and, accordingly, we recorded a $15.0 million tax benefit, including a cash refund of approximately $3.0 million, in our tax provision for the quarter ended March 31, 2010 to reflect the elimination of this previously recorded income tax liability. As part of Norway’s revised 2010 budget process, on June 25, 2010 new tax legislation regarding pre-2007 tonnage tax profits was signed into law. Accordingly, in the second quarter of 2010 we recorded a $4.9 million tax expense.
     Our income tax expense for the first half of 2010 was a benefit of $10.3 million and our income tax expense for the quarter ended June 30, 2010 was a provision of $5.4 million. These amounts include the two special items noted above. Before these two special items, our tax provision for the first half of 2010 was a benefit of $0.2 million and our tax provision for the second quarter of 2010 was a provision of $0.6 million. The low effective income tax rate in 2010 is a result of lower profitability in the higher tax rate jurisdictions in which we operate.
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
     We have periodically entered into forward foreign currency contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related contract. Any gains or losses resulting from changes in fair value are recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact in the consolidated statements of operations. As of June 30, 2010, we have no open contracts.
     We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At June 30, 2010, our interest rate derivative instruments have an outstanding notional amount of $100.0 million and have been designated as cash flow hedges. The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
     During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these contracts at the date of settlement. Unrecognized losses of $2.9 million are recorded as of June 30, 2010 in accumulated OCI related to these interest rate swaps. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.

     The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives designed as hedging	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Foreign exchange contract	Fair Value Hedges	$-	Fair Value Hedges	$6,886	Fair Value Hedges	$-	Fair Value Hedges	$6,886

Interest rate swaps		-		-	Cash flow hedges	7,565	Cash flow hedges	6,422

		$-		$6,886		$7,565		$13,308

     The following tables quantify the amount of gain or loss recognized during the three and six months ended June 30, and identify the consolidated statement of operations location:

	Location of Gain or Loss	Amount of Gain or Loss
Derivatives in fair value	Recognized in Income on	Recognized in Income on
hedging relationships	Derivative	Derivative
		2010	2009
(in thousands)
Foreign exchange contracts	See note.	$-	$-
Note: Our foreign exchange contracts relate to construction projects.
     The changes in value are included in construction in progress on the consolidated balance sheet.

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	Six Months Ended June 30			Six Months Ended June 30
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Interest rate contracts	$(3,202)	$(2,006)	Interest expense	$(1,317)	$(2,029)

	Three Months Ended June 30			Three Months Ended June 30
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Interest rate contracts	$(1,552)	$(1,306)	Interest expense	$(657)	$(1,007)

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
     At December 31, 2009, we maintained fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts were designated as fair value hedges and were highly effective, as the terms of the forward contracts were the same as the purchase commitment under the new build contract. We recognized the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our financial instrument position based upon the forward contract price and the foreign currency exchange rate as of December 31, 2009. We took delivery of the new build vessel associated with the contract in the first quarter of 2010 and settled the contracts. At June 30, 2010, we did not have any open fair value hedges.
     On December 17, 2009, we entered into a $200.0 million facility agreement. Concurrently, we entered into an interest rate swap agreement for approximately $100.0 million of the Facility Agreement indebtedness that has fixed the interest rate at 4.145%. The interest rate swap is accounted for as cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet contains cash flow hedges within other long term liabilities, reflecting the fair value of the interest rate swap which was $7.6 million at June 30, 2010. We expect to reclassify $2.0 million of deferred loss on the current interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of June 30, 2010.
     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$-	$(7.6)	$-	$(7.6)

(9) OPERATING SEGMENT INFORMATION
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
Operating Income (Loss) by Operating Segment

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2010
Revenue	$37,217	$16,841	$38,724	$-	$92,782
Direct operating expenses	19,299	2,385	20,974	-	42,658
Drydock expense	1,489	1,637	3,033	-	6,159
General and administrative expenses	2,700	763	2,361	5,632	11,456
Depreciation and amortization expense	4,624	2,036	7,084	233	13,977
Loss on sale of assets	-	-	109	(3)	106
Impairment Charge	-	-	97,665	-	97,665

Operating income (loss)	$9,105	$10,020	$(92,502)	$(5,862)	$(79,239)

Quarter Ended June 30, 2009
Revenue	$46,324	$19,517	$38,815	$-	$104,656
Direct operating expenses	17,378	2,068	19,686	-	39,132
Drydock expense	657	489	1,496	-	2,642
General and administrative expenses	2,463	578	2,194	6,330	11,565
Depreciation and amortization expense	4,215	1,703	7,029	199	13,146
Gain on sale of assets	(869)	-	-	-	(869)
Impairment Charge	-	-	-	-	-

Operating income (loss)	$22,480	$14,679	$8,410	$(6,529)	$39,040

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2010
Revenue	$72,492	$32,668	$72,273	$-	$177,433
Direct operating expenses	39,465	4,710	41,552	-	85,727
Drydock expense	3,519	3,583	6,021	-	13,123
General and administrative expenses	5,521	1,362	4,547	11,757	23,187
Depreciation and amortization expense	9,284	4,001	14,212	455	27,952
Loss on sale of assets	-	-	109	(3)	106
Impairment charge	-	-	97,665	-	97,665

Operating income (loss)	$14,703	$19,012	$(91,833)	$(12,209)	$(70,327)

Six Months Ended June 30, 2009
Revenue	$90,235	$37,186	$86,030	$-	$213,451
Direct operating expenses	36,835	4,066	38,713	-	79,614
Drydock expense	2,317	1,049	1,514	-	4,880
General and administrative expenses	4,955	1,411	4,303	11,436	22,105
Depreciation and amortization expense	8,221	3,262	13,648	385	25,516
Gain on sale of assets	(4,058)	(1,438)	(5)	-	(5,501)
Impairment charge	-	-	46,247	-	46,247

Operating income (loss)	$41,965	$28,836	$(18,390)	$(11,821)	$40,590

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate a fleet of 89 offshore support vessels in the following regions: 38 vessels in the North Sea, 15 vessels offshore Southeast Asia, and 36 vessels in the Americas. We have one vessel held for sale, which is not included in our fleet numbers. Our owned fleet is one of the world’s youngest, largest and most geographically balanced, high specification offshore support vessel fleets and our owned vessels (excluding specialty vessels) have an average age of approximately eight years.
     Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production. This activity is in turn influenced by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical, regulatory and economic forces, including the fundamental principles of supply and demand. Over the last few years commodity prices were at record highs, resulting in oil and natural gas companies increasing exploration and development activities. However, as a result of the world economic crisis, commodity prices have declined and we have experienced a reduction in the level of activity.
     On April 20, 2010, an explosion and fire on a deepwater U.S. Gulf of Mexico drilling rig occurred, resulting in loss of life, multiple injuries, a continually growing oil spill and a U.S. Department of Interior moratorium on deepwater drilling on the outer continental shelf. The incident is expected to have a material impact on our U.S. Gulf of Mexico operations and was a key factor in our assessment of impairment of the Americas’ region goodwill.
     We currently have a significant portion of our U.S. fleet involved in the clean-up efforts in the Gulf of Mexico, and these vessels, at some time, may be released into a potentially restricted, and more competitive, market in the Gulf of Mexico. We may attempt to relocate these vessels to other location in the Americas if more profitable opportunities arise outside the Gulf of Mexico.
     The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels from April to August, and at their lowest levels from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. We have historically, to the extent possible, accomplished the majority of our drydocks, which are maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies, during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods. When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers influence the timing of drydocks throughout the year. During the first six months of 2010, we completed 337 drydock days, compared to 178 drydock days completed in the same period last year.

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
     In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet and costs for routine drydock inspections.
Critical Accounting Policies
     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009.
Goodwill
     Our goodwill consists of $97.7 million related to an acquisition in our Americas region and $28.6 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis.
     In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the recent events in the U.S. Gulf of Mexico relating to the April 20, 2010 explosion and fire on a deepwater drilling rig, the resulting oil spill and the U.S. Department of Interior moratorium on deepwater drilling. The ramifications of the events in the Gulf of Mexico were not considered in our first quarter analysis and disclosure, but are considered to have a material effect in our second quarter analysis. The Gulf of Mexico market is generally divided into two distinct areas: shallow-water and deepwater. The deepwater market has historically been less volatile and more profitable. Our long-term strategy has been to become more focused on the deepwater business. The ban on new drilling permits issued on April 30 and the deepwater drilling moratorium issued on May 28, 2010 have negatively impacted our outlook for deepwater drilling. Although the subject of ongoing litigation, the moratorium presently extends to November 30, 2010.
     Based on the factors discussed above, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill exists. As a result, we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge does not impact our liquidity or debt covenant compliance.

Results of Operations
     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$37,217	$46,324	$72,492	$90,235
Southeast Asia Based Fleet	16,841	19,517	32,668	37,186
Americas Based Fleet	38,724	38,815	72,273	86,030

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$16,478	$21,199	$16,621	$21,138
Southeast Asia Based Fleet	16,817	21,201	17,387	20,959
Americas Based Fleet	13,486	15,704	13,428	16,541

Overall Utilization (a) (b):
North Sea Based Fleet	95.1%	93.1%	94.5%	88.8%
Southeast Asia Based Fleet	92.8%	93.8%	88.0%	90.5%
Americas Based Fleet	91.7%	79.9%	85.7%	86.2%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.2	25.0	24.8	25.4
Southeast Asia Based Fleet	12.1	11.0	12.1	11.1
Americas Based Fleet	35.3	34.8	35.7	34.0

Total	72.6	70.8	72.6	70.5

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)
Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as shown in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Currency Fluctuations and Inflation” on page 21.

(d)
Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009
     For the quarter ended June 30, 2010, we had a net loss of $90.7 million, or $3.55 per diluted share, on revenues of $92.8 million. Included in the loss is a $97.7 million, or $3.82 per diluted share, goodwill impairment charge described previously. For the same 2009 period, net income was $34.9 million, or $1.38 per diluted share, on revenues of $104.7 million.

     Our revenues for the quarter ended June 30, 2010, decreased $11.9 million, or 11.3%, compared to the second quarter of 2009. The decrease in revenue was due mainly to a combination of currency effect and a decrease in average day rates from $18,676 in the second quarter of 2009 to $15,101 in the current year quarter, which negatively impacted revenue by $15.8 million. The decrease was partially offset by an increase in capacity of $5.0 million related to the deliveries in late 2009 and early 2010 of five new vessels. Overall utilization increased from 86.9% in the second quarter of 2009 to 93.0% in the current year quarter, however the mix of days worked associated with vessels with lower day rates resulted in a $1.1 million decrease in revenue.
North Sea
     Revenues in the North Sea region decreased by $9.1 million, or 19.7%, to $37.2 million in the second quarter of 2010 compared to the same period of 2009. This decrease was a result of a combination of currency effects and the decrease in day rates from $21,199 to $16,478, which contributed $7.6 million to the decrease in revenue. This is offset by the increase in capacity of $2.0 million resulting primarily from the delivery of two new vessels, one in the fourth quarter of 2009 and one in the first quarter of 2010. Even though utilization increased from 93.1% in the second quarter of 2009 to 95.1% in the current quarter, revenue decreased by $3.5 million reflecting the negative effects of the mix of days worked associated with lower day rate vessels. Operating income decreased $13.4 million compared to the prior year quarter, due to the decrease in revenue and higher operating expenses. Drydock expense increased by $0.8 million due to approximately 18 more drydock days. Depreciation expense increased mainly due to the new vessel additions. General and administrative expense in the second quarter of 2010 was $2.7 million compared to $2.5 million in the prior year quarter.
Southeast Asia
     Revenues for our Southeast Asia based fleet decreased by $2.7 million, or 13.7%, to $16.8 million in the second quarter of 2010. The decrease was primarily attributable to the decrease in day rates from $21,201 in the second quarter of 2009 to $16,817 in the current year quarter which, coupled with currency effects, reduced revenue by $4.6 million. Capacity increased revenue by $2.8 million as a result of the addition of one new vessel in the third quarter of 2009. Utilization for the second quarter of 2010 decreased from 93.8% to 92.8% in 2010 reducing revenue by $0.9 million. Operating income for Southeast Asia was $10.0 million in the second quarter of 2010 compared to $14.7 million in the same 2009 quarter. The decrease is due mainly to the decrease in revenue coupled with an increase in drydock cost. Drydock costs increased by $1.1 million as a result of 32 more drydock days in the second quarter of 2010 than in 2009.
Americas
     The Americas region revenues for the second quarter of 2010 was basically unchanged compared to the second quarter of 2009. Utilization increased from 80.2% in the second quarter of 2009 to 91.7% in the current year quarter contributing $3.3 million to revenue. Day rates decreased from $15,637 in the second quarter of 2009 to $13,486 in the current year quarter, negatively impacting revenue by $3.6 million. Two vessels added to our capacity in the second half of 2009 increased revenue by $0.3 million. Operating loss was $92.5 million in the second quarter of 2010 compared to operating income of $8.4 million in the second quarter of 2009. The 2010 operating loss includes a $97.7 million charge related to the impairment of goodwill. Absent this charge, the region generated operating income of $5.2 million. The decrease in operating income is due mainly to a $1.3 million increase in direct operating costs and a $1.5 million increase in drydock costs. Although we experienced 10 less drydock days in the second quarter of 2010 compared to 2009, the average cost of the drydocks was substantially higher.
Other
     Other expenses in the second quarter of 2010 increased by $2.0 million compared to the prior year quarter, resulting primarily from $1.8 million in higher expense related to foreign currency, which reflects the increased strength of the U.S. Dollar, primarily against the GBP and NOK.
Tax Provision
     Our income tax expense for the second quarter of 2010 was $5.4 million, compared to $0.04 million for the second quarter of 2009. The increase in the 2010 period was primarily attributable to the $4.9 million Norwegian tax liability.
Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009
     For the six months ended June 30, 2010, we had a net loss of $69.2 million, or $2.72 per diluted share, on revenues of $177.4 million. During the same period in 2009, net income was $49.1 million, or $1.94 per diluted share, on revenues of $213.5 million. The 2010 net loss included a $97.7 million goodwill impairment charge and the 2009 income was impacted by a $46.2 million impairment charge related to construction in progress.
     Revenue decreased $36.0 million period over period. The decrease was due mainly to lower day rates, offset by the increase in capacity as we benefited from the full period effect of new vessel deliveries.
     Operating income for the six month period absent the impairment charges was $27.3 million for 2010 and $86.8 million in 2009. The decrease is primarily due to the decrease in revenue and an increase in direct operating cost and drydock cost coupled with the lower gains on asset sales. Contributing to the increase cost was the weakening of the U.S. Dollar against the GBP and NOK.
North Sea
     North Sea revenue decreased 19.7%, or $17.7 million, in the first six months of 2010 compared to 2009. The effect of the weakening of the U.S. Dollar increased revenue by $3.3 million, however average day rates decreased from $21,138 in 2009 to $16,621 in 2010 contributing $23.3 million to the decrease in revenue. This decrease was partially offset by the increase in fleet size due to the addition of two vessels after the second quarter of 2009, positively impacting revenue by $2.3 million. Utilization increased from 88.8% in 2009 to 94.5% in 2010. The impact to revenue was minimal due to the mix of higher utilization on lower day rate vessels. Operating income decreased $27.3 million from 2009 to 2010 resulting primarily from the decrease in revenue, coupled with an increase in operating cost, resulting from the increase in vessels, higher drydock costs and lower gains on assets sales.

Southeast Asia
     Revenue for our Southeast Asia based fleet decreased by $4.5 million, or 12.1%, from $37.2 million in the first six months of 2009 to $32.7 million in the same 2010 period. The decrease was primarily attributable to a decrease in day rates and utilization, offset by an increase in fleet size as a result of the addition of one vessel subsequent to the second quarter of 2009. Day rates decreased from $20,959 in 2009 to $17,387 in 2010, which coupled with foreign currency effects, contributed $7.2 million to the decrease in revenue. The increase in fleet size contributed $6.2 million to revenue. Utilization decreased from 90.5% in 2009 to 88.5% in 2010, reducing revenue by $3.5 million. Operating income decreased $9.8 million from $28.8 million in 2009 to $19.0 million this year. The decrease resulted from the lower revenues, increased in drydock costs resulting from an additional 66 drydock days and a decrease on gain on sale of assets.
Americas
     Our Americas region revenue decreased $13.8 million, from $86.0 million in 2009 to $72.3 million in 2010. Utilization decreased from 86.4% to 85.7% resulting in a $1.4 million decrease in revenues. Capacity increased revenue by $1.4 million, as we added three new vessels in the last half of 2009 offset by the sale of one vessel in the second quarter of 2010. A decrease in day rates from $16,503 in 2009 to $13,428 in 2010, coupled with currency fluctuations, decreased revenue by $13.8 million. We experienced an operating loss in the first six months of 2010 totaling $91.8 million due primarily to a $97.7 million goodwill impairment charge. Absent the charge, the region would have reported operating income of $5.8 million. We also recorded impairment of vessels under construction totaling $46.2 million in the first six months of 2009. Absent that charge, 2009 operating income would have been $27.9 million. Excluding the impairment charges, our operating income decreased by $22.1 million. This is the result of decreased revenue and increased operating costs, due to the increase in vessels, and higher drydock costs. Drydock costs increased $4.5 million as we experienced 84 more drydock days than in 2009.
Other
     In the six months ended June 30, 2010, other expenses totaled $9.1 million, a decrease of $2.2 million from 2009. The decrease was due primarily to the effect of the weakening of the U.S. Dollar mainly against the GBP and NOK.
Tax Provision
     We recorded a $10.3 million income tax benefit for the first half of 2010 compared to a benefit of $19.9 million for the same 2009 period. Excluding special items, our effective tax rate for the first six months of 2010 was 0.7%, which is lower than the 3.4% effective tax rate for 2009 due to our profitability from operations in higher tax jurisdictions decreasing year over year.
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
     Net working capital at June 30, 2010, was $58.5 million. Cash on hand at June 30, 2010 totaled $49.8 million. For the three months ended June 30, 2010, net cash provided by operating activities was $17.4 million, cash used in investing activities was $7.1 million and cash used in financing activities was $7.8 million. The $97.7 million goodwill impairment did not affect our cash flows, liquidity or debt covenant compliance. Total debt at June 30, 2010 was $343.1 million, and debt net of cash on hand was $293.3 million. At June 30, 2010 we did not have any amount drawn under our $175.0 million revolving credit facility. In July 2010, we borrowed $51.0 million on the facility for working capital purposes. While we have no remaining capital commitments under our new build program, we will continue to pursue capital projects that allow us to maintain and improve our fleet value, mix and earnings capacity.
     We anticipate that our current level of cash on hand, cash flows from operations, and availability under our credit facility will be adequate to repay our debts due and will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available or available at acceptable terms.
Currency Fluctuations and Inflation
     The majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Pounds Sterling (GBP) with a portion denominated in Norwegian Kroner (NOK) and Euros. Mostly all of our operating costs are denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the periods indicated, the average equivalent exchange rate per one U.S. Dollar were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	1 US$=		1 US$=
GBP	0.670	0.644	0.655	0.669
NOK	6.217	6.483	6.034	6.665
Euro	0.748	0.734	0.753	0.750
     Reflected in the accompanying balance sheet as of June 30, 2010, is $3.7 million in accumulated other comprehensive income which consists of $7.3 million that is related to changes in foreign currency exchange rates offset by $3.6 million of accumulated losses related to the cash flow hedges. Changes in the other comprehensive income are primarily non-cash items that are attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.
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
     One or more of these factors may change and we, in response, may choose to use financial instruments to hedge risks of currency fluctuations with regards to our revenue and costs of operations. We periodically enter into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. At December 31, 2009, we had forward currency contracts on two vessels under construction. As of February 2010, we had taken delivery of the new build vessels and had terminated the associated foreign currency contracts.
     We also have an interest rate swap agreement for a portion of the Facility Agreement that has fixed the interest rate at 4.145% on $100.0 million of the Facility. The interest rate swap is accounted for as a cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet also contains “cash flow hedges”, in the liability section reflecting the fair value of the interest rate swaps which was $7.6 million at June 30, 2010. For the six months ended June 30, 2010 a loss of $1.3 million has been reclassified from other comprehensive income to interest expense. We expect to reclassify $2.0 million of deferred loss on the interest rate swaps to interest expense during the next 12 months, based on current interest rates.
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
Forward-Looking Statements
     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:
•	operational risk,
•	catastrophic or adverse sea or weather conditions,
•	dependence on the oil and gas industry,
•	volatility in oil and natural gas prices,
•	delay or cost overruns on construction projects or insolvency of the shipbuilders,
•	lack of shipyard or equipment availability,
•	ongoing capital expenditure requirements,
•	uncertainties surrounding environmental and governmental laws and regulations,
•	uncertainties and risks relating to or caused by the April 2010 explosion and fire on a deepwater U.S. Gulf of Mexico drilling rig, the resulting losses and the U.S.
Department of Interior moratorium on deepwater drilling,
•	risks relating to compliance with the Jones Act,

•	risks relating to leverage,
•	risks of foreign operations,
•	risk of war, sabotage, piracy or terrorism,
•	assumptions concerning competition,
•	risks of currency fluctuations, and
•	other matters.
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
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of June 30, 2010, the fair value of these notes, based on quoted market prices, was approximately $151.2 million compared to a carrying amount of $159.7 million.
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
     Other information required under Part I, Item 3 is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein.

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
Recent Events in the U.S. Gulf of Mexico May Adversely Impact Our Operations and Financial Condition.
     On April 20, 2010, an explosion and fire on a deepwater U.S. Gulf of Mexico drilling rig resulted in 11 deaths, multiple personal injuries, significant property damage and the release of hydrocarbons that resulted in significant pollution and contamination. The U.S. Department of Interior issued a memorandum imposing a temporary moratorium on deepwater drilling on the outer continental shelf. Although the subject of ongoing litigation, the moratorium presently extends to November 30, 2010.
     At this time, we cannot predict what, if any, impact the incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers, governmental agencies, or other industry participants in response to the incident. In addition, we cannot predict whether any possible changes in regulations would affect only deepwater drilling or all operations in the U.S. Gulf of Mexico or would also affect drilling and operations in other regions around the world in which we operate. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance, and decisions by customers, governmental agencies, or other industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial condition and operating results, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur, or if they will impact us.

     We currently have a significant portion of our U.S. fleet involved in the clean-up efforts in the Gulf of Mexico, and these vessels, at some time, may be released into a potentially restricted, and more competitive market in the Gulf of Mexico. We may attempt to relocate these vessels to other locations in the Americas if more profitable opportunities arise outside the Gulf of Mexico; however, no assurance can be given that our vessels can be relocated outside the U.S. Gulf of Mexico, or relocate more profitably than in the U.S. Gulf of Mexico. As a result of the incident in the Gulf of Mexico and the subsequent issues regarding drilling in the region, our competitors could redeploy their vessels into other regions in which we operate, which would increase the competition in that area, potentially resulting in lowered profit margins. In addition, our customers may seek to renegotiate the terms of their contracts or avoid their obligations under the contracts, both of which could adversely affect our business, financial condition and results of operations.
     Recently, we were named as one of several vessel owner/operator defendants, among other defendants, in litigation related to the firefighting and related activities of numerous vessels prior to the April 2010 sinking of the drilling rig. Based on our initial investigation, we believe that any claims against us in the litigation are without merit. As a result, we believe that such litigation should not have a material adverse effect on our financial condition or results of operation. Although we have no knowledge of any other litigation or claims against us relating to the recent events in the Gulf of Mexico, no assurance can be given that we will not be involved in other litigation or claims in the future or that they will not have a material adverse effect on our financial condition or results of operation.

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
Quintin V. Kneen
Executive Vice President and Chief Financial Officer

Date: July 29, 2010

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010.

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.2	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.3	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.4	Form of Notice Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q. V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith