Form 10-Q
period 2010-09-30
GULFMARK OFFSHORE INC
filed 2010-10-27
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
GULFMARK OFFSHORE, INC.
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
YES ☐       NO ☒
      Number of shares of Class A Common Stock, $0.01 par value, outstanding as of October 26, 2010: 26,197,329
(Exhibit Index Located on Page 28)

GulfMark Offshore, Inc.
Index

			Page
			Number
Part I.	Financial Information
	Item 1	Financial Statements	3
		Unaudited Condensed Consolidated Balance Sheets	3
		Unaudited Condensed Consolidated Statements of Operations	4
		Unaudited Condensed Consolidated Statement of Stockholders’ Equity	5
		Unaudited Condensed Consolidated Statements of Cash Flows	6
		Notes to the Unaudited Condensed Consolidated Financial Statements	7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
	Item 4	Controls and Procedures	25

Part II.	Other Information
	Item 1A	Risk Factors	25
	Item 6	Exhibits	27
	Signatures		27
	Exhibit Index		28
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009

	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$87,941	$92,079
Trade accounts receivable, net of allowance for doubtful accounts of $516 in 2010 and $334 in 2009	80,604	76,554
Other accounts receivable	7,590	4,235
Prepaid expenses and other	16,557	12,206

Total current assets	192,692	185,074

Vessels and equipment at cost, net of accumulated depreciation of $268,908 in 2010 and $239,518 in 2009	1,202,595	1,164,067
Construction in progress	3,422	40,349
Goodwill	31,691	129,849
Fair value hedges	-	6,886
Intangibles, net of accumulated amortization of $6,487 in 2010 and $4,325 in 2009	28,111	30,273
Deferred costs and other assets	16,077	9,161

Total assets	$1,474,588	$1,565,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$33,333
Accounts payable	20,190	19,519
Income taxes payable	4,948	4,815
Accrued personnel costs	22,392	26,312
Accrued interest expense	2,662	5,966
Other accrued liabilities	10,871	7,088

Total current liabilities	94,396	97,033

Long-term debt	311,412	326,361
Long-term income taxes:
Deferred tax liabilities	107,036	112,960
Other income taxes payable	18,606	24,029
Fair value hedges	-	6,886
Cash flow hedges	7,942	6,422
Other liabilities	7,613	4,500
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common stock, $0.01 par value; 60,000 shares authorized; 26,215 and 25,906 shares issued and 25,959 and 25,697 shares outstanding, respectively; Class B Common Stock $.01 par value; 60,000 shares authorized; no shares issued	258	255
Additional paid-in capital	367,933	362,022
Retained earnings	521,232	571,213
Accumulated other comprehensive income	38,511	54,005
Treasury stock	(7,202)	(5,865)
Deferred compensation expense	6,851	5,838

Total stockholders’ equity	927,583	987,468

Total liabilities and stockholders’ equity	$1,474,588	$1,565,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands except per share amounts)
Revenue	$94,479	$90,764	$271,912	$304,215
Costs and expenses:
Direct operating expenses	41,729	39,508	127,456	119,122
Drydock expense	7,242	6,398	20,365	11,278
General and administrative expenses	10,236	11,556	33,423	33,661
Depreciation and amortization	14,492	13,533	42,444	39,049
(Gain) loss on sale and involuntary disposal of assets	(5,201)	4	(5,095)	(5,497)
Impairment charge	-	-	97,665	46,247

Total costs and expenses	68,498	70,999	316,258	243,860

Operating income (loss)	25,981	19,765	(44,346)	60,355

Other income (expense):
Interest expense	(5,807)	(5,146)	(15,858)	(15,229)
Interest income	597	128	739	264
Foreign currency gain (loss) and other	(603)	532	158	(884)

Total other expense	(5,813)	(4,486)	(14,961)	(15,849)

Income (loss) before income taxes	20,168	15,279	(59,307)	44,506
Income tax (provision) benefit	(961)	(2,577)	9,326	17,340

Net income (loss)	$19,207	$12,702	$(49,981)	$61,846

Earnings (loss) per share:
Basic	$0.75	$0.50	$(1.96)	$2.46

Diluted	$0.75	$0.50	$(1.96)	$2.44

Weighted average shares outstanding:
Basic	25,599	25,235	25,512	25,116

Diluted	25,737	25,485	25,512	25,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010

				Accumulated			Deferred
		Additional		Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Treasury Stock		Expense	Equity
						Share
					Shares	Value
	(In thousands)
Balance at December 31, 2009	$255	$362,022	$571,213	$54,005	(209)	$(5,865)	$5,838	$987,468
Net loss			(49,981)					(49,981)
Issuance of common stock	2	6,051						6,053
Exercise of stock options	1	1,068						1,069
Deferred compensation plan		(1,208)			(47)	(1,337)	1,013	(1,532)
Unrealized loss on cash flow hedges				(1,347)				(1,347)
Translation adjustment				(14,147)				(14,147)

Balance at September 30, 2010	$258	$367,933	$521,232	$38,511	(256)	$(7,202)	$6,851	$927,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(49,981)	$61,846
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	42,444	39,049
Gain on sale of assets	(5,095)	(5,497)
Impairment charge	97,665	46,247
Amortization of stock based compensation	4,275	5,873
Amortization of deferred financing costs on debt	1,199	528
Provision for doubtful accounts receivable, net of write-offs	174	542
Deferred income tax benefit	(4,363)	(22,245)
Foreign currency transaction (gain) loss	(151)	1,361
Change in operating assets and liabilities:
Accounts receivable	(7,799)	20,230
Prepaids and other	(2,765)	(5,760)
Accounts payable	882	3,110
Accrued liabilities and other	(19,125)	(6,612)

Net cash provided by operating activities	57,360	138,672
Cash flows from investing activities:
Purchases of vessels and equipment	(65,452)	(40,411)
Proceeds from disposition of vessels and equipment	19,582	8,893

Net cash used in investing activities	(45,870)	(31,518)
Cash flows from financing activities:
Proceeds from debt	51,000	-
Repayments of debt	(66,000)	(18,477)
Debt refinancing cost	(2,000)	-
Proceeds from exercise of stock options	1,069	694
Proceeds from issuance of stock	537	588

Net cash used in financing activities	(15,394)	(17,195)
Effect of exchange rate changes on cash	(234)	7,383

Net increase (decrease) in cash and cash equivalents	(4,138)	97,342
Cash and cash equivalents at beginning of the period	92,079	100,761

Cash and cash equivalents at end of the period	$87,941	$198,103

Supplemental cash flow information:
Interest paid, net of interest capitalized	$15,909	$18,032

Income taxes paid, net	$4,001	$2,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(1) GENERAL INFORMATION
     The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we,” “us,” “our” and the “Company” refer collectively to GulfMark Offshore, Inc., its subsidiaries and its predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009.
     In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the condensed consolidated financial statements for the periods indicated have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.
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
     Basic Earnings Per Share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed using the treasury stock method for Class A Common Stock equivalents. The details of our EPS calculation are as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings per share, basic	$19,207	25,599	$0.75	$12,702	25,235	$0.50
Dilutive effect of common stock options and unvested restricted stock	-	138	-	-	250	-

Earnings per share, diluted	$19,207	25,737	$0.75	$12,702	25,485	$0.50

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Earnings (loss)per share, basic	$(49,981)	25,512	$(1.96)	$61,846	25,116	$2.46
Dilutive effect of common stock options and unvested restricted stock	-	-	-	-	227	(0.02)

Earnings (loss) per share, diluted	$(49,981)	25,512	$(1.96)	$61,846	25,343	$2.44

(2) COMPREHENSIVE INCOME
     The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$19,207	$12,702	$(49,981)	$61,846

Comprehensive income:

Unrealized gain (loss) on cash flow hedge	(329)	(158)	(1,347)	1,848

Foreign currency translation	35,147	10,523	(14,147)	64,434

Total comprehensive income (loss)	$54,025	$23,067	$(65,475)	$128,128

     Our accumulated other comprehensive income (loss) item relates primarily to our cumulative foreign currency translation adjustments, and adjustments related to the cash flow hedge.
(3) IMPAIRMENT CHARGE
Goodwill
     At September 30, 2010, our goodwill consists of $31.7 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis.
     In the second quarter of 2010, we assessed our Americas region goodwill, which totaled $97.7 million prior to June 30, 2010, for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the recent events in the U.S. Gulf of Mexico relating to the April 20, 2010 explosion and fire on a deepwater drilling rig, the resulting oil spill and the U.S. Department of Interior moratorium on deepwater drilling. This moratorium was lifted on October 12, 2010, subject to new standards, requirements and regulations for offshore drilling. The ramifications of the events in the Gulf of Mexico were not considered in our first quarter analysis and disclosure, but were considered to have a material effect in our second quarter analysis.
     Based on the factors discussed above, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill existed, and accordingly we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge does not impact our liquidity or debt covenant compliance.
Vessels Under Construction
     In March 2009, we notified a shipyard building three of the vessels in our new build program that they were in default under the construction contract. The default arose as a result of non-performance under the terms of the contract caused by financial difficulties of the shipyard. Construction on these vessels was stopped. We determined that we had a material impairment and recognized a pre-tax charge of $46.2 million in the first quarter of 2009 pertaining to the construction in progress related to this contract. That charge represented the full amount of our investment in these vessels. The shipyard building the three vessels is in Chapter 11 bankruptcy proceedings. We are pursuing our claims and remedies in the bankruptcy proceedings.
(4) FLEET EXPANSION AND RENEWAL PROGRAM
     During 2010, we have taken delivery of three vessels that were under construction at December 31, 2009. As of October 27, 2010, we have one vessel that is being held for sale that is not included in our fleet numbers and have no vessels under construction. In the second quarter of 2010, we sold one of our Americas vessels and recorded a $0.1 million loss. At the end of the third quarter of 2010, we sold one of our North Sea vessels and recorded a $5.2 million gain. The following table illustrates the details of the vessels added and disposed of since December 31, 2009.

			Year	Length			Month
Vessel	Region	Type (1)	Built	(feet)	BHP (2)	DWT (3)	Delivered/Disposed

Vessel Additions Since December 31, 2009

North Purpose	N. Sea	PSV	2010	284	10,600	4,850	Feb-10
Sea Valiant	SEA	AHTS	2010	230	10,000	2,150	Jun-10
Sea Victor	SEA	AHTS	2010	230	10,000	2,150	Jul-10

Vessel Disposals Since December 31, 2009

Seapower	Americas	SpV	1974	222	7,040	1,205	May-10
North Traveller	N. Sea	LgPSV	1998	221	5,450	3,115	Sep-10

1)	AHTS - Anchor handling, towing and supply vessel

FSV - Fast supply vessel

PSV - Platform supply vessel

Lg PSV - Large platform supply vessel

SpV - Specialty vessel, including towing and oil response

SmAHTS - Small anchor handling, towing and supply vessel

2)	BHP - Breakhorse power

3)	DWT - Deadweight tons
     Interest is capitalized in connection with the construction of vessels. During the three-month periods ended September 30, 2010 and 2009, $0.1 million and $0.7 million of interest, respectively, was capitalized. During the nine month periods ended September 30, 2010 and 2009, $1.4 million and $3.1 million, respectively, was capitalized.
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
     As previously disclosed, in February 2010 the Norwegian Supreme Court ruled unconstitutional the 2007 legislation to begin taxing previously untaxed pre-2007 tonnage tax profits. This decision was a change in tax law and, accordingly, we recorded a $15.0 million tax benefit, including a cash refund of approximately $3.0 million, in our tax provision for the quarter ended March 31, 2010 to reflect the elimination of this previously recorded income tax liability. As part of Norway’s revised 2010 budget process, on June 25, 2010, new tax legislation regarding pre-2007 tonnage tax profits was signed into law. Accordingly, in the second quarter of 2010 we recorded a $4.9 million tax expense.
     Our income tax provision for the first nine months of 2010 was a benefit of $9.3 million, which includes the two special items noted above, and for the quarter ended September 30, 2010 was an expense of $1.0 million. Before the two special items, our tax provision for the first nine months of 2010 was an expense of $0.8 million. There were no special items in our tax provision for the third quarter of 2010. Our low effective income tax rate for 2010 is the result of lower profitability in the higher tax rate jurisdictions in which we operate.

(6) COMMITMENTS & CONTINGENCIES
     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These may involve threatened or actual litigation where damages have not been specifically quantified, but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions or the industry-wide, multi-employer, defined benefit pension fund, Merchant Officers Pension Fund in the U.K., may be estimated based on our experience or estimated liabilities in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results would be impacted by the difference between our estimates and the actual amounts paid to settle them. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure.
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
     We have periodically entered into forward foreign currency contracts that are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related contract. Any gains or losses resulting from changes in fair value are recognized in earnings with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact in the consolidated statements of operations. As of September 30, 2010, we have no open contracts.
     We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At September 30, 2010, our interest rate derivative instruments have an outstanding notional amount of $100.0 million and have been designated as cash flow hedges. The critical terms of this swap, including reset dates and floating rate indices, match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
     During December 2009, we cash settled certain interest rate swaps prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these swaps at the date of settlement. Unrecognized losses of $2.3 million are recorded as of September 30, 2010 in accumulated OCI related to these interest rate swaps. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.
     The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives designed as hedging	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Foreign exchange contract	Fair Value Hedges	$-	Fair Value Hedges	$6,886	Fair Value Hedges	$-	Fair Value Hedges	$6,886

Interest rate swaps		-		-	Cash flow hedges	7,942	Cash flow hedges	6,422

		$-		$6,886		$7,942		$13,308

     The following tables quantify the amount of gain or loss recognized during the three and nine months ended September 30, and identify the consolidated statements of operations location:

	Location of Gain or Loss	Amount of Gain or Loss
Derivatives in fair value	Recognized in Income on	Recognized in Income on
hedging relationships	Derivative	Derivative
		2010	2009
(in thousands)
Foreign exchange contracts	See note.	$-	$-

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Interest rate swaps	$(1,299)	$(158)	Interest expense	$(652)	$(1,013)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Interest rate swaps	$(4,501)	$1,848	Interest expense	$(1,969)	$(3,043)
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
     At December 31, 2009, we maintained fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts were designated as fair value hedges and were highly effective, as the terms of the forward contracts were the same as the purchase commitment under the new build contract. We recognized the fair value of our derivative assets as a Level 2 valuation. We determined the fair value of our financial instrument position based on the forward contract price and the foreign currency exchange rate as of December 31, 2009. We took delivery of the new build vessel associated with the contracts in the first quarter of 2010 and settled the contracts. At September 30, 2010, we did not have any open fair value hedges.

     On December 17, 2009, we entered into a $200.0 million facility agreement. Concurrently, we entered into an interest rate swap related to approximately $100.0 million of the Facility Agreement indebtedness that has fixed the interest rate at 4.145%. The interest rate swap is accounted for as cash flow hedge. We report changes in the fair value of the cash flow hedge in accumulated OCI. The consolidated balance sheet contains the cash flow hedge within other long-term liabilities, reflecting the fair value of the interest rate swap which was $7.9 million at September 30, 2010. We expect to reclassify $3.3 million of deferred loss on the current interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of September 30, 2010.
     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$-	$(7.9)	$-	$(7.9)

(9) OPERATING SEGMENT INFORMATION
     We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280, Segment Reporting. Our management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table and detailed discussions below.

Operating Income (Loss) by Operating Segment

		Southeast
	North Sea	Asia	Americas	Other	Total
			(In thousands)
Quarter Ended September 30, 2010
Revenue	$38,340	$17,867	$38,272	$-	$94,479
Direct operating expenses	19,105	3,204	19,420	-	41,729
Drydock expense	3,614	488	3,140	-	7,242
General and administrative expenses	2,485	633	1,533	5,585	10,236
Depreciation and amortization expense	4,704	2,463	7,016	309	14,492
(Gain) loss on sale of assets	(5,246)	-	45	-	(5,201)

Operating income (loss)	$13,678	$11,079	$7,118	$(5,894)	$25,981

Quarter Ended September 30, 2009
Revenue	$40,722	$19,114	$30,928	$-	$90,764
Direct operating expenses	19,150	2,469	17,889	-	39,508
Drydock expense	2,833	1,040	2,525	-	6,398
General and administrative expenses	2,822	520	2,296	5,918	11,556
Depreciation and amortization expense	4,336	1,879	7,097	221	13,533
(Gain) loss on sale of assets	3	-	1	-	4

Operating income (loss)	$11,578	$13,206	$1,120	$(6,139)	$19,765

		Southeast
	North Sea	Asia	Americas	Other	Total
			(In thousands)
Nine Months Ended September 30, 2010
Revenue	$110,832	$50,535	$110,545	$-	$271,912
Direct operating expenses	58,570	7,914	60,972	-	127,456
Drydock expense	7,133	4,071	9,161	-	20,365
General and administrative expenses	8,006	1,995	6,080	17,342	33,423
Depreciation and amortization expense	13,988	6,464	21,228	764	42,444
(Gain) loss on sale of assets	(5,246)	-	154	(3)	(5,095)
Impairment charge	-	-	97,665	-	97,665

Operating income (loss)	$28,381	$30,091	$(84,715)	$(18,103)	$(44,346)

Nine Months Ended September 30, 2009
Revenue	$130,957	$56,300	$116,958	$-	$304,215
Direct operating expenses	55,985	6,535	56,602	-	119,122
Drydock expense	5,150	2,089	4,039	-	11,278
General and administrative expenses	7,777	1,931	6,599	17,354	33,661
Depreciation and amortization expense	12,557	5,141	20,745	606	39,049
(Gain) loss on sale of assets	(4,055)	(1,438)	(4)	-	(5,497)
Impairment charge	-	-	46,247	-	46,247

Operating income (loss)	$53,543	$42,042	$(17,270)	$(17,960)	$60,355

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous small regional competitors. We currently operate a fleet of 89 offshore support vessels in the following regions: 38 vessels in the North Sea, 15 vessels offshore Southeast Asia and 36 vessels in the Americas. We have one vessel held for sale, which is not included in our fleet numbers. Our owned fleet is one of the world’s youngest, largest and most geographically balanced, high specification offshore support vessel fleets and our owned vessels (excluding specialty vessels) have an average age of approximately seven years.
     Our results of operations are directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production. This activity is in turn influenced by trends in oil and natural gas prices. Oil and natural gas prices are affected by a host of geopolitical, regulatory and economic forces, including the fundamental principles of supply and demand. Over the last few years commodity prices were at record highs, resulting in oil and natural gas companies increasing exploration and development activities. However, as a result of the world economic crisis, commodity prices declined and we experienced a reduction in the level of activity. Although oil prices have recovered, natural gas prices remain lower and continue to affect our activity levels.
     On April 20, 2010, an explosion and fire on a deepwater U.S. Gulf of Mexico drilling rig occurred that resulted in a U.S. Department of Interior moratorium on deepwater drilling on the outer continental shelf. This moratorium was lifted on October 12, 2010, subject to new standards, requirements and regulations for offshore drilling. The ramifications of these events had a material impact on our outlook for the U.S. Gulf of Mexico operations and was a key factor in the determination of our second quarter 2010 goodwill impairment.
     The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels from April to August, and at their lowest levels from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. We have historically, to the extent possible, accomplished the majority of our drydocks, which are maintenance and repairs designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies, during these seasonal decreases in demand in order to minimize downtime during our traditionally peak demand periods. When a vessel is drydocked, we incur not only the drydocking cost but also the loss of revenue from the vessel during the drydock period. The demands of the market, the expiration of existing contracts, the start of new contracts and the availability allowed by our customers influence the timing of drydocks throughout the year. During the first nine months of 2010, we completed 525 drydock days, compared to 377 drydock days completed in the same period last year.
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
Goodwill
     At September 30, 2010, our goodwill consists of $31.7 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis.
     In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the recent events in the U.S. Gulf of Mexico relating to the April 20, 2010 explosion and fire on a deepwater drilling rig, the resulting oil spill and the U.S. Department of Interior moratorium on deepwater drilling. This moratorium was lifted on October 12, 2010, subject to new standards, requirements and regulations for offshore drilling. The ramifications of the events in the Gulf of Mexico were not considered in our first quarter analysis and disclosure, but were considered to have a material effect in our second quarter analysis.
     Based on the factors discussed above, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill existed, and accordingly we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge does not impact our liquidity or debt covenant compliance.
Results of Operations
     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$38,340	$40,722	$110,832	$130,957
Southeast Asia Based Fleet	17,867	19,114	50,535	56,300
Americas Based Fleet	38,272	30,928	110,545	116,958

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$17,637	$20,171	$16,965	$20,820
Southeast Asia Based Fleet	16,841	21,180	17,190	21,033
Americas Based Fleet	15,830	16,894	14,165	16,605

Overall Utilization (a) (b):
North Sea Based Fleet	91.6%	90.5%	93.5%	89.3%
Southeast Asia Based Fleet	85.2%	85.8%	87.0%	88.9%
Americas Based Fleet	76.0%	57.3%	82.5%	76.2%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.7	24.0	25.1	25.0
Southeast Asia Based Fleet	13.9	11.7	12.7	11.3
Americas Based Fleet	35.0	35.8	35.4	34.6

Total	74.6	71.5	73.2	70.9

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)
Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as shown in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Currency Fluctuations and Inflation” on page 22.

(d)
Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2010 with the Three Months Ended September 30, 2009
     For the quarter ended September 30, 2010, we had net income of $19.2 million, or $0.75 per diluted share, on revenues of $94.5 million. For the same period in 2009, net income was $12.7 million, or $0.50 per diluted share on revenues of $90.8 million.
     Our revenues for the quarter ended September 30, 2010, increased $3.7 million, or 4.1%, compared to the third quarter of 2009. The increase in revenue was due mainly to higher capacity and utilization offset by lower day rates. Revenue increased by $2.5 million as overall capacity increased primarily as a result of the addition of two new builds in the North Sea and the full quarter effect associated with the addition of a new build in Southeast Asia in 2009. In addition, overall utilization increased from 73.1% in the third quarter of 2009 to 83.1% in the current year quarter positively affecting revenue by $6.2 million. These increases were offset by the combination of the currency effect and the decrease in overall day rates from $19,077 in the third quarter of 2009 to $16,710 in the current year quarter, which decreased revenue by $5.0 million.
     Operating income increased by $6.2 million compared to the third quarter of 2009 due primarily to the increase in revenue and the gain on sale of a vessel, offset by the increase in direct operating costs due to the new vessel additions, and higher drydock expenses incurred on four Gulf of Mexico vessels prior to relocating to Brazil.
North Sea
     Revenues in the North Sea region decreased by $2.4 million, or 5.8%, to $38.3 million in the third quarter of 2010. The combination of the strengthening of the U.S. Dollar and the decrease in day rates from $20,171 in the third quarter of 2009 to $17,637 in the current year quarter, contributed $4.4 million to the decrease in revenue. Although utilization increased from 90.5% in the 2009 third quarter to 91.6% in the current year quarter, the overall mix of lower day rates and utilization effect resulted in a decrease in revenue of $0.6 million. This was offset by increased capacity from the addition of two new build vessels in late 2009 and early 2010, contributing $2.6 million to revenue compared to the prior year quarter. Operating income increased $2.1 million from the prior year quarter due mainly to a $5.2 million gain on sale of a vessel at the end of the third quarter, current year offset by higher drydock expense of $0.8 million.
Southeast Asia
     Revenues for our Southeast Asia based fleet decreased by $1.2 million to $17.9 million in the third quarter of 2010. The combination of currency effects and the decrease in day rates from $21,180 in the third quarter of 2009 to $16,841 in the current year quarter contributed $3.8 million to the decrease in revenue. Utilization decreased slightly from 85.8% in the third quarter of 2009 to 85.2% in the current year quarter due mainly to the new vessel additions that are currently idle; however, revenue increased by $1.6 million as a result of the overall positive mix of day rates and utilization. The increased capacity associated with the full quarter effect of the addition of a new build vessel during the third quarter of 2009 also increased revenue by $1.0 million. Operating income was $11.1 million in the third quarter of 2010 compared to $13.2 million in the same 2009 quarter. The decrease is due mainly to the decrease in revenue; in addition, operating costs increased by $0.7 million and depreciation increased $0.6 million, primarily as a result of two new build vessels added in 2010. Drydock costs decreased $0.6 million due to fewer drydock days.
Americas
     The Americas region revenues increased by $7.3 million, or 23.7%, to $38.3 million in the third quarter of 2010. Utilization increased from 57.3% in the third quarter of 2009 to 76.0% in the current year quarter; however, day rates decreased from $16,894 in the third quarter of 2009 to $15,830 in the current year quarter. The mix of higher utilization with higher day rate vessels increased revenue by $8.3 million. This was offset somewhat by the sale of a vessel earlier in 2009, which decreased capacity by $1.0 million. Operating income was $7.1 million in the third quarter of 2010 compared to $1.1 million in the third quarter of 2009, an increase of $6.0 million. The increase is due mainly to the increase in revenue offset by increased operating and drydock expenses incurred on four Gulf of Mexico vessels prior to relocating to Brazil.

Other
     Other expenses in the third quarter of 2010 increased by $1.3 million compared to the prior year quarter resulting primarily from the increase in foreign currency losses and an increase in interest expense due to lower capitalized interest.
Tax Provision
     Our tax provision for the third quarter of 2010 was $1.0 million, compared to $2.6 million in the third quarter of 2009. The decrease resulted primarily from a lower effective tax rate in the third quarter of 2010 based on the domestic tax impact of lower dividends recognized from our foreign subsidiaries and reduced profits from our operations in higher tax jurisdictions.
Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009
     For the nine months ended September 30, 2010, we had a net loss of $50.0 million, or $1.96 per diluted share, on revenues of $271.9 million. During the same period in 2009, net income was $61.8 million, or $2.44 per diluted share, on revenues of $304.2 million. The 2010 net loss included a $97.7 million goodwill impairment charge and the 2009 income was impacted by a $46.2 million impairment charge related to a non-performance default on a construction contract.
     Year-to-date revenues decreased 10.6% or $32.3 million year over year. Day rates decreased from $18,961 in the nine months ended September 30, 2009, to $15,719 in the same period of 2010. The combination of day rates and currency exchange rates resulted in a $46.2 million decrease in revenue. Revenue was positively affected by the addition of one new build vessel delivered in 2010 and the full nine month effect of six new build vessels delivered during 2009. Two additional new vessels were added to the fleet in 2010, but have not yet been chartered. The new build additions were offset by the sale of one vessel in the second quarter of 2010 and one in the third quarter of 2010. These capacity changes resulted in a net increase in revenue of $12.8 million. Revenue also benefited $1.1 million as utilization increased from 82.9% in the nine month period of 2009 to 87.0% in the same period of 2010.
     Operating income, excluding the impairment charges of $97.7 million in 2010 and $46.2 million in 2009, was $53.3 million in 2010 and $106.6 million in 2009. The decrease is primarily related to the decrease in revenue coupled with increased direct operating cost, drydock and depreciation expense resulting primarily from the new vessel additions.
North Sea
     North Sea revenue decreased $20.1 million in 2010 compared to 2009. The effect of the strengthening of the U.S. Dollar and the decrease in day rates from $20,820 in 2009 to $16,965 in 2010 contributed $24.2 million to the decrease in revenue. Capacity increased revenue by $4.7 million due primarily to the addition of two new build vessels in the first quarter of 2010. Overall utilization increased from 89.3% in 2009 to 93.5% in the current year, but revenue decreased $0.6 million as the utilization mix of vessels and with lower day rates was negative. Operating income decreased by $25.2 million compared to 2009, resulting primarily from the decrease in revenue coupled with the increase in operating, drydock and depreciation expenses from the new vessel additions.

Southeast Asia
     Revenue for our Southeast Asia based fleet decreased by $5.8 million in the first nine months of 2010 compared to the same 2009 period. Day rates decreased from $21,033 in 2009 to $17,190 in 2010, which negatively impacted revenue by $11.2 million. Capacity had a positive impact of $7.3 million on revenue as a result of the full period effect of two new build vessels added in 2009. In addition, two new build vessels were added to the fleet in mid-2010, but have not yet been chartered. Overall utilization decreased from 88.9% to 87.0%, representing $1.9 million in lower revenue. Operating income decreased from $42.0 million in 2009 to $30.1 million in 2010 due to the decrease in revenues and an increase in operating cost resulting from the new vessel additions, and higher drydock expenses.
Americas
     Our Americas region revenue decreased $6.4 million, from $117.0 million in 2009 to $110.5 million in 2010. Day rates decreased from $16,605 in 2009 to $14,165 in 2010, which negatively impacted revenue by $10.8 million. Capacity had a positive impact of $0.8 million on revenue as a result of the full period effect of three new build vessels added in 2009, offset by the sale of a vessel in 2010. Overall utilization increased from 76.2% to 82.5%, resulting in $3.6 million of higher revenue. Excluding the impairment charges in both years, operating income decreased $16.0 million from 2009 resulting from lower revenues and higher operating and drydock expenses. We experienced 84 more drydock days in the first nine months of 2010 than in the same period of 2009, due in part to the work performed on four Gulf of Mexico vessels prior to relocating to Brazil.
Other
     In the nine months ended September 30, 2010, other expense totaled $15.0 million, a decrease of $0.9 million from 2009. The decrease was due primarily to a net gain in foreign currency.
Tax Provision
     Our tax provision for the nine months ended September 30, 2010, was a benefit of $9.3 million compared to a benefit of $17.3 million in the same period in 2009. The difference is principally due to the lower amounts of previously mentioned special or discrete tax items in 2010 compared to 2009. The remainder of the difference relates primarily to the domestic tax impact of lower dividends in 2010 from our foreign subsidiaries.
Liquidity, Capital Resources and Financial Condition
     Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, acquire or improve equipment and make other investments. Since inception, we have been active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent on the demand for our vessels which is ultimately determined by the supply and demand of crude oil and natural gas.
     Net working capital at September 30, 2010, was $98.3 million. Cash on hand at September 30, 2010, totaled $87.9 million. Net cash provided by operating activities was $18.0 million for the three months ended September 30, 2010, cash provided by investing activities for the same three months was $16.4 million, and cash provided by financing activities was $1.8 million. Total debt at September 30, 2010 was $344.7 million, and debt net of cash on hand was $256.8 million. At September 30, 2010, we had $10.0 million drawn under our $175.0 million revolving credit facility.
     We anticipate that our current level of cash on hand, cash flows from operations and availability under our credit facility will be adequate to repay our debts due and will provide sufficient resources to finance our operating requirements. However, our ability to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent on the success of our operations. To the extent that existing sources are insufficient to meet those cash requirements, we would seek other debt or equity financing; however, we can give no assurances that such debt or equity financing would be available on acceptable terms.
Currency Fluctuations and Inflation
     The majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in the North Sea fleet are primarily denominated in Pound Sterling (GBP) with a portion denominated in Norwegian Kroner (NOK) and Euros. In most cases and when possible our operating costs are denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. For the periods indicated, the average equivalent exchange rates per one U.S. Dollar (US$) were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	1 US$=		1 US$=
GBP	0.645	0.609	0.652	0.648
NOK	6.156	6.106	6.074	6.468
Euro	0.774	0.699	0.760	0.732
     Reflected in the accompanying balance sheet as of September 30, 2010, is $42.4 million in accumulated other comprehensive income that fluctuates based on differences in foreign currency exchange rates as of each balance sheet date. Also included in accumulated other comprehensive income is a loss of $3.9 million related to the cash flow hedges. Changes in other comprehensive income are primarily non-cash items that are attributable to investments in vessels and dollar based capitalization between our parent company and our foreign subsidiaries.
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

     One or more of these factors may change; in response, we may choose to use financial instruments to hedge risks of currency fluctuations with regards to our revenue and costs of operations. We periodically enter into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. These hedging relationships were formally documented at inception and the contracts have been and continue to be highly effective. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. At December 31, 2009, we had forward currency contracts on two vessels under construction. As of February 2010, we had taken delivery of the new build vessels and had terminated the associated foreign currency contracts.
     We also have an interest rate swap agreement for a portion of the Facility Agreement that has fixed the interest rate at 4.145% on $100.0 million of the Facility. The interest rate swap is accounted for as a cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet also contains “cash flow hedges,” in the liability section reflecting the fair value of the interest rate swaps, which was $7.9 million at September 30, 2010. For the nine months ended September 30, 2010 a loss of $2.0 million has been reclassified from other comprehensive income to interest expense. We expect to reclassify $3.3 million of deferred loss on the interest rate swaps to interest expense during the next 12 months, based on current interest rates.
     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.
Off-Balance Sheet Arrangements
     We have evaluated our off-balance sheet arrangements, and have concluded that we do not have any material relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulations S-K). Based on this evaluation we believe that no disclosures relating to off-balance sheet arrangements are required.
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

•
uncertainties and risks relating to or caused by the April 2010 explosion and fire on a deepwater U.S. Gulf of Mexico drilling rig, the resulting losses and the effects of regulations associated with the lifting of the moratorium on deepwater drilling,

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
     We cannot assure you that we have accurately identified and properly weighed all of the factors that affect market conditions and demand for our vessels, that the information on which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct, or that the strategy based on that analysis will be successful.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of September 30, 2010, the fair value of these notes, based on quoted market prices, was approximately $163.4 million compared to a carrying amount of $159.7 million.
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
     Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective for the period covered by the report, ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     The following risk factor changed since the Company previously disclosed the risk factor in Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on July 29, 2010.
Recent Events in the U.S. Gulf of Mexico Have Adversely Impacted and Are Likely to Continue to Adversely Impact Our Operations and Financial Condition.
     On April 20, 2010, an explosion and fire on a deepwater U.S. Gulf of Mexico drilling rig resulted in 11 deaths, multiple personal injuries, significant property damage and the release of hydrocarbons that resulted in significant pollution and contamination. In May 2010, the U.S. Department of Interior issued a memorandum imposing a temporary moratorium on deepwater drilling on the outer continental shelf. This moratorium was lifted on October 12, 2010, subject, however, to new standards, requirements and regulations that must be complied with before drilling can commence. Additionally, the President has appointed a commission that is studying the causes of the catastrophe for the purpose of recommending to the President what legislative or regulatory measures should be taken in order to minimize the possibility of a recurrence of a disastrous oil spill.
     The catastrophe and moratorium have significantly and adversely disrupted oil and gas exploration and development activities in the U.S. Gulf of Mexico. It remains uncertain what impact the incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers, governmental agencies, or other industry participants in response to the incident. In addition, we cannot predict whether any possible changes in regulations would affect only deepwater drilling or all operations in the U.S. Gulf of Mexico or would also affect drilling and operations in other regions around the world in which we operate. At this time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting oil and gas drilling and exploration activities in the U.S. Gulf of Mexico, or potentially drive a substantial portion of drilling and operation activity out of the U.S. Gulf of Mexico. There is uncertainty as to whether Congress will repeal the $75.0 million limitation for non-reclamation liability under the Oil Pollution Act of 1990 and revise penalties for pollution liabilities, broaden liability under the Jones Act and Death on the High Seas Act, and restrict certain rights to limit liability of a vessel owner under the Limitations of Liability Act of 1851. Significant changes in these laws could have a material adverse effect on our business.
     The disruption in oil and gas exploration activities from the moratorium had a material adverse impact on our U.S. Gulf of Mexico drilling support operations in the second and third quarters of 2010; even with the lifting of the moratorium, we expect further adverse impact to continue through the fourth quarter of 2010 and into 2011. Announced and anticipated changes in laws and regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance, and decisions by customers, governmental agencies, or other industry participants could further reduce demand for our services or increase our costs of operations. This could further increase the adverse impact on our financial condition and operating results, but we cannot reasonably or reliably estimate to what extent such changes will occur, when they will occur, or how severely they will impact us.
     We currently have a portion of our U.S. fleet involved in the clean-up efforts in the Gulf of Mexico, and these vessels continue to be released into a more restricted and more competitive market in the U.S. Gulf of Mexico. We may attempt to relocate these vessels to other locations in the Americas if more profitable opportunities arise outside the U.S. Gulf of Mexico; however, no assurance can be given that our vessels can be relocated outside the U.S. Gulf of Mexico, or can relocate more profitably than in the U.S. Gulf of Mexico. As a result of the incident in the U.S. Gulf of Mexico and the subsequent issues regarding drilling in the region, our competitors could redeploy their vessels into other regions in which we operate, which would increase the competition in that area, potentially resulting in lowered profit margins. In addition, our customers may seek to renegotiate the terms of their contracts or avoid their obligations under the contracts, both of which could adversely affect our business, financial condition and results of operations.
     On July 14, 2010, we were named as one of several vessel owner/operator defendants, among other defendants, in litigation pertaining to firefighting and other vessel activities associated with the April catastrophe. On October 12, 2010, we were dismissed from this litigation. Although we have no knowledge of any other litigation or claims against us relating to the recent events in the U.S. Gulf of Mexico, no assurance can be given that we will not be involved in other litigation or claims in the future or that they will not have a material adverse effect on our financial condition or results of operation.

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
Quintin V. Kneen
Executive Vice President & Chief Financial Officer
Date: October 27, 2010

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010.

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	Executive Nonqualified Excess Plan Document	Filed herewith

10.2	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010	Filed herewith

10.3	Form of the Executive Nonqualified Excess Plan and Nonqualified Plan Participation Agreement	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q. V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Filed herewith