Form 10-K
period 2010-12-31
GULFMARK OFFSHORE INC
filed 2011-02-24
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
   ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐
   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☑  No ☐
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑  Accelerated filer  ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)  Smaller Reporting Company  ☐
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $603,266,667, calculated by reference to the closing price of $26.20 for the registrant’s common stock on the New York Stock Exchange on that date.
   Number of shares of Class A common stock outstanding as of February 23, 2011: 26,031,962
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.
Exhibit Index Located on Page 78

		Page

PART I
Items 1 and 2.	Business and Properties	3
	Reorganization	3
	General Business	3
	The Company	4
	Worldwide Fleet	5
	Operating Segments	10
	Other	13
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	23
Item 3.	Legal Proceedings	23
Item 4.	(Removed and Reserved)	23

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	71

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions, and Director Independence	71
Item 14.	Principal Accounting Fees and Services	71

PART IV
Item 15.	Exhibits, Financial Statement Schedules	72
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEMS 1. and 2. Business and Properties
REORGANIZATION
     GulfMark Offshore, Inc., a Delaware corporation, was incorporated in 1996. On February 24, 2010, GulfMark Offshore, Inc., (“Old GulfMark”) merged with and into its wholly owned subsidiary, New GulfMark Offshore, Inc., a Delaware corporation (“New GulfMark”), pursuant to an agreement and plan of reorganization, dated as of October 14, 2009 (the “Reorganization Agreement”), with New GulfMark as the surviving corporation (such transaction, the “Reorganization”). The Reorganization was adopted by the requisite vote of stockholders at a special meeting of the stockholders of Old GulfMark on February 23, 2010. Under the U.S. maritime and vessel documentation laws, commonly referred to as the Jones Act, only those vessels that are owned and managed by U.S. citizens (as determined by those laws) and are built in and registered under the laws of the United States are allowed to transport merchandise and passengers for hire in U.S. territorial waters, otherwise known as “Coastwise Trade”. The Reorganization was designed to prevent certain situations from occurring that could jeopardize the Company’s eligibility as a U.S. citizen under the Jones Act and, therefore, its ability to engage in Coastwise Trade. At the effective time of the Reorganization, New GulfMark changed its name from “New GulfMark Offshore, Inc.” to “GulfMark Offshore, Inc”. The business, operations, assets and liabilities of New GulfMark immediately after the Reorganization were the same as business, operations, assets and liabilities of Old GulfMark immediately prior to the Reorganization.
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
     We have the following operating segments: the North Sea (“N. Sea”), Southeast Asia (“SEA”) and the Americas. Our chief operating decision maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate our performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results” included in Part II, Item 7, and Note 14 to our Consolidated Financial Statements included in Part II, Item 8.
     Our principal executive offices are located at 10111 Richmond Avenue, Suite 340, Houston, Texas 77042, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and current reports, proxy statements and other information with the SEC. This annual report on Form 10-K for the year ended December 31, 2010 includes as exhibits all required Sarbanes-Oxley Act Section 302 certifications by our CEO and CFO regarding the quality of our public disclosure. In addition, our CEO certifies annually to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporation governance listing standards. Our SEC filings are available free of charge to the public over the internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

THE COMPANY
Offshore Marine Services Industry Overview
     Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms and related infrastructure, and substantially all of our revenue is derived from providing these services. This industry employs various types of vessels, referred to broadly as offshore support vessels, or OSVs, that are used to transport materials, supplies and personnel, and to move and position drilling structures. Offshore marine service providers are employed by oil and natural gas companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the U.S. Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia and offshore Trinidad, the Persian Gulf and the Mediterranean Sea. The industry is relatively fragmented, with more than 20 major participants and numerous smaller regional competitors. We currently operate a fleet of 88 OSVs in the following regions: 37 vessels in the North Sea, 15 vessels offshore Southeast Asia, and 36 vessels offshore the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification OSV fleets and our owned vessels have an average age of approximately eight years.
     Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. The characteristics and current marketing environment in each region are discussed later in greater detail. Our strongest markets in recent years have been in the Southeast Asia region and in the Americas components of Brazil, Mexico and Trinidad. The North Sea region has experienced weak spot but strengthened long-term market conditions. Currently, our most challenging market is in the U.S. Gulf of Mexico, a component of the Americas segment, where several factors have decreased profitability and have made the area highly competitive. In the later half of 2009 and continuing in early 2010, natural gas commodity prices suffered declines compared to the previous couple of years. The lower prices had already affected drilling activity in the U.S. Gulf of Mexico when, in April 2010, a catastrophic fire and explosion sank a deepwater drilling rig and precipitated a major oil spill (the “Macondo Incident”). The Macondo Incident effectively shut down drilling in the U.S. Gulf of Mexico due both to oil spill cleanup efforts and a drilling moratorium. Although the cleanup was largely completed in August 2010 and the moratorium was lifted in October 2010, drilling activity has not recovered in the area and new government regulations continue to limit the possibility of a recovery in the near future. We continue to evaluate the market conditions in each region, and the potential impact these conditions may have on our business.
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

WORLDWIDE FLEET
     In addition to the vessels we own, we manage a number of vessels for third-party owners, providing support services ranging from chartering assistance to full operational management. Although these managed vessels provide limited direct financial contribution, the added market presence can provide a competitive advantage for the manager. The following table summarizes the overall owned, managed and total fleet changes since December 31, 2009:

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2009	73	19	92

New Build Program	3	-	3
Vessel Reductions	-	(5)	(5)
Vessel Dispositions	(2)	-	(2)

December 31, 2010	74	14	88

New Build Program	-	-	-
Vessel Reductions	-	-	-
Vessel Dispositions	-	-	-

February 24, 2011	74	14	88

Vessel Classifications
     Offshore support vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are not rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:
•
Anchor Handling, Towing and Support Vessels (AHTSs) are used to set anchors for drilling rigs and to tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower, or BHP, are referred to as small AHTSs (SmAHTSs) while AHTSs in excess of 10,000 BHP are referred to as large AHTSs (LgAHTSs). The most powerful North Sea class AHTSs have upwards of 25,000 BHP. All of our AHTSs can also function as PSVs.

•
Platform Support Vessels (PSVs) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150 to 200 feet. Large PSVs (LgPSVs) typically range up to 300 feet in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of servicing construction support.

•
Fast Supply or Crew Vessels (FSVs/Crewboat) transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100 to 120 feet in length, and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130 to 185 feet in length, and can be longer with greater cargo carrying capacities. Vessels in the larger category are also called fast support vessels (FSVs). They are used primarily to transport cargo on a time-sensitive basis.

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

•	Utility Vessels are typically 90 to 150 feet in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions.
     The following table summarizes our owned vessel fleet by classification and by region:

Owned Vessels by Classification
	AHTS		PSV		FSV/Crewboat
Region	AHTS	SmAHTS	LgPSV	PSV	FSV	Crew	SpV	Total

North Sea	3	-	19	2	-	-	1	25
Southeast Asia	8	3	2	1	-	-	-	14
Americas	3	-	3	20	4	4	1	35

	14	3	24	23	4	4	2	74

New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations
Vessel Construction and Acquisitions
     In 2007, we committed with Aker Yards ASA to build two new PSVs with double hull and various environmental enhancements. The first vessel was delivered in November 2009 and the second vessel was delivered in February 2010.
     Also in 2007, we entered into agreements with two shipyards to construct five vessels. Bender Shipbuilding & Repair Co., Inc. (“Bender”), a Mobile, Alabama based company, was contracted to build three PSVs and Gdansk Shiprepair Yard “Remontowa” SA, a Polish company, was contracted to build two AHTS vessels. In March 2009, we notified Bender that it was in default under our contract as a result of non-performance. We determined that we had a material impairment and recognized a charge of $46.2 million in the first quarter of 2009 relating to the construction in progress recorded under this contract. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 for more information. The first Remontowa vessel was completed and delivered in the second quarter of 2010, and the second vessel was completed and delivered in the third quarter of 2010. Both vessels were deployed to our Southeast Asia region.
     During 2010, we took delivery of three vessels that were under construction at December 31, 2009. We have no vessels currently under construction.

Vessel Additions Since December 31, 2009
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Delivered

North Purpose	N. Sea	PSV	2010	284	10,738	4,850	Feb-10
Sea Valiant	SEA	AHTS	2010	230	10,188	2,301	Jun-10
Sea Victor	SEA	AHTS	2010	230	10,188	2,301	Jul-10
Foreign Currency Contracts Related to Construction Contracts
     When applicable, we enter into forward currency contracts to minimize our foreign currency exchange risk related to the construction of new vessels. During 2007, we entered into a series of forward currency contracts relative to future milestone payments for the construction of Keppel vessels, all of which were delivered prior to December 31, 2009, and the two Aker Yards vessels described above. These contracts were closed in early 2010 when the last Aker Yards vessel was delivered under the construction contract. As of December 31, 2010, we had no open foreign currency contracts.
Vessel Divestitures/ Vessels Held For Sale (Laid Up)
     In the second quarter of 2010, we sold one of our Americas vessels and recorded a $0.1 million loss. At the end of the third quarter of 2010, we sold one of our North Sea vessels and recorded a $5.2 million gain. As of February 24, 2011, we have one vessel that is held for sale and is not included in our fleet numbers.

Vessels Sold Since December 31, 2009
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Sold

North Traveller	N. Sea	LgPSV	1998	221	5,450	3,115	Sep-10
Seapower	Americas	SpV	1974	222	7,040	1,205	Apr-10

Vessels Held for Sale (Laid Up)
			Year	Length
Vessel	Region	Type	Built	(feet)	BHP	DWT

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350
Maintenance of Our Vessels and Drydocking Obligations
     In addition to repairs, we are required to make expenditures for the certification and maintenance of our vessels, and those expenditures typically increase with age. The demands of the market, the expiration of existing contracts, the start of new contracts, and customer preferences influence the timing of drydocks. Our drydocking expenditures for 2010 were $22.2 million. We anticipate approximately $16.7 million in drydocking expenditures in 2011.
Vessel Listing
     Currently, we operate a fleet of 88 vessels. Of these vessels, 74 are owned by us (see table below, which excludes laid up vessels and the 14 vessels we manage for other owners).

Owned Vessel Fleet
			Year	Length
Vessel	Region	Type (a)	Built	(feet)	BHP (b)	DWT (c)	Flag

Highland Bugler	N. Sea	LgPSV	2002	221	5,450	3,115	UK
Highland Champion	N. Sea	LgPSV	1979	265	4,800	3,910	UK
Highland Citadel	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Eagle	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Fortress	N. Sea	LgPSV	2001	236	5,450	3,200	UK
Highland Monarch	N. Sea	LgPSV	2003	221	5,450	3,115	UK
Highland Navigator	N. Sea	LgPSV	2002	275	9,600	4,250	Panama
Highland Pioneer	N. Sea	LgPSV	1983	224	5,400	2,500	UK
Highland Prestige	N. Sea	LgPSV	2007	284	10,767	4,993	UK
Highland Pride	N. Sea	LgPSV	1992	265	6,600	3,080	UK
Highland Rover(d)	N. Sea	LgPSV	1998	236	5,450	3,200	Panama/UK
Highland Star	N. Sea	LgPSV	1991	265	6,600	3,075	UK
North Challenger	N. Sea	LgPSV	1997	221	5,450	3,115	Norway
North Mariner	N. Sea	LgPSV	2002	275	9,600	4,400	Norway
North Promise	N. Sea	LgPSV	2007	284	10,767	4,993	Norway
North Stream	N. Sea	LgPSV	1998	276	9,600	4,585	Norway
North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Norway
North Vanguard	N. Sea	LgPSV	1990	265	6,600	4,000	Norway
North Purpose	N. Sea	PSV	2010	284	10,738	4,850	Norway
Highland Trader	N. Sea	LgPSV	1996	221	5,450	3,115	UK
Highland Courage	N. Sea	AHTS	2002	260	16,320	2,750	UK
Highland Valour	N. Sea	AHTS	2003	260	16,320	2,750	UK
Highland Endurance	N. Sea	AHTS	2003	260	16,320	2,750	UK
Highland Prince	N. Sea	PSV	2009	284	10,738	4,850	UK
Highland Spirit	N. Sea	SpV	1998	202	6,000	1,800	UK

Highland Guide	SEA	LgPSV	1999	218	4,640	2,800	Panama
Highland Legend	SEA	PSV	1986	194	3,600	1,442	Panama
Highland Drummer	SEA	LgPSV	1997	221	5,450	3,115	Panama
Sea Apache	SEA	AHTS	2008	250	10,700	2,700	Panama
Sea Cheyenne	SEA	AHTS	2007	250	10,700	2,700	Panama
Sea Guardian	SEA	SmAHTS	2006	191	5,150	1,500	Panama
Sea Intrepid	SEA	SmAHTS	2005	191	5,150	1,500	Panama
Sea Sovereign	SEA	SmAHTS	2006	230	5,500	1,800	Panama
Sea Supporter	SEA	AHTS	2007	225	7,954	2,360	Panama
Sea Choctaw	SEA	AHTS	2008	250	10,700	2,700	Panama
Sea Cherokee	SEA	AHTS	2009	250	10,700	2,700	Panama
Sea Comanche	SEA	AHTS	2009	250	10,700	2,700	Panama
Sea Valiant	SEA	AHTS	2010	213	10,188	2,301	Panama
Sea Victor	SEA	AHTS	2010	213	10,188	2,301	Panama

Austral Abrolhos(e)	Americas	SpV	2004	215	7,100	2,000	Brazil
Highland Scout	Americas	LgPSV	1999	218	4,640	2,800	Panama
Highland Piper	Americas	LgPSV	1996	221	5,450	3,115	Panama
Highland Warrior	Americas	LgPSV	1981	265	5,300	4,049	Panama
Sea Kiowa	Americas	AHTS	2008	250	10,700	2,700	Panama
Coloso	Americas	AHTS	2005	199	5,916	1,674	Mexico
Titan	Americas	AHTS	2005	199	5,916	1,674	Mexico

Owned Vessel Fleet
			Year	Length
Vessel	Region	Type (a)	Built	(feet)	BHP (b)	DWT (c)	Flag

Orleans	Americas	PSV	2004	210	6,342	2,586	USA
Bourbon	Americas	PSV	2004	210	6,342	2,586	USA
Royal	Americas	PSV	2004	210	6,342	2,586	USA
Chartres	Americas	PSV	2004	210	6,342	2,586	USA
Iberville	Americas	PSV	2004	210	6,342	2,586	USA
Bienville	Americas	PSV	2005	210	6,342	2,586	USA
Conti	Americas	PSV	2005	210	6,342	2,586	USA
St. Louis	Americas	PSV	2005	210	6,342	2,586	USA
Toulouse	Americas	PSV	2005	210	6,342	2,586	USA
Esplanade	Americas	PSV	2005	210	6,342	2,586	USA
First and Ten	Americas	PSV	2007	190	3,894	1,860	USA
Double Eagle	Americas	PSV	2007	190	3,894	1,860	USA
Triple Play	Americas	PSV	2007	190	3,894	1,860	USA
Grand Slam	Americas	PSV	2007	190	3,894	1,860	USA
Sailfish	Americas	Crew	2007	176	7,200	307	USA
Slam Dunk	Americas	PSV	2008	190	3,894	1,860	USA
Touchdown	Americas	PSV	2008	190	3,894	1,860	USA
Hat Trick	Americas	PSV	2008	190	3,894	1,860	USA
Slap Shot	Americas	PSV	2008	190	3,894	1,860	USA
Homerun	Americas	PSV	2008	190	3,894	1,860	USA
Knockout	Americas	PSV	2008	190	3,894	1,860	USA
Hammerhead	Americas	FSV	2008	181	7,200	543	USA
Bluefin	Americas	Crew	2008	165	7,200	337	USA
Albacore	Americas	Crew	2008	165	7,200	337	USA
Mako	Americas	FSV	2008	181	7,200	543	USA
Swordfish	Americas	Crew	2009	176	7,200	307	USA
Blacktip	Americas	FSV	2009	181	7,200	543	USA
Tiger	Americas	FSV	2009	181	7,200	543	USA
          The table above does not include the managed vessels or those vessels being held for sale.
(a)	Legend: LgPSV — Large platform supply vessel
PSV — Platform supply vessel
AHTS — Anchor handling, towing and supply vessel
SmAHTS — Small anchor handling, towing and supply vessel
SpV — Specialty vessel, including towing and oil spill response
FSV – Fast Supply Vessel
Crew – Crewboats
(b)	Brake horsepower.

(c)	Deadweight tons.

(d)
The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2007 and amended in 2008. The charterer may purchase the vessel based on a stipulated formula on each; October 1, 2012; April 1, 2015; and October 1, 2016 provided 120 days notice has been given by the charterer.

(e)
The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates April 29, 2016, at a purchase price in the first year of approximately $26.8 million declining to an adjusted purchase price of approximately $12.9 million in the thirteenth year.

OPERATING SEGMENTS
The North Sea Operating Segment

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2009	25	17	42

New Build Program	1	-	1
Vessel Reductions	-	(5)	(5)
Vessel Dispositions	(1)	-	(1)

December 31, 2010	25	12	37

New Build Program	-	-	-
Vessel Reductions	-	-	-
Vessel Dispositions	-	-	-

February 24, 2011	25	12	37

Market and Segment Overview
     We define the North Sea market as offshore Norway, Denmark, the Netherlands, Germany, Great Britain, Ireland, the Faeroes Islands and Greenland. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and some long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major and state-owned oil and natural gas companies) in large part because of the significant financial commitment required. However, in recent years, a number of independent operators have established operating bases in the region, thus diversifying the customer base. Projects in the North Sea tend to be fewer in number but larger in scope, with longer planning horizons than projects in regions with less demanding environments. Due to these factors, vessel demand in the North Sea has historically been more stable and less susceptible to abrupt swings than vessel demand in other regions.
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
     There was a transformation in the customer base in the region that began in 2003 as the major oil and natural gas companies disposed of prospects and mature producing properties in the North Sea to independent oil and natural gas companies. The independent companies typically had smaller capital expenditure budgets and shorter horizons that resulted in a decline in the number of long-term contracts and a corresponding increase in the number of vessels working in the spot market.
     Starting in late 2004 and continuing through early 2008, there was an increase in the number of large projects and long-term charters resulting from new reserve discoveries, an opening of portions of the Barents Sea to exploration activities by the Norwegian government, and a significant improvement in industry fundamentals. These actions triggered the building of a number of new vessels. In mid-2008, the outlook for the global economy became negative and worldwide energy demand forecasts declined. These factors resulted in a noticeable decrease in activity during 2009 and in the early part of 2010. However, exploration and development spending in the North Sea region is expected to increase throughout 2011 and 2012, increasing offshore drilling and subsea construction activity and demand for vessel services in this region.
The Southeast Asia Operating Segment

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2009	12	1	13

New Build Program	2	-	2
Vessel Reductions	-	-	-
Vessel Dispositions	-	-	-

December 31, 2010	14	1	15

New Build Program	-	-	-
Vessel Reductions	-	-	-
Vessel Dispositions	-	-	-

February 24, 2011	14	1	15

Market and Segment Overview
     The Southeast Asia market is defined as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China, then south to Australia and east to the Pacific Islands. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand, Australia, New Zealand and Vietnam. Traditionally, the design requirements for vessels in this market were generally similar to the requirements of the shallow water U.S. Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand and the technical requirements for vessels. All vessels based out of the region are supported through our onshore bases in Singapore and Malaysia.
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
     During 2010, we took delivery of two vessels that were built in Poland. See further discussion under Vessel Construction and Acquisitions on page 6.
Market Development
     Vessels in this market are often smaller than those operating in areas such as the North Sea. However, the varying weather conditions, annual monsoons, severe typhoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete, each suited for a particular set of operating parameters. Vessels designed for the U.S. Gulf of Mexico and other areas, where moderate weather conditions prevail have historically made up the bulk of the vessels in the Southeast Asia market. Demand for larger, newer and higher specification vessels has developed in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels. This development led us to mobilize several vessels from the North Sea into this region from 2002 to 2007, to meet the changing market. North Sea vessels are larger than the typical vessels of the region. During the last five years, we have sold 11 of our older vessels serving Southeast Asia and have taken delivery of 12 new vessels.
     Changes in supply and demand dynamics have led, at times, to an excess number of vessels in other geographic markets. It is possible that vessels currently located in the Arabian/Persian Gulf area, Africa or the U.S. Gulf of Mexico could relocate to the Southeast Asia market; however, not all vessels currently located in those regions would be able to operate in Southeast Asia and oil and natural gas operators in this region are continuing to demand newer, higher specification vessels. As with many other regions, Southeast Asia is suffering from the economic downturn, with many vessels lying idle awaiting work.

The Americas Operating Segment

	Owned	Managed	Total
	Vessels	Vessels	Fleet
December 31, 2009	36	1	37

New Build Program	-	-	-
Vessel Reductions	-	-	-
Vessel Dispositions	(1)	-	(1)

December 31, 2010	35	1	36

New Build Program	-	-	-
Vessel Reductions	-	-	-
Vessel Dispositions	-	-	-

February 24, 2011	35	1	36

Market and Segment Overview
     We define the Americas market as offshore North, Central and South America, specifically including the United States, Mexico, Trinidad and Brazil. Most of our vessels operate in the deepwater areas of the U.S. Gulf of Mexico where we have a significant position. However, during 2010, primarily as a result of the substantially reduced drilling activity in the U.S. Gulf of Mexico as a result of the Macondo Incident and subsequent tightening of U.S. government regulations, we transferred seven vessels to Brazil, Mexico and Trinidad to work on long term contracts. We moved two additional vessels from the U.S. Gulf of Mexico to Trinidad in the first quarter of 2011. All vessels based in the Americas are supported from our onshore bases in St. Rose and Youngsville, Louisiana; Trinidad; Macae, Brazil; and Paraiso, Mexico.
U.S. Gulf of Mexico
     Drilling in the U.S. Gulf of Mexico can be divided into two sectors: the shallow waters of the continental shelf and the deepwater areas. Deepwater drilling is generally considered to be in water depths in excess of 1,000 feet. The continental shelf has been explored since the late 1940s and the existing infrastructure and knowledge of this sector allows for incremental drilling costs to be on the lower end of the range of worldwide offshore drilling costs. A resurgence of deepwater drilling began in the 1990s as advances in technology made this type of drilling economically feasible. Deepwater drilling is on the higher end of the cost range, and the substantial costs and long lead times required in this type of drilling make it less susceptible to short-term fluctuations in the price of crude oil and natural gas. Although the activity level of deepwater drilling had been increasing, the Macondo Incident resulted in a drilling moratorium. This moratorium was specifically centered around “deepwater” drilling, but effectively stopped all developmental drilling. The moratorium was lifted in October 2010, but more restrictive U.S. government regulations have continued to affect drilling operations. As a result, we made the decision to move a number of vessels out of the U.S. Gulf of Mexico to other markets in the Americas region in an effort to increase our vessel utilization. We expect activity in the U.S. Gulf of Mexico to resume and we remain positive about its future potential. As a result, a number of our modern DP-2 vessels remain in the U.S. Gulf of Mexico, some under long term contracts, and others in the spot market.
     In general, the U.S. Gulf of Mexico remains a protected market. The Jones Act requires that all vessels engaged in Coastwise Trade in the U.S. (which includes vessels servicing rigs and platforms in U.S. waters within the Exclusive Economic Zone), must be owned and managed by U.S. citizens, and be built in and registered under the laws of the United States. For more information see “Reorganization” and “Other—Government and Environmental Regulation— Maritime Regulations” in our “Business and Properties” included in this Part I, Items 1 and 2.
Brazil
     The Brazilian government presently permits private investment in the petroleum business and the early bid rounds for certain offshore concessions resulted in extensive commitments by major international oil companies and consortia of independents, many of whom have explored and are likely to continue to explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTSs and PSVs in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. Petrobras, the Brazilian national oil company, as well as several international independents, continue to expand operations and announce discoveries. This expansion has created additional demand for offshore support vessels in the area and in 2010, we transferred four vessels from the U.S. Gulf of Mexico to work in Brazil under long term contracts. Looking forward, we expect continued growth in the area and we will continue to be active in bidding offshore support vessel opportunities as they develop.

     Currently, we operate nine vessels in Brazil, including a Brazilian built and flagged vessel. We have four PSVs, three LgPSVs and two AHTSs operating in the area under contracts of varying lengths, the earliest of which began in 1990 and the most recent of which began in the fourth quarter of 2010 under a multi-year contract. In May 2010, we sold one of the oldest vessels in our fleet, the SPV SeaPower for work outside our industry.
Mexico
     Since 2005, we have operated two AHTSs offshore Mexico on five-year primary-term contracts with Pemex, Mexico’s national oil company, that originally expired in February 2010. We recently entered into new long-term contracts with Pemex for these AHTSs. In addition, during 2010, we moved a crew boat into the area from the U.S. Gulf of Mexico on a long term contract with Pemex, bringing our vessel count in Mexico to three. Mexico could be a potentially large market for expanded deepwater activity, provided the government can develop a methodology for operations with non-Mexican international oil companies that works within its constitutional constraints. We will continue to actively bid into the area when opportunities arise.
Trinidad
     In Trinidad, we are supporting a significant drilling campaign for an international operator with five PSVs and three FSVs. During 2010, we moved two vessels into the area from the U.S. Gulf of Mexico, and two additional vessels moved during the first quarter of 2011. These vessels are all working on term charters with international clients. Given recent licensing and exploration activity in nearby locations, including Suriname and Guyana, we expect to see vessel support requirements operating from a Trinidad base for the foreseeable future.
OTHER
Seasonality
     Operations in the North Sea are generally at their highest levels from April through August and at their lowest levels from December through February primarily due to lower construction activity and harsh weather conditions affecting the movement of drilling rigs and delivery to offshore platforms. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The monsoon season for a specific Southeast Asian location is generally about two months. Activity in the U.S. Gulf of Mexico is often lower during the North Atlantic hurricane season of June through November because fewer drilling rigs meet the enhanced regulatory requirements for operating in the U.S. Gulf of Mexico that are in effect during the period. Operations in any market may, however, be affected by seasonality often related to unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.
Fleet Availability
     A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract as of February 23, 2010 and February 24, 2011:

	As of February 24, 2011		As of February 23, 2010
	2011	2012	2010	2011
	Vessel Days	Vessel Days	Vessel Days	Vessel Days
North Sea	75.5%	55.4%	72.5%	37.2%
Southeast Asia	49.8%	22.7%	71.1%	30.6%
Americas	56.0%	29.4%	43.8%	14.0%

Overall Fleet	61.3%	36.7%	58.4%	24.5%
     International vessel contracts are typically longer in duration and are generally only cancelable for non-performance. Domestic vessel contracts are typically shorter in duration and generally provide for other cancellation provisions, including termination for convenience.
Other Markets
     From time to time, we have contracted our vessels outside of our operating segment regions principally on short-term charters in offshore Africa and the Mediterranean region. We look to our core markets for the bulk of our term contracts; however, when the economics of a contract are attractive, or we believe it is strategically advantageous, we will operate our vessels in markets outside of our core regions. The operations of vessels in those markets are generally managed through our offices in the North Sea region.

Customers, Contract Terms and Competition
     Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and natural gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and natural gas companies and foreign government organizations. Generally, our contracts are industry standard time charters for periods ranging from a few days or months up to ten years. Contract terms vary and often are similar within geographic regions with certain contracts containing cancellation provisions and others containing non-cancelable provisions except for unsatisfactory performance by the vessel. No single customer accounted for 10 percent or more of our total consolidated revenue for the past three years.
     Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea region, multi-year charters have been more common and constitute a significant portion of that market. Term charters in the Southeast Asia region have historically been less common than in the North Sea and generally less than two years in length. Recently, however, consistent with the change in the demand in the region, Southeast Asia contract periods are extending out further in time. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters”. In the Americas, particularly in the U.S. Gulf of Mexico, charters vary in length from short term to multi-year periods, many with thirty day cancellation clauses. In Brazil, Mexico, and Trinidad, contracts are generally multi-year term contracts with cancellation provisions. We also have other contracts containing non-cancelable provisions except for unsatisfactory vessel performance. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.
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
     We compete with approximately a dozen competitors in the North Sea market and numerous small and large competitors in the Southeast Asia and Americas markets, some of which have significantly greater financial resources than we do. We compete principally on the basis of suitability of equipment, price and service. In the Americas region we benefit from the provisions of the Jones Act which limits vessels that can operate in the U.S. Gulf of Mexico to those with U.S. ownership. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies.
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
     Under the Jones Act, the privilege of transporting merchandise or passengers for hire in Coastwise Trade in U.S. territorial waters is restricted to only those Jones Act qualified vessels that are owned and managed by U.S. citizens and are built in and registered under the laws of the United States. A corporation is not considered a U.S. citizen unless:
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

     We are currently a U.S. citizen under these requirements, eligible to engage in Coastwise Trade. If we fail to comply with these U.S. citizen requirements, however, we would likely no longer be considered a U.S. citizen under the applicable laws. Such an event could result in our ineligibility to engage in Coastwise Trade, the imposition of substantial penalties against us, including seizure and forfeiture of our vessels, and the inability to register our vessels in the United States, each of which could have a material adverse effect on our financial condition and results of operations.
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
     The International Maritime Organization, or IMO, has made the regulations of the International Safety Management Code, or ISM Code, mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. IMO has also adopted the International Ship & Port Facility Security Code, or ISPS Code. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. We believe all of our vessels presently are certificated in accordance with ISPS Code. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations.
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
Insurance
In mid-2010, we reviewed our insurance coverage, specifically in light of the Macondo Incident. In particular, we assessed our coverage levels and limits for possible marine liabilities, including pollution, personal injury or death, and property damage. Our review did not result in any substantial adjustments to our coverages or limits.
Litigation
     We are not a party to any material pending regulatory litigation or other proceeding and we are unaware of any threatened litigation or proceeding, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.
Employees
     We have approximately 1,700 employees located principally in the United States, the United Kingdom, Norway, Southeast Asia, and Brazil. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for approximately 840 contract crew members who are members of two North Sea unions, under evergreen employment agreements. Wages are renegotiated annually in the second half of each year for the North Sea unions. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of those collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.
Properties
     Our principal executive offices are leased and located in Houston, Texas. We lease offices and, in most cases, warehouse facilities for our local operations. Offices for our Southeast Asia operating segment are located in Singapore and Kemaman, Terengganu, Malaysia. Offices for our North Sea operating segment are located in Aberdeen, Scotland and Sandnes, Norway. Offices for our Americas operating segment are located in Macae, Brazil; Paraiso, Mexico; and St. Rose, and Youngsville, Louisiana. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.
ITEM 1A. Risk Factors
     We rely on the oil and natural gas industry, and volatile oil and natural gas prices impact demand for our services.
     Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:
•	prevailing oil and natural gas prices;
•	expectations about future prices and price volatility;
•	cost of exploring for, producing and delivering oil and natural gas;
•	sale and expiration dates of available offshore leases;
•	demand for petroleum products;
•	current availability of oil and natural gas resources;
•	rate of discovery of new oil and natural gas reserves in offshore areas;
•	local and international political, environmental and economic conditions;
•	technological advances; and
•	ability of oil and natural gas companies to obtain leases, permits, or obtain funds for capital.
     The level of offshore exploration, development and production activity has historically been characterized by volatility. Prior to mid-2008, there was a period of high prices for oil and natural gas, and oil and gas companies increased their exploration and development activities. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future, such as occurred in late 2008, however, typically results in reduced exploration and development of offshore areas and a decline in the demand for our offshore marine services. Any such decrease in activity is likely to reduce our day rates and our utilization rates and, therefore, could have a material adverse effect on our financial condition and results of operations.
     An increase in the supply of offshore support vessels would likely have a negative effect on charter rates for our vessels, which could reduce our earnings.
     Charter rates for marine support vessels depend in part on the supply of the vessels. We could experience a reduction in demand as a result of an increased supply of vessels. Excess vessel capacity in the industry may result from:
•	constructing new vessels;
•	moving vessels from one offshore market area to another;
•	converting vessels formerly dedicated to services other than offshore marine services; or
•	declining offshore oil and gas drilling production activities.
     In the last ten years, construction of vessels of the types we operate has increased. The addition of new capacity of various types to the worldwide offshore marine fleet or declining offshore oil and gas drilling and production activities are likely to increase competition in those markets where we presently operate which, in turn, could reduce day rates, utilization rates and operating margins, which would adversely affect our financial condition and results of operations.
     Government regulation and environmental risks can reduce our business opportunities, increase our costs, and adversely affect the manner or feasibility of doing business.
     We and our customers are subject to extensive governmental regulation in the form of international conventions, federal, state and local laws and laws and regulations in jurisdictions where our vessels operate and are registered. The risks of incurring substantial compliance costs, liabilities and penalties for noncompliance are inherent in offshore marine services operations. Compliance with Jones Act, as well as with environmental, health, safety and vessel and port security laws can reduce our business opportunities and increase our costs of doing business. Additionally, these laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations and our customers. There can be no assurance that we can avoid significant costs, liabilities and penalties imposed on us as a result of government regulation in the future.
     We are subject to hazards customary for the operation of vessels that could adversely affect our financial performance if we are not adequately insured or indemnified.
     Our operations are subject to various operating hazards and risks, including:
•	catastrophic marine disaster;
•	adverse sea and weather conditions;
•	mechanical failure;
•	navigation errors;
•	collision;
•	oil and hazardous substance spills, containment and clean up;
•	labor shortages and strikes;
•	damage to and loss of drilling rigs and production facilities; and
•	war, sabotage, piracy and terrorism risks.
     These risks present a threat to the safety of our personnel and to our vessels, cargo, equipment under tow and other property, as well as the environment. We could be required to suspend our operations or request that others suspend their operations as a result of these hazards. In such event, we would experience loss of revenue and possibly property damage, and additionally, third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business.
     We maintain insurance coverage against substantially all of the casualty and liability risks listed above, subject to deductibles and certain exclusions. We have renewed our primary insurance program for the insurance year 2011-2012, and have negotiated terms for renewal of our 2012-2013 primary marine coverages. We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, and will be adequate to cover future claims that may arise.

     A substantial portion of our revenue is derived from our international operations and those operations are subject to foreign government regulation and operating risks.
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
     Our tax expense and effective tax rate on our worldwide earnings could be higher should there be changes in tax legislation in countries where we operate, should we lose our tonnage tax qualifications or tax exemptions and/or should we increase our operations in high tax jurisdictions where we operate.
     Our worldwide operations are conducted through our various subsidiaries. We are subject to income taxes in the United States and foreign jurisdictions. Any material changes in tax law and related regulations, tax treaties or their interpretations where we have significant operations could result in a higher effective tax rate on our worldwide earnings and a materially higher tax expense.
     For example, our North Sea operations based in the U.K. and Norway have special tax incentives for qualified shipping operations, commonly referred to as tonnage tax, which provides for a tax based on the net tonnage capacity of a qualified vessels, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. Norway enacted a new tonnage tax system in January 2007, subjecting us to ordinary corporate tax on accumulated untaxed shipping profits as of December 31, 2006. In February 2010, Norway’s Supreme Court ruled that the 2007 legislation to tax prior years’ profits was retroactive taxation and unconstitutional and, accordingly, in June 2010 Norway’s Minister of Finance published revised rules for the taxation of pre-2007 tonnage tax profits. The revised Norwegian rules provide a qualified tonnage tax company to choose one of two systems, or methods, to determine and pay tax on its untaxed shipping profits as of December 31, 2006. We have decided to elect the simplified tax system, which beginning in 2011 requires three equal annual installment payments of the tax that is calculated as ten percent (10%) of two-thirds of the untaxed tonnage tax profits. There is no guarantee that current tonnage tax regimes will not be changed or modified which could, along with any of the above mentioned factors, materially adversely affect our international operations and, consequently, our business, operating results and financial condition.
     Our U.K. and Norway tonnage tax companies are subject to specific disqualification triggers, which, if we fail to manage them, could jeopardize our qualified tonnage tax status in those countries. Certain of the disqualification events or actions are coupled with one or more opportunities to cure or otherwise maintain the tonnage tax qualification but not all are curable. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017, but there is no guarantee that extensions will be granted.
     Our operations in the United States increased with the Rigdon Acquisition in July 2008, and our income tax expense, or benefit, and effective tax rate are impacted by inclusion of related U.S. earnings, or losses, taxed at the combined U.S. federal and state tax rates. Additionally, our tax returns are subject to examination and review by the tax authorities in the jurisdictions in which we operate.
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
     Significant cost overruns or delays in connection with our vessel construction and repair projects would adversely affect our financial condition and results of operations. Significant delays could also result, under certain circumstances, in penalties under, or the termination of, long-term contracts under which our vessels operate. The demand for vessels we construct may diminish from anticipated levels, or we may experience difficulty in acquiring new vessels or obtaining equipment to fix our older vessels due to high demand, both circumstances which may have a material adverse effect on our revenues and profitability. Recent global economic issues may increase the risk of insolvency of ship builders and ship repairers, which could adversely affect the cost of new construction and the vessel repairs.
     Maintaining our current fleet size and configuration and acquiring vessels required for additional future growth require significant capital.
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
     Operations in the North Sea are generally at their highest levels during the months from April through August and at their lowest levels from December through February primarily due to lower construction activity and harsh weather conditions affecting the movement of drilling rigs. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The monsoon season for a specific Southeast Asian location is generally about two months. Activity in the U.S. Gulf of Mexico, like the North Sea, is often slower during the winter months when construction projects and other specialized jobs are most difficult, and during the hurricane season from June through November, although following a hurricane, activity may increase as there may be a greater demand for vessel services as repair and remediation activities take place. Operations in any market may be affected by seasonality often related to unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.
     We are subject to war, sabotage, piracy and terrorism risk.
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
     As a result of the Reorganization, our Class A common stock is now subject to certain transfer and ownership restrictions designed to protect our eligibility to engage in Coastwise Trade, including restrictions that limit the maximum permitted percentage of outstanding shares of Class A common stock that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum of 22 percent (collectively, the “Maritime Restrictions”). These Maritime Restrictions:
•	may cause the market price of our Class A common stock to be lower than the market price of our competitors who may not impose similar restrictions;
•	may result in transfers to non-U.S. citizens being void and ineffective and, thus, may impede or limit the ability of our shareholders to transfer or purchase shares of our Class A common stock;
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
     The Jones Act’s provisions restricting Coastwise Trade to vessels controlled by U.S. citizens may from time to time be circumvented by foreign interests that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for Coastwise Trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. There have also been attempts to repeal or amend the Jones Act, and these attempts are expected to continue. In addition, the Secretary of Homeland Security may suspend the citizenship requirements of the Jones Act in the interest of national defense. To the extent foreign competition is permitted from vessels built in lower-cost shipyards and crewed by non-U.S. citizens with favorable tax regimes and with lower wages and benefits, such competition could have a material adverse effect on domestic companies in the offshore service vessel industry subject to the Jones Act such as us.
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
     As long as shares of our Class A common stock remain outstanding, our chairman of the board and chief executive officer, by whatever title, must be U.S. citizens. In addition, our certificate of incorporation and bylaws specify that not more than a minority of directors comprising the minimum number of members of the Board of Directors necessary to constitute a quorum of the Board of Directors (or such other portion as the Board of Directors determines is necessary to comply with applicable law) may be non-U.S. citizens so long as shares of our Class A common stock remain outstanding. Our bylaws provide for similar citizenship requirements with regard to committees of the Board of Directors. As a result, we may be unable to allow a non-U.S. citizen, who would otherwise be qualified, to serve as a director or as our chairman of the board or chief executive officer.
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
     Climate change, climate change regulations and greenhouse gas effects may adversely impact our operations and markets.
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
     Financial risks relating to climate change are likely to arise from increasing legislation and regulation, as compliance with any new rules could be difficult and costly. U.S. federal legislation has been proposed in Congress to reduce GHG emissions. In addition, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions, which regulations have been challenged. Depending on the outcome of such Congressional legislation or EPA regulations, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the limitations. Our vessels also operate in foreign jurisdictions that are addressing climate changes by legislation or regulation. Unless and until Congressional legislation or EPA regulations are enacted and its terms are finalized, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete.
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
     The Macondo Incident resulted in 11 deaths, multiple personal injuries, significant property damage and the release of hydrocarbons that resulted in significant pollution and contamination. In May 2010, the U.S. Department of Interior issued a memorandum imposing a temporary moratorium on deepwater drilling on the outer continental shelf. This moratorium was lifted on October 12, 2010, subject, however, to new standards, requirements and regulations that must be complied with before drilling can commence. The catastrophe and moratorium have significantly and adversely disrupted oil and gas exploration and development activities in the U.S. Gulf of Mexico.
     On January 11, 2011, a federal commission appointed by the President released its report regarding the causes of the catastrophe and made recommendations as to what legislative or regulatory measures should be taken in order to minimize the possibility of a recurrence of a disastrous oil spill. It is currently unclear how any of these recommendations will be implemented and what impact they would have on oil and gas exploration and development activities in the U.S. Gulf of Mexico. It remains uncertain what impact the incident itself and the commission report may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers, governmental agencies, or other industry participants in response to the incident. In addition, we cannot predict whether any possible changes in regulations would affect only deepwater drilling or all operations in the U.S. Gulf of Mexico or would also affect drilling and operations in other regions around the world in which we operate. At this time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting oil and gas drilling and exploration activities in the U.S. Gulf of Mexico, or potentially eliminate a substantial portion of drilling and operation activity from the U.S. Gulf of Mexico. There is uncertainty as to whether Congress will repeal the $75.0 million limitation for non-reclamation liability under the Oil Pollution Act of 1990 and revise penalties for pollution liabilities, broaden liability under the Jones Act and Death on the High Seas Act, and restrict certain rights to limit liability of a vessel owner under the Limitations of Liability Act of 1851. Significant changes in these laws could have a material adverse effect on our business, financial condition and results of operation.
     The disruption in oil and gas exploration activities from the moratorium had a material adverse impact on our U.S. Gulf of Mexico drilling support operations in the second and third quarters of 2010, and, even with the lifting of the moratorium, continued through the fourth quarter of 2010. Announced and anticipated changes in laws and regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance, and decisions by customers, governmental agencies, or other industry participants could further reduce demand for our services or increase our costs of operations. This could further increase the adverse impact on our financial condition and operating results, but we cannot reasonably or reliably estimate to what extent such changes will occur, when they will occur, or how severely they will impact us.
     After cleanup efforts ceased, the portion of our U.S. fleet involved in the effort were released in a more restricted and more competitive market in the U.S. Gulf of Mexico. We have since relocated vessels to Brazil, Mexico and Trinidad where more profitable opportunities existed. However, as a result of the Macondo Incident and the subsequent issues regarding drilling in the region, our competitors could redeploy their vessels into other regions in which we operate, which would increase the competition in that area, potentially resulting in lowered profit margins. In addition, our customers may seek to renegotiate the terms of their contracts or avoid their obligations under the contracts, both of which could adversely affect our business, financial condition and results of operations.
     Although we have no knowledge of any litigation or claims against us relating to the recent events in the U.S. Gulf of Mexico, no assurance can be given that we will not be involved in litigation or claims in the future or that they will not have a material adverse effect on our financial condition or results of operation.

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
ITEM 4.  (Removed and Reserved)
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GLF”. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2010		2009
	High	Low	High	Low
Quarter ended March 31,	$29.77	$23.79	$28.36	$16.00
Quarter ended June 30,	$34.47	$24.56	$34.63	$25.12
Quarter ended September 30,	$30.95	$25.69	$33.49	$24.73
Quarter ended December 31,	$33.53	$29.25	$34.88	$25.84
     For the period from January 1, 2011 through February 23, 2011, the range of low and high sales prices of our common stock was $30.30 to $43.10, respectively. On February 23, 2011, the closing sale price of our Class A common stock as reported by the NYSE was $41.25 per share and there were 607 stockholders of record.
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

Performance Graph
     The following performance graph and table compare the cumulative return on our common stock to the Dow Jones Total Market Index and the Dow Jones Oilfield Equipment and Services Index for the periods indicated. The graph assumes (i) the reinvestment of dividends, if any, and (ii) the value of the investment of our common stock and each index to have been $100 at December 31, 2005.
Comparison of Cumulative Total Return

	2005	2006	2007	2008	2009	2010
GulfMark Offshore, Inc.	100	119	152	78	91	96
Dow Jones Total Market Index	100	116	123	77	96	110
Dow Jones Oilfield Equipment and Services Index	100	113	164	67	102	126

ITEM 6. Selected Consolidated Financial Data
     The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Part II, Item 7.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share amounts)
Operating Data:
Revenue	$359,766	$388,871	$411,740	$306,026	$250,921
Direct operating expenses	170,638	166,183	143,925	108,386	91,874
Drydock expense	22,182	15,696	11,319	12,606	9,049
General and administrative expenses	44,029	43,700	40,244	32,311	24,504
Depreciation and amortization	56,959	53,044	44,300	30,623	28,470
Impairment charge	97,665	46,247	-	-	-
Gain on sale of assets	(5,095)	(5,552)	(34,811)	(12,169)	(10,237)

Operating income (loss)	(26,612)	69,553	206,763	134,269	107,261
Interest expense	(21,693)	(20,281)	(14,291)	(7,923)	(15,648)
Interest income	985	377	1,446	3,147	1,263
Other income (expense), net	(126)	(1,153)	1,609	(298)	(95)
Income tax (provision) benefit (a)	12,701	2,087	(11,743)	(30,220)	(3,052)

Net income (loss)	$(34,745)	$50,583	$183,784	$98,975	$89,729

Amounts per common share (basic) (b):
Net income (loss)	$(1.36)	$2.01	$7.74	$4.41	$4.40

Weighted average common shares (basic)	25,519	25,151	23,737	22,435	20,377

Amounts per common share (diluted) (b):
Net income (loss)	$(1.36)	$1.99	$7.56	$4.29	$4.28

Weighted average common shares (diluted)	25,519	25,446	24,319	23,059	20,975

Statement of Cash Flows Data:
Cash provided by operating activities	$91,574	$171,045	$205,201	$128,577	$104,869
Cash used in investing activities	(53,857)	(68,199)	(186,787)	(175,383)	(28,300)
Cash provided by (used in) financing activities	(32,837)	(120,250)	56,754	373	(20,679)
Effect of exchange rate changes on cash	236	8,722	(14,526)	3,793	2,679
Other Data:
Adjusted EBITDA (c)	$127,760	$168,844	$251,063	$164,892	$135,731
Cash dividends per share	-	-	-	-	-
Total vessels in fleet as of year end (d)	88	92	94	61	60
Average number of owned or chartered vessels (e)	73.4	71.3	59.5	46.8	48.5

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$97,195	$92,079	$100,761	$40,119	$82,759
Vessels, equipment and other fixed assets, including construction in progress, net	1,194,200	1,204,416	1,169,513	754,000	571,989
Total assets	1,464,450	1,565,659	1,556,967	934,012	750,829
Long-term debt (f)	293,095	326,361	462,941	159,558	159,490
Total stockholders’ equity	945,957	987,468	854,843	676,091	541,428

(a)	See Note 7 to our “Consolidated Financial Statements – Income Taxes”, included in Part II, Item 8.

(b)	Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

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

     The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net income (loss)	$(34,745)	$50,583	$183,784	$98,975	$89,729
Interest expense	21,693	20,281	14,291	7,923	15,648
Interest income	(985)	(377)	(1,446)	(3,147)	(1,263)
Income tax provision (benefit)	(12,701)	(2,087)	11,743	30,220	3,052
Depreciation, amortization and impairment	154,624	99,291	44,300	30,623	28,470

EBITDA	127,886	167,691	252,672	164,594	135,636
Adjustments:
Cumulative effect of change in accounting principle	-	-	-	-	-
Debt refinancing costs	-	-	-	-	-
Other *	(126)	1,153	(1,609)	298	95

Adjusted EBITDA	$127,760	$168,844	$251,063	$164,892	$135,731

*	Includes foreign currency transaction adjustments.

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
Developing and maintaining a large, modern, diversified and technologically advanced fleet: Our fleet size, location and profile allow us to provide a full range of services to our customers from platform supply work to specialized floating, production, storage and offloading, or FPSO support, including anchor handling and remotely operated vehicle, or ROV, operations. We regularly upgrade our fleet to improve capability, reliability and customer satisfaction. We also seek to take advantage of attractive opportunities to acquire or build new vessels to expand our fleet. Since 2001, we have increased our owned fleet by more than 50 vessels through either new build programs or acquisitions. In addition, we have sold certain older vessels that no longer meet our objective of maintaining a modern, diversified and technologically advanced fleet. We believe our relatively young fleet, which requires less maintenance and refurbishment work during required drydockings than older fleets, allows for less downtime, resulting in more dependable operations for us and for our customers.
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
Focusing on attractive markets: We conduct our operations mainly in the North Sea, offshore Southeast Asia and offshore Americas markets. Our focus on these regions is driven by what we perceive to be higher barriers to entry, lower volatility of day rates (except in the Americas) and greater potential for increasing day rates in these markets than in other markets. Our operating experience in these markets has enabled us to anticipate and profitably respond to trends, such as the increasing demand for multi-function vessels, which we believe will be met through the additions we have made in the past few years to our North Sea and Southeast Asia fleets. In addition, we have the capacity under appropriate market conditions to alter the geographic focus of our operations to a limited degree by shifting vessels between our existing markets and by entering new markets as they develop economically and become more profitable.
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
General
     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 88 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At February 24, 2011, our active fleet includes 74 owned vessels and 14 managed vessels.
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
     Historically, we have collected appreciably all of our accounts receivable balances. At December 31, 2010 and 2009, respectively, we provided an allowance for doubtful accounts of $0.3 million for both years. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay, particularly in the event of deteriorating economic conditions. Since amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.
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
Long-Lived Assets, Goodwill and Intangibles
     Our long-lived tangible assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 2001 acquisition of Sea Truck Holding AS and the 1998 acquisition of Brovig Supply AS. Our identifiable intangible assets relate to the value assigned to customer relationships as a result of the Rigdon Acquisition. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually, for goodwill. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.
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
     In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the Macondo Incident, the resulting oil spill and the drilling moratorium. Based on the factors discussed above, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill existed, and accordingly we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge does not impact our liquidity or debt covenant compliance. See Note 2 to the Consolidated Financial Statements contained in Part II, Item 8.
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
Income Taxes
     The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under “tonnage tax” regimes having a ten year term and are renewable. Our U.K. regime was renewed in November 2010 for another ten years. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial structures continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.

     In late 2007, Norway enacted legislation that created a new tonnage tax system from January 2007 forward and repealed the previous tonnage tax regime effective December 31, 2006 resulting in mandatory exit from Norway’s tonnage tax system or payment of tax at 28% of accumulated untaxed pre-2007 profits. Accordingly, we recorded approximately $15.0 million Norwegian tax liability in 2007. Our liability for pre-2007 taxes was to be paid equally over ten years beginning in 2008. In February 2010 the Norway Supreme Court ruled the 2007 tax legislation to be unconstitutional retroactive taxation and we reversed our remaining tonnage tax liability and received a refund of the pre-2007 tonnage taxes that had been paid in 2008 and 2009, which resulted in our recording an approximately $15.0 million tax benefit in our 2010 tax provision. In June 2010, Norway’s Minister of Finance published revised rules for the taxation of pre-2007 tonnage tax profits permitting a qualified tonnage tax company to elect one of two systems, or methods, to determine and pay tax on its untaxed shipping profits as of December 31, 2006. We decided to elect the simplified tax system, which beginning in 2011 requires three equal annual installment payments of the tax that is calculated as ten percent (10%) of two-thirds of the untaxed tonnage tax profits. Under this system we recorded an approximately $4.9 million tax provision. The net result of the 2010 Norwegian tonnage tax law changes was a $10.1 million tax benefit recorded in our 2010 tax provision. Our liability to settle under the simplified tax system is included in our December 31, 2010 balance sheet as approximately $1.6 million current income tax payable and approximately $3.3 million as other long term payable. Annually the subsequent year’s cash installment is classified on our consolidated balance sheet as current income taxes payable, and the remainder is classified on our consolidated balance sheet as other income taxes payable.
     Our overall effective tax rate is substantially lower than the U.S. Federal statutory income tax rate because our Southeast Asia and North Sea operations are tonnage tax qualified shipping activities that are taxed at relatively low rates or that are otherwise tax exempt. Should our operational structure change or should the laws that created these shipping tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our consolidated financial statements. Additionally, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. Any such increase could cause volatility in the comparisons of our effective tax rate from period to period.
     U.S. foreign tax credits can be carried forward for ten years. We have $7.2 million of such foreign tax credit carryforwards that begin to expire in 2011. We also have certain foreign net operating loss carryforwards that result in net deferred tax assets of approximately $2.3 million for which we have established a valuation allowance. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be provided in the period such determination was made.
     Effective January 1, 2008, Mexico legislated a new revenue based tax, which in effect is an alternative minimum tax payable to the extent that the new revenue based tax exceeds the current income tax liability. These revenue based tax rates were 16.5% for 2008, 17% for 2009 and are 17.5% for 2010 and beyond. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 – 30%; 2013 – 29%; and 2014 and beyond - 28%.
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
Multi-employer Pension Obligation
     Certain current and former U.K. subsidiaries are participating in a multi employer retirement fund known as the Merchant Navy Officers Pension Fund (MNOPF). At December 31, 2010, we had $5.1 million accrued related to this liability, which reflects all obligations assessed by the fund’s trustee on the Company. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time. In addition, we have been advised by the trustee that as of March 31, 2009, the MNOPF was underfunded and as a result there is the potential that in the future participating employers will be assessed additional obligations to correct the underfunding. The amount and timing of additional potential future obligations depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, the number of participating employers, and the final method used in allocating the required contribution among participating employers.
Split-Dollar Life Insurance Plans
     Our President and Chief Executive Officer and our Executive Vice President – Operations each have split-dollar life insurance policies for which we pay the premiums, with a right to repayment of such premiums paid. We have also entered into a supplemental income plan, as amended in December 2010, with each covered individual to provide him with a cash amount equal to the premiums paid.
Off-Balance Sheet Arrangements
     We have evaluated our off-balance sheet arrangement, and have concluded that we do not have any material relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulations S-K). Based on this evaluation we believe that no disclosures relating to off-balance sheet arrangements are required.
Consolidated Results of Operations
Comparison of the Fiscal Years Ended December 31, 2010 and December 31, 2009
     Our consolidated revenue decreased from $388.9 million to $359.8 million, or $29.1 million, mainly due to lower day rates in all regions, partially offset by the increased capacity resulting from a full year for vessels added in 2009 and the three new vessels added in 2010. For the year ended December 31, 2010, we had a net loss of $34.7 million or $1.36 per diluted share, compared to net income of $50.6 million or $1.99 per diluted share for the year ended December 31, 2009.
     Day rates decreased 14.3% in 2010, from $18,388 in 2009 to $15,758 in 2010, contributing $48.2 million to the decrease in revenue. This decrease was offset by an increase in utilization from 81.4% in 2009 to 85.5% in 2010, increasing revenue by $3.0 million. In addition, the weakening of the U.S. Dollar contributed $3.0 million to the revenue increase. Capacity resulting from the overall net additions increased revenue by $13.1 million.

	Year Ended December 31,
			Increase
	2010	2009	(Decrease)
	(Dollars in thousands)
Average Rates Per Day Worked (a) (b):
North Sea (c)	$16,985	$19,930	$(2,945)
Southeast Asia	16,943	20,780	(3,837)
Americas	14,281	16,098	(1,817)
Overall Utilization (a) (b):
North Sea (c)	93.5%	88.8%	4.7%
Southeast Asia	84.7%	90.0%	(5.3%)
Americas	80.1%	73.3%	6.8%
Average Owned or Chartered Vessels (a) (d):
North Sea	25.1	24.8	0.3
Southeast Asia	13.0	11.5	1.5
Americas	35.3	35.0	0.3

Total	73.4	71.3	2.1

(a)	Includes all owned or bareboat chartered vessels. Managed vessels and vessels held for sale are not included.

(b)
Average rates per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)
Revenue for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US Dollar/GBP, US Dollar/NOK and US Dollar/Euro) for the periods indicated below. The North Sea based fleet also includes vessels working offshore India, offshore Africa and the Mediterranean.

	Year Ended December 31,
	2010	2009
$1 US=GBP	0.647	0.638
$1 US=NOK	6.036	6.244
$1 US=Euro	0.754	0.716
(d)	Adjusted for vessel additions and dispositions occurring during each period.
     Direct operating expenses increased by $4.5 million during 2010 mainly as a result in the net increase in fleet size compared to 2009. We recorded a $97.7 million dollar impairment of our goodwill during the second quarter of 2010 as a result of the deteriorating market conditions in the U.S. Gulf of Mexico. Drydock expense increased by $6.5 million from 2009 to 2010 due to a higher number of drydock days. General and administrative expenses increased by $0.3 million from 2009 and depreciation expense increased by $3.9 million year over year as a result of the increase in the size of our fleet in 2010. The gain on sale of assets relates to the sale of two of our vessels during 2010.
     Interest expense increased $1.4 million year over year due mainly to the decrease in capitalized interest resulting from the completion of all vessels in our new build program. Interest income increased $0.6 million due to moderately higher market interest rates, and other expense decreased by $1.0 million as a result of foreign currency movements throughout 2010.
     The income tax benefit for 2010 was $12.7 million, compared to a benefit of $2.1 million from 2009. The 2010 effective tax rate was 26.8% and the 2009 effective tax rate was (4.3%). The 2010 tax benefit was mostly the result of our $10.1 million Norwegian net tax benefit coupled with the net effect of tax benefits from operating losses in our high tax jurisdictions exceeding tax expense from our lower taxed operations.
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

	Year Ended December 31,
			Increase
	2009	2008	(Decrease)
	(Dollars in thousands)
Average Rates Per Day Worked (a) (b):
North Sea (c)	$19,930	$22,837	$(2,907)
Southeast Asia	20,780	17,723	3,057
Americas	16,098	16,567	(469)
Overall Utilization (a) (b):
North Sea (c)	88.8%	94.6%	(5.8%)
Southeast Asia	90.0%	94.5%	(4.5%)
Americas	73.3%	93.4%	(20.1%)
Average Owned or Chartered Vessels (a) (d):
North Sea	24.8	27.2	(2.4)
Southeast Asia	11.5	13.0	(1.5)
Americas	35.0	19.3	15.7

Total	71.3	59.5	11.8

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.

(b)
Average rates per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)
Revenue for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US Dollar/GBP, US Dollar/NOK and US Dollar/Euro) for the periods indicated below. The North Sea based fleet also includes vessels working offshore India, offshore Africa and the Mediterranean.

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
Segment Results
     As discussed in “General Business” included in Part I, Items 1 and 2, we have three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280. The majority of our revenue is derived from our long-lived assets located in foreign jurisdictions. In 2010, we had $104.5 million in revenue and $462.9 million in long-lived assets attributed to the United States, our country of domicile.
     Management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally, and since the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, because it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each segment’s operating income (loss) is summarized in the following table, and further detailed in the following paragraphs.
Operating Income (Loss) by Operating Segment

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
North Sea	$38,209	$54,014	$126,486
Southeast Asia	39,761	58,105	62,447
Americas	(81,223)	(19,155)	38,344

Total reportable segment operating income (loss)	(3,253)	92,964	227,277
Other	(23,359)	(23,411)	(20,514)

Total reportable segment and other operating income (loss)	$(26,612)	$69,553	$206,763

North Sea Region:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue	$148,740	$165,415	$226,124
Direct operating expenses	78,253	80,854	86,445
Drydock expense	7,598	6,818	8,237
General and administrative expense	11,277	10,598	11,414
Depreciation and amortization expense	18,649	17,186	22,623
Gain on sale of assets	(5,246)	(4,055)	(29,081)

Operating income	$38,209	$54,014	$126,486

Comparison of Fiscal Year Ended December 31, 2010 and December 31, 2009
     Revenue for the North Sea of $148.7 million decreased $16.7 million, or 10% compared to 2009. The decrease in day rates from $19,930 in 2009 to $16,985 in the current year contributed $24.7 million to the decrease in revenue. This decrease was offset by increased utilization and capacity during 2010. Utilization increased in the current year to 93.5% from 88.8% in 2009, resulting in an increase to revenue of $2.4 million. Increased capacity from the addition of one new build vessel in late 2009 and one new build vessel in early 2010 contributed $5.6 million to revenue compared to the prior year. Operating income of $38.2 million in 2010 was $15.8 million lower than 2009 due mainly to the decrease in revenues. Direct operating expenses were lower by $2.6 million in 2010 partly due to the strengthening of the U.S. Dollar, in addition to lower crew salaries and lower supplies expense. Drydock expense increased $0.8 million from 2009 due to a higher drydock cost per day average. Depreciation expense increased year over year by $1.5 million due to the previously mentioned delivery of two new build vessels. General and administrative expense increased by $0.7 million due primarily to increased employee benefits.
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
Southeast Asia Region:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue	$66,533	$76,544	$77,851
Direct operating expenses	10,395	8,865	12,509
Drydock expense	4,796	2,095	250
General and administration expense	2,659	1,841	2,193
Depreciation and amortization expense	8,922	7,131	6,170
Gain on sale of assets	-	(1,493)	(5,718)

Operating income	$39,761	$58,105	$62,447

Comparison of Fiscal Year Ended December 31, 2010 and December 31, 2009
     Revenues for the Southeast Asia based fleet decreased by $10.0 million to $66.5 million in 2010. Day rates decreased from $20,780 in 2009 to $16,943 in the current year, which decreased revenue by $14.2 million. Overall utilization decreased from 90% in 2009 to 84.7% in 2010, contributing $3.7 million to the decrease in revenue. Capacity had a positive impact to revenue of $7.9 million compared to 2009 as a result of the full year effect of two new build vessels added in 2009 and one new build vessel added in 2010. Although two new build vessels were added in 2010, only one was utilized in the year. Operating income was lower during 2010 by $18.3 million year over year, due mainly by the lower revenue and the decrease in gain on sale of assets, coupled with increases to direct operating expense and depreciation expense resulting primarily from the increased fleet. Drydock expense increased by $2.7 million as a result of more drydock days in 2010. General and administrative expense increased by $0.8 million as a result of higher office salaries, benefits and higher bad debt expense.
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

Americas Region:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue	$144,493	$146,912	$107,765
Direct operating expenses	81,990	76,464	44,972
Drydock expense	9,788	6,783	2,832
General and administrative expense	7,798	8,685	6,769
Depreciation and amortization expense	28,321	27,892	14,860
(Gain) loss on sale of assets	154	(4)	(12)
Impairment charge	97,665	46,247	-

Operating income (loss)	$(81,223)	$(19,155)	$38,344

Comparison of Fiscal Year Ended December 31, 2010 and December 31, 2009
     Our Americas region revenue decreased $2.4 million, from $146.9 in 2009 to $144.5 in 2010. Day rates decreased from $16,098 in 2009 to $14,281 in 2010, which negatively impacted revenue by $6.3 million. Capacity had an overall negative impact to revenue by $0.3 million as a result of the sale of one of our older vessels during the second quarter of the current year, offset by the full year effect of three new build vessels added during 2009. Utilization increased from 73.3% in 2009 to 80.1% in 2010, resulting in $4.2 million of higher revenue. Despite the Macondo Incident and its subsequent effects, we were able to maintain a higher utilization in 2010 due to our involvement in the cleanup effort. In addition, we moved vessels to other areas in the Americas region and kept them fully utilized. Excluding impairment charges in both years, operating income decreased $10.7 million from 2009 resulting from lower revenues and higher direct operating expenses resulting due to increases in fleet costs and higher crew wages and benefits. Drydock expense was also higher in 2010 as we incurred 41 more drydock days during the current year than during 2009. General and administrative expense decreased by $0.9 million due to a combination of lower operating taxes and lower bad debt expense.
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
Liquidity and Capital Resources
     Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, maintain our fleet, finance the construction of new vessels and to acquire or improve equipment or vessels. We plan to continue to be active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined by the supply and demand for the offshore drilling for crude oil and natural gas.
     We completed our last vessel construction program in 2010 and have no new vessel construction commitments for 2011. Interest expense at current rates under our existing debt arrangements, assuming no additional borrowings, will be approximately $22.9 million for 2011. Minimum repayments under our existing debt arrangements will be approximately $33.3 million for 2011. These amounts are anticipated to be paid from a combination of cash on hand and cash from operations.
     In addition, we are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $16.7 million in 2011.

     At December 31, 2010, we had approximately $97.2 million of cash on hand, no amounts drawn under our $175.0 million Revolving Loan Facility, $166.7 million borrowed under our Facility Agreement, and $160.0 million outstanding under our Senior Notes.
     We anticipate that cash on hand and future cash flow from operations for 2011 will be adequate to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.
Long-Term Debt
Revolving Loan Facility
     We currently have a $175.0 million Secured Reducing Revolving Loan Facility (the “Revolving Loan Facility”) with a syndicate of financial institutions led by Den Norske Bank, or DNB, as agent. The multi-currency facility is structured as follows: $25.0 million allocated to GulfMark Offshore, Inc.; $60.0 million allocated to Gulf Offshore N.S. Limited, a wholly owned U.K. subsidiary; $30.0 million allocated to GulfMark Rederi AS, a wholly owned Norwegian subsidiary; and $60.0 million allocated to Gulf Marine Far East Pte Ltd., a wholly owned Singapore subsidiary. The facility matures in June 2013 and the maximum availability begins to reduce in increments of $15.0 million every six months beginning in December 2011. Security for the facility is provided by first priority mortgages on certain vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. At December 31, 2010, we were in compliance with all covenants and had no amounts drawn under this facility.
Senior Notes
     In 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes due July 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15. The 7.75% senior notes are currently callable at a redemption price of 102.583%. Beginning on July 15, 2011 the redemption price reduces to 101.292% and after July 15, 2012 the 7.75% senior notes are callable at par, respectively, plus accrued interest.
     The 7.75% senior notes are general unsecured obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness and are senior to all existing and future subordinated indebtedness. The 7.75% senior notes are effectively subordinated to all future secured obligations to the extent of the assets securing such obligations and all existing and future indebtedness and other obligations of our subsidiaries and trade payables incurred in the ordinary course of business. Under certain circumstances, our payment obligations under the 7.75% senior notes may be jointly and severally guaranteed on a senior unsecured basis by one or more of our subsidiaries.
     The indenture under which the 7.75% senior notes are issued imposes operating and financial restrictions on us. These restrictions can limit or prohibit, among other things, our ability to incur additional indebtedness, make capital expenditures, create liens, sell assets and make cash dividends or other payments. At December 31, 2010, we were in compliance with all indenture covenants.
Facility Agreement
     On December 17, 2009, our subsidiary GulfMark Americas, Inc. (the “Borrower”) entered into a $200.0 million facility agreement (the “Facility Agreement”) with the Royal Bank of Scotland PLC (“RBS”). The Facility Agreement bears interest at the rate of LIBOR plus 250 basis points and principal is due in quarterly installments of $8.3 million. The Facility Agreement matures on December 31, 2012. We have an interest rate swap agreement overlaying a portion of the Facility Agreement that has the effect of fixing the interest rate at 4.145% on $100.0 million of this debt. This interest rate swap is accounted for as a cash flow hedge.
     The Facility Agreement is secured by a majority of our U.S. flagged vessels. We have unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Facility Agreement and other loan documents. Such guarantee also covers obligations of the Borrower arising under any interest rate swap contract and other security documentation related to the Facility Agreement. The collateral that secures the loans under the Facility Agreement will secure all of the Borrower’s obligations under any hedging agreements between the Borrower and RBS.
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
     The Facility Agreement contains customary financial covenants, representations, and warranties. We have been and continue to be in compliance with the requirements of the Facility Agreement and we anticipate that we will be in compliance with these covenants throughout the term of the agreement.
Current Year Cash Flow
     At December 31, 2010, we had cash on hand of $97.2 million. Cash provided by operating activities for the year ended December 31, 2010, was $91.6 million compared to $171.0 million in the previous year. The decrease was primarily attributable to lower operating income resulting from the downturn in the global market conditions.
     Cash used in investing activities for the years ended December 31, 2010 and 2009 was $53.9 million and $68.2 million, respectively. In 2010, we spent approximately $73.4 million on asset purchases, primarily new construction. In 2009, we spent approximately $77.4 million. In 2010 and 2009, we sold assets for approximately $19.6 million and $9.2 million, respectively. The proceeds from these asset sales decreased the reported cash used in investing activities.
     In 2010, we used $32.8 million in financing activities, compared to providing $120.3 million in 2009. In 2010, we incurred $51.0 million in new long-term debt and repaid $84.3 million of debt. During 2009, we incurred $200.0 million of new long-term debt and repaid $322.3 million in debt.
Debt and Other Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2010, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions):

	2011	2012	2013	2014	2015	Thereafter
Repayment of Long-Term Debt, Excluding Debt Discount of $0.3 million	$33.3	$133.3	$-	$160.0	$-	$-
Interest Payments	$21.5	$19.8	$12.4	$12.4	$-	$-
Purchase Obligations for New Build Program	-	-	-	-	-	-
Non-Cancelable Operating Leases	1.7	1.3	0.9	0.8	0.5	0.7
Long Term Income Taxes Payable	1.8	1.8	1.8	-	-	5.4
Other	0.8	0.8	1.0	0.8	0.7	3.4

Total	$59.1	$157.0	$16.1	$174.0	$1.2	$9.5

     Due to the uncertainty with respect to the timing of future cash payments, if any, associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlements with the respective taxing authority. Therefore, $15.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Other Commitments
     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $4.6 million and $0.2 million at December 31, 2010 and 2009, respectively. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment is minimal and expect no material cash outlays to occur from these instruments.
Currency Fluctuations and Inflation
     A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in our North Sea fleet are primarily denominated in GBP, with a portion denominated in NOK or Euros. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 41% of our total consolidated revenue for the year ended December 31, 2010. In 2010, the exchange rates of GBP, NOK and Euros against the U.S. Dollar ranged as follows:

			Year	As of
	High	Low	Average	February 23, 2011
$1 US=GBP	0.701	0.611	0.647	0.616
$1 US=NOK	6.705	5.610	6.036	5.629
$1 US=Euro	0.839	0.689	0.754	0.727
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
     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. As a result, by design, there is an exact offset between the gain or loss exposure in the related underlying contractual commitment. These contracts expired in early 2010 and there are no outstanding contracts at December 31, 2010. See Part I, Items 1 and 2 “Business and Properties – New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations”. We do not use foreign currency forward contracts for trading or speculative purposes.
     Reflected in the accompanying consolidated balance sheet at December 31, 2010, is $39.1 million in accumulated other comprehensive income primarily relating to the higher exchange rate at December 31, 2010 in comparison to the exchange rate when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was $54.0 million at December 31, 2009. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.
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
     We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At December 31, 2010, our derivative holdings consist of an interest rate swap agreement. Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies–Fair Value of Financial Instruments” in our Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on financial instruments.
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
     Net foreign currency losses, including derivative activity, for the years ended December 31, 2010, 2009 and 2008 were $0.1 million, $2.2 million, and $2.0 million, respectively.
Interest Rates
     We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed and variable rate debt obligations at December 31, 2010 and 2009 that are sensitive to changes in interest rates. The floating portion of our variable debt is based on LIBOR.
     We utilize interest rate swap agreements to fix a portion of our exposure to floating interest rates. These agreements are classified as cash flow hedges and we report changes in the fair value of these cash flow hedges in accumulated other comprehensive income. At December 31, 2010, we had a $100.0 million interest rate swap agreement that fixed the interest rate for a portion of our Facility Agreement at 4.145% and which matures on December 31, 2012. The consolidated balance sheet classifies cash flow hedges within other long-term liabilities and as of December 31, 2010, the fair value of the interest rate swap was $6.8 million. We expect to reclassify $1.7 million of deferred loss on the current interest rate swap to interest expense during the next 12 months.

	2011	2012	2013	2014	2015	Thereafter
	(Dollar amounts in thousands)

2010 Long-term Debt:
Fixed rate	$-	$-	$-	$160,000	$-	$-
Average interest rate	7.75%	7.75%	7.75%	7.75%	-	-

Variable rate	$33,333	$133,334	$-	$-	$-	$-
Average interest rate	2.49%	2.60%	-	-	-	-

2010 Notional Value:
Interest Rate Swap-Variable to Fixed	$100,000	$100,000	$-	$-		$-
Average pay rate	4.15%	4.15%	-	-		-
Average receive rate	2.49%	2.60%	-	-		-

	2010	2011	2012	2013	2014	Thereafter
	(Dollar amounts in thousands)

2009 Long-term Debt:
Fixed rate	$-	$-	$-	$-	$160,000	$-
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	-

Variable rate	$33,333	$33,333	$133,334	$-	$-	$-
Average interest rate	0.97%	2.49%	2.60%	-	-	-

2009 Notional Value:
Interest Rate Swap-Variable to Fixed	$100,000	$100,000	$100,000	$-	$-	$-
Average pay rate	4.15%	4.15%	4.15%	-	-	-
Average receive rate	0.97%	2.49%	2.60%	-	-	-
     Our fixed rate 7.75% Senior Notes outstanding at December 31, 2010, subjects us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $4.9 million.
     The fair value of our 7.75% Senior Notes as compared to the carrying value at December 31, 2010 and 2009, was as follows:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

7.75% Senior Notes due 2014	$159.8	$164.5	$159.6	$159.6

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and its subsidiaries:
     We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GulfMark Offshore, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GulfMark Offshore, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion.
UHY LLP
Houston, Texas
February 24, 2011

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2010	2009
	(In thousands)
Current assets:
Cash and cash equivalents	$97,195	$92,079
Trade accounts receivable, net of allowance for doubtful accounts of $283 and $334, respectively	66,714	76,554
Other accounts receivable	10,326	4,235
Prepaid expenses and other current assets	16,645	12,206

Total current assets	190,880	185,074

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $282,395 and $239,518, respectively	1,191,280	1,164,067
Construction in progress	2,920	40,349
Goodwill	31,987	129,849
Fair value hedges	-	6,886
Intangibles, net of accumulated amortization of $7,208 and $4,325, respectively	27,390	30,273
Deferred costs and other assets	19,993	9,161

Total assets	$1,464,450	$1,565,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$33,333
Accounts payable	15,130	19,519
Income and other taxes payable	4,066	4,815
Accrued personnel costs	23,417	26,312
Accrued interest expense	5,757	5,966
Other accrued liabilities	7,676	7,088

Total current liabilities	89,379	97,033

Long-term debt	293,095	326,361
Long-term income taxes:
Deferred tax liabilities	102,509	112,960
Other income taxes payable	19,400	24,029
Fair value hedges	-	6,886
Cash flow hedges	6,807	6,422
Other liabilities	7,303	4,500
Stockholders’ equity:
Preferred stock, no par value; 2,000 shares authorized; no shares issued	-	-
Class A Common stock, $0.01 par value; 60,000 shares authorized; 26,269 and 25,906 shares issued and 26,013 and 25,697 shares outstanding, respectively; Class B Common Stock $.01 par value; 60,000 shares authorized; no shares issued	259	255
Additional paid-in capital	370,218	362,022
Retained earnings	536,468	571,213
Accumulated other comprehensive income	39,137	54,005
Treasury stock, at cost	(7,228)	(5,865)
Deferred compensation expense	7,103	5,838

Total stockholders’ equity	945,957	987,468

Total liabilities and stockholders’ equity	$1,464,450	$1,565,659

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$359,766	$388,871	$411,740

Costs and expenses:
Direct operating expenses	170,638	166,183	143,925
Drydock expense	22,182	15,696	11,319
General and administrative expenses	44,029	43,700	40,244
Depreciation and amortization	56,959	53,044	44,300
Impairment charge	97,665	46,247	-
Gain on sale of assets	(5,095)	(5,552)	(34,811)

Total costs and expenses	386,378	319,318	204,977

Operating income (loss)	(26,612)	69,553	206,763

Other income (expense):
Interest expense	(21,693)	(20,281)	(14,291)
Interest income	985	377	1,446
Foreign currency gain (loss) and other	(126)	(1,153)	1,609

Total other expense	(20,834)	(21,057)	(11,236)

Income (loss) before income taxes	(47,446)	48,496	195,527
Income tax (provision) benefit	12,701	2,087	(11,743)

Net income (loss)	$(34,745)	$50,583	$183,784

Earnings (loss) per share:
Basic	$(1.36)	$2.01	$7.74
Diluted	$(1.36)	$1.99	$7.56
Weighted average shares outstanding:
Basic	25,519	25,151	23,737

Diluted	25,519	25,446	24,319

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Common			Accumulated			Deferred
	Stock at	Additional		Other			Compen-	Total
	$0.01 Par	Paid-in	Retained	Comprehensive			sation	Stockholders’
	Value	Capital	Earnings	Income (loss)	Treasury Stock		Expense	Equity
						Share
					Shares	Value

Balance at December 31, 2007	$227	$211,004	$336,846	$128,308	(172)	$(4,200)	$3,906	$676,091
Net income	-	-	183,784	-	-	-	-	183,784
Issuance of common stock	22	139,757	-	-	-	-	-	139,779
Exercise of stock options	1	2,082	-	-	-	-	-	2,083
Deferred compensation plan	-	-	-	-	(39)	(2,652)	1,223	(1,429)
Loss on cash flow hedge, net of tax	-	-	-	(6,062)	-	-	-	(6,062)
Translation adjustment	-	-	-	(139,403)	-	-	-	(139,403)

Balance at December 31, 2008	250	352,843	520,630	(17,157)	(211)	(6,852)	5,129	854,843
Net income	-	-	50,583	-	-	-	-	50,583
Issuance of common stock	3	8,523	-	-	-	-	-	8,526
Exercise of stock options	2	1,743	-	-	-	-	-	1,745
Deferred compensation plan	-	(1,087)	-	-	2	987	709	609
Gain on cash flow hedge, net of tax	-	-	-	3,081	-	-	-	3,081
Translation adjustment	-	-	-	68,081	-	-	-	68,081

Balance at December 31, 2009	255	362,022	571,213	54,005	(209)	(5,865)	5,838	987,468
Net income	-	-	(34,745)	-	-	-	-	(34,745)
Issuance of common stock	2	6,224	-	-	-	-	-	6,226
Exercise of stock options	2	1,836	-	-	-	-	-	1,838
Deferred compensation plan	-	136	-	-	(47)	(1,363)	1,265	38
Loss on cash flow hedge, net of tax	-	-	-	(722)	-	-	-	(722)
Translation adjustment	-	-	-	(14,146)	-	-	-	(14,146)

Balance at December 31, 2010	$259	$370,218	$536,468	$39,137	(256)	$(7,228)	$7,103	$945,957

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net income (loss)	$(34,745)	$50,583	$183,784
Comprehensive income:
Gain (loss) on cash flow hedge, net of tax	(722)	3,081	(6,062)
Foreign currency gain (loss)	(14,146)	68,081	(139,403)

Total comprehensive income (loss)	$(49,613)	$121,745	$38,319

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$(34,745)	$50,583	$183,784
Adjustments to reconcile net income from operations to net cash provided by operations
Depreciation and amortization	56,959	53,044	44,300
Amortization of deferred financing costs	1,598	780	711
Amortization of stock-based compensation	5,670	7,115	5,853
Provision for doubtful accounts receivable, net of write offs	(1)	(73)	336
Deferred income tax provision (benefit)	(8,371)	(3,459)	7,225
Gain on sale of assets	(5,095)	(5,552)	(34,811)
Impairment charge	97,665	46,247	-
Foreign currency transaction loss	1,195	2,901	3,123
Change in operating assets and liabilities —
Accounts receivable	3,287	29,054	(6,631)
Prepaids and other	(1,775)	(2,286)	1,095
Accounts payable	(4,118)	2,781	(8,259)
Other accrued liabilities and other	(20,695)	(10,090)	8,475

Net cash provided by operating activities	91,574	171,045	205,201
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(73,439)	(77,438)	(108,626)
Proceeds from disposition of equipment	19,582	9,239	43,432
Cash received with acquisition of business	-	-	31,028
Consideration paid for acquired business	-	-	(152,621)

Net cash used in investing activities	(53,857)	(68,199)	(186,787)
Cash flows from financing activities:
Proceeds from secured credit facilities	-	200,000	-
Repayment of secured credit facilities	(33,334)	(238,035)	(42,156)
Proceeds from revolving loan facility	51,000	-	163,399
Repayment of revolving loan facility	(51,000)	(84,250)	(65,135)
Debt refinancing cost	(2,000)	(278)	-
Proceeds from exercise of stock options	1,838	718	163
Proceeds from issuance of stock	659	1,595	483

Net cash provided by (used in) financing activities	(32,837)	(120,250)	56,754
Effect of exchange rate changes on cash	236	8,722	(14,526)

Net increase (decrease) in cash and cash equivalents	5,116	(8,682)	60,642
Cash and cash equivalents at beginning of year	92,079	100,761	40,119

Cash and cash equivalents at end of year	$97,195	$92,079	$100,761

Supplemental cash flow information:
Interest paid, net of interest capitalized	$21,285	$20,010	$12,590

Income taxes paid, net	$4,712	$3,438	$3,294

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
     On February 23, 2010, we reorganized the Company. The Reorganization was designed to prevent certain situations from occurring that could jeopardize our ability to engage in Coastwise Trade. See Reorganization in Note 11.
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
Vessels and Equipment
     Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over their estimated useful life of 25 years for all vessels other then crew boats which are depreciated over 20 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2010, 2009, and 2008, interest of $1.4 million, $3.6 million, and $8.5 million respectively, was capitalized. Office equipment, furniture and fixtures, and vehicles are depreciated over two to five years.
     Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and depreciated over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2010, 2009 and 2008, are $20.6 million, $20.1 million, and $16.7 million, respectively, of costs for maintenance and repairs.
Goodwill and Intangibles
     At December 31, 2009, our goodwill consisted of $97.7 million related to an acquisition in our Americas region and $32.1 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis.
     In the second quarter of 2010, we assessed our Americas region goodwill for impairment and, as a result, recorded a $97.7 million impairment charge, reflecting all of our Americas region goodwill. See Note 2 for a discussion of the goodwill impairment charge.

Impairment of Long-Lived Assets
     We review long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows before tax and interest costs. If the asset’s carrying amount is less than such cash flow estimate, it is written down to its fair value on a discounted cash flow basis. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. We did not record any significant impairment write-downs of our long-lived assets during 2010 or 2008. See Note 2 for discussion of an impairment of assets under construction in the first quarter of 2009.
Fair Value of Financial Instruments
     As of December 31, 2010, our financial instruments consist primarily of accounts receivable and payable (which are stated at fair value), long-term debt and an interest rate swap for a portion of the Facility Agreement.
     As of December 31, 2009, we had forward currency exchange contracts that were designated as fair value hedges and were highly effective, as the terms of the forward contracts were the same as the purchase commitments under a new build contract. Any gains or losses resulting from changes in fair value were recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact on the statement of operations. As of December 31, 2010, no contracts remained open under such agreements.
     We also had interest rate swap agreements that hedged the interest rate associated with a portion of our previous senior indebtedness. We reported changes in the fair value of these cash flow hedges in accumulated other comprehensive income. On December 17, 2009 we entered into the $200.0 million Facility Agreement (See Note 6) and terminated the existing senior indebtedness and the swaps associated with that debt. Concurrently, we entered into an interest rate swap agreement for approximately $100.0 million of the Facility Agreement indebtedness that has fixed the interest rate at 4.145%. The interest rate swap is accounted for as cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet contains a cash flow hedge reflecting the fair value of the interest rate swap, which was $6.8 million at December 31, 2010 based on expected cash inflows and outflows associated with the contracts. We expect to reclassify $3.1 million of deferred loss related to the interest rate swaps to interest expense during the next 12 months.
     In addition, when we terminated the interest rate swaps discussed above, there was a $4.3 million balance remaining in other comprehensive income representing expected future interest payments. Of this amount, $0.1 million was amortized to interest expense in 2009, $2.4 million was amortized to interest expense in 2010 and the remaining $1.8 million will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.
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
Foreign Currency Translation
     The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operations. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenue and expenses are translated at average rates for the period. As a result, amounts related to changes in assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2010, 2009 and 2008, we reported net foreign currency losses in the amount of $0.1 million, $2.2 million and $2.0 million, respectively.
Concentration of Credit Risk
     We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant. In 2010, 2009 and 2008, no single customer accounted for 10% or more of total consolidated revenue.
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

2003
Risk-free interest rate	2.2%
Volatility factor of stock price	0.28
Dividends	-
Option life	4 years
Calculated fair value per share	$3.58

Earnings Per Share
     Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Year ended December 31, 2010
	Net	Weighted	Per Share
	Loss	Average Shares	Amount
Loss per share, basic	$(34,745)	25,519	$(1.36)

Dilutive effect of common stock options	-	-

Loss per share, diluted	$(34,745)	$25,519	$(1.36)

	Year ended December 31, 2009
	Net	Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$50,583	25,151	$2.01

Dilutive effect of common stock options	-	295

Income per share, diluted	$50,583	$25,446	$1.99

	Year ended December 31, 2008
	Net	Weighted	Per Share
	Income	Average Shares	Amount
Income per share, basic	$183,784	23,737	$7.74

Dilutive effect of common stock options	-	582

Income per share, diluted	$183,784	24,319	$7.56

Reclassifications
     Certain reclassifications of previously reported information have been made to conform to the current year presentation.
New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance on Accounting Standards Codification (“ASC”) Topic 810, Consolidations relating to the consolidation of variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our consolidated financial statements.
     In April 2010, the FASB issued additional guidance relating to the ASC Topic 718, Compensation — Stock Compensation to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. This guidance becomes effective for us on January 1, 2011 and will not have a material effect on our consolidated financial statements.
     In January 2010, the FASB amended ASC Topic 820, Fair Value Measurement and Disclosure to require additional disclosures on (1) transfers between levels, (2) Level 3 activity presented on a gross basis, (3) valuation techniques, and (4) inputs into the valuation. The additional disclosure has no impact on our consolidated financial statements.

(2) IMPAIRMENT CHARGES
Goodwill
     At December 31, 2009, our goodwill consisted of $97.7 million related to an acquisition in our Americas region and $32.1 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis.
     In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the recent events in the U.S. Gulf Of Mexico relating to the Macondo Incident, the resulting oil spill and the drilling moratorium. The U.S. Gulf of Mexico market is generally divided into two distinct areas: shallow-water and deepwater. The deepwater market has historically been less volatile and more profitable. Our long-term strategy has been to become more focused on the deepwater business. The ban on new drilling permits issued on April 30 and the deepwater drilling moratorium issued on May 30, 2010 negatively impacted our outlook for deepwater drilling. Based on these factors, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill existed. As a result, we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge does not impact our liquidity or debt covenant compliance.
Assets Under Construction
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
(3) RIGDON ACQUISITION
     On July 1, 2008, we acquired 100% of the membership interests of Rigdon Marine Holdings, L.L.C. and 100% of the outstanding common stock of Rigdon Marine Corporation for consideration of $554.7 million, consisting of $152.6 million in cash and approximately 2.1 million shares of GulfMark Offshore, Inc. common stock valued at $133.2 million, plus the assumption of $268.9 million in debt (the “Rigdon Acquisition”).
     The pro forma effect of the acquisition and the associated financing on the historical results for the year ended December 31, 2008 is presented in the following table (in thousands, except earnings per share):

Year Ended
December 31,
2008
Revenue	$466,787
Operating income	226,887
Net income	188,939
Basic earnings per share	$7.96
(4) VESSEL ACQUISITIONS AND DISPOSITIONS
     During 2010, we have taken delivery of three vessels that were under construction at December 31, 2009. As of February 24, 2011, we have one vessel that is being held for sale that is not included in our fleet numbers and have no vessels under construction. In the second quarter of 2010, we sold one of our Americas vessels and recorded a $0.1 million loss. At the end of the third quarter of 2010, we sold one of our North Sea vessels and recorded a $5.2 million gain.

     The following tables illustrate the details of the vessels added, disposed of and classified as held for sale since December 31, 2009.

Vessel Additions Since December 31, 2009
			Year	Length			Month
Vessel	Region	Type (1)	Built	(feet)	BHP (2)	DWT (3)	Delivered

North Purpose	N. Sea	PSV	2010	284	10,738	4,850	Feb-10
Sea Valiant	SEA	AHTS	2010	230	10,188	2,301	Jun-10
Sea Victor	SEA	AHTS	2010	230	10,188	2,301	Jul-10

1)	AHTS - Anchor handling, towing and supply vessel

FSV - Fast supply vessel

PSV - Platform supply vessel

SpV - Specialty vessel, including towing and oil response

SmAHTS - Small anchor handling, towing and supply vessel

2)	BHP - Breakhorse power

3)	DWT - Deadweight tons

Vessels Disposed of Since December 31, 2009
			Year	Length			Month
Vessel	Region	Type	Built	(feet)	BHP	DWT	Disposed

Seapower	Americas	SpV	1974	222	7,040	1,205	May-10
North Traveller	N.Sea	LgPSV	1998	221	5,450	3,115	Sep-10

Vessels Held for Sale (Laid Up)
			Year	Length
Vessel	Region	Type	Built	(feet)	BHP	DWT

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350
(5) GOODWILL AND INTANGIBLES
     Changes to goodwill are as follows:

	2010	2009	2008
	(In thousands)
Balance, January 1,	$129,849	$123,981	$34,264
Adjustment related to acquisition	-	463	97,202
Impact on foreign currency translation and adjusment	(197)	5,405	(7,485)
Impairment (see Note 2)	(97,665)	-	-

Balance, December 31,	$31,987	$129,849	$123,981

     Intangible assets of $27.4 million, net of accumulated amortization of $7.2 million, as of December 31, 2010 are recorded at cost and are amortized on a straight-line basis over the years expected to be benefited, currently estimated to be 10 years. Amortization expense related to intangible assets was $2.9 million for the years ended December 31, 2010 and 2009 and $1.4 million for the year ended December 31, 2008. Annual amortization expense related to existing intangible assets for years 2011 through 2015 is expected to be $2.9 million per year.

(6) LONG-TERM DEBT
     Our long-term debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(In thousands)
7.75% Senior Notes due 2014	$160,000	$160,000
Facility Agreement	166,667	200,000
Secured Reducing Revolving Loan Facility	-	-

	$326,667	$360,000

Less: Current maturities of long-term debt	(33,333)	(33,333)
Debt discount, net	(239)	(306)

Total	$293,095	$326,361

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2011	33,333
2012	133,334
2013	-
2014	160,000
2015	-

Total	$326,667

Senior Notes
     On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes due 2014. The 7.75% senior notes pay interest semi-annually on January 15 and July 15. The 7.75% senior notes may be called beginning on July 15, 2011 at a redemption price of 101.292% and on July 15, 2012 and thereafter at 100% of the principal amount, plus accrued interest.
     At December 31, 2010, the fair value of these notes, based on quoted market prices, was approximately $164.5 million, compared to a carrying amount of $159.8 million.
Facility Agreement
     On December 17, 2009, one of our wholly-owned subsidiaries (the “Borrower”) entered into a $200.0 million facility agreement (the “Facility Agreement”) with The Royal Bank of Scotland plc (“RBS”). The termination date under the Facility Agreement is December 31, 2012 and amounts borrowed are repayable in quarterly installments of $8.3 million with a final installment of $108.33 million. Loans under the Facility Agreement bear interest at the three month LIBOR rate, plus a margin of 2.5% per annum. The Facility Agreement is secured by certain vessels and GulfMark Management, Inc., the Borrower’s parent, has pledged all of the shares of common stock in the Borrower to the agent, on behalf of the lender, as security for the Facility Agreement.
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
     At December 31, 2010, we were in compliance with all covenants, and had $166.7 million borrowed under the facility. At December 31, 2010, the fair value of borrowings under this facility is considered to be book value as the interest is at market rates.
Revolving Loan Facility
     We currently have a $175.0 million Secured Reducing Revolving Loan Facility with a syndicate of financial institutions led by Den Norske Bank, as agent. The multi-currency facility is structured as follows: $25.0 million allocated to GulfMark Offshore, Inc.; $60.0 million allocated to Gulf Offshore N.S. Limited, a U.K. wholly owned subsidiary; $30.0 million allocated to GulfMark Rederi AS, a Norwegian wholly owned subsidiary; and $60.0 million allocated to Gulf Marine Far East Pte Ltd., a wholly owned Singapore subsidiary. The facility matures in 2013 and the maximum availability begins to reduce in increments of $15.2 million every six months beginning in December 2011, with a final reduction of $129.5 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. The Secured Reducing Revolving Loan Facility is subject to financial covenants. At December 31, 2010, we were in compliance with all covenants and had no amounts drawn under this facility.
Other Debt
     As part of the Rigdon Acquisition, we acquired the right to purchase a mortgaged vessel owned by one of our joint ventures in the event of the joint venture’s default on that mortgage obligation. The purchase price of the vessel would be the outstanding balance on the mortgage, which was $2.9 million at December 31, 2010.
(7) INCOME TAXES
     The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under ten year “tonnage tax” regimes and in late 2010 we renewed our U.K. tonnage tax election through November 2020. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial structures continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions.
     In late 2007, Norway enacted legislation that created a new tonnage tax system from January 2007 forward and repealed the previous tonnage tax regime effective December 31, 2006 resulting in a mandatory exit from Norway’s tonnage tax system or payment of tax at 28% of accumulated untaxed pre-2007 profits. Accordingly, we recorded approximately $15.0 million Norwegian tax liability in 2007. Our liability for pre-2007 taxes was to be paid equally over ten years beginning in 2008. In February 2010, the Norway Supreme Court ruled the 2007 tax legislation to be unconstitutional retroactive taxation and we reversed our remaining tonnage tax liability and received a refund of the pre-2007 tonnage taxes that had been paid in 2008 and 2009, which resulted in our recording an approximately $15.0 million tax benefit in our 2010 tax provision. In June 2010, Norway’s Minister of Finance published revised rules for the taxation of pre-2007 tonnage tax profits permitting a qualified tonnage tax company to elect one of two systems, or methods, to determine and pay tax on its untaxed shipping profits as of December 31, 2006. We decided to elect the simplified tax system, which, beginning in 2011 requires three equal annual installment payments of the tax that is calculated as ten percent (10%) of two-thirds of the untaxed tonnage tax profits. Under this system, we recorded an approximately $4.9 million tax provision. The net result of the 2010 Norwegian tonnage tax law changes was a $10.1 million tax benefit recorded in our 2010 tax provision. Our liability to settle under the simplified tax system is included in our December 31, 2010 balance sheet as approximately $1.6 million current income tax payable and approximately $3.3 million as other long term payable. Annually the subsequent year’s cash installment is classified on our consolidated balance sheet as current income taxes payable, and the remainder is classified on our consolidated balance sheet as other income taxes payable.
     Our overall effective tax rate is substantially lower than the U.S. Federal statutory income tax rate because our Southeast Asia and North Sea operations are tonnage tax qualified shipping activities that are taxed at relatively low rates or that are otherwise tax exempt. Should our operational structure change or should the laws that created these shipping tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our financial statements. Additionally, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. Any such increase could cause volatility in the comparisons of our effective tax rate from period to period.
     U.S. foreign tax credits can be carried forward for ten years. We have $7.2 million of such foreign tax credit carryforwards that begin to expire in 2011. We also have certain foreign net operating loss carryforwards that result in net deferred tax assets of approximately $2.3 million for which we have established a valuation allowance. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made.
     Effective January 1, 2008, Mexico legislated a new revenue based tax, which in effect is an alternative minimum tax payable to the extent that the new revenue based tax exceeds the current income tax liability. These revenue based tax rates are16.5% for 2008, 17% for 2009 and 17.5% for 2010 and beyond. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 – 30%; 2013 – 29%; and 2014 and beyond - 28%.
     Income before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$(121,938)	$(66,854)	$7,109
Foreign	74,492	115,350	188,418

	$(47,446)	$48,496	$195,527

     The components of our tax provision (benefit) attributable to income before income taxes are as follows for the year ended December 31, (in thousands):

	2010				2009				2008

	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total
U.S.	$65	$(7,519)	$-	$(7,454)	$20	$(2,988)	$(254)	$(3,222)	$432	$2,437	$-	$2,869
Foreign	3,576	(851)	(7,972)	$(5,247)	5,223	(5,314)	1,226	$1,135	2,385	981	5,508	8,874

	$3,641	$(8,370)	$(7,972)	$(12,701)	$5,243	$(8,302)	$972	$(2,087)	$2,817	$3,418	$5,508	$11,743

(a)	Income tax effects determined under a more likely than not, or greater than 50% probability, threshold.
     The mix of our operations within various taxing jurisdictions affects our overall tax provision. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before income taxes in the accompanying consolidated statements of operations is as follows:

	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	66.0	(36.6)	(29.3)
US state income taxes	(0.7)	4.5	-
Valuation allowance	-	(9.2)	0.5
Impairment	(72.0)	-	-
Other	(1.5)	1.0	(0.2)

Total	26.8%	(4.3%)	6.0%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets
Accruals currently not deductible for tax purposes	$26,083	$24,773
Net operating loss carryforwards	44,549	25,357
Foreign and other tax credit carryforwards	10,686	11,793

	81,318	61,923
Less valuation allowance	(4,468)	(5,192)

Net deferred tax assets	$76,850	$56,731

Deferred tax liabilities
Depreciation	$(151,912)	$(142,674)
Foreign income not currently recognizable	-	-
Other	(27,447)	(27,017)

Total deferred tax liabilities	$(179,359)	$(169,691)

Net deferred tax liability	$(102,509)	$(112,960)

     As of December 31, 2010 and 2009, the total net deferred tax liability of $102.5 million and $113.0 million, respectively, is included in non-current liabilities in the consolidated balance sheet. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was a decrease of $0.7 million and a decrease of $4.6 million, respectively. As of December 31, 2010, we had net operating loss carryforwards, or NOLs, for income tax purposes totaling $115.1 million in the U.S., $10.6 million in Brazil, $5.9 million in Norway, and $4.6 million in Mexico that are, subject to certain limitations, available to offset future taxable income. The U.S. NOLs, which we expect to fully utilize, will begin to expire beginning in 2023 through 2029. The NOLs in Mexico will begin to expire in 2016, however as a result of the Mexico legislation described above, it is more likely than not that the Mexican NOLs will not be utilized and a $0.3 million valuation allowance has been established for these NOLs. In addition, it is more likely than not that the Norway NOLs will not be utilized and a full valuation allowance has been established for such NOLs. Except for the amounts related to Brazilian temporary differences, it is also more likely than not that the Brazilian NOLs will not be utilized and a $2.5 million valuation allowance has been established for such NOLs. Based on future expected U.S. taxable income, in 2009 we reversed $4.5 million of valuation allowance previously recorded against U.S. foreign tax credits.
     Currently, our intention is to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $766.3 million at December 31, 2010. In addition, as of December 31, 2010, we had $84.3 million of cash held by our foreign subsidiaries which is subject to U.S. tax upon repatriation.
     Based on a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return, we evaluate and record in certain circumstances an income tax asset/liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions included in other income taxes payable in the consolidated balance sheets and which total $15.7 million at December 31, 2010 and $13.3 million at December 31, 2009.

     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2010	2009
	(in thousands)

Unrecognized tax benefits balance at January 1,	$10,786	$9,810
Gross increases for tax positions taken in prior years	645	1,265
Gross decreases for tax positions taken in prior years	(795)	(289)
Decreases for settlements	-	-
Lapse of statute of limitations	-	-

Unrecognized tax benefits balance at December 31,	$10,636	$10,786

     We expect a foreign tax examination issue representing approximately $1.6 million of our unrecognized tax benefits as of December 31, 2010 will be settled within twelve months. As of December 31, 2010, we are under tax examination, or may be subject to examination in the U. S. for years after 2001 and in seven major foreign tax jurisdictions with open years for one after 1999, one after 2000, one after 2003, one after 2004, two after 2005 and one after the year 2006.
     We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2010, we had accrued interest and penalties related to unrecognized tax benefits of $11.4 million. The amount of interest and penalties recognized in our tax provision for the year ended December 31, 2010 was $1.6 million.
(8) COMMITMENTS AND CONTINGENCIES
     At December 31, 2010, we had long-term operating leases for office space, automobiles, temporary residences, and office equipment. Aggregate operating lease expense for the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $2.0 million, and $1.8 million, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

Minimum Rental
Year	Commitments
2011	1,664
2012	1,296
2013	938
2014	822
2015	461
Thereafter	722

Total	$5,903

     The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates April 29, 2016, at a purchase price in the first year of $26.8 million declining to an adjusted purchase price of $12.9 million in the thirteenth year.
     The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2007 and amended in 2008. The charterer may purchase the vessel based on a stipulated formula on each of October 1, 2012; April 1, 2015; and October 1, 2016, provided 120 days notice has been given by the charterer.
     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $4.6 million and $0.2 million at December 31, 2010 and 2009, respectively. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.
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
     In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan that replaced the 1987 Employee Plan. A total of 814,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three-year period and to the extent not exercised, expire on the tenth anniversary of the date of grant. Under the terms of the 2010 Omnibus Equity Incentive Plan (described below) which replaced the 1997 Incentive Equity Plan, no further shares have been awarded.
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
     On June 8, 2010, the stockholders approved the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan that replaced the 1997 Incentive Equity Plan. A total of 1,000,000 shares of common stock were reserved for issuance of stock options, stock appreciation rights, restricted stock, stock units and performance cash awards under this plan.
     The following table summarizes the activity of our stock option incentive plans during the indicated periods.

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	457,650	$15.75	673,650	$13.94	789,650	$14.33
Granted	-	-	-	-	-	-
Forfeitures	-	-	-	-	-	-
Exercised	158,000	11.63	216,000	10.09	116,000	16.56

Outstanding at end of year	299,650	$17.92	457,650	$15.75	673,650	$13.94

Exercisable shares and weighted average exercise price	299,650	$17.92	457,650	$15.75	673,650	$13.94
Shares available for future grants at December 31:
2005 Director Plan	37,000		54,600		77,900
2010 Omnibus Equity Incentive Plan	985,294		-		-

     The following table summarizes information about stock options outstanding at December 31, 2010:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life	Shares	Exercise Price

$13.10 to $17.44	216,000	$16.67	0.91 years	216,000	$16.67
$19.37 to $21.25	83,650	$21.17	1.35 years	83,650	$21.17

	299,650	$17.92		299,650	$17.92

     Historically, we have used stock options as a long-term incentive for our employees, officers and directors under the above-mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of U.S. GAAP no compensation expense has been recognized in the accompanying financial statements for these options. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies-Stock-Based Compensation”.
ESPP
     We have an employee stock purchase plan, or ESPP, that is available to all our U.S. employees and certain subsidiaries and is qualified under Section 423 of the Internal Revenue Code. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Prior to 2006, these plans were considered non-compensatory and as such, our financial statements did not reflect any related expense through December 31, 2005. However, effective January 1, 2006, we adopted FASB ASC 718, Stock Compensation, and expense these costs as compensation. We have authorized the issuance of up to 400,000 shares of common stock through these plans. At December 31, 2010, there were 277,265 shares remaining in reserve for future issuance. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Stock-Based Compensation”.
U.K. ESPP
     Certain employees of our U.K. subsidiaries participate in a share incentive plan, which is similar to our ESPP but contains certain provisions designed to meet the requirements of the U.K. tax authorities. The shares purchased by our U.K. employees through the share incentive plan are currently issued through our 2010 Omnibus Equity Incentive Plan, and were previously issued under our Incentive Equity Plan.
Executive Deferred Compensation Plan
     We maintain an executive deferred compensation plan, or EDC Plan. Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. At December 31, 2010, a total of $2.8 million had been deferred into the Prime plus 2% portion of the plan.
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
(10) EMPLOYEE BENEFIT PLANS
401(k)
     We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $1.4 million, $1.3 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Multi-employer Pension Obligation
     Certain current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund (MNOPF). At December 31, 2010, we had $5.1 million accrued related to this liability, which reflects all obligations assessed by the fund’s trustee on the Company. We continue to have employees who participate in the MNOPF and will as a result continue to have routine payments to the fund as those employees accrue additional benefits over time. In addition, we have been advised by the trustee that as of March 31, 2009, the MNOPF was underfunded and as a result there is the potential that in the future participating employers will be assessed additional obligations to correct the underfunding. The amount and timing of additional potential future obligations depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions.
Norwegian Pension Plans
     The Norwegian benefit pension plans include approximately seven of our office employees and 260 seamen and are defined benefit, multiple-employer plans, insured with Nordea Liv. We also have instituted a defined contribution plan in 2008 for shore based personnel that existing personnel could elect to participate in while discontinuing any further obligations in the defined benefit plan. All newly hired shore based personnel are required to join the defined contribution plan. Benefits under the defined benefit plans are based primarily on participants’ years of credited service, wage level at age of retirement and the contribution from the Norwegian National Insurance. A December 31, 2010 measurement date is used for the actuarial computation of the defined benefit pension plans. The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Norwegian defined benefit pension plans (in thousands):

	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of the year	$8,083	$5,615
Benefit periodic cost	933	698
Interest cost	334	284
Benefits paid	(337)	(499)
Actuarial gain (loss)	(574)	842
Translation adjustment	(50)	1,143

Benefit obligation at year end	$8,389	$8,083

	2010	2009
Change in Plan Assets
Fair value of plan assets at beginning of the year	$5,350	$3,741
Actual return on plan assets	311	276
Contributions	518	1,116
Benefits paid	(147)	-
Administrative fee	(50)	(37)
Actuarial gain (loss)	45	(570)
Translation adjustment	(8)	824

Fair value of plan assets at end of year	$6,019	$5,350

	2010	2009

Funded status	$2,370	$2,733
Social security	401	385

Net obligation including social security	$2,771	$3,118

     Amounts recognized in the balance sheet consist of (in thousands):

	December 31,
	2010	2009

Deferred costs and other assets	$406	$58
Other liabilities	2,078	190

	Year Ended December 31,
	2010	2009
Components of Net Period Benefit Cost
Service cost	$900	$647
Interest cost	323	263
Return on plan assets	(311)	(276)
Administrative fee	50	37
National insurance (social security) contribution	136	117
Recognized net actuarial gain (loss)	(618)	1,337

Net periodic benefit cost	$480	$2,125

     The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

Weighted-average assumptions	2010	2009
Discount rate	3.2%	4.3%
Return on plan assets	4.6%	5.6%
Rate of compensation increase	3.0%	4.3%
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

	2010	2009
Equity securities	13%	10%
Debt securities	66%	69%
Property	19%	20%
Other	2%	1%

All asset categories	100%	100%

     The investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.
     The projected benefit obligation and the fair value of plan assets for the Norwegian pension plan were approximately $8.4 million and $6.0 million, respectively as of December 31, 2010, and $8.1 million and $5.4 million, respectively as of December 31, 2009. We expect to contribute approximately $0.6 million to the Norwegian pension plan in 2011. No plan assets are expected to be returned to us in 2011.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ended December 31,	Benefit Payments

2011	$337
2012	357
2013	368
2014	379
2015	390

Total	$1,831

(11) STOCKHOLDERS’ EQUITY
Common Stock Issuances
     During 2010, 25,021 shares were issued through the ESPP, generating approximately $0.6 million in proceeds. The provisions of the ESPP are described above in Note 9 in more detail.
     As a result of the Rigdon Acquisition on July 1, 2008, we issued approximately 2.1 million shares of our common stock valued at $133.2 million.
     A total of 167,096 and 326,207 restricted shares of our stock were granted to certain officers and key employees in 2010 and 2009, respectively, pursuant to our 1997 Incentive Equity Plan and 2010 Omnibus Equity Incentive Plan described above in Note 9, with an aggregate market value of $4.7 million and $5.8 million, respectively, on the grant dates. The restrictions terminate at the end of three years and the value of the restricted shares is being amortized to expense over that period.
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
Reorganization
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
     We enter into forward foreign currency contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related new build contract. Any gains or losses resulting from changes in fair value were recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there was no net impact in the consolidated statements of operations. As of December 31, 2010, we have no open foreign currency contracts.
     We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At December 31, 2010, our interest rate derivative instruments have an outstanding notional amount of $100.0 million and have been designated as cash flow hedges. The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
     During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these contracts at the date of settlement. Unrecognized losses of $1.8 million are recorded as of December 31, 2010 in accumulated OCI related to these interest rate swaps. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.

     The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the consolidated balance sheet location as of December 31 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	2010		2009		2010		2009

Derivaties designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Fair value hedges	$-	Fair value hedges	$6,886	Fair value hedges	$-	Fair value hedges	$6,886

Interest Rate Swaps		-		-	Cash flow hedges	6,807	Cash flow hedges	6,422

		$-		$6,886		$6,807		$13,308

     The following tables quantify the amount of gain or loss recognized during the year ended December 31 and identify the consolidated statement of operations location:

	Location of Gain or Loss	Amount of Gain or Loss
Derivatives in fair value	Recognized in Income on	Recognized in Income on
hedging relationships	Derivative	Derivative
		2010	2009
(in thousands)
Foreign exchange contracts	See note.	$-	$-

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Interest rate contracts	$(4,351)	$1,448	Interest expense	$(2,716)	$(3,976)
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
     As of December 31, 2009, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts were designated as fair value hedges and were highly effective, as the terms of the forward contracts were the same as the purchase commitment under the new build contract. We recognized the fair value of our derivative assets as Level 2 valuations. We determined the fair value of our financial instrument position based upon the forward contract price and the foreign currency exchange rate as of December 31, 2009. At December 31, 2009, the fair value of our derivatives was approximately $6.9 million. There are no open fair value hedges at December 31, 2010.

     We had interest rate swap agreements that hedged the interest rate associated with a portion of our previous senior indebtedness. These cash flow hedges fixed the interest rate at 4.725% on approximately $85.0 million of the senior debt facility. On December 17, 2009, we entered into the $200.0 million Facility Agreement and terminated the existing senior indebtedness and the swaps associated with that debt. As a result, we entered into an interest rate swap agreement for approximately $100.0 million of the Facility Agreement indebtedness that has fixed the interest rate at 4.145%. The interest rate swap is accounted for as cash flow hedge. We report changes in the fair value of the cash flow hedges in accumulated other comprehensive income. The consolidated balance sheet contains cash flow hedges within other long term liabilities, reflecting the fair value of the interest rate swap which was $6.8 million at December 31, 2010. We report changes in the fair value of these cash flow hedges in accumulated other comprehensive income. For the year ended December 31, 2010, $2.7 million was reclassified from other comprehensive income to interest expense. We expect to reclassify $3.1 million of deferred loss related to the interest rate swaps to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of December 31, 2010.
     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total

Cash Flow Hedges	$-	$(6.8)	$-	$(6.8)

     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total

Fair Value Hedges	$-	$6.9	$-	$6.9
Purchase Commitments	-	(6.9)	-	(6.9)
Cash Flow Hedges	-	(6.4)	-	(6.4)

	$-	$(6.4)	$-	$(6.4)

     The purchase commitments and cash flow hedges are included in other long term liabilities on the consolidated balance sheet as of December 31, 2010 and 2009.
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

	North	Southeast
	Sea	Asia	Americas	Other	Total

Year Ended December 31, 2010
Revenue	$148,740	$66,533	$144,493	$-	$359,766
Direct operating expenses	78,253	10,395	81,990	-	170,638
Drydock expense	7,598	4,796	9,788	-	22,182
General and administrative expense	11,277	2,659	7,798	22,295	44,029
Depreciation and amortization	18,649	8,922	28,321	1,067	56,959
Impairment charge	-	-	97,665	-	97,665
(Gain) loss on sale of assets	(5,246)	-	154	(3)	(5,095)

Operating income (loss)	$38,209	$39,761	$(81,223)	$(23,359)	$(26,612)

Cash and cash equivalents	$47,628	$16,532	$16,123	$16,912	$97,195
Long-lived assets(a)(b)	$408,798	$249,678	$590,436	$4,665	$1,253,577
Total assets	$505,062	$292,189	$635,582	$31,617	$1,464,450
Capital expenditures	$31,997	$34,959	$4,456	$2,027	$73,439

Year Ended December 31, 2009
Revenue	$165,415	$76,544	$146,912	$-	$388,871
Direct operating expenses	80,854	8,865	76,464	-	166,183
Drydock expense	6,818	2,095	6,783	-	15,696
General and administrative expense	10,598	1,841	8,685	22,576	43,700
Depreciation and amortization	17,186	7,131	27,892	835	53,044
Impairment charge	-	-	46,247	-	46,247
Gain on sale of assets	(4,055)	(1,493)	(4)	-	(5,552)

Operating income (loss)	$54,014	$58,105	$(19,155)	$(23,411)	$69,553

Cash and cash equivalents	$29,207	$16,215	$25,680	$20,977	$92,079
Long-lived assets(a)(b)	$443,598	$202,461	$710,565	$8,115	$1,364,739
Total assets	$519,228	$245,160	$768,345	$32,926	$1,565,659
Capital expenditures	$44,901	$15,289	$16,820	$428	$77,438

Year Ended December 31, 2008
Revenue	$226,124	$77,851	$107,765	$-	$411,740
Direct operating expenses	86,445	12,509	44,972	-	143,926
Drydock expense	8,237	250	2,832	-	11,319
General and administrative expense	11,414	2,193	6,769	19,867	40,243
Depreciation and amortization	22,623	6,170	14,860	647	44,300
Gain on sale of assets	(29,081)	(5,718)	(12)	-	(34,811)

Operating income (loss)	$126,486	$62,447	$38,344	$(20,514)	$206,763

Cash and cash equivalents	$46,080	$19,707	$7,723	$27,251	$100,761
Long-lived assets(a)(b)	$341,553	$159,288	$684,601	$141,208	$1,326,650
Total assets	$436,758	$209,179	$738,181	$172,850	$1,556,968
Capital expenditures	$23,805	$45,089	$39,733	$1,072	$109,699
a.	Goodwill is included in the North Sea and Americas segments. The Americas segment goodwill was charged to impairment expense in the second quarter of 2010.
b.
Most vessels under construction are included in Other until delivered. Revenue, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel. In 2010, we had $104.5 million in revenue and $462.9 million in long-lived assets attributed to business in the United States, our country of domicile. In 2009, we had $106.5 million in revenue and $603.9 million in long-lived assets attributed to the United States.

(15) UNAUDITED QUARTERLY FINANCIAL DATA
     Summarized quarterly financial data for the two years ended December 31, 2010 and 2009 are as follows:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2010
Revenues	$84,651	$92,782	$94,479	$87,854
Operating income (loss)	8,912	(79,239)	25,981	17,734
Net income (loss)	21,543	(90,731)	19,207	15,236
Per share (basic)	$0.85	($3.55)	$0.75	$0.59
Per share (diluted)	$0.84	($3.55)	$0.75	$0.59

2009
Revenue	$108,795	$104,656	$90,764	$84,656
Operating income	1,550	39,040	19,765	9,197
Net income (loss)	14,221	34,923	12,702	(11,263)
Per share (basic)	$0.57	$1.39	$0.50	($0.45)
Per share (diluted)	$0.56	$1.38	$0.50	($0.45)

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
     Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2010, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2010. UHY LLP has issued the following opinion on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and its Subsidiaries:
     We have audited GulfMark Offshore, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GulfMark Offshore, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, GulfMark Offshore, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows of GulfMark Offshore, Inc. and its subsidiaries, and our report dated February 24, 2011 expressed an unqualified opinion.
UHY LLP
Houston, Texas
February 24, 2011

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(3) Exhibits

Filed Herewith or
Incorporated by Reference
Exhibits	Description	from the
Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our Form 8-K filed February 24, 2010

4.6	Registration Rights Agreement, dated July 1, 2008, among GulfMark Offshore, Inc. and certain of the Rigdon Shareholders	Exhibit 4.5 to our current report on Form 8-K filed on July 7, 2008

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 1998

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.4.2 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 1998

10.13	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.14	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.15	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.16	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

10.17	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A, filed on April 11, 2005

10.18	Amendment No. 1 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 4.8.2 to our Registration Statement on Form S-8, Registration No. 333-143258 filed on May 25, 2007

10.19	Amendment No. 2 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 10.5 to our current report on Form 8-K filed on October 19, 2009

10.20	Amendment No. 3 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on March 23, 2010

10.21	Form of Restricted Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.1 to our current report on Form 8-K filed on May 18, 2006

10.22	Form of Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.3 to our Form 8-K filed on March 23, 2010

10.23	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to our Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.24	Amendment No. 1 to Employee Stock Purchase Plan*	Exhibit 10.1 to our current report on Form 8-K filed on March 23, 2010

10.25	Executive Nonqualified Excess Plan Document*	Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010

10.26	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010*	Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010

10.27	Form of the Executive Nonqualified Excess Plan Participation Agreement*	Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010

10.28	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.29	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.30	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.31	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.32	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.33	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.34	GM Offshore, Inc. Supplemental Income Plan effective as of January 1, 2000*	Filed herewith

10.35	Split-Dollar Insurance Agreement (Collateral Assignment) dated January 1, 2000, between GM Offshore, Inc. and Bruce A. Streeter*	Filed herewith

10.36	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by Bruce A. Streeter*	Filed herewith

10.37	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 28, 2010, between GulfMark Offshore, Inc. and Bruce A. Streeter*	Filed herewith

10.38	Split-Dollar Insurance Agreement (Collateral Assignment) dated January 1, 2000, between GM Offshore, Inc. and John E. Leech*	Filed herewith

10.39	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by John E. Leech*	Filed herewith

10.40	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 29, 2010, between GulfMark Offshore, Inc. and John E. Leech*	Filed herewith

10.41	U.S. $25.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others dated June 1, 2006, as Amended and Restated by a First Supplemental Agreement dated June 5, 2008	Exhibits 10.24 and 10.25 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.42	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.29 to our current report on Form 8-K filed on June 9, 2006

10.43	U.S. $30.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.30 to our current report on Form 8-K filed on June 9, 2006

10.44	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Marine Far East Pte. Ltd. And DnB NOR Bank ASA and others dated June 5, 2008	Exhibit 10.26 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.45	Membership Interest and Stock Purchase Agreement among GulfMark Offshore, Inc., Rigdon Marine Corporation, Rigdon Marine Holdings, L.L.C., all the members of Rigdon Marine Holdings, L.L.C., Sherwood Investment, L.L.C., John J. Tennant III Irrevocable Trust, Brian M. Bowman Irrevocable Trust, and Bourbon Offshore, dated May 28, 2008	Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.46	Assignment and Assumption Agreement between GulfMark Offshore, Inc. and GulfMark Management, Inc., dated June 30, 2008	Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.47	Non-Competition and Non-Solicitation Agreement between GulfMark Offshore, Inc. and Larry T. Rigdon, dated July 1, 2008	Exhibit 10.8 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.48	Operating Agreement and By-laws of Jackson Offshore, LLC, by and between Rigdon Marine Corporation, Lee Jackson, and Bourbon Offshore Holdings SAS, dated August 16, 2006	Exhibit 10.9 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.49	Delphin Marine Logistics Limited Joint Venture Agreement, by and between Rigdon Marine Corporation, Mariners Haven Limited and Delphin Marine Logistics Limited, dated February 29, 2008	Exhibit 10.10 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.50	U.S. $200.0 million Facility Agreement among GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, The Royal Bank of Scotland plc, as arranger, as agent of the Finance Parties and as security trustee for the Secured Parties, and the lenders that are parties thereto, dated December 17, 2009	Exhibit 10.1 to our current report on Form 8-K filed on December 17, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)
By:	/s/ Bruce A. Streeter
Bruce A. Streeter
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 24, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter	Chief Executive Officer, President and Director	February 24, 2011

Bruce A. Streeter	(Principal Executive Officer)

/s/ Quintin V. Kneen	Executive Vice President and Chief Financial Officer	February 24, 2011

Quintin V. Kneen	(Principal Financial Officer)

/s/ Samuel R. Rubio	Vice President, Controller and Chief Accounting Officer	February 24, 2011

Samuel R. Rubio	(Principal Accounting Officer)

/s/ David J. Butters	Director	February 24, 2011

David J. Butters

/s/ Peter I. Bijur	Director	February 24, 2011

Peter I. Bijur

/s/ Brian R. Ford	Director	February 24, 2011

Brian R. Ford

/s/ Louis S. Gimbel, 3rd	Director	February 24, 2011

Louis S. Gimbel 3rd

/s/ Sheldon S. Gordon	Director	February 24, 2011

Sheldon S. Gordon

/s/ Robert B. Millard	Director	February 24, 2011

Robert B. Millard

/s/ Robert T. O’Connell	Director	February 24, 2011

Robert T. O’Connell

/s/ Rex C. Ross	Director	February 24, 2011

Rex C. Ross

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
Exhibits	Description	from the
Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our Form 8-K filed February 24, 2010

4.6	Registration Rights Agreement, dated July 1, 2008, among GulfMark Offshore, Inc. and certain of the Rigdon Shareholders	Exhibit 4.5 to our current report on Form 8-K filed on July 7, 2008

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 1998

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.4.2 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 1998

10.13	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.14	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.15	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.16	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

10.17	GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A, filed on April 11, 2005

10.18	Amendment No. 1 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 4.8.2 to our Registration Statement on Form S-8, Registration No. 333-143258 filed on May 25, 2007

10.19	Amendment No. 2 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 10.5 to our current report on Form 8-K filed on October 19, 2009

10.20	Amendment No. 3 to the GulfMark Offshore, Inc. 2005 Non-Employee Director Share Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on March 23, 2010

10.21	Form of Restricted Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.1 to our current report on Form 8-K filed on May 18, 2006

10.22	Form of Stock Award Agreement (2005 Non-Employee Director Share Incentive Plan)*	Exhibit 10.3 to our Form 8-K filed on March 23, 2010

10.23	GulfMark Offshore, Inc. Employee Stock Purchase Plan*	Exhibit 4.4.3 to our Registration Statement on Form S-8, Registration No. 333-84110 filed on March 11, 2002

10.24	Amendment No. 1 to Employee Stock Purchase Plan*	Exhibit 10.1 to our current report on Form 8-K filed on March 23, 2010

10.25	Executive Nonqualified Excess Plan Document*	Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010

10.26	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010*	Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010

10.27	Form of the Executive Nonqualified Excess Plan Participation Agreement*	Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010

10.28	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.29	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.30	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.31	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.32	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.33	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.34	GM Offshore, Inc. Supplemental Income Plan effective as of January 1, 2000*	Filed herewith

10.35	Split-Dollar Insurance Agreement (Collateral Assignment) dated January 1, 2000, between GM Offshore, Inc. and Bruce A. Streeter*	Filed herewith

10.36	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by Bruce A. Streeter*	Filed herewith

10.37	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 28, 2010, between GulfMark Offshore, Inc. and Bruce A. Streeter*	Filed herewith

10.38	Split-Dollar Insurance Agreement (Collateral Assignment) dated January 1, 2000, between GM Offshore, Inc. and John E. Leech*	Filed herewith

10.39	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by John E. Leech*	Filed herewith

10.40	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 29, 2010, between GulfMark Offshore, Inc. and John E. Leech*	Filed herewith

10.41	U.S. $25.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others dated June 1, 2006, as Amended and Restated by a First Supplemental Agreement dated June 5, 2008	Exhibits 10.24 and 10.25 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.42	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.29 to our current report on Form 8-K filed on June 9, 2006

10.43	U.S. $30.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.30 to our current report on Form 8-K filed on June 9, 2006

10.44	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Marine Far East Pte. Ltd. And DnB NOR Bank ASA and others dated June 5, 2008	Exhibit 10.26 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.45	Membership Interest and Stock Purchase Agreement among GulfMark Offshore, Inc., Rigdon Marine Corporation, Rigdon Marine Holdings, L.L.C., all the members of Rigdon Marine Holdings, L.L.C., Sherwood Investment, L.L.C., John J. Tennant III Irrevocable Trust, Brian M. Bowman Irrevocable Trust, and Bourbon Offshore, dated May 28, 2008	Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.46	Assignment and Assumption Agreement between GulfMark Offshore, Inc. and GulfMark Management, Inc., dated June 30, 2008	Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.47	Non-Competition and Non-Solicitation Agreement between GulfMark Offshore, Inc. and Larry T. Rigdon, dated July 1, 2008	Exhibit 10.8 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.48	Operating Agreement and By-laws of Jackson Offshore, LLC, by and between Rigdon Marine Corporation, Lee Jackson, and Bourbon Offshore Holdings SAS, dated August 16, 2006	Exhibit 10.9 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.49	Delphin Marine Logistics Limited Joint Venture Agreement, by and between Rigdon Marine Corporation, Mariners Haven Limited and Delphin Marine Logistics Limited, dated February 29, 2008	Exhibit 10.10 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.50	U.S. $200.0 million Facility Agreement among GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, The Royal Bank of Scotland plc, as arranger, as agent of the Finance Parties and as security trustee for the Secured Parties, and the lenders that are parties thereto, dated December 17, 2009	Exhibit 10.1 to our current report on Form 8-K filed on December 17, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of UHY LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith