Form 10-Q
period 2011-03-31
GULFMARK OFFSHORE INC
filed 2011-04-28
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
GULFMARK OFFSHORE, INC.
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
YES ☐           NO ☑
     Number of shares of Class A Common Stock, $0.01 par value, outstanding as of April 27, 2011: 26,500,461.
(Exhibit Index Located on Page 22)

GulfMark Offshore, Inc.
Index

Page
Number
Part I. Financial Information
Item 1 Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Operations	4
Unaudited Condensed Consolidated Statement of Stockholders’ Equity	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 Controls and Procedures	20
Part II. Other Information	21
Item 6 Exhibits	21
Signatures	21
Exhibit Index	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$105,516	$97,195
Trade accounts receivable, net of allowance for doubtful accounts of $260 and $283, respectively	67,110	66,714
Other accounts receivable	13,410	10,326
Prepaid expenses and other current assets	21,545	16,645

Total current assets	207,581	190,880

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $302,532 and $282,395, respectively	1,193,407	1,191,280
Construction in progress	3,018	2,920
Goodwill	33,625	31,987
Intangibles, net of accumulated amortization of $7,929 and $7,208, respectively	26,669	27,390
Deferred costs and other assets	21,158	19,993

Total assets	$1,485,458	$1,464,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$33,333
Accounts payable	17,514	15,130
Income and other taxes payable	6,490	4,066
Accrued personnel costs	21,626	23,417
Accrued interest expense	2,659	5,757
Other accrued liabilities	8,853	7,676

Total current liabilities	90,475	89,379

Long-term debt	294,779	293,095
Long-term income taxes:
Deferred tax liabilities	103,420	102,509
Other income taxes payable	18,427	19,400
Cash flow hedges	5,946	6,807
Other liabilities	7,276	7,303
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,466 and 26,269 shares issued and 26,498 and 26,013 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	261	259
Additional paid-in capital	373,261	370,218
Retained earnings	535,301	536,468
Accumulated other comprehensive income	57,731	39,137
Treasury stock, at cost	(9,167)	(7,228)
Deferred compensation expense	7,748	7,103

Total stockholders’ equity	965,135	945,957

Total liabilities and stockholders’ equity	$1,485,458	$1,464,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2011	2010
	(In thousands, except per share amounts)
Revenue	$81,289	$84,651
Costs and expenses:
Direct operating expenses	44,318	43,069
Drydock expense	6,524	6,964
General and administrative expenses	11,423	11,731
Depreciation and amortization	14,675	13,975
Loss on sale of assets	10	—

Total costs and expenses	76,950	75,739

Operating income	4,339	8,912

Other income (expense):
Interest expense	(5,727)	(4,989)
Interest income	67	105
Foreign currency gain (loss) and other	(58)	1,781

Total other expense	(5,718)	(3,103)

Income (loss) before income taxes	(1,379)	5,809
Income tax benefit	212	15,734

Net income (loss)	$(1,167)	$21,543

Earnings (loss) per share:
Basic	$(0.05)	$0.84
Diluted	$(0.05)	$0.84
Weighted average shares outstanding:
Basic	25,679	25,394
Diluted	25,679	25,544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011

							Deferred
		Additional		Accumulated Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Treasury Stock		Expense	Equity
						Share
					Shares	Value
				(In thousands)
Balance at December 31, 2010	$259	$370,218	$536,468	$39,137	(256)	$(7,228)	$7,103	$945,957
Net loss	—	—	(1,167)	—	—	—	—	(1,167)
Issuance of common stock	1	1,516	—	—	—	—	—	1,517
Exercise of stock options	1	1,469	—	—	—	—	—	1,470
Deferred compensation plan	—	58	—	—	(43)	(1,939)	645	(1,236)
Gain on cash flow hedge, net of tax	—	—	—	507	—	—	—	507
Translation adjustment	—	—	—	18,087	—	—	—	18,087

Balance at March 31, 2011	$261	$373,261	$535,301	$57,731	(299)	$(9,167)	$7,748	$965,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,167)	$21,543
Adjustments to reconcile net income (loss) from operations to net cash provided by operations:
Depreciation and amortization	14,675	13,975
Loss on sale of assets	10	—
Amortization of stock-based compensation	1,332	1,273
Amortization of deferred financing costs	408	400
Provision for doubtful accounts receivable, net of write-offs	(28)	322
Deferred income tax provision (benefit)	762	(1,485)
Foreign currency transaction (gain) loss	(124)	(1,615)
Change in operating assets and liabilities:
Accounts receivable	(2,385)	(1,096)
Prepaids and other	(4,667)	(121)
Accounts payable	2,116	2,259
Other accrued liabilities and other	(5,891)	(13,520)

Net cash provided by operating activities	5,041	21,935
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(1,522)	(55,430)
Proceeds from disposition of vessels and equipment	—	257

Net cash used in investing activities	(1,522)	(55,173)
Cash flows from financing activities:
Repayments of debt	(8,333)	(8,333)
Proceeds from borrowings	10,000	—
Debt refinancing cost	—	(2,000)
Proceeds from exercise of stock options	911	644
Proceeds from issuance of stock	215	247

Net cash provided by (used in) financing activities	2,793	(9,442)
Effect of exchange rate changes on cash	2,009	(1,172)

Net increase (decrease) in cash and cash equivalents	8,321	(43,852)
Cash and cash equivalents at beginning of the period	97,195	92,079

Cash and cash equivalents at end of period	$105,516	$48,227

Supplemental cash flow information:
Interest paid, net of interest capitalized	$8,468	$8,286
Income taxes paid, net	888	302
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(1) GENERAL INFORMATION
Organization and Nature of Operations
     The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries and predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2010.
     In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the unaudited condensed consolidated financial statements for the periods indicated have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.
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

Earnings Per Share
     Basic Earnings Per Share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed using the treasury stock method for Class A Common Stock equivalents. The reconciliation between basic and diluted earnings per share from income or loss attributable to Class A Common Stock stockholders, including allocation to participating securities, is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)
Income (loss):
Net income (loss) attributable to common stockholders	$(1,167)	$21,543
Less: Distributions on participating securities	—	—
Less: Undistributed income allocated to participating securities	—	318

Basic	$(1,167)	$21,225

Diluted	$(1,167)	$21,543

Shares:
Basic
Weighted-average common shares outstanding	25,679	25,394
Dilutive effect of stock options and restricted stock awards	—	150

Diluted	25,679	25,544

Income (loss) per common share:
Basic	$(0.05)	$0.84
Diluted	$(0.05)	$0.84
Our basic EPS presentation has been modified to conform with the guidelines set forth in ASC 260 Earnings Per Share concerning unvested share-based payment awards with non-forfeitable rights to receive dividends or dividend. Conforming the presentation had an immaterial impact on our basic EPS in prior periods.
(2) COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$(1,167)	$21,543
Comprehensive income:
Unrealized gain (loss) on cash flow hedge	507	(555)
Foreign currency translation	18,087	(25,482)

Total comprehensive income (loss)	$17,427	$(4,494)

     Our accumulated other comprehensive income (loss) item relates primarily to our cumulative foreign currency translation adjustments, and adjustments related to our cash flow hedges.
(3) VESSEL ACQUISITIONS AND DISPOSITIONS
     As of April 27, 2011, we have one vessel that is being held for sale that is not included in our fleet numbers and have no vessels under construction.
     Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2010, $0.7 million of interest was capitalized. We did not capitalize any interest in the three month period ended March 31, 2011.
(4) INCOME TAXES
     Except for the portion of the current year’s foreign earnings that are expected to be remitted to the U.S. in the foreseeable future, we consider earnings of our foreign subsidiaries to be permanently reinvested, and, as such, we have not provided for any U.S. federal or state income taxes on these permanently reinvested earnings.
(5) COMMITMENTS AND CONTINGENCIES
     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results will be impacted by the difference, if any, between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures change from period to period based upon updated relevant facts and circumstances, which can cause our estimates to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure. We do not believe that the outcome of these matters will have a material adverse effect on our business, financial condition, or results of operations.
(6) DERIVATIVE FINANCIAL INSTRUMENTS
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
     We periodically enter into forward foreign currency contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related contract. Any gains or losses resulting from changes in fair value are recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there is no net impact in the consolidated statements of operations. As of March 31, 2011, we had no open forward foreign currency contracts.
     We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At March 31, 2011, our interest rate derivative instruments have an outstanding notional amount of $100.0 million and have been designated as cash flow hedges. The terms of these swaps, including reset dates and floating rate indices, match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
     During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these contracts at the date of settlement. Unrecognized losses of $1.4 million are recorded as of March 31, 2011 in accumulated OCI related to these interest rate swap contracts. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.

     The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
Derivatives designed as	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet
hedging instruments	Location	Value	Location	Value	Location	Value	Location	Fair Value

Interest rate swaps		—		—	Cash flow hedges	5,946	Cash flow hedges	6,807

		$—		$—		$5,946		$6,807

     The following tables quantify the amount of gain or loss recognized during the quarters ended March 31, and identify the consolidated statement of operations location:

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate swaps	$(98)	$(1,650)	Interest expense	$(752)	$(660)
(7) FAIR VALUE MEASUREMENTS
     Each asset and liability required to be carried at fair value is classified under one of the following criteria:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
     We have a fixed-for-floating interest rate swap agreement that has the effect of fixing the LIBOR interest rate component on $100.0 million of the outstanding balance on the Facility Agreement. The fixed rate component of the swap is set at 4.145% and the swap matures with the Facility Agreement on December 31, 2012. The interest rate swap is accounted for as a cash flow hedge. The consolidated balance sheet contains cash flow hedges within other long term liabilities, reflecting the fair value of the interest rate swap which was $5.9 million at March 31, 2011. For the three-month period ended March 31, 2011, $0.3 million related to this interest rate swap was reclassified from other comprehensive income to interest expense. We expect to reclassify $1.8 million of deferred loss related to this interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of March 31, 2011.

     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$—	$5.9	$—	$5.9

     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$—	$6.8	$—	$6.8

(8) NEW ACCOUNTING PRONOUNCEMENTS
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under Accounting Standards Codification (“ASC”) Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2010-28 in 2012 to have a material impact on our consolidated financial statements.
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

Operating Income (Loss) by Operating Segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
			(In thousands)
Quarter Ended March 31, 2011
Revenue	$35,399	$15,535	$30,355	$—	$81,289
Direct operating expenses	20,715	2,861	20,741	—	44,317
Drydock expense	3,070	185	3,269	—	6,524
General and administrative	3,234	674	2,270	5,245	11,423
Depreciation expense	4,787	2,451	7,106	332	14,676
(Gain) loss on sale of assets	—	—	10	—	10

Operating income (loss)	$3,593	$9,364	$(3,041)	$(5,577)	$4,339

Quarter Ended March 31, 2010
Revenue	$35,275	$15,827	$33,549	$—	$84,651
Direct operating expenses	20,169	2,324	20,576	—	43,069
Drydock expense	2,030	1,945	2,989	—	6,964
General and administrative	2,820	599	2,187	6,125	11,731
Depreciation expense	4,660	1,965	7,128	222	13,975

Operating income (loss)	$5,596	$8,994	$669	$(6,347)	$8,912

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 89 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At April 27, 2011, our active fleet includes 74 owned vessels and 15 managed vessels.
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
     In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first quarter of 2011, we completed 191 drydock days, compared to 205 drydock days completed in the same quarter last year.
Critical Accounting Policies
     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2010.
Results of Operations
     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended
	March 31,
	2011	2010

Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$35,399	$35,275
Southeast Asia Based Fleet	15,535	15,827
Americas Based Fleet	30,355	33,549

Average Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$17,789	$16,771
Southeast Asia Based Fleet	15,248	18,039
Americas Based Fleet	14,194	13,362

Overall Utilization (a) (b):
North Sea Based Fleet	87.1%	90.2%
Southeast Asia Based Fleet	83.2%	83.1%
Americas Based Fleet	70.5%	79.8%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.0	25.3
Southeast Asia Based Fleet	14.0	12.0
Americas Based Fleet	35.0	36.0

Total	74.0	73.3

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.

(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.
Comparison of the Three Months Ended March 31, 2011 with the Three Months Ended March 31, 2010
     For the quarter ended March 31, 2011, we had a net loss of $1.2 million, or $0.05 per diluted share, on revenues of $81.3 million. In comparison, for the same period in 2010, net income was $21.5 million, or $0.84 per diluted share, on revenues of $84.7 million.
     Our revenues for the quarter ended March 31, 2011 decreased $3.4 million, or 4.0%, compared to the first quarter of 2010. The decrease in revenue was due mainly to the overall decrease in utilization from 83.9% in the first quarter of 2010 to 78.5% in the current year quarter, which negatively impacted revenue by $5.3 million. The decrease partially was offset by a combination of the weakening U.S. Dollar and an increase in overall day rates from $15,385 in the first quarter of 2010 to $15,753 in the current quarter, which together increased revenue by $1.9 million.

     Operating income decreased $4.6 million compared with the first quarter of 2010. The decrease is due primarily to lower revenue but is also affected by increased direct operating and depreciation expenses. This was offset by a decrease in general and administrative expense from $11.7 million in the first quarter of 2010 to $11.4 million in the current year quarter combined with lower drydock expense of $0.4 million due to fewer drydock days in the current quarter compared to the first quarter of 2010.
North Sea
     Revenues in the North Sea region increased by $0.1 million to $35.4 million in the first quarter of 2011. The combination of the weakening of the U.S. Dollar and the increase in day rates from $16,771 in the first quarter of 2010 to $17,789 in the current year quarter, contributed $2.8 million to the increase in revenue. The overall vessel count in the first quarter of 2011 is the same as in the first quarter of 2010, however, the timing of the sale of one vessel and the addition of a new build resulted in a decrease in revenue of $0.3 million. Utilization decreased from 90.2% in the first quarter of 2010 to 87.1% in the current quarter, which negatively impacted revenue by $2.4 million. Operating income decreased $2.0 million from the prior year quarter due mainly to higher drydock expense and higher crew salaries and travel cost. General and administrative expense increased $0.4 million due to an increase in salaries and professional fees.
Southeast Asia
     Revenues for our Southeast Asia based fleet decreased by $0.3 million to $15.5 million in the first quarter of 2011. Increased capacity as a result of the delivery of two new vessels during the second and third quarter of 2010, combined with a small increase in utilization increased revenue by $3.2 million in the first quarter of 2011. Offsetting the increase, day rates in the region decreased from $18,039 in the prior year first quarter to $15,248 in the first quarter of the current year, lowering revenue by $3.5 million. Operating income was $9.4 million in the first quarter of 2011 compared to $9.0 million in the same 2010 quarter. The increase is due mainly to lower drydock expense in the first quarter of 2011 of $1.8 million as a result of 49 fewer drydock days. This was offset by a small decrease in revenue and an increase in operating and depreciation expenses resulting from the addition of two new vessels in 2010. General and administrative expense was $0.6 million in the first quarter of 2010 compared to $0.7 million in the current year quarter.
Americas
     The Americas region revenues decreased by $3.2 million, or 9.5%, to $30.4 million in the first quarter of 2011. Lower utilization in the region decreased revenue by $4.7 million as utilization rates decreased from 79.8% in the prior year quarter to 70.5% in the first quarter of 2011. In addition, lower capacity due to the sale of a vessel in 2010 decreased revenue by $1.1 million from the first quarter of 2010. This was partially offset by an increase in revenue of $2.6 million resulting in an increase in day rates from $13,362 in the first quarter of 2010 to $14,194 in the current year quarter. The region incurred an operating loss of $3.0 million in the first quarter of 2011, compared to a gain of $0.7 million in the first quarter of 2010. The decrease is due to the decrease in revenue, an increase in drydock expense due to more drydock days in the current year quarter and an increase in crew salaries and benefits. General and administrative expense was $2.2 million the first quarter in 2010 compared to $2.3 million in 2011.

Other
     Other expenses in the first quarter of 2011 increased by $2.6 million compared to the prior year quarter resulting primarily from the foreign currency impact in 2011 compared to the prior year and an increase in interest expense due to lower capitalized interest.
Tax Rate
     Our effective tax rate for the first quarter of 2011 was 9.7% excluding unusual items. This compares to a 9.4% effective tax rate benefit in the first quarter of 2010, excluding the $15.0 million reversal of accrued tax for a change in Norwegian tax law. The change in rate from the prior year is primarily attributable to the U.S. tax impact of remitting a portion of our 2011 foreign earnings.
Liquidity, Capital Resources and Financial Condition
     Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, maintain our fleet, finance the construction of new vessels and acquire or improve equipment or vessels. We plan to continue to be active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined by the supply and demand for offshore drilling for crude oil and natural gas.
     We completed our last vessel construction program in 2010 and have no new vessel construction commitments for 2011. Interest expense at current rates under our existing debt arrangements, assuming no additional borrowings, will be approximately $23.0 million for 2011. Minimum repayments under our existing debt arrangements will be approximately $33.3 million for 2011. These amounts are anticipated to be paid from a combination of cash on hand and cash from operations.
     In addition, we are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $16.7 million in 2011.
     Net working capital at March 31, 2011, was $117.1 million, including $105.5 million in cash. Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2011. Net cash used in investing activities was $1.5 million. Net cash provided by financing activities was $2.8 million.
     At March 31, 2011, we had approximately $105.5 million of cash on hand and $10.0 million drawn under our $175.0 million Revolving Loan Facility, $158.3 million borrowed under our Facility Agreement, and $160.0 million outstanding under our Senior Notes.
     We anticipate that cash on hand and future cash flow from operations for 2011 will be adequate to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

Currency Fluctuations and Inflation
     A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 43.5% of our total consolidated revenue and $3.6 million in operating income for the three months ended March 31, 2011. In the first quarter of 2011, the exchange rates of GBP, NOK and Euros against the U.S. Dollar ranged as follows:

	Three Months Ended
	March 31,
	2011	2010
	1 US$ =

GBP	0.624	0.641
NOK	5.536	5.862
Euro	0.706	0.723
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
     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. These contracts expired in early 2010 and there are no outstanding contracts at March 31, 2011. See Part I, Items 1 and 2 “Business and Properties — New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations” of our Form 10-K for the year ended December 31, 2010 for more details. We do not use foreign currency forward contracts for trading or speculative purposes.

     Reflected in the accompanying consolidated balance sheet at March 31, 2011, is $57.7 million in accumulated other comprehensive income primarily relating to the higher exchange rate at March 31, 2011 in comparison to the exchange rate when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was $60.5 million at March 31, 2011. Also included in accumulated other comprehensive income was a loss of $2.8 million related to our cash flow hedges. Changes in the other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.
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
Forward-Looking Statements
     This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:
•	operational risk,

•	catastrophic or adverse sea or weather conditions,

•	dependence on the oil and natural gas industry,

•	volatility in oil and natural gas prices,

•	delay or cost overruns on construction projects or insolvency of the shipbuilders,

•	lack of shipyard or equipment availability,

•	ongoing capital expenditure requirements,

•	uncertainties surrounding environmental and government regulation,

•	uncertainties surrounding deep water permitting and exploration and development activities,

•	risks relating to compliance with the Jones Act,

•	risks relating to leverage,

•	risks of foreign operations,

•	risk of war, sabotage, piracy or terrorism,

•	assumptions concerning competition,

•	risks of currency fluctuations, and

•	other matters.

     These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Form 10-K for the year ended December 31, 2010, filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.
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
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of March 31, 2011, the fair value of these notes, based on quoted market prices, was approximately $163.9 million compared to a carrying amount of $159.8 million.
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

     As of December 31, 2010, our management determined that our internal controls over financial reporting were effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2010, has been audited by UHY LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2010 filed with the SEC.
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
Quintin V. Kneen
Executive Vice President and Chief Financial Officer

Date: April 28, 2011

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010.

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	Employment Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011	Exhibit 10.1 to our Form 8-K filed on March 21, 2011

10.2	Change of Control Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011	Exhibit 10.2 to our Form 8-K filed on March 21, 2011

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements.	Filed herewith