Form 10-Q
period 2011-06-30
GULFMARK OFFSHORE INC
filed 2011-07-22
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
GULFMARK OFFSHORE, INC.
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
YES ☐          NO ☑
     Number of shares of Class A Common Stock, $0.01 par value, outstanding as of July 21, 2011: 26,539,660
(Exhibit Index Located on Page 26)

GulfMark Offshore, Inc.
Index

Page
Number
Part I. Financial Information
Item 1 Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Operations	4
Unaudited Condensed Consolidated Statement of Stockholders’ Equity	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 Quantitative and Qualitative Disclosures About Market Risk	24
Item 4 Controls and Procedures	24
Part II. Other Information
Item 6 Exhibits	25
Signatures	25
Exhibit Index	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$113,943	$97,195
Trade accounts receivable, net of allowance for doubtful accounts of $97 and $283, respectively	82,913	66,714
Other accounts receivable	12,510	10,326
Prepaid expenses and other	18,251	16,645

Total current assets	227,617	190,880

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $318,403 and $282,395, respectively	1,187,292	1,191,280
Construction in progress	3,869	2,920
Goodwill	34,495	31,987
Intangibles, net of accumulated amortization of $8,650 and $7,208, respectively	25,949	27,390
Deferred costs and other assets	25,885	19,993

Total assets	$1,505,107	$1,464,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$33,333
Accounts payable	21,146	15,130
Income and other taxes payable	5,019	4,066
Accrued personnel costs	22,387	23,417
Accrued interest expense	5,769	5,757
Other accrued liabilities	8,225	7,676

Total current liabilities	95,879	89,379

Long-term debt	286,463	293,095
Long-term income taxes:
Deferred tax liabilities	101,556	102,509
Other income taxes payable	17,233	19,400
Cash flow hedge	5,552	6,807
Other liabilities	11,269	7,303
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,540 and 26,269 shares issued and 26,513 and 26,013 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	261	259
Additional paid-in capital	374,978	370,218
Retained earnings	548,592	536,468
Accumulated other comprehensive income	64,488	39,137
Treasury stock, at cost	(9,006)	(7,228)
Deferred compensation expense	7,842	7,103

Total stockholders’ equity	987,155	945,957

Total liabilities and stockholders’ equity	$1,505,107	$1,464,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010
	(In thousands except per share amounts)
Revenue	$96,911	$92,782	$178,200	$177,433
Costs and expenses:
Direct operating expenses	46,908	42,658	91,225	85,727
Drydock expense	3,683	6,159	10,207	13,123
General and administrative expenses	10,910	11,456	22,333	23,187
Depreciation and amortization	14,982	13,977	29,658	27,952
Loss on sale of assets	—	106	10	106
Impairment charge	—	97,665	—	97,665

Total costs and expenses	76,483	172,021	153,433	247,760

Operating income (loss)	20,428	(79,239)	24,767	(70,327)

Other income (expense):
Interest expense	(5,630)	(5,062)	(11,357)	(10,051)
Interest income	119	37	184	142
Foreign currency gain (loss) and other	73	(1,020)	17	761

Total other expense	(5,438)	(6,045)	(11,156)	(9,148)

Income (loss) before income taxes	14,990	(85,284)	13,611	(79,475)
Income tax (provision) benefit	(1,699)	(5,447)	(1,487)	10,287

Net income (loss)	$13,291	$(90,731)	$12,124	$(69,188)

Earnings (loss) per share:
Basic	$0.51	$(3.55)	$0.47	$(2.72)

Diluted	$0.51	$(3.55)	$0.46	$(2.72)

Weighted average shares outstanding:
Basic	25,829	25,546	25,754	25,470

Diluted	25,949	25,546	25,885	25,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011

							Deferred
		Additional		Accumulated Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Treasury Stock		Expense	Equity
						Share
					Shares	Value
	(In thousands)
Balance at December 31, 2010	$259	$370,218	$536,468	$39,137	(256)	$(7,228)	$7,103	$945,957
Net income	—	—	12,124	—	—	—	—	12,124
Issuance of common stock	1	3,238	—	—	—	—	—	3,239
Exercise of stock options	1	1,469	—	—	—	—	—	1,470
Deferred compensation plan	—	53	—	—	(39)	(1,778)	739	(986)
Unrealized gain on cash flow hedge	—	—	—	668	—	—	—	668
Translation adjustment	—	—	—	24,683	—	—	—	24,683

Balance at June 30, 2011	$261	$374,978	$548,592	$64,488	(295)	$(9,006)	$7,842	$987,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,124	$(69,188)
Adjustments to reconcile net income (loss) from operations to net cash provided by operations:
Depreciation and amortization	29,658	27,952
Loss on sale of assets	10	106
Impairment charge	—	97,665
Stock based compensation	2,908	2,864
Deferred financing costs	834	799
Provision for doubtful accounts receivable, net of write-offs	(192)	939
Deferred income tax benefit	(1,053)	(2,861)
Foreign currency transaction (gain) loss	(314)	675
Change in operating assets and liabilities:
Accounts receivable	(16,623)	(3,725)
Prepaids and other	(1,866)	(4,541)
Accounts payable	5,665	(807)
Other accrued liabilities and other	(6,109)	(10,495)

Net cash provided by operating activities	25,042	39,383
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(4,934)	(63,179)
Proceeds from disposition of vessels and equipment	—	890

Net cash used in investing activities	(4,934)	(62,289)
Cash flows from financing activities:
Proceeds from borrowings	10,000	—
Repayments of debt	(16,666)	(16,667)
Debt refinancing cost	—	(2,000)
Proceeds from exercise of stock options	911	1,069
Proceeds from issuance of stock	338	369

Net cash used in financing activities	(5,417)	(17,229)
Effect of exchange rate changes on cash	2,057	(2,150)

Net increase (decrease) in cash and cash equivalents	16,748	(42,285)
Cash and cash equivalents at beginning of the period	97,195	92,079

Cash and cash equivalents at end of the period	$113,943	$49,794

Supplemental cash flow information:
Interest paid, net of interest capitalized	$9,693	$9,069

Income taxes paid, net	$3,320	$3,166

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
     We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, offshore Southeast Asia and the Americas. We also operate our vessels in other regions to meet our customers’ requirements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Income (loss):
Net income (loss) attributable to common stockholders	$13,291	$(90,731)	$12,124	$(69,188)
Undistributed income allocated to participating securities	(121)	—	(141)	—

Basic	13,170	(90,731)	11,983	(69,188)

Undistributed income allocated to participating securities	121	—	141	—
Undistributed income reallocated to participating securities	(120)	—	(140)	—

Diluted	$13,171	$(90,731)	$11,984	$(69,188)

Shares:
Basic
Weighted-average common shares outstanding	25,829	25,546	25,754	25,470
Dilutive effect of stock options and restricted stock awards	120	—	131	—

Diluted	25,949	25,546	25,885	25,470

Income (loss) per common share:
Basic	$0.51	$(3.55)	$0.47	$(2.72)
Diluted	$0.51	$(3.55)	$0.46	$(2.72)
(2) COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss), net of related tax for the three and six month periods ending June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Net income (loss)	$13,291	$(90,731)	$12,124	$(69,188)
Comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	161	(464)	668	(1,018)
Foreign currency translation	6,596	(23,811)	24,683	(49,294)

Total comprehensive income (loss)	$20,048	$(115,006)	$37,475	$(119,500)

     Our accumulated other comprehensive income (loss) item relates primarily to our cumulative foreign currency translation adjustments and adjustments related to the cash flow hedges.

(3) IMPAIRMENT CHARGE
Goodwill
     Our goodwill consists of $34.5 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting unit basis.
     On July 1, 2008, we acquired a 100% ownership interest in a company that operated a large U.S. Gulf of Mexico vessel fleet for $554.7 million, which included $97.7 million of goodwill. We included this acquisition in our Americas segment. In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value of events in the U.S. Gulf of Mexico, which included the April 20, 2010 explosion and fire on a deepwater drilling rig, the resulting oil spill and the U.S. Department of Interior moratorium on deepwater drilling. We determined, based on our evaluations and testing as prescribed under U.S. GAAP, that an impairment of our Americas region goodwill existed. As a result, we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge did not impact our liquidity or debt covenant compliance.
(4) VESSEL ACQUISITIONS AND DISPOSITIONS
     As of July 21, 2011, we have one vessel that is being held for sale that is not included in our fleet numbers and have no vessels under construction.
     Interest is capitalized in connection with the construction of vessels. We did not capitalize any interest during the three or six month periods ended June 30, 2011. During the three and six month periods ended June 30, 2010, $0.7 million and $1.3 million of interest, respectively, was capitalized.
(5) INCOME TAXES
     Our estimated annual effective tax rate, adjusted for unusual tax items, is applied to interim periods’ pretax income (loss). Except for a portion of the current year’s foreign earnings, which have been remitted to the U.S., we consider earnings of our foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these permanently reinvested earnings.
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
(7) DERIVATIVE FINANCIAL INSTRUMENTS
     Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in current period results of operations. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in current period results of operations.
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
     We periodically enter into foreign currency forward contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related contract. Any gains or losses resulting from changes in fair value are recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there is no net impact in the consolidated statements of operations. As of June 30, 2011, we had no open foreign currency forward contracts.
     We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At June 30, 2011, our interest rate derivative instrument has an outstanding notional amount of $100.0 million and is designated as a cash flow hedge. The terms of this swap, including reset dates and floating rate indices, match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
     During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these contracts at the date of settlement. Unrecognized losses of $1.0 million are recorded as of June 30, 2011 in accumulated OCI related to these interest rate swap contracts. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.
     The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31,2010		June 30, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
Derivatives designed as	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value	Location	Value	Location	Value

Interest rate swaps		—		—	Cash flow hedges	$5,552	Cash flow hedges	$6,807

		$—		$—		$5,552		$6,807

     The following tables quantify the amount of gain or loss recognized during the three and six months ended June 30, and identify the consolidated statement of operations location:

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate contracts	$(676)	$(3,202)	Interest expense	$(1,540)	$(1,317)

	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate contracts	$(578)	$(1,552)	Interest expense	$(787)	$(657)

(8) FAIR VALUE MEASUREMENTS
     Each asset and liability required to be carried at fair value is classified under one of the following criteria:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     We have a fixed-for-floating interest rate swap agreement that has the effect of fixing the LIBOR interest rate component on $100.0 million of the outstanding balance on our $200.0 million Facility Agreement. The fixed rate component of the swap is set at 4.145% and the swap matures with the Facility Agreement on December 31, 2012. The interest rate swap is accounted for as a cash flow hedge. The consolidated balance sheet discloses the cash flow hedge in the liability section, reflecting the fair value of the interest rate swap which was $5.6 million at June 30, 2011. For the three and six month periods ended June 30, 2011, $0.4 and $0.8 million related to this interest rate swap was reclassified from other comprehensive income to interest expense, respectively. We expect to reclassify $3.4 million of deferred losses related to this interest rate swap and the previously settled interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of June 30, 2011.
     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$—	$5.6	$—	$5.6

     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$—	$6.8	$—	$6.8

(9) NEW ACCOUNTING PRONOUNCEMENTS
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. We believe that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements.
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

Operating Income (Loss) by Operating Segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)

Quarter Ended June 30, 2011
Revenue	$43,836	$15,678	$37,397	$—	$96,911
Direct operating expenses	20,727	2,887	23,294	—	46,908
Drydock expense	2,371	1,755	(443)	—	3,683
General and administrative expenses	2,689	761	1,930	5,530	10,910
Depreciation and amortization expense	4,970	2,431	7,132	449	14,982

Operating income (loss)	$13,079	$7,844	$5,484	$(5,979)	$20,428

Quarter Ended June 30, 2010
Revenue	$37,217	$16,841	$38,724	$—	$92,782
Direct operating expenses	19,299	2,385	20,974	—	42,658
Drydock expense	1,489	1,637	3,033	—	6,159
General and administrative expenses	2,700	763	2,361	5,632	11,456
Depreciation and amortization expense	4,624	2,036	7,084	233	13,977
(Gain) loss on sale of assets	—	—	109	(3)	106
Impairment charge	—	—	97,665	—	97,665

Operating income (loss)	$9,105	$10,020	$(92,502)	$(5,862)	$(79,239)

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)

Six Months Ended June 30, 2011
Revenue	$79,235	$31,213	$67,752	$—	$178,200
Direct operating expenses	41,441	5,749	44,035	—	91,225
Drydock expense	5,441	1,940	2,826	—	10,207
General and administrative expenses	5,923	1,435	4,199	10,776	22,333
Depreciation and amortization expense	9,757	4,882	14,238	781	29,658
Loss on sale of assets	—	—	10	—	10

Operating income (loss)	$16,673	$17,207	$2,444	$(11,557)	$24,767

Six Months Ended June 30, 2010
Revenue	$72,492	$32,668	$72,273	$—	$177,433
Direct operating expenses	39,465	4,710	41,552	—	85,727
Drydock expense	3,519	3,583	6,021	—	13,123
General and administrative expenses	5,521	1,362	4,547	11,757	23,187
Depreciation and amortization expense	9,284	4,001	14,212	455	27,952
(Gain) loss on sale of assets	—	—	109	(3)	106
Impairment charge	—	—	97,665	—	97,665

Operating income (loss)	$14,703	$19,012	$(91,833)	$(12,209)	$(70,327)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 89 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At July 21, 2011, our active fleet includes 74 owned vessels and 15 managed vessels.
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
     In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first six months of 2011, we completed 319 drydock days, compared to 337 drydock days completed in the same period last year.

Critical Accounting Policies
     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2010.
Goodwill
     Our goodwill consists of $34.5 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting unit basis.
     On July 1, 2008, we acquired a 100% ownership interest in a company that operated a large U.S. Gulf of Mexico vessel fleet for $554.7 million, which included $97.7 million of goodwill. We included this acquisition in our Americas segment. In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value of events in the U.S. Gulf of Mexico, which includes the April 20, 2010 explosion and fire on a deepwater drilling rig, the resulting oil spill and the U.S. Department of Interior moratorium on deepwater drilling. We determined, based on our evaluations and testing as prescribed under U.S. GAAP, that an impairment of our Americas region goodwill existed. As a result, we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge did not impact our liquidity or debt covenant compliance.
Results of Operations
     The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$43,836	$37,217	$79,235	$72,492
Southeast Asia Based Fleet	15,678	16,841	31,213	32,668
Americas Based Fleet	37,397	38,724	67,752	72,273

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$20,014	$16,478	$18,951	$16,621
Southeast Asia Based Fleet	15,228	16,817	15,238	17,387
Americas Based Fleet	14,217	13,486	14,207	13,428

Overall Utilization (a) (b):
North Sea Based Fleet	94.1%	95.1%	90.6%	94.5%
Southeast Asia Based Fleet	83.0%	92.8%	83.1%	88.0%
Americas Based Fleet	84.3%	91.7%	77.4%	85.7%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.0	25.2	25.0	24.8
Southeast Asia Based Fleet	14.0	12.1	14.0	12.1
Americas Based Fleet	35.0	35.3	35.0	35.7

Total	74.0	72.6	74.0	72.6

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as shown in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Currency Fluctuations and Inflation” on page 21.

(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.
Comparison of the Three Months Ended June 30, 2011 with the Three Months Ended June 30, 2010
     For the quarter ended June 30, 2011, net income was $13.3 million, or $0.51 per diluted share on revenues of $96.9 million. For the same 2010 period, we had a net loss of $90.7 million, or $3.55 per diluted share on revenues of $92.8 million. Included in the loss was a $97.7 million, or $3.82 per diluted share, goodwill impairment charge.
     Our revenues for the quarter ended June 30, 2011 increased $4.1 million or 4.5% compared to the second quarter of 2010. The increase in revenue was due mainly to a combination of currency effects and an increase in average day rates from $15,101 in the second quarter of 2010 to $16,508 in the current year quarter, which contributed an $8.2 million increase for the quarter. Increased capacity during the quarter contributed an additional $0.4 million. The increase was partially offset by a decrease in utilization rates during the current quarter compared to the second quarter of 2010. Overall utilization decreased from 93.0% in the prior year quarter to 87.4% in the current year quarter and negatively impacted revenue by $4.5 million.
     Operating income for the period was $20.4 million compared to $18.4 million, excluding the impairment charge, for the prior year quarter. The increase is due primarily to the increase in revenue, offset by higher direct operating cost. General and administrative cost was also lower than the 2010 quarter, due mainly to lower professional fees and bad debt expense.
North Sea
     Revenues in the North Sea region increased by $6.6 million, or 18%, to $43.8 million in the second quarter of 2011 compared to the same period of 2010. Approximately $7.1 million of the increase was a result of a combination of currency effects and an increase in day rates. Day rates increased from $16,478 in the prior year quarter to $20,014 in the second quarter of 2011. Utilization rates decreased slightly from 95.1% in the second quarter of 2010 to 94.1% in the current year quarter, however the mix of days worked associated with vessels with higher day rates resulted in a $0.3 million increase in revenue. The overall revenue increase was partially offset by decreased capacity as a result of the sale of a vessel during 2010, which negatively impacted revenue by $0.8 million. Operating income increased by $4.0 million compared to the prior year quarter due to the increase in revenue offset partially by increased direct operating expenses and higher depreciation expense due mainly to foreign currency effects. Drydock expense also increased by $1.4 million as we experienced 12 more drydock days. General and administrative expense in the second quarter of 2011 was unchanged from the prior year quarter.
Southeast Asia
     Revenues for our Southeast Asia based fleet decreased from the prior year quarter by $1.2 million, or 7%, to $15.7 million. The decrease was primarily attributable to a decrease in day rates from $16,817 in the prior year quarter to $15,228 in the current quarter, which reduced revenue by $1.8 million. Utilization for the second quarter of 2011 decreased from 92.8% to 83.0% in the current quarter reducing revenue by $0.8 million. Capacity increased revenue by $1.5 million as a result of the addition of two new vessels during the second and third quarters of 2010. Operating income for Southeast Asia was $7.8 million in the second quarter of 2011 compared to $10.0 million in the prior year quarter. The decrease is due mainly to the decrease in revenue coupled with an increase in direct operating expense and higher depreciation expense due to the addition of the two new vessels. General and administrative expense remained unchanged from the prior year quarter.
Americas
     Revenues in the Americas region decreased by $1.3 million, or 3%, to $37.4 million in the second quarter of 2011 compared to the same prior year quarter. Utilization decreased from 91.7% in the second quarter of 2010 to 84.3% in the current year quarter which decreased revenue by $4.0 million. The utilization decrease is a direct result of tightened regulations in the U.S. Gulf of Mexico. In addition, reduced capacity negatively impacted revenue by $0.3 million as a result of the sale of a vessel during the second quarter of 2010. The combination of day rates and currency effects positively impacted revenue by $3.0 million as average day rates increased from $13,486 in the second quarter of 2010 to $14,217 in the current year quarter. Operating income was $5.5 million in the second quarter of 2011 compared to an operating loss of $92.5 million in the prior year quarter. The 2010 operating loss included a $97.7 million charge related to the impairment of goodwill. Absent this charge, the region generated operating income of $5.2 million. The increase in operating income is due mainly to a $3.5 million decrease in drydock costs offset by a $2.3 million increase in direct operating costs coupled with the decrease in revenues of $1.3 million. General and administrative expense was lower than the prior year quarter due mainly to the reduction in bad debt expense.
Other
     Other expenses in the second quarter of 2011 decreased by $0.6 million compared to the prior year quarter, resulting primarily from the $1.1 million positive effect of foreign currency offset by higher interest expense due to lower capitalized interest.
Income Taxes
     Our effective tax rate for the second quarter of 2011 was 8.4% excluding unusual items. This compares to a 4.7% effective tax rate in the second quarter of 2010, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to inclusion of the U.S. tax impact for remitting a portion of our 2011 foreign earnings.
Comparison of the Six Months Ended June 30, 2011 with the Six Months Ended June 30, 2010
     For the six months ended June 30, 2011 net income was $12.1 million, or $0.46 per diluted share on revenues of $178.2 million. During the same period in 2010, we had a net loss of $69.2 million or $2.72 per diluted share, on revenues of $177.4 million. The 2010 net loss included a $97.7 million goodwill impairment charge.
     Revenue increased $0.8 million period over period due to higher dayrates, positive currency effects, and increased capacity as we benefited from the effect of the prior year vessel deliveries, offset by lower average utilization rates.
     Operating income for the six-month period ended June 30, 2011 was $24.8 million compared to $27.3 million in 2010, absent the goodwill impairment charge. The decrease is primarily due to increased direct operating expenses and depreciation expense due primarily to the increase in vessels partially offset by lower drydock expense and slightly higher revenues in 2011. General and administrative expense was also lower than the 2010 period due primarily to lower professional fees.
North Sea
     North Sea revenue increased by $6.7 million, or 9%, in the first six months of 2011 compared to 2010. The effect of the weakening U.S. Dollar increased revenue by $4.5 million, coupled with an increase in average day rates from $16,621 in 2010 to $18,951 in 2011, which contributed $5.3 million to the increase in revenue. This was partially offset by a decrease in average utilization rates from 94.5% in 2010 to 90.6% in 2011, and a reduction in capacity, which together decreased revenue by $3.1 million. Operating income increased by $2.0 million resulting primarily from increased revenue, offset by higher direct operating cost and depreciation expense. Drydock expense also increased by $1.9 million from the 2010 period due to an increase in drydock days. General and administrative expense was higher than the 2010 period due mainly to an increase in professional fees.

Southeast Asia
     Revenue for our Southeast Asia based fleet decreased by $1.5 million, or 5%, from $32.7 million in the first six months of 2010 to $31.2 million in the same 2011 period. The decrease was primarily attributable to a decrease in average day rates, offset by an increase in capacity. Day rates decreased from $17,387 in 2010 to $15,238 in 2011, which decreased revenue by $5.3 million. The increase in fleet size as a result of two vessel deliveries in 2010 contributed $2.9 million to revenue. Utilization rates decreased from 88.0% in 2010 to 83.1% in the current year, however the mix of days worked associated with higher day rate vessels resulted in a $1.0 million increase in revenue. Operating income decreased from $19.0 million in 2010 to $17.2 million this year. The decrease resulted mainly from the lower revenues coupled with higher direct operating and depreciation expense due to the additional vessels, offset by lower drydock costs, as a result of lower drydock days. General and administrative expense had no significant change from the 2010 period.
Americas
     Our Americas region revenue decreased $4.5 million, or 6%, from $72.3 million in 2010 to $67.8 million in 2011. Utilization decreased from 85.7% to 77.4% resulting in a $9.0 million decrease in revenues. The lower utilization was a direct result of tightened regulations in the U.S. Gulf of Mexico. Capacity contributed $1.4 million to the decrease in revenue as a result of one vessel sale during 2010. An increase in day rates from $13,428 in 2010 to $14,207 in 2011, coupled with the foreign currency impact, increased revenue by $5.9 million. Operating income was $2.4 million during the first six months of 2011 compared to $5.8 million in 2010, absent the impairment charge. The decrease is due primarily to the decrease in revenue coupled with higher direct operating cost. Drydock costs decreased $3.2 million as a result of significantly lower drydock costs per day. General and administrative expense also decreased by $0.3 million due primarily to the decrease in bad debt expense.
Other
     In the six months ended June 30, 2011, other expenses totaled $11.2 million, an increase of $2.0 million from 2010. The increase was due primarily to higher interest expense due to lower capitalized interest, partially offset by a decrease in foreign currency gains of $0.7 million.
Income Taxes
     Our effective tax rate for the first half of 2011 was 8.3% excluding unusual items. This compares to a 0.3% effective tax rate for the first six months of 2010, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to inclusion of the U.S. tax impact for remitting a portion of our 2011 foreign earnings.
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
     We completed our most recent vessel construction program in 2010 and have no new vessel construction commitments for 2011 or any future years. Interest expense at current rates under our existing debt arrangements, assuming no additional borrowings, is expected to approximate $23.0 million for 2011. Minimum repayments under our existing debt arrangements will be $33.3 million for 2011. These amounts are anticipated to be paid from a combination of cash on hand and cash from operations.
     In addition, we are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be $16.7 million in 2011.
     Net working capital at June 30, 2011, was $131.7 million, including $113.9 million in cash. Net cash provided by operating activities was $20.0 million for the three months ended June 30, 2011. For the quarter ended June 30, 2011, net cash used in investing activities was $3.4 million, and net cash used in financing activities was $8.2 million.
     At June 30, 2011, we had approximately $113.9 million of cash on hand and $10.0 million drawn under our $175.0 million Revolving Loan Facility, $150.0 million borrowed under our Facility Agreement, and $160.0 million outstanding under our Senior Notes.
     As of June 30, 2011, substantially all of our cash and cash equivalents were held by our foreign subsidiaries. It is our current intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2010 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings. If any portion of these unremitted earnings were ever foreseen to not be permanently reinvested outside the U.S., U.S. income tax expense would be required to be recognized and that expense could be material.
     We anticipate that cash on hand and future cash flow from operations for 2011 will be adequate to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.
Currency Fluctuations and Inflation
     A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 45.2% of our total consolidated revenue and $13.1 million in operating income for the three months ended June 30, 2011, and 44.5% of our total consolidated revenue and $16.7 million in operating income for the six months ended June 30, 2011. In the second quarter of 2011, the exchange rates of GBP, NOK and Euros against the U.S. Dollar averaged as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	1 US$=		1 US$=
GBP	0.613	0.670	0.618	0.655
NOK	5.437	6.217	5.577	6.034
Euro	0.695	0.748	0.712	0.753
     Our outstanding debt is denominated in U.S. Dollars, but a substantial portion of our revenue is generated in currencies other than the U.S. Dollar. We have evaluated these conditions and have determined that it is not in our best interest to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:
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
     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. These contracts expired in early 2010 and there are no outstanding contracts at June 30, 2011. See Part I, Items 1 and 2 “Business and Properties — New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations” of our Form 10-K for the year ended December 31, 2010 for more details. We do not use foreign currency forward contracts for trading or speculative purposes.
     Reflected in the accompanying consolidated balance sheet at June 30, 2011, is $64.5 million in accumulated other comprehensive income primarily relating to the change in exchange rates at June 30, 2011 in comparison with the exchange rates when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was $67.2 million at June 30, 2011. Also included in accumulated other comprehensive income was a loss of $2.7 million related to our cash flow hedges. Changes in the other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.
     To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Off-Balance Sheet Arrangements
     We have evaluated our off-balance sheet arrangements, and have concluded that we do not have any material relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K). Based on this evaluation, we believe that no disclosures relating to off-balance sheet arrangements are required.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of June 30, 2011, the fair value of these notes, based on quoted market prices, was approximately $162.7 million compared to a carrying amount of $159.8 million.
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
Quintin V. Kneen
Executive Vice President and Chief Financial Officer

Date: July 22, 2011

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010.

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents
101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.	Filed herewith