Form 10-Q
period 2011-09-30
GULFMARK OFFSHORE INC
filed 2011-10-20
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
GULFMARK OFFSHORE, INC.
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
YES ☐          NO ☑
     Number of shares of Class A Common Stock, $0.01 par value, outstanding as of October 19, 2011: 26,552,640
(Exhibit Index Located on Page 27)

GulfMark Offshore, Inc.
Index

Page
Number
Part I. Financial Information
Item 1 Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Operations	4
Unaudited Condensed Consolidated Statement of Stockholders’ Equity	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 Controls and Procedures	25
Part II. Other Information
Item 6 Exhibits	26
Signatures	26
Exhibit Index	27
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(In thousands, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$112,966	$97,195
Trade accounts receivable, net of allowance for doubtful accounts of $154 and $283, respectively	80,677	66,714
Other accounts receivable	10,488	10,326
Prepaid expenses and other	16,443	16,645

Total current assets	220,574	190,880

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $320,945 and $282,395, respectively	1,150,994	1,191,280
Construction in progress	11,111	2,920
Goodwill	31,767	31,987
Intangibles, net of accumulated amortization of $9,370 and $7,208, respectively	25,228	27,390
Deferred costs and other assets	23,774	19,993

Total assets	$1,463,448	$1,464,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,333	$33,333
Accounts payable	16,273	15,130
Income and other taxes payable	4,418	4,066
Accrued personnel costs	22,134	23,417
Accrued interest expense	2,648	5,757
Other accrued liabilities	7,270	7,676

Total current liabilities	86,076	89,379

Long-term debt	268,146	293,095
Long-term income taxes:
Deferred tax liabilities	102,845	102,509
Other income taxes payable	21,285	19,400
Cash flow hedge	4,577	6,807
Other liabilities	6,718	7,303
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,553 and 26,269 shares issued and 26,533 and 26,013 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	262	259
Additional paid-in capital	376,747	370,218
Retained earnings	562,757	536,468
Accumulated other comprehensive income	34,918	39,137
Treasury stock, at cost	(8,985)	(7,228)
Deferred compensation expense	8,102	7,103

Total stockholders’ equity	973,801	945,957

Total liabilities and stockholders’ equity	$1,463,448	$1,464,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(In thousands except per share amounts)
Revenue	$103,778	$94,479	$281,978	$271,912
Costs and expenses:
Direct operating expenses	48,103	41,729	139,328	127,456
Drydock expense	5,726	7,242	15,933	20,365
General and administrative expenses	11,859	10,236	34,192	33,423
Depreciation and amortization	14,896	14,492	44,554	42,444
(Gain) loss on sale of assets	—	(5,201)	10	(5,095)
Impairment charge	—	—	—	97,665

Total costs and expenses	80,584	68,498	234,017	316,258

Operating income (loss)	23,194	25,981	47,961	(44,346)

Other income (expense):
Interest expense	(5,757)	(5,807)	(17,114)	(15,858)
Interest income	195	597	379	739
Foreign currency gain (loss) and other	(2,803)	(603)	(2,786)	158

Total other expense	(8,365)	(5,813)	(19,521)	(14,961)

Income (loss) before income taxes	14,829	20,168	28,440	(59,307)
Income tax (provision) benefit	(664)	(961)	(2,151)	9,326

Net income (loss)	$14,165	$19,207	$26,289	$(49,981)

Earnings (loss) per share:
Basic	$0.54	$0.74	$1.01	$(1.96)

Diluted	$0.54	$0.73	$1.00	$(1.96)

Weighted average shares outstanding:
Basic	25,869	25,599	25,793	25,512

Diluted	25,989	25,737	25,922	25,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011

							Deferred
		Additional		Accumulated Other			Compen-	Total
	Common	Paid-In	Retained	Comprehensive			sation	Stockholders’
	Stock	Capital	Earnings	Income	Treasury Stock		Expense	Equity
						Share
					Shares	Value
	(In thousands)
Balance at December 31, 2010	$259	$370,218	$536,468	$39,137	(256)	$(7,228)	$7,103	$945,957
Net income	—	—	26,289	—	—	—	—	26,289
Issuance of common stock	2	5,029	—	—	—	—	—	5,031
Exercise of stock options	1	1,469	—	—	—	—	—	1,470
Deferred compensation plan	—	31	—	—	(39)	(1,757)	999	(727)
Unrealized gain on cash flow hedge	—	—	—	1,246	—	—	—	1,246
Translation adjustment	—	—	—	(5,465)	—	—	—	(5,465)

Balance at September 30, 2011	$262	$376,747	$562,757	$34,918	(295)	$(8,985)	$8,102	$973,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$26,289	$(49,981)
Adjustments to reconcile net income (loss) from operations to net cash provided by operations:
Depreciation and amortization	44,554	42,444
(Gain) loss on sale of assets	10	(5,095)
Impairment charge	—	97,665
Stock based compensation	4,556	4,275
Deferred financing costs	1,260	1,199
Provision for doubtful accounts receivable, net of write-offs	(133)	174
Deferred income tax benefit	(314)	(4,363)
Foreign currency transaction (gain) loss	2,433	(151)
Change in operating assets and liabilities:
Accounts receivable	(15,541)	(7,799)
Prepaids and other	(383)	(2,765)
Accounts payable	1,040	882
Other accrued liabilities and other	(9,576)	(19,125)

Net cash provided by operating activities	54,195	57,360
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(15,002)	(65,452)
Proceeds from disposition of vessels and equipment	—	19,582

Net cash used in investing activities	(15,002)	(45,870)
Cash flows from financing activities:
Proceeds from borrowings	10,000	51,000
Repayments of debt	(35,000)	(66,000)
Debt refinancing cost	—	(2,000)
Proceeds from exercise of stock options	911	1,069
Proceeds from issuance of stock	521	537

Net cash used in financing activities	(23,568)	(15,394)
Effect of exchange rate changes on cash	146	(234)

Net increase (decrease) in cash and cash equivalents	15,771	(4,138)
Cash and cash equivalents at beginning of the period	97,195	92,079

Cash and cash equivalents at end of the period	$112,966	$87,941

Supplemental cash flow information:
Interest paid, net of interest capitalized	$19,218	$15,909

Income taxes paid, net	$4,485	$4,001

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Income (loss):
Net income (loss) attributable to common stockholders	$14,165	$19,207	$26,289	$(49,981)
Undistributed income allocated to participating securities	(100)	(305)	(268)	—

Basic	14,065	18,902	26,021	(49,981)

Undistributed income allocated to participating securities	100	305	268	—
Undistributed income reallocated to participating securities	(100)	(303)	(267)	—

Diluted	$14,065	$18,904	$26,022	$(49,981)

Shares:
Basic
Weighted-average common shares outstanding	25,869	25,599	25,793	25,512
Dilutive effect of stock options and restricted stock awards	120	138	129	—

Diluted	25,989	25,737	25,922	25,512

Income (loss) per common share:
Basic	$0.54	$0.74	$1.01	$(1.96)
Diluted	$0.54	$0.73	$1.00	$(1.96)
(2) COMPREHENSIVE INCOME
     The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income (loss)	$14,165	$19,207	$26,289	$(49,981)
Comprehensive income:
Unrealized gain (loss) on cash flow hedge	578	(329)	1,246	(1,347)
Foreign currency translation	(30,148)	35,147	(5,465)	(14,147)

Total comprehensive income (loss)	$(15,405)	$54,025	$22,070	$(65,475)

     Our accumulated other comprehensive income (loss) item relates primarily to our cumulative foreign currency translation adjustments, and adjustments related to the cash flow hedge.

(3) IMPAIRMENT CHARGE
Goodwill
     Our goodwill consists of $31.8 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting unit basis.
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
(4) VESSEL ACQUISITIONS AND DISPOSITIONS
     As of October 20, 2011, we have one vessel that is being held for sale that is not included in our fleet numbers. We have assessed the value of the vessel during this quarter and at this time we believe that it is recorded at its appropriate value. However, we will continue to assess the value on a quarterly basis and make the proper adjustment, if needed.
     Interest is capitalized in connection with the construction of vessels. We did not capitalize any interest during the three or nine month periods ended September 30, 2011. During the three and nine month periods ended September 30, 2010, $0.1 million and $1.4 million of interest, respectively, was capitalized.
     In the third quarter of 2011, we entered into agreements with three shipyards to construct six new platform supply vessels. Remontowa Shipbuilding SA (“Remontowa”), a Polish company, was contracted to build three vessels, Rosetti Marino S.p.A. (“Rosetti Marino”), an Italian company, was contracted to build two vessels and Simek A/S (“Simek”), a Norwegian company, was contracted to build one vessel. The estimated total cost of the six new-build vessels is $245.0 million. The Remontowa and Rosetti Marino contracts are denominated in Euros and the Simek contract is denominated in Norwegian Kroner. The first of these vessels is scheduled to be delivered in the second quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014. All six vessels are expected to operate in the North Sea market.

     The following table details our new build program:

Construction			Expected	Length			Expected
Yard	Region	Type(1)	Delivery	(feet)	BHP(2)	DWT(3)	Cost
							(millions)
Remontowa	North Sea	LgPSV	Q2 2013	291	9120	5100	$41.0
Remontowa	North Sea	LgPSV	Q3 2013	291	9120	5100	$41.1
Remontowa	North Sea	LgPSV	Q3 2013	260	9120	4000	$37.7
Rosetti Marino	North Sea	LgPSV	Q4 2013	246	7483	3000	$32.1
Rosetti Marino	North Sea	LgPSV	Q2 2014	246	7483	3000	$32.1
Simek	North Sea	LgPSV	Q2 2013	304	11265	4700	$60.9

(1)	LgPSV — Large Platform Supply Vessel.

(2)	BHP — Breakhorse Power

(3)	DWT — Deadweight Tons
     In October 2011, we entered into an agreement to sell a vessel from our North Sea fleet for approximately $2.9 million. We expect to record a gain of approximately $2.0 million on the sale which is expected to close on October 21, 2011.
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
     In recent years we repatriated cash from our foreign subsidiaries from current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations is approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses.
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
     We have recently been made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No accrual has been recorded as of September 30, 2011 for any liabilities associated with a possible future assessment. We can’t predict whether any such tax assessment may be made in the future.

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
     We periodically enter into foreign currency forward contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related contract. Any gains or losses resulting from changes in fair value are recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there is no net impact in the consolidated statements of operations. As of September 30, 2011, we had no open foreign currency forward contracts.
     We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. At September 30, 2011, our interest rate derivative instrument has an outstanding notional amount of $100.0 million and is designated as a cash flow hedge. The terms of this swap, including reset dates and floating rate indices, match those of our underlying variable-rate debt and no ineffectiveness has been recorded.
Early Hedge Settlement
     During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of these contracts at the date of settlement. Unrecognized losses of

$0.7 million are recorded as of September 30, 2011 in accumulated OCI related to these interest rate swap contracts. This balance will be amortized into interest expense through December 31, 2012 based on forecasted payments as of the settlement date.
     The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
Derivatives designed as	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate swaps		$—		$—	Cash flow hedges	$4,577	Cash flow hedges	$6,807

		$—		$—		$4,577		$6,807

     The following tables quantify the amount of gain or loss recognized during the three and nine months ended September 30, and identify the consolidated statements of operations location:

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate contracts	$(697)	$(4,501)	Interest expense	$(2,385)	$(1,969)

	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate contracts	$(21)	$(1,299)	Interest expense	$(846)	$(652)
(8) FAIR VALUE MEASUREMENTS
     Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.
     We have a fixed-for-floating interest rate swap agreement that has the effect of fixing the LIBOR interest rate component on $100.0 million of the outstanding balance on our $200.0 million Facility Agreement. The fixed rate component of the swap is set at 4.145% and the swap matures with the Facility Agreement on December 31, 2012. The interest rate swap is accounted for as a cash flow hedge. The consolidated balance sheet discloses the cash flow hedge in the liability section, reflecting the fair value of the interest rate swap which was $4.6 million at September 30, 2011. For the three and nine month periods ended September 30, 2011, $0.6 and $1.3 million related to this interest rate swap was reclassified from other comprehensive income to interest expense, respectively. We expect to reclassify $1.6 million of deferred losses related to this interest rate swap and the previously settled interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swaps as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of September 30, 2011.
     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of September 30, 2011 and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$—	$4.6	$—	$4.6

     The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedges	$—	$6.8	$—	$6.8

(9) NEW ACCOUNTING PRONOUNCEMENTS
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. We believe that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements.

     In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other – Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 in the third quarter of 2011 with no material impact on our consolidated financial statements.
     In September 2011, the FASB issued ASU No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80)” (“ASU 2011-09”). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. ASU 2011-09 will be effective for fiscal years ending after December 15, 2011, with early adoption permitted. We are currently evaluating the effect that ASU 2011-09 will have on our consolidated financial statements.
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

Operating Income (Loss) by Operating segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
			(In thousands)
Quarter Ended September 30, 2011
Revenue	$49,176	$16,660	$37,942	$—	$103,778
Direct operating expenses	20,999	3,409	23,695	—	48,103
Drydock expense	2,999	2,023	704	—	5,726
General and administrative expenses	3,195	762	2,005	5,897	11,859
Depreciation and amortization expense	4,924	2,427	7,078	467	14,896
(Gain) loss on sale of assets	—	—	—	—	—

Operating income (loss)	$17,059	$8,039	$4,460	$(6,364)	$23,194

Quarter Ended September 30, 2010
Revenue	$38,340	$17,867	$38,272	$—	$94,479
Direct operating expenses	19,105	3,204	19,420	—	41,729
Drydock expense	3,614	488	3,140	—	7,242
General and administrative expenses	2,485	633	1,533	5,585	10,236
Depreciation and amortization expense	4,704	2,463	7,016	309	14,492
(Gain) loss on sale of assets	(5,246)	—	45	—	(5,201)

Operating income (loss)	$13,678	$11,079	$7,118	$(5,894)	$25,981

	North	Southeast
	Sea	Asia	Americas	Other	Total
			(In thousands)
Nine Months Ended September 30, 2011
Revenue	$128,411	$47,873	$105,694	$—	$281,978
Direct operating expenses	62,440	9,158	67,730	—	139,328
Drydock expense	8,440	3,963	3,530	—	15,933
General and administrative expenses	9,118	2,197	6,204	16,673	34,192
Depreciation and amortization expense	14,681	7,309	21,316	1,248	44,554
(Gain) loss on sale of assets	—	—	10	—	10
Impairment charge	—	—	—	—	—

Operating income (loss)	$33,732	$25,246	$6,904	$(17,921)	$47,961

Nine Months Ended September 30, 2010
Revenue	$110,832	$50,535	$110,545	$—	$271,912
Direct operating expenses	58,570	7,914	60,972	—	127,456
Drydock expense	7,133	4,071	9,161	—	20,365
General and administrative expenses	8,006	1,995	6,080	17,342	33,423
Depreciation and amortization expense	13,988	6,464	21,228	764	42,444
(Gain) loss on sale of assets	(5,246)	—	154	(3)	(5,095)
Impairment charge	—	—	97,665	—	97,665

Operating income (loss)	$28,381	$30,091	$(84,715)	$(18,103)	$(44,346)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 89 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At October 20, 2011, our active fleet includes 74 owned vessels and 15 managed vessels. This vessel count does not include the effect of the sale of a North Sea vessel expected to close on October 21, 2011.
     Our results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. Utilization and day rates, in turn, are influenced principally by the demand for vessel services from the offshore exploration and production sectors of the oil and natural gas industry. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry as well as the availability of capital to build new vessels to meet the changing market requirements. From time to time, we bareboat charter vessels with revenue and operating expenses reported in the same income and expense categories as our owned vessels. The chartered vessels, however, incur bareboat charter fees instead of depreciation expense. Bareboat charter fees are generally higher than the depreciation expense on owned vessels of similar age and specification. The operating income realized from these vessels is therefore adversely affected by the higher costs associated with the bareboat charter fees. These vessels are included in calculating fleet day rates and utilization in the applicable periods.
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
     In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first nine months of 2011, we completed 433 drydock days, compared to 525 drydock days completed in the same period last year.

Critical Accounting Policies
     There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2010.
Goodwill
     Our goodwill consists of $31.8 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting unit basis.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$49,176	$38,340	$128,411	$110,832
Southeast Asia Based Fleet	16,660	17,867	47,873	50,535
Americas Based Fleet	37,942	38,272	105,694	110,545

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$21,358	$17,637	$19,796	$16,965
Southeast Asia Based Fleet	15,063	16,841	15,177	17,190
Americas Based Fleet	14,766	15,830	14,401	14,165

Overall Utilization (a) (b):
North Sea Based Fleet	96.5%	91.6%	92.6%	93.5%
Southeast Asia Based Fleet	87.9%	85.2%	84.7%	87.0%
Americas Based Fleet	81.5%	76.0%	78.8%	82.5%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.0	25.7	25.0	25.1
Southeast Asia Based Fleet	14.0	13.9	14.0	12.7
Americas Based Fleet	35.0	35.0	35.0	35.4

Total	74.0	74.6	74.0	73.2

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. The average equivalent exchange rate per one US$ for the periods indicated is as shown in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Currency Fluctuations and Inflation” on page 22.

(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.
Comparison of the Three Months Ended September 30, 2011 with the Three Months Ended September 30, 2010
     For the quarter ended September 30, 2011, net income was $14.2 million, or $0.54 per diluted share on revenues of $103.8 million. For the same 2010 period, net income was $19.2 million, or $0.73 per diluted share on revenues of $94.5 million.
     Our revenues for the quarter ended September 30, 2011 increased $9.3 million or 9.8% compared to the same quarter of 2010. The increase in revenue was due mainly to a combination of currency effects and day rates, which contributed $6.6 million to revenue. In addition, an increase in utilization from 83% in the prior year quarter to 88% in the current year quarter contributed $4.4 million for the quarter. The increase was partially offset by a decrease in capacity due to the sale of a vessel at the end of the prior year quarter, which negatively impacted revenue by $1.7 million.

     Operating income for the third quarter of 2011 was $23.2 million compared to $26.0 million for the prior year quarter. The increase in revenue and the decrease in drydock expense was offset by the increase in direct operating cost resulting from higher fuel and consumable expense and higher crew salaries and benefits. General and administrative costs were also higher due to higher salaries and professional fees.
North Sea
     Revenues in the North Sea region increased by $10.8 million, or 28%, to $49.2 million in the third quarter of 2011 compared to the same period of 2010. Approximately $10.6 million of the increase was a result of a combination of currency effects and increased day rates. Day rates increased from $17,637 in the prior year quarter to $21,358 in the third quarter of 2011. Utilization rates increased from 92% in the third quarter of 2010 to 97% in the current year quarter, also contributing $2.0 million to the increase in revenue. The overall revenue increase was partially offset by decreased capacity as a result of the sale of a vessel during 2010, which negatively impacted revenue by $1.8 million. Operating income increased by $3.4 million compared to the prior year quarter due to the increase in revenue and the gain on asset sale. Offsetting this was the increase in direct operating expenses, due mainly to higher salaries and benefits. Drydock expense decreased by $0.6 million as we experienced 30 fewer drydock days. General and administrative expense increased by $0.7 million from the prior year quarter due to increased salaries and professional fees.
Southeast Asia
     Revenues for our Southeast Asia based fleet decreased from the prior year quarter by $1.2 million, or 7%, to $16.7 million. The decrease was primarily attributable to a decrease in day rates from $16,841 in the prior year quarter to $15,063 in the current quarter, which reduced revenue by $1.7 million. Utilization for the third quarter of 2011 increased from 85% to 88% in the current quarter increasing revenue by $0.4 million. Capacity increased revenue by $0.1 million as a result of the addition of a new vessel during the third quarter of 2010. Operating income for Southeast Asia was $8.0 million in the third quarter of 2011 compared to $11.1 million in the prior year quarter. The decrease is due mainly to the decrease in revenue coupled with a $1.5 million increase in drydock expense and a $0.2 million increase in direct operating expense. General and administrative expense increased slightly from the prior year quarter.
Americas
     Revenues in the Americas region decreased by $0.3 million, or 1%, to $37.9 million in the third quarter of 2011 compared to the same prior year quarter. Utilization increased from 76% in the third quarter of 2010 to 82% in the current year quarter which increased revenue by $2.0 million. The combination of day rates and currency effects negatively impacted revenue by $2.3 million as average day rates decreased from $15,830 in the third quarter of 2010 to $14,766 in the current year quarter. Operating income was $4.5 million in the third quarter of 2011, a decrease of $2.7 million from the prior year quarter. The decrease in operating income is due mainly to a $4.3 million increase in direct operating costs resulting from higher crew salaries and benefits and higher operating fees mainly in the Brazil sub-region. Drydock expense decreased by $2.4 million compared to the prior year quarter. General and administrative expense was higher than the prior year quarter by $0.5 million, due to higher salaries and benefits.

Other
     Other expenses in the third quarter of 2011 increased by $2.6 million compared to the prior year quarter, resulting primarily from the $2.2 million negative effect of foreign currency fluctuations coupled with lower interest income of $0.4 million.
Income Taxes
     Our effective tax rate for the third quarter of 2011 was 7.6% excluding unusual items. This compares to a 6.4% effective tax rate in the third quarter of 2010, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to inclusion of the U.S. tax impact for remitting a portion of our 2011 foreign earnings.
Comparison of the Nine Months Ended September 30, 2011 with the Nine Months Ended September 30, 2010
     For the nine months ended September 30, 2011 net income was $26.3 million, or $1.00 per diluted share, on revenues of $282.0 million. During the same period in 2010, we had a net loss of $50.0 million, or $1.96 per diluted share, on revenues of $271.9 million. The 2010 net loss included a $97.7 million goodwill impairment charge.
     Revenues increased $10.1 million period over period due to higher day rates and positive currency effects offset by lower average utilization rates.
     Operating income for the nine-month period ended September 30, 2011 was $48.0 million compared to $53.3 million in 2010, absent the goodwill impairment charge. The decrease is primarily due to increased direct operating and depreciation expenses and lower gains on asset sales, offset by lower drydock expense and higher revenues in 2011. General and administrative expense was also higher than the 2010 period due primarily to higher salaries and professional fees.
North Sea
     North Sea revenue increased by $17.6 million, or 16%, in the first nine months of 2011 compared to 2010. The effect of the weakening U.S. Dollar increased revenue by $8.1 million. The increase in average day rates from $16,965 in 2010 to $19,796 in 2011, also contributed $12.1 million to the increase in revenue. This was partially offset by a decrease in average utilization rates from 94% in 2010 to 93% in 2011, and a reduction in capacity due to a sale of a vessel in 2010, which together decreased revenue by $2.6 million. Operating income increased by $5.4 million resulting primarily from increased revenue. The increase in revenue is offset by an increase in direct operating expenses of $3.9 million resulting from higher crew salaries and wages. Drydock expense also increased by $1.3 million from 2010 due to an increase in drydock days. General and administrative expense was higher than the 2010 period due mainly to an increase in salaries and professional fees.
Southeast Asia
     Revenues for our Southeast Asia based fleet decreased by $2.7 million, or 5%, from $50.5 million in the first nine months of 2010 to $47.9 million in the same 2011 period. The decrease was primarily attributable to a decrease in average day rates, offset by an increase in capacity and utilization. Day rates decreased from $17,190 in 2010 to $15,177 in 2011, which decreased revenue by $6.8 million. The increase in fleet size as a result of two vessel deliveries in 2010 contributed $3.1 million to revenue. Utilization decreased from 87% in 2010 to 85% in the current year, however the mix of days worked associated with higher day rate vessels resulted in a $1.0 million increase in revenue. Operating income decreased from $30.1 million in 2010 to $25.2 million in the current year as a result of the lower revenues coupled with higher direct operating and depreciation expenses as a result of the new vessel additions. The decrease was offset by lower drydock costs, as a result of fewer drydock days. General and administrative expense increased slightly from the 2010 period.
Americas
     Our Americas region revenue decreased $4.9 million, or 4%, from $110.6 million in 2010 to $105.7 million in 2011. Utilization decreased from 83% to 79% resulting in an $8.9 million decrease in revenues. The lower utilization was a direct result of tightened regulations in the U.S. Gulf of Mexico. Capacity effect also contributed $1.4 million to the decrease in revenue as a result of one vessel sale during 2010. An increase in day rates from $14,165 in 2010 to $14,401 in 2011, coupled with the foreign currency impact, increased revenue by $5.4 million. Operating income was $6.9 million during the first nine months of 2011 compared to $13.0 million in 2010, excluding the goodwill impairment charge. The decrease is due primarily to the decrease in revenue coupled with higher direct operating cost resulting from higher crew salaries and operating fees in Brazil. Drydock costs decreased $5.6 million as a result of significantly lower drydock costs per day. General and administrative expense also increased by $0.1 million.
Other
     In the nine months ended September 30, 2011, other expenses totaled $19.5 million, an increase of $4.6 million from 2010. The increase was due primarily to higher interest expense due to lower capitalized interest, combined with a $2.9 million negative effect of foreign currency fluctuations and lower interest income of $0.4 million.
Income Taxes
     Our effective tax rate for the first nine months of 2011 was 7.9% excluding unusual items. This compares to a 3.1% effective tax rate for the first nine months of 2010, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to inclusion of the U.S. tax impact for remitting a portion of our 2011 foreign earnings.
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
     In the third quarter of 2011, we announced the initiation of a new vessel construction program, adding six new platform supply vessels to our existing fleet. The total cost of these six vessels is anticipated to be $245.0 million dollars for the next three years. We expect to fund construction of these vessels with cash on hand and cash flow generated from operations. Anticipated cash commitments for this program over the next three calendar years are $30.0 million during the remainder of 2011, $81.0 million during 2012 and $121.0 million during 2013. We anticipate announcing the addition of new vessels to this program over the next few quarters.
     Interest expense at current rates under our existing debt arrangements, assuming no additional borrowings, is expected to approximate $23.0 million for 2011. Minimum repayments under our existing debt arrangements will be $33.3 million for 2011. These amounts are anticipated to be paid from a combination of cash on hand, cash from operations and additional borrowings.
     In addition, we are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be $16.7 million in 2011.
     Net working capital at September 30, 2011, was $134.5 million, including $113.0 million in cash. Net cash provided by operating activities was $29.2 million for the three months ended September 30, 2011. For the quarter ended September 30, 2011, net cash used in investing activities was $10.1 million, and net cash used in financing activities was $18.2 million.
     At September 30, 2011, we had approximately $113.0 million of cash on hand and no amounts drawn under our $175.0 million Revolving Loan Facility, $141.7 million borrowed under our Facility Agreement, and $160.0 million outstanding under our Senior Notes.
     As of September 30, 2011, substantially all of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2010 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.
     In recent years we repatriated cash from our foreign subsidiaries from current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations is approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses.
     If any portion of the unremitted earnings were ever foreseen to not be permanently reinvested outside the U.S., or if we elect to repatriate additional current year foreign earnings, U.S. income tax expense would be required to be recognized and that expense could be material. Although subject to certain limitations, our U.S. net operating loss carryforwards and foreign tax credit carryforwards could be used to reduce a portion or all of the U.S. cash tax requirements of any such future foreign cash repatriations.
     We believe that cash on hand, future cash flow from operations and unused borrowing capacity will be adequate to fund our debt payments, to fund the initial stages of our new build program, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet other operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

Currency Fluctuations and Inflation
     A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 47.4% of our total consolidated revenue and $17.1 million in operating income for the three months ended September 30, 2011, and 45.5% of our total consolidated revenue and $33.7 million in operating income for the nine months ended September 30, 2011.
     In the third quarter of 2011, the exchange rates of currencies that comprise most of our exposure against the U.S. Dollar averaged as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	1 US$=		1 US$=
GBP	0.621	0.645	0.619	0.652
NOK	5.497	6.156	5.550	6.074
Euro	0.707	0.774	0.711	0.760
Brazilian Real (BRL)	1.629	1.749	1.630	1.781
Singapore Dollar (SGD)	1.225	1.356	1.247	1.383
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
     One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. These contracts expired in early 2010 and there are no outstanding contracts at September 30, 2011. See Part I, Items 1 and 2 “Business and

Properties — New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations” of our Form 10-K for the year ended December 31, 2010 for more details. We do not use foreign currency forward contracts for trading or speculative purposes.
     Reflected in the accompanying consolidated balance sheet at September 30, 2011, is $34.9 million in accumulated other comprehensive income primarily relating to the change in exchange rates at September 30, 2011 in comparison with the exchange rates when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was $37.0 million at September 30, 2011. Also included in accumulated other comprehensive income was a loss of $2.1 million related to our cash flow hedges. Changes in the other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     Our financial instruments that are potentially sensitive to changes in interest rates include our 7.75% Senior Notes. As of September 30, 2011, the fair value of these notes, based on quoted market prices, was approximately $157.1 million compared to a carrying amount of $159.8 million.
Exchange Rate Sensitivity
     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. Dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.
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
Quintin V. Kneen
Executive Vice President and Chief Financial Officer

Date: October 20, 2011

INDEX TO EXHIBITS

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010.

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	Form of Notice of Stock Award and Stock Award Agreement (2011 Non-Employee Director Share Incentive Plan)	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

Filed Herewith or
Incorporated by Reference
from the
Exhibits	Description	Following Documents

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.	Filed herewith