Form 10-Q
period 2012-03-31
GULFMARK OFFSHORE INC
filed 2012-05-03
CIK 1030749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

GULFMARK OFFSHORE, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-33607	76-0526032
(State or other jurisdiction of incorporation)	(Commission file number)	(I.R.S. Employer Identification No.)

10111 Richmond Avenue, Suite 340, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of May 2, 2012: 26,829,996.

(Exhibit Index Located on Page 28)

GulfMark Offshore, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$222,151	$128,817
Trade accounts receivable, net of allowance for doubtful accounts of $223 and $198, respectively	85,352	85,214
Other accounts receivable	8,090	6,314
Prepaid expenses and other current assets	25,260	21,197

Total current assets	340,853	241,542

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $350,081 and $329,299, respectively	1,163,754	1,143,441
Construction in progress	49,392	37,107
Goodwill	32,713	31,153
Intangibles, net of accumulated amortization of $10,751 and $10,030, respectively	23,848	24,569
Deferred costs and other assets	29,023	21,987

Total assets	$1,639,583	$1,499,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$79,663	$1,667
Accounts payable	20,275	14,475
Income and other taxes payable	6,029	5,568
Accrued personnel costs	21,319	23,059
Accrued interest expense	2,396	5,777
Fair value of derivative	2,805	3,530
Other accrued liabilities	8,489	8,565

Total current liabilities	140,976	62,641

Long-term debt	347,028	305,830
Long-term income taxes:
Deferred tax liabilities	106,311	105,131
Other income taxes payable	20,992	22,769
Other liabilities	6,622	6,568
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,803 and 26,631 shares issued and 26,803 and 26,617 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	265	262
Additional paid-in capital	382,196	379,673
Retained earnings	583,493	586,402
Accumulated other comprehensive income	51,700	31,105
Treasury stock, at cost	(9,114)	(8,968)
Deferred compensation expense	9,114	8,386

Total stockholders’ equity	1,017,654	996,860

Total liabilities and stockholders’ equity	$1,639,583	$1,499,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenue	$87,435	$81,289
Costs and expenses:
Direct operating expenses	48,809	44,318
Drydock expense	6,196	6,524
General and administrative expenses	12,116	11,423
Depreciation and amortization	15,029	14,675
(Gain) loss on sale of assets	(1,149)	10

Total costs and expenses	81,001	76,950

Operating income	6,434	4,339

Other income (expense):
Interest expense	(8,865)	(5,727)
Interest income	78	67
Loss on extinguishment of debt	(1,930)	—
Foreign currency gain (loss) and other	538	(58)

Total other expense	(10,179)	(5,718)

Loss before income taxes	(3,745)	(1,379)
Income tax benefit	836	212

Net loss	$(2,909)	$(1,167)

Loss per share:
Basic	$(0.11)	$(0.05)
Diluted	$(0.11)	$(0.05)
Weighted average shares outstanding:
Basic	25,997	25,679
Diluted	25,997	25,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(2,909)	$(1,167)
Comprehensive income:
Gain on cash flow hedge, net of tax	1,153	507
Foreign currency gain	19,442	18,087

Total comprehensive income	$17,686	$17,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders’ Equity
					Shares	Share Value
Balance at December 31, 2011	$262	$379,673	$586,402	$31,105	(295)	$(8,968)	$8,386	$996,860
Net loss	—	—	(2,909)	—	—	—	—	(2,909)
Issuance of common stock	2	1,796	—	—	—	—	—	1,798
Exercise of stock options	1	697	—	—	—	—	—	698
Deferred compensation plan	—	30	—	—	(2)	(146)	728	612
Gain on cash flow hedge, net of tax	—	—	—	1,153	—	—	—	1,153
Translation adjustment	—	—	—	19,442	—	—	—	19,442

Balance at March 31, 2012	$265	$382,196	$583,493	$51,700	(297)	$(9,114)	$9,114	$1,017,654

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,909)	$(1,167)
Adjustments to reconcile net loss from operations to net cash provided by operations:
Depreciation and amortization	15,029	14,675
(Gain) loss on sale of assets	(1,149)	10
Amortization of stock-based compensation	1,555	1,332
Amortization of deferred financing costs	1,769	408
Loss on extinguishment of debt	686	—
Provision for doubtful accounts receivable, net of write-offs	23	(28)
Deferred income tax provision	97	762
Foreign currency transaction gain	(670)	(124)
Change in operating assets and liabilities:
Accounts receivable	(286)	(2,385)
Prepaids and other	(3,742)	(4,667)
Accounts payable	5,422	2,116
Other accrued liabilities and other	(4,404)	(5,891)

Net cash provided by operating activities	11,421	5,041
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(35,605)	(1,522)
Proceeds from disposition of vessels and equipment	6,350	—

Net cash used in investing activities	(29,255)	(1,522)
Cash flows from financing activities:
Proceeds from issue of 6.375% Senior Notes	300,000	—
Repayment of 7.75% Senior Notes	(80,258)	—
Repayments of secured credit facility	(101,667)	(8,333)
Borrowings under revolving loan facility, net	974	10,000
Debt issuance costs	(8,851)	—
Debt extinguishment cost	(1,244)	—
Proceeds from exercise of stock options	698	911
Proceeds from issuance of stock	240	215

Net cash provided by financing activities	109,892	2,793
Effect of exchange rate changes on cash	1,276	2,009

Net increase in cash and cash equivalents	93,334	8,321
Cash and cash equivalents at beginning of the period	128,817	97,195

Cash and cash equivalents at end of period	$222,151	$105,516

Supplemental cash flow information:
Interest paid, net of interest capitalized	$8,251	$8,468
Income taxes paid, net	1,311	888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1) GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries and predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2011, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Income (loss):
Net loss	$(2,909)	$(1,167)
Less: Distributions on participating securities	—	—
Less: Undistributed income allocated to participating securities	—	—

Basic	$(2,909)	$(1,167)

Diluted	$(2,909)	$(1,167)

Shares:
Basic
Weighted-average common shares outstanding	25,997	25,679
Dilutive effect of stock options and restricted stock awards	—	—

Diluted	25,997	25,679

Loss per common share:
Basic	$(0.11)	$(0.05)
Diluted	$(0.11)	$(0.05)

We incurred a net loss for each of the three month periods ended March 31, 2012 and 2011. As a result, there is no dilutive effect of stock options or restricted stock and both basic and diluted loss per share is the same.

(2) VESSEL ACQUISITIONS AND DISPOSITIONS

As of May 3, 2012, we have one vessel that is being held for sale that is not included in our fleet numbers. We have assessed the value of the vessel during this quarter and at this time we believe that it is recorded at fair value. However, we will continue to assess the value on a quarterly basis and make the proper adjustment, if needed.

Interest is capitalized in connection with the construction of vessels. During the three month period ended March 31, 2012, we capitalized $0.7 million of interest. We did not capitalize any interest during the three month period ended March 31, 2011.

In January 2012, we purchased a vessel for operation in the Americas region for a total price of $22.5 million, and we sold one of our Americas vessels and recorded a gain of $1.2 million. In May 2012, we sold two of our Americas vessels and recorded a combined gain of approximately $4.2 million.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels. The estimated total cost of these initial six vessels is $245.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.9 million. The first of these vessels is scheduled to be delivered in the second quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014.

In May 2012, we entered into a letter of agreement with a shipyard to negotiate a contract to build two U.S. flagged platform supply vessels for the U.S. Gulf of Mexico. The vessels will be 270 foot, dynamic positioning (“DP2”) capability, fire fighting certified, multi-service platform supply vessels. The estimated total cost of these two vessels is approximately $73.0 million with expected deliveries in the second and third quarters of 2013.

The following tables illustrate the details of the vessels under construction, the vessels acquired, the vessels disposed of and the vessels classified as held for sale as indicated.

Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Remontowa	North Sea	LgPSV	Q2 2013	291	9120	5100	$41.0
Remontowa	North Sea	LgPSV	Q3 2013	291	9120	5100	$41.1
Remontowa	North Sea	LgPSV	Q3 2013	260	9120	4000	$37.7
Rosetti Marino	North Sea	LgPSV	Q4 2013	246	7483	3000	$32.1
Rosetti Marino	North Sea	LgPSV	Q1 2014	246	7483	3000	$32.1
Simek	North Sea	LgPSV	Q2 2013	304	11265	4700	$60.9
Simek	North Sea	LgPSV	Q4 2013	304	11265	4700	$60.9

(1)	LgPSV—Large Platform Supply Vessel

PSV—Platform Supply Vessel

SpV—Specialty Vessel

Crew—Crewboat

(2)	BHP—Breakhorse Power
(3)	DWT—Deadweight Tons

Vessels Acquired Since December 31, 2011
Vessel	Region	Type(1)	Year	Length	BHP(2)	DWT(3)	Cost
			Built	(feet)
							(in millions)
Thomas Wainwright	Americas	PSV	2010	242	4,200	2,700	$22.5

Vessels Disposed of Since December 31, 2011
Vessel	Region	Type(1)	Year	Length	BHP(2)	DWT(3)	Month
			Built	(feet)			Disposed
Bluefin	Americas	Crew	2008	165	7,200	337	Jan-12
Sailfish	Americas	Crew	2007	176	7,200	307	May-12
Swordfish	Americas	Crew	2009	176	7,200	307	May-12

Vessels Held for Sale (Laid Up)
Vessel	Region	Type(1)	Year	Length	BHP(2)	DWT(3)
			Built	(feet)
Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350

(3) LONG-TERM DEBT

Our long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Senior Notes Due 2022	$300,000	$—
Senior Notes Due 2014	79,742	160,000
Facility Agreement	40,000	141,667
Secured Reducing Revolving Loan Facility	7,028	6,000

	426,770	307,667

Less: Current maturities of long-term debt	(79,663)	(1,667)
Debt discount, net	(79)	(170)

Total	$347,028	$305,830

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2012	$79,663
2013	7,028
2014	40,000
2015	—
2016	—
Thereafter	300,000

Total	$426,691

Senior Notes – Due 2022

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes (“Senior Notes”) due 2022. The Senior Notes pay interest semi-annually on March 15 and September 15, commencing September 15, 2012. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date. In conjunction with the Senior Note offering, we incurred $7.5 million in debt issuance cost which is included in our balance sheet under Deferred costs and other assets and will be amortized into interest cost over the life of the Senior Notes.

Facility Agreement

On December 17, 2009, one of our wholly-owned subsidiaries (the “Borrower”) entered into a $200.0 million facility agreement (as amended, the “Facility Agreement”) with The Royal Bank of Scotland plc (“RBS”). The Facility Agreement was to mature on December 31, 2012, with amounts borrowed repayable in quarterly installments of $8.3 million and a final installment of $108.3 million, but, on January 26, 2012, we entered into a financing agreement with RBS to amend the Facility Agreement primarily to extend the maturity to July 1, 2014 and to adjust principal payments. Under the amended agreement, we are not required to make principal payments until maturity. Loans under the Facility Agreement bear interest at the three month LIBOR rate, plus a margin of 2.5% per annum. The Facility Agreement is secured by certain vessels and all of the shares of common stock of the Borrower have been pledged to the agent, on behalf of the lender, as security for the Facility Agreement. In the first quarter of 2012, we incurred $1.4 million of cost associated with the amendment. This cost was capitalized in our balance sheet under Deferred costs and other assets and was to be amortized into interest expense over the life of the Facility Agreement. The repayment in March 2012 of $100.0 million of the $140.0 million then outstanding under the Facility Agreement increased the amount amortized to expense.

We used a portion of the net proceeds of the new Senior Notes to repay $100.0 million of the indebtedness outstanding related to the Facility Agreement. At March 31, 2012, we were in compliance with all covenants, and had $40.0 million borrowed under the facility. At March 31, 2012, the fair value of borrowings under this facility is considered to be book value as the interest is at market rates.

Senior Notes – Due 2014

On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes (the “Old Notes”) due July 2014. The Old Notes pay interest semi-annually on January 15 and July 15 and are currently callable at a redemption price of 101.292% of the principal amount and may be called on July 15, 2012, and thereafter at 100% of the principal amount, respectively, plus, in each case, accrued interest.

On February 27, 2012, we commenced a tender offer to purchase all of our outstanding Old Notes. In conjunction with the tender offer, we solicited consents to eliminate most of the covenants, certain events of default applicable to the Old Notes and certain other provisions contained in the indenture governing the Old Notes. We funded the tender offer with a portion of the proceeds of the new Senior Notes. We used the net proceeds to purchase $80.3 million of the Old Notes. At March 31, 2012, we had $79.7 million outstanding Old Notes.

The consideration for each $1,000 principal amount of Old Notes validly tendered under the terms of the tender offer was $1,015.50, which included a consent payment of $15.00. Holders also received accrued and unpaid interest from the last interest payment on the applicable Old Notes up to, but not including, the applicable settlement date for all of such Notes that we accepted for purchase in the tender offer. The tender offer expired March 12, 2012.

At March 31, 2012, the fair value of the new Senior Notes, based on quoted market prices, was approximately $301.5 million, compared to a carrying amount of $300.0 million. For the same date, the fair value of the Old Notes, based on quoted market prices, was approximately $80.3 million compared to a carrying amount of $79.7 million.

Pursuant to a notice of conditional redemption issued on March 1, 2012, all Old Notes outstanding after the consummation of the tender offer were redeemed on April 2, 2012, at a redemption price of $1,012.92 per $1,000 principal amount of Old Notes, plus accrued and unpaid interest up to, but not including, the redemption date.

Secured Reducing Revolving Loan Facility

We currently have a $175.0 million (of which $153.0 million was available for borrowing at March 31, 2012) Secured Reducing Revolving Loan Facility with a syndicate of financial institutions led by Den Norske Bank, as agent. The facility matures in 2013 and the maximum availability begins to reduce in increments of $15.0 million every six months beginning in December 2011, with a final reduction of $130.0 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. The Secured Reducing Revolving Loan Facility is subject to financial covenants. At March 31, 2012, we were in compliance with all covenants and had $7.0 million drawn under this facility.

(4) INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). We consider earnings of our foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these permanently reinvested earnings.

In recent years, we repatriated cash from our foreign subsidiaries current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations is approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses.

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

We have recently been made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of March 31, 2012 for any liabilities associated with a possible future assessment. We can’t predict whether any such tax assessment may be made in the future.

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related contract. Any gains or losses resulting from changes in fair value are recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item such that there is no net impact in the consolidated statements of operations. As of March 31, 2012, we had no open foreign currency forward contracts.

We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our $200.0 million Facility Agreement variable-rate debt. The swap was designated as a cash flow hedge. The terms of this swap, including reset dates and floating rate indices, matched those of our underlying variable-rate debt and no ineffectiveness was recorded in prior periods.

On February 27, 2012, we announced our intent to issue the new Senior Notes, the proceeds of which would be used to pay down amounts outstanding under the Old Notes and the Facility Agreement. As a result of issuing debt with a fixed interest rate, we no longer have forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated OCI are released and charged or credited to the underlying expense, in this case interest expense. At March 31, 2012, we had paid down $100.0 million of the $140.0 million outstanding under the Facility Agreement with proceeds from the new Senior Notes. We have allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated OCI to the remaining $40.0 million of Facility Agreement debt. This balance will be amortized to interest expense over the remaining life of the interest rate swap which matures December 31, 2012. We have determined that, based upon current market conditions and other factors, liquidation of the interest rate swap is not economically beneficial at this time and additional future losses are limited. Accordingly, we have elected to retain and hold this interest rate swap at this time. Since it no longer qualifies as a cash flow hedge, it is considered a derivative with no hedging designation. Any changes in fair value of the swap will be included in earnings in the period of the change.

Early Hedge Settlement

During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of the contracts at the date of settlement. The forecasted payments associated with these settled swaps are related to the Facility Agreement. For reasons discussed above, we reclassified $0.3 million from accumulated OCI as the forecasted transaction was reduced below $100.0 million to $40.0 million. Unrecognized losses of $0.1 million are recorded as of March 31, 2012 in accumulated OCI related to these interest rate swap contracts. This balance will be amortized into interest expense through December 31, 2012 when the interest rate swap expires based on forecasted payments as of the settlement date.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives designed as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$—		$—	Fair value of derivative	$—	Fair value of derivative	$3,530

		$—		$—		$—		$3,530

The following tables quantify the amount of gain or loss recognized during the quarters ended March 31, and identify the consolidated statement of operations location:

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swaps	$(176)	$(98)	Interest expense	$(2,683)	$(752)

Changes in the fair values of our derivative instruments with no hedging designation (both assets and liabilities) are reflected in current earnings.

(7) FAIR VALUE MEASUREMENTS

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

We have a fixed-for-floating interest rate swap agreement that was entered into to fix the LIBOR interest rate component on $100.0 million of the outstanding balance on the Facility Agreement. The fixed rate component of the swap was set at 4.145% and was accounted for as a cash flow hedge. The consolidated balance sheet contains the cash flow hedge within short term liabilities, reflecting the fair value of the interest rate swap which was $2.8 million at March 31, 2012. For the three-month period ended March 31, 2012, $0.5 million related to this interest rate swap was reclassified from accumulated OCI to interest expense. We also reclassified an additional $1.8 million from accumulated OCI to interest expense as a result of de-designating hedge accounting. We expect to reclassify $0.7 million of accumulated change in fair value of the interest rate swap to interest expense during the next 12 months. We recognize the fair value of our derivative swap as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of March 31, 2012.

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative	$—	$(2.8)	$—	$(2.8)
Asset Held For Sale	$—	$1.8	$—	$1.8

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative	$—	$(3.5)	$—	$(3.5)
Asset Held For Sale	$—	$1.8	$—	$1.8

(8) NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-04 in the first quarter of 2012 with no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-05 in the first quarter of 2012 with no material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-012”). The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-12 in the first quarter of 2012 with no material impact on our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2012
Revenue	$37,663	$14,225	$35,547	$—	$87,435
Direct operating expenses	20,020	3,803	24,986	—	48,809
Drydock expense	3,551	2,290	355	—	6,196
General and administrative	3,667	773	2,601	5,075	12,116
Depreciation expense	4,761	2,510	7,178	580	15,029
Gain on sale of assets	—	—	(1,149)	—	(1,149)

Operating income (loss)	$5,664	$4,849	$1,576	$(5,655)	$6,434

Quarter Ended March 31, 2011
Revenue	$35,399	$15,535	$30,355	$—	$81,289
Direct operating expenses	20,716	2,861	20,741	—	44,318
Drydock expense	3,070	185	3,269	—	6,524
General and administrative	3,234	674	2,270	5,245	11,423
Depreciation expense	4,786	2,451	7,106	332	14,675
Loss on sale of assets	—	—	10	—	10

Operating income (loss)	$3,593	$9,364	$(3,041)	$(5,577)	$4,339

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 89 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At May 3, 2012, our active fleet includes 71 owned vessels and 18 managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first three months of 2012, we completed 136 drydock days, compared to 191 drydock days completed in the same period last year.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended March 31,
	2012	2011
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$37,663	$35,399
Southeast Asia Based Fleet	14,225	15,535
Americas Based Fleet	35,547	30,355
Average Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$19,351	$17,789
Southeast Asia Based Fleet	14,336	15,248
Americas Based Fleet	15,634	14,194
Overall Utilization (a) (b):
North Sea Based Fleet	87.8%	87.1%
Southeast Asia Based Fleet	78.0%	83.2%
Americas Based Fleet	74.0%	70.5%
Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	24.0	25.0
Southeast Asia Based Fleet	14.3	14.0
Americas Based Fleet	34.4	35.0

Total	72.7	74.0

(a)	Includes all owned or bareboat chartered vessels.
(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.
(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended March 31, 2011

For the quarter ended March 31, 2012, we had a net loss of $2.9 million, or $0.11 per diluted share, on revenues of $87.4 million. In comparison, for the same period in 2011, we had a net loss of $1.2 million, or $0.05 per diluted share, on revenues of $81.3 million.

Our revenues for the quarter ended March 31, 2012 increased $6.1 million, or 7.6%, compared to the first quarter of 2011. The increase in revenue was due mainly to the overall increase in day rates from $15,753 in the first quarter of 2011 to $16,740 in the current quarter, partially offset by the effect of the strengthening U.S. Dollar, which together resulted in the increase in revenue of $4.8 million. In addition, utilization increased to 79.4% in the current quarter from 78.5% in the previous year quarter, which increased current quarter revenue by $0.9 million. Our capacity was affected by the sale of two vessels, the purchase of one vessel and the effect of the extra day in the 2012 quarter. Overall, capacity activity decreased revenue by $0.5 million.

Operating income increased $2.1 million compared with the first quarter of 2011. The increase is due primarily to higher revenue, offset by the increase in direct operating cost of $4.5 million. General and administrative expense also increased by $0.7 million from 2011 due mainly to higher salaries and benefits.

North Sea

Revenues in the North Sea region increased by $2.3 million to $37.7 million in the first quarter of 2012. The combination of the increase in day rates from $17,789 in the first quarter of 2011, to $19,351 in the current year quarter, partially offset by the strengthening of the U.S. Dollar, contributed $2.3 million to the increase in revenue. In addition, utilization increased from 87.1% in the first quarter of 2011 to 87.8% in the current quarter, which positively impacted revenue by $0.6 million. This is partially offset by the decreased capacity due to the sale of a vessel in the fourth quarter of 2011 which negatively impacted revenue by $0.6 million. Operating income increased $2.1 million from the prior year quarter due mainly to higher revenue and lower direct operating expenses, partially offset by higher drydock expense. General and administrative expense increased $0.4 million due to an increase in salaries and benefits and professional fees.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $1.3 million to $14.2 million in the first quarter of 2012. Lower utilization in the region decreased revenue by $1.1 million as utilization rates decreased from 83.2% in the prior year quarter to 78.0% in the first quarter of 2012. Lower day rates in the region, which decreased from $15,248 in 2011 to $14,336 in the current quarter, negatively impacted revenue by $0.3 million. Increased capacity due to one additional day in the quarter increased revenue by $0.1 million in the current year quarter. Operating income was $4.9 million in the first quarter of 2012 compared to $9.4 million in the same 2011 quarter. The decrease is due mainly to lower revenue combined with higher drydock expense in the first quarter of 2012 of $2.1 million as a result of 35 more drydock days. Direct operating expense also increased by $0.9 million in the current quarter as a result of higher crew salaries and higher fuel costs as we mobilized one vessel from Brazil to the region. General and administrative expense was $0.7 million in the first quarter of 2011 compared to $0.8 million in the current year quarter.

Americas

The Americas region revenues increased by $5.2 million, or 17.1%, to $35.5 million in the first quarter of 2012. Revenue increased by $2.9 million as a result of an increase in day rates from $14,194 in the first quarter of 2011 to $15,634 in the current year quarter. Higher utilization positively impacted revenue by $1.4 million as utilization rates increased from 70.5% in the prior year quarter to 74.0% in the first quarter of 2012. The capacity effect of the purchase and sale of a vessel in the current quarter and the additional day in the quarter increased revenue by $0.9 million. The region incurred an operating loss of $3.0 million in the first quarter of 2011, compared to operating income of $1.6 million in the current quarter. The increase is due to the increase in revenue, a decrease in drydock expense of $2.9 million due to fewer drydock days in the current year quarter, offset by an increase in direct operating cost of $4.2 million due mainly to higher crew salaries and benefits. General and administrative expense was $2.3 million in the first quarter in 2011 compared to $2.6 million in 2012.

Other

Other expenses in the first quarter of 2012 increased by $4.5 million compared to the prior year quarter. The increase was due primarily to the loss of $1.9 million on the early extinguishment of the Old Notes, combined with increased interest expense of $3.1 million due to the acceleration of recognition of our unrealized losses in OCI related to interest rate swaps and increase in amortization of debt issuance costs, both related to the early pay down of $100.0 million of our $140.0 million Facility Agreement. This was a result of discontinuing hedge accounting due to the modification of the debt underlying the interest rate swap resulting from the partial pay down of the Facility Agreement. The negative earnings impact of these items were partially offset by increased foreign currency gains of $0.6 million.

Tax Rate

Our effective tax rate benefit for the first quarter of 2012 was 12.7% excluding unusual items. This compares to a 9.7% effective tax rate benefit in the first quarter of 2011. The change in rate from the prior year is primarily attributable to the earnings mix between our higher and lower tax jurisdictions.

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

In addition, in the first quarter of 2012, we issued $300.0 million of 6.375% Senior Notes due in 2022. The Senior Notes will pay interest on March 15 and September 15. The proceeds from this debt issuance were used to pay down borrowings under the Old Notes and the Facility Agreement. The offering of Senior Notes is designed to extend all of our debt maturities for ten years and to require only interest payments in the interim.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels. The estimated total cost of these initial six vessels is $245.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.9 million. In May 2012, we entered into a letter of agreement with a shipyard to negotiate a contract to build two new platform supply vessels in the Americas at an expected cost of approximately $73.0 million.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $29.0 million in 2012.

Net working capital at March 31, 2012, was $199.9 million. Net cash provided by operating activities was $11.4 million for the three months ended March 31, 2012. Net cash used in investing activities was $29.3 million. Net cash provided by financing activities was $109.9 million.

At March 31, 2012, we had approximately $ 222.2 million of cash on hand and $7.0 million drawn under our $175.0 million Secured Reducing Revolving Loan Facility, $40.0 million outstanding under our Facility Agreement, $79.7 million outstanding under our Old Notes and $300.0 million outstanding on our newly issued Senior Notes.

Pursuant to a notice of conditional redemption issued on March 1, 2012, all Old Notes outstanding after the consummation of the tender offer were redeemed on April 2, 2012, at a redemption price of $1,012.92 per $1,000 principal amount of Old Notes, plus accrued and unpaid interest up to, but not including, the redemption date.

As of March 31, 2012, approximately one-half of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2011 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

In recent years, we repatriated cash from our foreign subsidiaries from current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations is approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses. If any portion of the unremitted earnings were ever foreseen to not be permanently reinvested outside the U.S., or if we elect to repatriate a portion of current year foreign earnings, U.S. income tax expense would be required to be recognized and that expense could be material. Although subject to certain limitations, our U.S. net operating loss carryforwards and foreign tax credit carryforwards could be used to reduce a portion or all of the U.S. cash tax requirements of any such future foreign cash repatriations.

We anticipate that cash on hand and future cash flow from operations for 2012 will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 43.1% of our total consolidated revenue and $5.7 million in operating income for the three months ended March 31, 2012. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first quarter of 2012, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended March 31,
	2012	2011
	1 US$ =
GBP	0.636	0.624
NOK	5.784	5.722
Euro	0.762	0.706
Brazilian Real	1.766	1.667
Singapore Dollar	1.263	1.277

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

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in 2007, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future vessel payments. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. These contracts expired in early 2010 and there are no outstanding contracts at March 31, 2012. See Part I, Items 1 and 2 “Business and Properties – New Vessel Construction, Acquisition and Divestiture Program, and Drydocking Obligations” of our Form 10-K for the year ended December 31, 2011 for more details. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at March 31, 2012, is $51.7 million in accumulated OCI primarily relating to the change in exchange rates at March 31, 2012 in comparison with the exchange rates when we invested capital in these markets. Accumulated OCI related to the changes in foreign currency exchange rates was $51.9 million at March 31, 2012. Also included in accumulated OCI was a loss of $0.2 million related to our cash flow hedges. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Form 10-K for the year ended December 31, 2011, filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 6.375% Senior Notes, our 7.75% Old Notes and the Facility Agreement. At March 31, 2012, the fair value of the Senior Notes, based on quoted market prices, was approximately $301.5 million, compared to a carrying amount of $300.0 million. For the same date, the fair value of the Old Notes, based on quoted market prices, was approximately $80.3 million compared to a carrying amount of $79.7 million. The fair value of amounts outstanding under the Facility Agreement was carrying value, or $40.0 million.

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

As of December 31, 2011, our management determined that our internal controls over financial reporting were effective. Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

GulfMark Offshore, Inc.
(Registrant)

	By:	/s/ Samuel R. Rubio

Samuel R. Rubio
Vice President - Controller and Chief Accounting Officer
Date: May 3, 2012

INDEX TO EXHIBITS

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010.

4.7	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.8	Second Supplemental Indenture, dated as of March 12, 2012, by and among GulfMark Offshore, Inc. and U.S. Bank National Association, as trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 4.2 to our current report on Form 8-K filed on March 12, 2012

4.9	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of March 12, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.10	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	Amendment Agreement dated January 26, 2012, among GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as parent and original guarantor, and The Royal Bank of Scotland plc, as original lender, arranger, agent and security agent, relating to the U.S. $200.0 million Facility Agreement dated December 17, 2009	Exhibit 10.1 to our current report on Form 8-K filed on January 26, 2012

10.2	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 10, 2012, between GulfMark Offshore, Inc. and Bruce A. Streeter	Exhibit 10.1 to our current report on Form 8-K filed on February 10, 2012

10.3	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 10, 2012, between GulfMark Offshore, Inc. and John E. Leech	Exhibit 10.2 to our current report on Form 8-K filed on February 10, 2012

10.4	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of March 1, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.	Exhibit 1.1 to our current report on Form 8-K filed on March 3, 2012

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.	Filed herewith