Form 10-Q
period 2012-06-30
GULFMARK OFFSHORE INC
filed 2012-07-24
CIK 1030749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of July 23, 2012: 26,942,828.

(Exhibit Index Located on Page 30)

GulfMark Offshore, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$146,463	$128,817
Trade accounts receivable, net of allowance for doubtful accounts of $285 and $198, respectively	86,748	85,214
Other accounts receivable	7,125	6,314
Prepaid expenses and other current assets	24,640	21,197

Total current assets	264,976	241,542

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $354,885 and $329,299, respectively	1,123,260	1,143,441
Construction in progress	91,772	37,107
Goodwill	31,251	31,153
Intangibles, net of accumulated amortization of $11,533 and $10,030, respectively	23,065	24,569
Deferred costs and other assets	27,332	21,987

Total assets	$1,561,656	$1,499,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,667
Accounts payable	16,860	14,475
Income and other taxes payable	5,686	5,568
Accrued personnel costs	20,889	23,059
Accrued interest expense	5,912	5,777
Fair value of derivative	1,885	3,530
Other accrued liabilities	10,997	8,565

Total current liabilities	62,229	62,641

Long-term debt	346,712	305,830
Long-term income taxes:
Deferred tax liabilities	106,294	105,131
Other income taxes payable	21,447	22,769
Other liabilities	6,758	6,568
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,943 and 26,631 shares issued and 26,943 and 26,617 outstanding, respectively; Class B Common Stock $0.01 par value; 60,000 shares authorized; no shares issued	266	262
Additional paid-in capital	385,883	379,673
Retained earnings	597,557	586,402
Accumulated other comprehensive income	34,510	31,105
Treasury stock, at cost	(9,447)	(8,968)
Deferred compensation expense	9,447	8,386

Total stockholders’ equity	1,018,216	996,860

Total liabilities and stockholders’ equity	$1,561,656	$1,499,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue	$104,884	$96,911	$192,319	$178,200
Costs and expenses:
Direct operating expenses	48,846	46,908	97,655	91,225
Drydock expense	7,639	3,683	13,835	10,207
General and administrative expenses	11,996	10,910	24,112	22,333
Depreciation and amortization	14,850	14,982	29,879	29,658
(Gain) loss on sale of assets	(3,676)	—	(4,825)	10

Total costs and expenses	79,655	76,483	160,656	153,433

Operating income	25,229	20,428	31,663	24,767

Other income (expense):
Interest expense	(4,840)	(5,630)	(13,705)	(11,357)
Interest income	87	119	165	184
Loss on extinguishment of debt	(1,711)	—	(3,641)	—
Foreign currency gain (loss) and other	(1,551)	73	(1,013)	17

Total other expense	(8,015)	(5,438)	(18,194)	(11,156)

Income before income taxes	17,214	14,990	13,469	13,611
Income tax provision	(3,150)	(1,699)	(2,314)	(1,487)

Net income	$14,064	$13,291	$11,155	$12,124

Earnings per share:
Basic	$0.53	$0.51	$0.43	$0.47

Diluted	$0.53	$0.51	$0.42	$0.46

Weighted average shares outstanding:
Basic	26,243	25,829	26,120	25,754

Diluted	26,261	25,949	26,155	25,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$14,064	$13,291	$11,155	$12,124
Comprehensive income:
Gain on cash flow hedge(1)	73	161	1,226	668
Foreign currency gain (loss)	(17,264)	6,596	2,179	24,683

Total comprehensive income (loss)	$(3,127)	$20,048	$14,560	$37,475

(1)

Net of income tax expense of $0.2 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(In thousands)

	Common Stock	Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen - sation Expense	Total Stockholders’ Equity
					Shares	Share Value
Balance at December 31, 2011	$262	$379,673	$586,402	$31,105	(295)	$(8,968)	$8,386	$996,860
Net income	—	—	11,155	—	—	—	—	11,155
Issuance of common stock	2	3,784	—	—	—	—	—	3,786
Exercise of stock options	2	2,396	—	—	—	—	—	2,398
Deferred compensation plan	—	30	—	—	2	(479)	1,061	612
Gain on cash flow hedge, net of tax	—	—	—	1,226	—	—	—	1,226
Translation adjustment	—	—	—	2,179	—	—	—	2,179

Balance at June 30, 2012	$266	$385,883	$597,557	$34,510	(293)	$(9,447)	$9,447	$1,018,216

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$11,155	$12,124
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization	29,879	29,658
Gain on sale of assets	(4,825)	10
Amortization of stock-based compensation	3,377	2,908
Amortization of deferred financing costs	2,076	834
Loss on extinguishment of debt	1,368	—
Provision for doubtful accounts receivable, net of write-offs	87	(192)
Deferred income tax (benefit) provision	690	(1,053)
Foreign currency transaction (gain) loss	995	(314)
Change in operating assets and liabilities:
Accounts receivable	(2,523)	(16,623)
Prepaids and other	(3,411)	(1,866)
Accounts payable	2,345	5,665
Other accrued liabilities and other	2,764	(6,109)

Net cash provided by operating activities	43,977	25,042
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(80,869)	(4,934)
Proceeds from disposition of vessels and equipment	23,475	—

Net cash used in investing activities	(57,394)	(4,934)
Cash flows from financing activities:
Proceeds from issue of 6.375% Senior Notes	300,000	—
Repayment of 7.75% Senior Notes	(160,000)	—
Repayments of secured credit facility	(101,667)	(16,666)
Borrowings under revolving loan facility, net	974	10,000
Debt issuance costs	(9,036)	—
Debt extinguishment cost	(2,274)	—
Proceeds from exercise of stock options	2,398	911
Proceeds from issuance of stock	406	338

Net cash provided by financing activities	30,801	(5,417)
Effect of exchange rate changes on cash	262	2,057

Net increase in cash and cash equivalents	17,646	16,748
Cash and cash equivalents at beginning of the period	128,817	97,195

Cash and cash equivalents at end of period	$146,463	$113,943

Supplemental cash flow information:
Interest paid, net of interest capitalized	$8,544	$9,693
Income taxes paid, net	2,962	3,320

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Income:
Net income attributable to common stockholders	$14,064	$13,291	$11,155	$12,124
Undistributed income allocated to participating securities	(28)	(121)	(46)	(141)

Basic	14,036	13,170	11,109	11,983

Undistributed income allocated to participating securities	28	121	46	141
Undistributed income reallocated to participating securities	(28)	(120)	(46)	(140)

Diluted	$14,036	$13,171	$11,109	$11,984

Shares:
Basic
Weighted-average common shares outstanding	26,243	25,829	26,120	25,754
Dilutive effect of stock options and restricted stock awards	18	120	36	131

Diluted	26,261	25,949	26,155	25,885

Income per common share:
Basic	$0.53	$0.51	$0.43	$0.47
Diluted	$0.53	$0.51	$0.42	$0.46

(2) VESSEL ACQUISITIONS AND DISPOSITIONS

As of July 24, 2012, we have one vessel that is being held for sale that is not included in our fleet numbers. We have assessed the value of the vessel during this quarter and at this time we believe that it is recorded at fair value. However, we will continue to assess the value on a quarterly basis and make the proper adjustment, if needed.

In January 2012, we purchased a vessel for operation in the Americas region for a total price of $22.5 million, and we sold one of our Americas vessels and recorded a gain of $1.1 million. In May 2012, we sold two of our Americas vessels and recorded a combined gain of approximately $3.7 million.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels. The estimated total cost of these initial six vessels is $228.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.0 million. The first of these vessels is scheduled to be delivered in the second quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged platform supply vessels (“PSV”) for the U.S. Gulf of Mexico. The vessels will be 271 foot dynamic positioning (“DP2”) capability multi-service PSV’s. The estimated total cost of these two vessels is approximately $72.0 million with expected deliveries in the third and fourth quarters of 2013. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged vessels. The vessels will be 286 foot DP2 capability multi-service PSV’s. The total cost of these two vessels is estimated at $96.0 million.

The following tables illustrate the details of the vessels under construction, the vessels acquired, the vessels disposed of and the vessels classified as held for sale as indicated.

Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Remontowa	North Sea	LgPSV	Q2 2013	291	9120	5100	$37.0
Remontowa	North Sea	LgPSV	Q3 2013	291	9120	5100	$37.0
Remontowa	North Sea	LgPSV	Q3 2013	260	9120	4000	$34.0
Rosetti Marino	North Sea	LgPSV	Q4 2013	246	7483	3000	$31.0
Rosetti Marino	North Sea	LgPSV	Q1 2014	246	7483	3000	$31.0
Simek	North Sea	LgPSV	Q2 2013	304	11265	4700	$58.0
Simek	North Sea	LgPSV	Q4 2013	304	11265	4700	$60.0
Thoma-Sea	Americas	LgPSV	Q3 2013	271	5364	3500	$36.0
Thoma-Sea	Americas	LgPSV	Q4 2013	271	5364	3500	$36.0
BAE Systems	Americas	LgPSV	Q4 2014	286	8160	5300	$48.0
BAE Systems	Americas	LgPSV	Q1 2015	286	8160	5300	$48.0

Note: Expected cost may differ from previous periods due to foreign currency fluctuations

(1)	LgPSV - Large Platform Supply Vessel

PSV - Platform Supply Vessel

SpV - Specialty Vessel

Crew - Crewboat

(2)	BHP - Brake Horsepower
(3)	DWT - Deadweight Tons

Vessels Acquired Since December 31, 2011
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Cost
							(millions)
Thomas Wainwright	Americas	PSV	2010	242	4,200	2,700	$22.5

Vessels Disposed of Since December 31, 2011
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed
Bluefin	Americas	Crew	2008	165	7,200	337	Jan-12
Sailfish	Americas	Crew	2007	176	7,200	307	May-12
Swordfish	Americas	Crew	2009	176	7,200	307	May-12

Vessels Held for Sale (Laid Up)
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)
Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350

Interest is capitalized in connection with the construction of vessels. During the three and six month periods ended June 30, 2012, $1.0 million and $1.8 million of interest, respectively, was capitalized. We did not capitalize any interest during the three or six month periods ended June 30, 2011.

(3) LONG-TERM DEBT

Our long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Senior Notes Due 2022	$300,000	$—
Senior Notes Due 2014	—	160,000
Facility Agreement	40,000	141,667
Secured Reducing Revolving Loan Facility	6,712	6,000

	346,712	307,667

Less: Current maturities of long-term debt	—	(1,667)
Debt discount, net	—	(170)

Total	$346,712	$305,830

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2012
2013	6,712
2014	40,000
2015	—
2016	—
Thereafter	300,000

Total	$346,712

Senior Notes – Due 2022

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes (“Senior Notes”) due 2022. The Senior Notes pay interest semi-annually on March 15 and September 15, commencing September 15, 2012. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date. In conjunction with the Senior Note offering, we incurred $7.6 million in debt issuance cost which is included in our balance sheet under deferred costs and other assets and will be amortized into interest cost over the life of the Senior Notes.

At June 30, 2012, the fair value of the new Senior Notes, based on quoted market prices, was approximately $302.3 million, compared to a carrying amount of $300.0 million.

Facility Agreement

On December 17, 2009, one of our wholly-owned subsidiaries (the “Borrower”) entered into a $200.0 million facility agreement (as amended, the “Facility Agreement”) with The Royal Bank of Scotland plc (“RBS”). The Facility Agreement was to mature on December 31, 2012, with amounts borrowed repayable in quarterly installments of $8.3 million and a final installment of $108.3 million, but, on January 26, 2012, we entered into a financing agreement with RBS to amend the Facility Agreement primarily to extend the maturity to July 1, 2014 and to adjust principal payments. Under the amended agreement, we are not required to make principal payments until maturity. Loans under the Facility Agreement bear interest at the three month LIBOR rate, plus a margin of 2.5% per annum. The Facility Agreement is secured by certain vessels and all of the shares of common stock of the Borrower have been pledged to the agent, on behalf of the lender, as security for the Facility Agreement. In the first quarter of 2012, we incurred $1.4 million of cost associated with the amendment. This cost was capitalized in our balance sheet under deferred costs and other assets and was to be amortized into interest cost over the life of the Facility Agreement. The repayment in March 2012 of $100.0 million of the $140.0 million then outstanding under the Facility Agreement increased the amortization of the costs to expense.

We used a portion of the net proceeds of the new Senior Notes to repay $100.0 million of the indebtedness outstanding related to the Facility Agreement. At June 30, 2012, we were in compliance with all covenants, and had $40.0 million borrowed under the facility. At June 30, 2012, the fair value of borrowings under this facility is considered to approximate book value as the interest is at market rates.

Senior Notes – Due 2014

On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes (the “Old Notes”) due July 2014. On February 27, 2012, we commenced a tender offer to purchase all of our outstanding Old Notes. In conjunction with the tender offer, we solicited consents to eliminate most of the covenants, certain events of default applicable to the Old Notes and certain other provisions contained in the indenture governing the Old Notes. On March 12, 2012, we funded the tender offer with $80.3 million of the proceeds of the new Senior Notes. On April 2, 2012, we redeemed the remainder of the Old Notes with $79.7 million. At June 30, 2012, we had no amount outstanding on the Old Notes.

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

Secured Reducing Revolving Loan Facility

We currently have a $175.0 million (of which $138.3 million was available for borrowing at June 30, 2012) Secured Reducing Revolving Loan Facility with a syndicate of financial institutions led by Den Norske Bank, as agent. The facility matures in 2013 and the maximum availability reduces in increments of $15.0 million every six months beginning in December 2011, with a final reduction of $130.0 million in June 2013. Security for the facility is provided by first priority mortgages on certain vessels. The interest rate ranges from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. The Secured Reducing Revolving Loan Facility is subject to financial covenants. At June 30, 2012, we were in compliance with all covenants and had $6.7 million drawn under this facility.

(4) INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income. We consider earnings of our foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these permanently reinvested earnings.

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

In late 2011, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of June 30, 2012 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges related to payments under our new-build vessel construction programs and are highly effective, as the terms of the forward contracts are the same as the purchase commitments under the related contracts. Any gains or losses resulting from changes in fair value are recognized in construction-in-progress related to the vessel under construction. As of June 30, 2012, we had open foreign currency forward contracts hedging British Pound exposure to 67 million in Euro denominated contract payments due at varying times from October 2012 through July 2013.

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

On February 27, 2012, we announced our intent to issue the new Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under the Old Notes and the Facility Agreement and as a result we no longer have forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated OCI are released and charged or credited to the underlying expense, in this case interest expense. At June 30, 2012, we had paid down $100.0 million of the $140.0 million outstanding under the Facility Agreement with proceeds from the new Senior Notes. We allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated OCI to the remaining $40.0 million of Facility Agreement debt. This balance is being amortized to interest expense over the remaining life of the interest rate swap which matures December 31, 2012. We have determined that, based upon current market conditions and other factors, liquidation of the interest rate swap is not economically beneficial at this time and additional future losses are limited. Accordingly, we have elected to retain and hold this interest rate swap at this time. Since it no longer qualifies as a cash flow hedge, it is considered a derivative with no hedging designation. Changes in fair value of the swap are included in earnings in the period of the change. For the three months and six months ended June 30, 2012, insignificant losses were recorded related to this derivative.

Early Hedge Settlement

During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of the contracts at the date of settlement. The forecasted payments associated with these settled swaps are related to the Facility Agreement. For reasons discussed above, we reclassified $0.3 million from accumulated OCI as the forecasted transaction was reduced below $100.0 million to $40.0 million. Insignificant unrecognized losses are recorded as of June 30, 2012 in accumulated OCI related to these interest rate swap contracts. This balance will be amortized into interest expense through December 31, 2012 when the interest rate swap expires based on forecasted payments as of the settlement date.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivatives designed as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—		$—	Fair value of derivative	$1,885	Fair value of derivative	$3,530
Foreign currency forwards		$—		$—	Foreign currency forwards	251		$—

		$—		$—		$2,136		$3,530

The following tables quantify the amount of gain or loss recognized during the quarters ended June 30, and identify the consolidated statement of operations location:

			Location of Loss	Amount of Loss
	Amount of Loss		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swaps	$(176)	$(676)	Interest expense	$(2,908)	$(1,540)

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swaps	$—	$(578)	Interest expense	$(225)	$(787)

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

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1:   Quoted market prices in active markets for identical assets or liabilities

Level 2:   Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:   Unobservable inputs that are not corroborated by market data

We have a fixed-for-floating interest rate swap agreement that was entered into to fix the LIBOR interest rate component on $100.0 million of the outstanding balance on the Facility Agreement. The fixed rate component of the swap was set at 4.145% and was accounted for as a cash flow hedge. In conjunction with the issuance of the new Senior Notes in the first quarter of 2012 and the concurrent repayment of $100.0 million of the Facility Agreement debt, we de-designated hedge accounting for this swap. The consolidated balance sheet contains the derivative value within short term liabilities, reflecting the fair value of the interest rate swap which was $1.9 million at June 30, 2012. For the three and six month periods ended June 30, 2012, $0.2 and $0.6 million related to this interest rate swap was reclassified from other comprehensive income to interest expense, respectively. We also reclassified an additional $1.8 million from accumulated OCI to interest expense as a result of de-designating hedge accounting during the first quarter of 2012. We expect to reclassify the remaining $0.5 million of accumulated OCI related to the interest rate swap to interest expense during the next 6 months. We recognize the fair value of our derivative swap as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by the bank as of June 30, 2012.

At June 30, 2012, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective. We recognize the fair value of our derivative liability as a Level 2 valuation. The fair value at June 30, 2012 was $0.3 million.

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedge	$—	$(1.9)	$—	$(1.9)
Fair Value Hedge	$—	$(0.3)	$—	$(0.3)
Asset Held For Sale	$—	$1.8	$—	$1.8

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedge	$—	$(3.5)	$—	$(3.5)
Asset Held For Sale	$—	$1.8	$—	$1.8

(8) NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 will not have a material impact on our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2012
Revenue	$45,376	$15,041	$44,467	$—	$104,884
Direct operating expenses	20,659	4,747	23,440	—	48,846
Drydock expense	2,233	(161)	5,567	—	7,639
General and administrative expenses	3,388	789	2,518	5,301	11,996
Depreciation and amortization expense	4,749	2,680	6,851	570	14,850
Gain on sale of assets	—	—	(3,676)	—	(3,676)

Operating income (loss)	$14,347	$6,986	$9,767	$(5,871)	$25,229

Quarter Ended June 30, 2011
Revenue	$43,836	$15,678	$37,397	$—	$96,911
Direct operating expenses	20,727	2,887	23,294	—	46,908
Drydock expense	2,371	1,755	(443)	—	3,683
General and administrative expenses	2,689	761	1,930	5,530	10,910
Depreciation and amortization expense	4,970	2,431	7,132	449	14,982

Operating income (loss)	$13,079	$7,844	$5,484	$(5,979)	$20,428

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2012
Revenue	$83,039	$29,266	$80,014	$—	$192,319
Direct operating expenses	40,679	8,550	48,426	—	97,655
Drydock expense	5,784	2,129	5,922	—	13,835
General and administrative expenses	7,055	1,562	5,119	10,376	24,112
Depreciation and amortization expense	9,510	5,190	14,029	1,150	29,879
Gain on sale of assets	—	—	(4,825)	—	(4,825)

Operating income (loss)	$20,011	$11,835	$11,343	$(11,526)	$31,663

Six Months Ended June 30, 2011
Revenue	$79,235	$31,213	$67,752	$—	$178,200
Direct operating expenses	41,441	5,749	44,035	—	91,225
Drydock expense	5,441	1,940	2,826	—	10,207
General and administrative expenses	5,923	1,435	4,199	10,776	22,333
Depreciation and amortization expense	9,757	4,882	14,238	781	29,658
Loss on sale of assets	—	—	10	—	10

Operating income (loss)	$16,673	$17,207	$2,444	$(11,557)	$24,767

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 87 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At July 24, 2012, our active fleet includes 71 owned vessels and 16 managed vessels.

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

The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels from April to August and at their lowest levels from November to February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first six months of 2012, we completed 317 drydock days, compared to 319 drydock days completed in the same period last year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$45,376	$43,836	$83,039	$79,235
Southeast Asia Based Fleet	15,041	15,678	29,266	31,213
Americas Based Fleet	44,467	37,397	80,014	67,752

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$21,231	$20,014	$20,318	$18,951
Southeast Asia Based Fleet	14,110	15,228	14,219	15,238
Americas Based Fleet	16,761	14,217	16,239	14,207

Overall Utilization (a) (b):
North Sea Based Fleet	93.0%	94.1%	90.4%	90.6%
Southeast Asia Based Fleet	80.5%	83.0%	79.3%	83.1%
Americas Based Fleet	90.2%	84.3%	81.9%	77.4%

Average Owned Vessels (a) (d):
North Sea Based Fleet (c)	24.0	25.0	24.0	25.0
Southeast Asia Based Fleet	15.0	14.0	14.7	14.0
Americas Based Fleet	32.7	35.0	33.5	35.0

Total	71.7	74.0	72.2	74.0

(a)	Owned vessels.
(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.
(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2012 with the Three Months Ended June 30, 2011

For the quarter ended June 30, 2012, net income was $14.1 million, or $0.53 per diluted share on revenues of $104.9 million. For the same 2011 period, net income was $13.3 million, or $0.51 per diluted share on revenues of $96.9 million.

Our revenues for the quarter ended June 30, 2012 increased $8.0 million or 8.2% compared to the second quarter of 2011. An increase in average day rates from $16,508 in the second quarter of 2011 to $17,821 in the current year quarter increased revenue by $11.3 million, which was offset by currency effects that negatively impacted revenue by $1.8 million. Increased capacity during the quarter contributed an additional $0.3 million. Overall utilization increased from 87.4% in the prior year quarter to 89.1% in the current year quarter, however due to the mix of days worked associated with vessels with lower day rates revenue was negatively impacted by $1.8 million.

Operating income for the period was $25.2 million compared to $20.4 million for the prior year quarter. The increase is due primarily to the increase in revenue, offset by higher direct operating cost and higher drydock expense. Adding to the increase in quarterly income was the gain on sale related to two vessels of approximately $3.7 million. General and administrative expense was higher than the 2011 quarter by $1.1 million, due mainly to an increase in salaries and benefits and higher professional fees.

North Sea

Revenues in the North Sea region increased by $1.5 million, or 3.5%, to $45.4 million in the second quarter of 2012 compared to the same period of 2011. Approximately $4.7 million of the increase was a result of increased dayrates from $20,014 in 2011 to $21,231 in the current year quarter. The strengthening of the U.S. Dollar decreased revenue by $1.7 million. In addition utilization rates decreased slightly from 94.1% in the second quarter of 2011 to 93.0% in the current year quarter, which decreased revenue by $0.5 million. Capacity also had a negative impact to revenue of $1.0 million, resulting from the effect of a sale of a vessel in 2011. Operating income increased by $1.3 million compared to the prior year quarter due to the increase in revenue. Drydock and direct operating expenses in the second quarter of 2012 were essentially unchanged from the prior year quarter. General and administrative expense increased by $0.7 million due to mainly higher salaries and benefits.

Southeast Asia

Revenues for our Southeast Asia region decreased from the prior year quarter by $0.6 million, or 4.1%, to $15.0 million. The decrease was primarily attributable to a decrease in day rates from $15,228 in the prior year quarter to $14,110 in the current quarter, which reduced revenue by $0.3 million. Utilization for the second quarter of 2012 decreased from 83.0% to 80.5% in the current quarter reducing revenue by $1.8 million. Capacity increased revenue by $1.5 million as a result of the arrival of one vessel from our Americas region in the current quarter. Operating income for the region was $7.0 million in the second quarter of 2012 compared to $7.8 million in the prior year quarter. The decrease is due mainly to the decline in revenue coupled with an increase in direct operating expense due to the costs associated with mobilizing the vessel from our Americas region. This is offset by a decrease in drydock expense due to fewer drydock days incurred during the current year quarter. General and administrative expense was slightly higher from the prior year quarter.

Americas

Revenues in the Americas region increased by $7.1 million, or 18.9%, to $44.5 million in the second quarter of 2012 compared to the same prior year quarter. Day rates increased from $14,217 in 2011 to $16,761 in the current quarter, which increased revenue by $6.7 million. Utilization for the second quarter of 2012 increased from 84.3% to 90.2% increasing revenue by $2.6 million. Capacity decreased revenue by $2.2 million as a result of the departure of one vessel to our Southeast Asia region and the net effect of vessel purchases and sales in the second quarter of 2012. Operating income for the region was $9.8 million in the second quarter of 2012 compared to $5.5 million in the prior year quarter. The increase is due mainly to the increase in revenue coupled with the gain on the sale of two vessels in the region. This increase was offset by an increase in drydock expense due to more drydock days incurred during the current year quarter. General and administrative expense increased by $0.6 million from the prior year quarter due mainly to higher salaries, benefits and professional fees.

Other

Other expenses in the second quarter of 2012 increased by $2.6 million compared to the prior year quarter. The increase was due primarily to the $1.7 million loss on the early extinguishment of the Old Notes and foreign currency losses of $1.6 million offset by the decrease in interest expense resulting from higher capitalized interest.

Income Taxes

Our effective tax rate for the second quarter of 2012 was 15.8% excluding unusual items. This compares to an 8.4% effective tax rate in the second quarter of 2011, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Comparison of the Six Months Ended June 30, 2012 with the Six Months Ended June 30, 2011

For the six months ended June 30, 2012 net income was $11.2 million, or $0.42 per diluted share on revenues of $192.3 million. During the same period in 2011, net income was $12.1 million or $0.46 per diluted share, on revenues of $178.2 million.

Revenue increased $14.1 million period over period due mainly to higher dayrates of $17,308 in 2012 compared to $16,153 in 2011 which had a positive impact to revenue of $15.9 million. Capacity also had a positive impact to revenue of $1.1 million as we incurred one more work day in the year and the net effect of the purchase and sale of vessels. The strengthening of the U.S. Dollar negatively impacted revenue by $2.3 million. Average utilization rates increased overall from 83% in 2011 to 84.2% in 2012, however due to the mix of days worked associated with vessels with lower day rates the effect reduced revenue by $0.6 million.

Operating income for the six-month period ended June 30, 2012 was $31.7 million compared to $24.8 million in 2011. The increase is primarily due to increased revenue and a $4.8 million gain on three vessel sales, offset by higher direct operating expenses and drydock expense. General and administrative expense was higher by $1.8 million than the 2011 period due primarily to higher salaries and benefits.

North Sea

North Sea revenue increased by $3.8 million, or 4.8%, in the first six months of 2012 compared to 2011. The increase in average day rates from $18,951 in 2011 to $20,318 in 2012, offset by the currency effects of the strengthening U.S. Dollar, contributed $5.0 million to the increase in revenue. In addition, average utilization rates decreased from 90.6% in 2011 to 90.4% in 2012, however the impact to revenue was positive by $0.4 million due to the mix of days worked associated with vessels with higher day rates. A reduction in capacity due to the 2011 vessel sale decreased revenue by $1.6 million compared to the prior period. Operating income increased by $3.3 million resulting primarily from the increased revenue coupled with the decrease in direct operating expenses and depreciation expense. Drydock expense increased by $0.3 million from the 2011 period due to higher drydock costs per day. General and administrative expense was higher by $1.1 million than the 2011 period due mainly to higher salaries and benefits.

Southeast Asia

Revenue for our Southeast Asia based fleet decreased by $1.9 million, or 6.2%, from $31.2 million in the first six months of 2011 to $29.3 million in 2012. The decrease was attributable to a decrease in average day rates from $15,238 in 2011 to $14,219 in 2012, which decreased revenue by $1.1 million. Utilization also decreased from 83.1% in 2011 to 79.3% in the current year, negatively impacting revenue by $2.4 million. The increase in fleet size as a result of the arrival of one vessel from the Americas region in 2012 positively contributed $1.6 million to revenue. Operating income decreased from $17.2 million in 2011 to $11.8 million this year. The decrease resulted mainly from the lower revenues coupled with higher direct operating and depreciation expense due to the arrival of the additional vessel, and higher drydock costs, as a result of higher drydock costs per day. General and administrative expense increased slightly from the 2011 period, due mainly to higher salaries and benefits.

Americas

Our Americas region revenue increased $12.3 million, or 18.1%, from $67.8 million in 2011 to $80.0 million in 2012. The increase was due mainly to the increase in average day rates from $14,207 in 2011 to $16,239 in 2012, contributing $9.9 million to revenue. Utilization also increased from 77.4% to 81.9% in the current year resulting in a $6.1 million increase in revenues. Capacity negatively impacted revenue by $3.7 million due to the departure of one vessel to our Southeast Asia region in the first quarter, partially offset by the net effect of a vessel purchase and vessel sales in the year. Operating income of $11.3 million increased $8.9 million from the 2011 period. The increase is due primarily to the increase in revenue coupled with the gains recognized from the sale of three vessels in the region during 2012. This was offset by higher direct operating expenses, mainly crew salaries and benefits and higher drydock expense as a result of more drydock days. General and administrative expense also increased by $0.9 million due primarily to the increase in salaries and benefits.

Other

In the six months ended June 30, 2012, other expenses totaled $18.2 million, an increase of $7.0 million from 2011. The increase was due primarily to the $3.6 million loss on the early extinguishment of the Old Notes and increased interest expense of $2.3 million due mainly to the acceleration of recognition of our unrealized losses in OCI related to interest rate swaps into earnings partially offset by higher capitalized interest. Foreign currency losses were higher by $1.0 million compared to the prior year period.

Income Taxes

Our effective tax rate for the first half of 2012 was 16.8% excluding unusual items. This compares to an 8.3% effective tax rate for the first six months of 2011. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

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

In the first quarter of 2012, we issued $300.0 million of 6.375% Senior Notes due in 2022. The Senior Notes will pay interest on March 15 and September 15. The proceeds from this debt issuance were used to pay down borrowings under the Old Notes and the Facility Agreement. The issuance of Senior Notes has allowed us to extend a substantial portion of our debt maturities for ten years and to require only interest payments in the interim.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels (“PSV”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The estimated cost of these seven PSV’s is $288.0 million. In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSV’s. The estimated total cost of these four PSV’s is approximately $168.0 million.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $29.0 million in 2012, of which we have expensed $13.8 million in the first half of 2012.

Net working capital at June 30, 2012, was $202.7 million. Net cash provided by operating activities was $32.6 million for the three months ended June 30, 2012. Net cash used in investing activities was $28.1 million. Net cash used in financing activities was $79.1 million.

Net cash provided by operating activities was $44.0 million for the six months ended June 30, 2012. Net cash used in investing activities was $57.4 million. Net cash provided by financing activities was $30.8 million.

At June 30, 2012, we had approximately $ 146.5 million of cash on hand and $6.7 million drawn under our Secured Reducing Revolving Loan Facility, $40.0 million outstanding under our Facility Agreement and $300.0 million outstanding on our newly issued Senior Notes. At June 30, 2012, we had approximately $138.3 million of borrowing capacity under our Secured Reducing Revolving Credit Facility.

As of June 30, 2012, approximately 84% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2011 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

We anticipate that cash on hand, future cash flow from operations for 2012, and access to our revolving credit facility will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 43.3% of our total consolidated revenue and $14.3 million in operating income for the three months ended June 30, 2012, and 43.2% of our total consolidated revenue and $20.0 million in operating income for the six months ended June 30, 2012. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD). In the second quarter of 2012, the exchange rates of GBP, NOK, Euros, BRL and SGD against the U.S. Dollar averaged as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	1 US$=		1 US$=
GBP	0.632	0.613	0.634	0.618
NOK	5.892	5.437	5.838	5.577
Euro	0.790	0.695	0.771	0.712
BRL	1.958	1.594	1.857	1.630
SGD	1.264	1.216	1.264	1.258

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

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in June 2012, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future payments for the construction of new vessels. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. There was a $0.3 million outstanding liability on these contracts at June 30, 2012. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at June 30, 2012, is $34.5 million in accumulated OCI primarily relating to the change in exchange rates at June 30, 2012 in comparison with the exchange rates when we invested capital in these markets. Accumulated OCI related to the changes in foreign currency exchange rates was $34.6 million at June 30, 2012 and also included a loss of $0.1 million related to our cash flow hedges. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 6.375% Senior Notes and the Facility Agreement. At June 30, 2012, the fair value of the Senior Notes, based on quoted market prices, was approximately $302.3 million, compared to a carrying amount of $300.0 million. The fair value of amounts outstanding under the Facility Agreement was its carrying value, or $40.0 million.

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
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: July 24, 2012

INDEX TO EXHIBITS

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents
3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010.

4.7	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.8	Second Supplemental Indenture, dated as of March 12, 2012, by and among GulfMark Offshore, Inc. and U.S. Bank National Association, as trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 4.2 to our current report on Form 8-K filed on March 12, 2012

4.9	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of March 12, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.10	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.	Filed herewith