Form 10-Q
period 2012-09-30
GULFMARK OFFSHORE INC
filed 2012-11-07
CIK 1030749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of November 6, 2012: 26,939,061.

(Exhibit Index Located on Page 32)

GulfMark Offshore, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$148,993	$128,817
Trade accounts receivable, net of allowance for doubtful accounts of $120 and $198,respectively	93,517	85,214
Other accounts receivable	6,886	6,314
Prepaid expenses and other current assets	24,597	21,197

Total current assets	273,993	241,542

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $372,610 and $329,299, respectively	1,107,960	1,143,441
Construction in progress	117,693	37,107
Goodwill	32,412	31,153
Intangibles, net of accumulated amortization of $12,254 and $10,030, respectively	22,345	24,569
Cash held in escrow	52,390	—
Deferred costs and other assets	30,620	21,987

Total assets	$1,637,413	$1,499,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,667
Accounts payable	19,552	14,475
Income and other taxes payable	6,983	5,568
Accrued personnel costs	22,957	23,059
Accrued interest expense	869	5,777
Fair value of derivative	987	3,530
Other accrued liabilities	11,820	8,565

Total current liabilities	63,168	62,641

Long-term debt	390,000	305,830
Long-term income taxes:
Deferred tax liabilities	104,385	105,131
Other income taxes payable	23,106	22,769
Other liabilities	7,666	6,568
Stockholders’ equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	—	—
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,939 and 26,631 shares issued and 26,939 and 26,617 outstanding, respectively; Class B Common Stock $0.01 par value; 60,000 shares authorized; no shares issued	266	262
Additional paid-in capital	388,217	379,673
Retained earnings	610,563	586,402
Accumulated other comprehensive income	50,042	31,105
Treasury stock, at cost	(9,722)	(8,968)
Deferred compensation expense	9,722	8,386

Total stockholders’ equity	1,049,088	996,860

Total liabilities and stockholders’ equity	$1,637,413	$1,499,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue	$101,867	$103,778	$294,186	$281,978
Costs and expenses:
Direct operating expenses	48,778	48,103	146,433	139,328
Drydock expense	9,515	5,726	23,350	15,933
General and administrative expenses	14,389	11,859	38,501	34,192
Depreciation and amortization	14,697	14,896	44,576	44,554
Impairment charge	859	—	859	—
(Gain) loss on sale of assets	(3,919)	—	(8,744)	10

Total costs and expenses	84,319	80,584	244,975	234,017

Operating income	17,548	23,194	49,211	47,961

Other income (expense):
Interest expense	(4,331)	(5,757)	(18,036)	(17,114)
Interest income	64	195	229	379
Loss on extinguishment of debt	(187)	—	(3,828)	—
Foreign currency gain (loss) and other	539	(2,803)	(474)	(2,786)

Total other expense	(3,915)	(8,365)	(22,109)	(19,521)

Income before income taxes	13,633	14,829	27,102	28,440
Income tax provision	(627)	(664)	(2,941)	(2,151)

Net income	$13,006	$14,165	$24,161	$26,289

Earnings per share:
Basic	$0.49	$0.54	$0.92	$1.01

Diluted	$0.49	$0.54	$0.92	$1.00

Weighted average shares outstanding:
Basic	26,286	25,869	26,176	25,793

Diluted	26,294	25,989	26,201	25,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$13,006	$14,165	$24,161	$26,289
Comprehensive income:
Gain on cash flow hedge(1)	149	578	1,375	1,246
Foreign currency gain (loss)	15,382	(30,148)	17,562	(5,465)

Total comprehensive income (loss)	$28,537	$(15,405)	$43,098	$22,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Net of income tax expense of $0.1 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.6 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(In thousands)

	Common Stock	Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen - sation Expense	Total Stockholders’ Equity
					Shares	Share Value
Balance at December 31, 2011	$262	$379,673	$586,402	$31,105	(295)	$(8,968)	$8,386	$996,860
Net income	—	—	24,161	—	—	—	—	24,161
Issuance of common stock	2	6,116	—	—	—	—	—	6,118
Exercise of stock options	2	2,396	—	—	—	—	—	2,398
Deferred compensation plan	—	32	—	—	(19)	(754)	1,336	614
Unrealized loss on hedges	—	—	—	1,375	—	—	—	1,375
Translation adjustment	—	—	—	17,562	—	—	—	17,562

Balance at September 30, 2012	$266	$388,217	$610,563	$50,042	(314)	$(9,722)	$9,722	$1,049,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$24,161	$26,289
Adjustments to reconcile net income from operations to net cash provided by operations:
Depreciation and amortization	44,576	44,554
(Gain) loss on sale of assets	(8,744)	10
Impairment charge	859	—
Stock-based compensation	5,530	4,556
Amortization of deferred financing costs	2,390	1,260
Loss on extinguishment of debt	1,554	—
Provision for doubtful accounts receivable, net of write-offs	(59)	(133)
Deferred income tax benefit	(1,448)	(314)
Foreign currency transaction loss	681	2,433
Change in operating assets and liabilities:
Accounts receivable	(7,792)	(15,541)
Prepaids and other	(3,064)	(383)
Accounts payable	4,758	1,040
Other accrued liabilities and other	1,763	(9,576)

Net cash provided by operating activities	65,165	54,195
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(105,491)	(15,002)
Deposits held in escrow	(52,390)	—
Proceeds from disposition of vessels and equipment	40,565	—

Net cash used in investing activities	(117,316)	(15,002)
Cash flows from financing activities:
Proceeds from issue of 6.375% Senior Notes	300,000	—
Repayment of 7.75% Senior Notes	(160,000)	—
Repayments of secured credit facility	(101,667)	(35,000)
Borrowings under revolving loan facility, net	44,005	10,000
Debt issuance costs	(11,706)	—
Debt extinguishment cost	(2,274)	—
Proceeds from exercise of stock options	2,398	911
Proceeds from issuance of stock	595	521

Net cash provided by (used in) financing activities	71,351	(23,568)
Effect of exchange rate changes on cash	976	146

Net increase in cash and cash equivalents	20,176	15,771
Cash and cash equivalents at beginning of the period	128,817	97,195

Cash and cash equivalents at end of period	$148,993	$112,966

Supplemental cash flow information:
Interest paid, net of interest capitalized	$18,111	$19,218
Income taxes paid, net	3,112	4,485

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Income:
Net income attributable to common stockholders	$13,006	$14,165	$24,161	$26,289
Undistributed income allocated to participating securities	(24)	(100)	(82)	(268)

Basic	12,982	14,065	24,079	26,021

Undistributed income allocated to participating securities	24	100	82	268
Undistributed income reallocated to participating securities	(24)	(100)	(82)	(267)

Diluted	$12,982	$14,065	$24,079	$26,022

Shares:
Basic
Weighted-average shares outstanding	26,286	25,869	26,176	25,793
Dilutive effect of stock options and restricted stock awards	8	120	25	129

Diluted	26,294	25,989	26,201	25,922

Earnings per share:
Basic	$0.49	$0.54	$0.92	$1.01
Diluted	$0.49	$0.54	$0.92	$1.00

(2) VESSEL ACQUISITIONS AND DISPOSITIONS

As of November 7, 2012, we have one vessel that is being held for sale that is not included in our fleet numbers. We assessed the value of the vessel during the third quarter and determined that the carrying value was greater than its fair value. We reduced the carrying value by $0.9 million which is included in our income statement as an impairment charge.

In January 2012, we purchased a vessel for operation in the Americas region for $22.5 million. During 2012, we sold five vessels that were operating in our Americas region and recognized combined gains of $8.7 million, $3.9 million of which is related to the third quarter of 2012.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSV’s”). The estimated total cost of these initial six vessels is $228.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.0 million. The first of these vessels is scheduled to be delivered in the second quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSV’s for the U.S. Gulf of Mexico at an estimated total cost of $72.0 million. We expect deliveries of these two vessels in the third and fourth quarters of 2013. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSV’s at an estimated total cost of $96.0 million.

During the quarter, we also placed $52.4 million in escrow related to the two Thoma-Sea new builds described in the table below. The amount in escrow will be drawn against as progress payments become due. The amount held in escrow is segregated from cash and cash equivalents and is presented in long-term assets on the September 30, 2012 balance sheet.

The following tables illustrate the details of the vessels under construction, the vessels acquired, the vessels disposed of and the vessels classified as held for sale as indicated.

Vessels Under Construction as of November 8, 2012
			Expected	Length			Expected
Construction Yard	Region	Type(1)	Delivery	(feet)	BHP(2) DWT(3)		Cost
							(millions)
Remontowa	N. Sea	LgPSV	Q2 2013	291	9120	5100	$37.0
Remontowa	N. Sea	LgPSV	Q3 2013	291	9120	5100	$37.0
Remontowa	N. Sea	LgPSV	Q3 2013	260	9120	4000	$34.0
Rosetti Marino	N. Sea	LgPSV	Q4 2013	246	7483	3000	$31.0
Rosetti Marino	N. Sea	LgPSV	Q1 2014	246	7483	3000	$31.0
Simek	N. Sea	LgPSV	Q2 2013	304	11265	4700	$58.0
Simek	N. Sea	LgPSV	Q4 2013	304	11265	4700	$60.0
Thoma-Sea	Americas	LgPSV	Q3 2013	271	5364	3500	$36.0
Thoma-Sea	Americas	LgPSV	Q4 2013	271	5364	3500	$36.0
BAE Systems	Americas	LgPSV	Q4 2014	286	8160	5300	$48.0
BAE Systems	Americas	LgPSV	Q1 2015	286	8160	5300	$48.0

Note: Final cost may differ due to foreign currency fluctuations

Vessels Acquired Since December 31, 2011
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired
Thomas Wainwright	Americas	LgPSV	2010	242	4,200	2,700	Jan-12

Vessels Disposed of Since December 31, 2011
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed
Bluefin	Americas	Crew	2008	165	7,200	337	Jan-12
Sailfish	Americas	Crew	2007	176	7,200	307	May-12
Swordfish	Americas	Crew	2009	176	7,200	307	May-12
Albacore	Americas	Crew	2008	165	7,200	337	Jul-12
Blacktip	Americas	FSV	2009	181	7,200	543	Aug-12

Vessels Held for Sale as of September 30, 2012 (Laid Up)
			Year	Length
Vessel	Region	Type(1)	Built	(feet)	BHP(2)	DWT(3)
Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350

(1) LgPSV—Large Platform Supply Vessel
PSV—Platform Supply Vessel
SpV—Specialty Vessel
Crew—Crewboat
(2) BHP—Brake Horsepower
(3) DWT—Deadweight Tons

Interest is capitalized in connection with the construction of vessels. During the three and nine month periods ended September 30, 2012, $1.6 million and $3.4 million of interest, respectively, was capitalized. We did not capitalize any interest during the three or nine month periods ended September 30, 2011.

(3) LONG-TERM DEBT

Our long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Senior Notes Due 2022	$300,000	$—
Multicurrency Facility Agreement	50,000	—
Facility Agreement	40,000	141,667
Senior Notes Due 2014	—	160,000
Secured Reducing Revolving Loan Facility	—	6,000

	390,000	307,667

Less: Current maturities of long-term debt	—	(1,667)
Debt discount, net	—	(170)

Total	$390,000	$305,830

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2012	$—
2013	—
2014	40,000
2015	—
2016	—
Thereafter	350,000

Total	$390,000

Senior Notes – Due 2022

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes (“Senior Notes”) due 2022. The Senior Notes pay interest semi-annually on March 15 and September 15, commencing September 15, 2012. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date. In conjunction with the Senior Note offering, we incurred $7.6 million in debt issuance cost which is included in our balance sheet under deferred costs and other assets and will be amortized into interest cost over the life of the Senior Notes. We used the proceeds from the issuance of the Senior Notes to repay amounts outstanding under the Old Notes and under the Facility Agreement, as described below. In conjunction with the retirement of the Old Notes and the repayment of a substantial portion of the Facility Agreement, we recognized a loss on extinguishment of debt of $3.6 million.

At September 30, 2012, the fair value of the Senior Notes, based on quoted market prices, was approximately $309.0 million, compared to a carrying amount of $300.0 million.

Multicurrency Facility Agreement

On September 21, 2012, we entered into a Multicurrency Facility Agreement (the “Multicurrency Facility Agreement”) among the Company, as guarantor, an indirect wholly-owned subsidiary of the Company, as borrower (the “Borrower”), and a group of financial institutions as lenders (the “Lenders”). The Multicurrency Facility Agreement has a scheduled maturity date of September 21, 2017 and commits the Lenders to provide loans up to an aggregate principal amount of $150.0 million at any one time outstanding, subject to certain terms and conditions. Loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. In addition, the Multicurrency Facility Agreement provides for loans to be made in currencies other than U.S. Dollars with approval of the Lenders. We paid fees to the arrangers, the agent and the security trustee totaling $2.7 million which will be amortized into interest cost over the life of the Multicurrency Facility Agreement.

The Multicurrency Facility Agreement is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement also secures all of the Borrower’s obligations under certain hedging agreements between the Borrower and any Lender or other hedge counterparty party to the Multicurrency Facility Agreement.

The Company unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee also covers obligations of the Borrower arising under the hedging arrangements described above.

Secured Reducing Revolving Loan Facility

Prior to September 21, 2012, we had a $175.0 million ($145.0 million borrowing capacity) Secured Reducing Revolving Loan Facility with a syndicate of financial institutions. The facility was to mature in 2013 and the maximum availability reduced in increments of $15.0 million every six months beginning in December 2011, with a final reduction of $130.0 million in June 2013. Security for the facility was provided by first priority mortgages on certain vessels. The interest rate ranged from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. The Secured Reducing Revolving Loan Facility was subject to financial covenants. In connection with the finalization of the Multicurrency Facility Agreement, we terminated the Secured Reducing Revolving Credit Facility and recorded a $0.2 million loss on extinguishment of debt.

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

We used a portion of the net proceeds of the Senior Notes to repay $100.0 million of the indebtedness outstanding related to the Facility Agreement. At September 30, 2012, we were in compliance with all covenants, and had $40.0 million borrowed under the Facility Agreement. At September 30, 2012, the fair value of borrowings under this facility is considered to approximate book value as the interest is at market rates.

Senior Notes – Due 2014

On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes (the “Old Notes”) due July 2014. On February 27, 2012, we commenced a tender offer to purchase all of our outstanding Old Notes. In conjunction with the tender offer, we solicited consents to eliminate most of the covenants, certain events of default applicable to the Old Notes and certain other provisions contained in the indenture governing the Old Notes. On March 12, 2012, we funded the tender offer with $80.3 million of the proceeds of the new Senior Notes. On April 2, 2012, we redeemed the remainder of the Old Notes with $79.7 million. At September 30, 2012, we had no amount outstanding under the Old Notes.

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

In late 2011, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of September 30, 2012 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges related to payments under our new-build vessel construction programs and are highly effective, as the terms of the forward contracts approximate the purchase commitments under the related contracts. Any gains or losses resulting from changes in fair value are recognized in construction-in-progress related to the vessel under construction. As of September 30, 2012, we had open foreign currency forward contracts hedging British Pound exposure to 67 million in Euro denominated contract payments due at varying times from October 2012 through July 2013.

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

On February 27, 2012, we announced our intent to issue the new Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under the Old Notes and the Facility Agreement and as a result we no longer have forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated OCI are released and charged or credited to the underlying expense, in this case interest expense. At September 30, 2012, we had paid down $100.0 million of the $140.0 million outstanding under the Facility Agreement with proceeds from the new Senior Notes. We allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated OCI to the remaining $40.0 million of Facility Agreement debt. This balance is being amortized to interest expense over the remaining life of the interest rate swap which matures December 31, 2012. We have determined that, based upon current market conditions and other factors, liquidation of the interest rate swap is not economically beneficial at this time and additional future losses are limited. Accordingly, we have elected to retain and hold this interest rate swap at this time. Since it no longer qualifies as a cash flow hedge, it is considered a derivative with no hedging designation. Changes in fair value of the swap are included in earnings in the period of the change. For the three months and nine months ended September 30, 2012, insignificant losses were recorded related to this derivative.

Early Hedge Settlement

During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of the contracts at the date of settlement. The forecasted payments associated with these settled swaps are related to the Facility Agreement. For reasons discussed above, we reclassified $0.3 million from accumulated OCI as the forecasted transaction was reduced below $100.0 million to $40.0 million. Insignificant unrecognized losses are recorded as of September 30, 2012 in accumulated OCI related to these interest rate swap contracts. This balance will be amortized into interest expense through December 31, 2012 when the interest rate swap expires based on forecasted payments as of the settlement date.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate swap		$—		$—	Fair value of derivative	$987	Fair value of derivative	$3,530
Foreign currency forwards		1,148		—	Foreign currency forwards	1,149		—

		$1,148		$—		$2,136		$3,530

The following tables quantify the amount of gain or loss recognized during the quarters ended September 30, and identify the consolidated statement of operations location:

			Location of Loss	Amount of Loss
	Amount of Loss		Reclassified from	Reclassified from
Derivatives in cash flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
hedging relationships	Derivative		Income	Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swaps	$176	$(697)	Interest expense	$3,142	$(2,385)

	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swaps	$—	$(21)	Interest expense	$234	$(846)

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

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

We have a fixed-for-floating interest rate swap agreement that was entered into to fix the LIBOR interest rate component on $100.0 million of the outstanding balance on the Facility Agreement. The fixed rate component of the swap was set at 4.145% and was accounted for as a cash flow hedge. In conjunction with the issuance of the new Senior Notes in the first quarter of 2012 and the concurrent repayment of $100.0 million of the Facility Agreement debt, we de-designated hedge accounting for this swap. The consolidated balance sheet contains the derivative value within short term liabilities, reflecting the fair value of the interest rate swap which was $1.0 million at September 30, 2012. For the three and nine month periods ended September 30, 2012, $0.2 and $0.9 million related to this interest rate swap was reclassified from other comprehensive income to interest expense, respectively. We also reclassified an additional $1.8 million from accumulated OCI to interest expense as a result of de-designating hedge accounting during the first quarter of 2012. We expect to reclassify the remaining $0.3 million of accumulated OCI related to the interest rate swap to interest expense during the next three months. We recognize the fair value of our derivative swap as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by our counterparty as of September 30, 2012.

At September 30, 2012, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective. We recognize the fair value of our derivative liability as a Level 2 valuation. The fair value at September 30, 2012 was $1.1 million. We determined the fair value based on the contractual rate in each forward agreement and compared the contractual rate to the forward rate as provided by our counterparty as of September 30, 2012.

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedge	$—	$(1.0)	$—	$(1.0)
Fair Value Hedge	$—	$1.1	$—	$1.1
Asset Held For Sale	$—	$1.0	$—	$1.0

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedge	$—	$(3.5)	$—	$(3.5)
Asset Held For Sale	$—	$1.8	$—	$1.8

(8) NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 will not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 will not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements”. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2012
Revenue	$41,757	$17,633	$42,477	$—	$101,867
Direct operating expenses	20,938	4,147	23,693	—	48,778
Drydock expense	2,095	2,200	5,220	—	9,515
General and administrative expenses	3,743	677	2,581	7,388	14,389
Depreciation and amortization expense	4,742	2,684	6,704	567	14,697
Impairment charge	859	—	—	—	859
Gain on sale of assets	—	—	(3,919)	—	(3,919)

Operating income (loss)	$9,380	$7,925	$8,198	$(7,955)	$17,548

Quarter Ended September 30, 2011
Revenue	$49,176	$16,660	$37,942	$—	$103,778
Direct operating expenses	20,999	3,409	23,695	—	48,103
Drydock expense	2,999	2,023	704	—	5,726
General and administrative expenses	3,195	762	2,005	5,897	11,859
Depreciation and amortization expense	4,924	2,427	7,078	467	14,896

Operating income (loss)	$17,059	$8,039	$4,460	$(6,364)	$23,194

		Southeast
	North Sea	Asia	Americas	Other	Total
	(In thousands)
Nine Months Ended September 30, 2012
Revenue	$124,796	$46,899	$122,491	$—	$294,186
Direct operating expenses	61,617	12,697	72,119	—	146,433
Drydock expense	7,879	4,329	11,142	—	23,350
General and administrative expenses	10,798	2,239	7,700	17,764	38,501
Depreciation and amortization expense	14,252	7,874	20,733	1,717	44,576
Impairment charge	859	—	—	—	859
Gain on sale of assets	—	—	(8,744)	—	(8,744)

Operating income (loss)	$29,391	$19,760	$19,541	$(19,481)	$49,211

Nine Months Ended September 30, 2011
Revenue	$128,411	$47,873	$105,694	$—	$281,978
Direct operating expenses	62,440	9,158	67,730	—	139,328
Drydock expense	8,440	3,963	3,530	—	15,933
General and administrative expenses	9,118	2,197	6,204	16,673	34,192
Depreciation and amortization expense	14,681	7,309	21,316	1,248	44,554
Loss on sale of assets	—	—	10	—	10

Operating income (loss)	$33,732	$25,246	$6,904	$(17,921)	$47,961

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 85 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At November 7, 2012, our active fleet includes 69 owned vessels and 16 managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first nine months of 2012, we completed 544 drydock days, compared to 433 in the same period last year.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues by Region (000’s) (a):
North Sea Based Fleet (c)	$41,757	$49,176	$124,796	$128,411
Southeast Asia Based Fleet	17,633	16,660	46,899	47,873
Americas Based Fleet	42,477	37,942	122,491	105,694
Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$19,821	$21,358	$20,148	$19,796
Southeast Asia Based Fleet	14,844	15,063	14,448	15,177
Americas Based Fleet	17,939	14,766	16,782	14,401
Overall Utilization (a) (b):
North Sea Based Fleet	93.1%	96.5%	91.3%	92.6%
Southeast Asia Based Fleet	88.7%	87.9%	82.5%	84.7%
Americas Based Fleet	82.7%	81.5%	82.2%	78.8%
Average Owned Vessels (a) (d):
North Sea Based Fleet (c)	24.0	25.0	24.0	25.0
Southeast Asia Based Fleet	15.0	14.0	14.8	14.0
Americas Based Fleet	30.8	35.0	32.6	35.0

Total	69.8	74.0	71.4	74.0

(a)	Owned vessels.
(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c)	Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (USD) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.
(d)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2012 with the Three Months Ended September 30, 2011

For the quarter ended September 30, 2012, net income was $13.0 million, or $0.49 per diluted share on revenues of $101.9 million. For the same 2011 period, net income was $14.2 million, or $0.54 per diluted share on revenues of $103.8 million.

Our revenues for the quarter ended September 30, 2012 decreased $1.9 million or 1.8% compared to the third quarter of 2011. Overall utilization decreased from 87.8% in the prior year quarter to 87.6% in the current year quarter which negatively impacted revenue by $5.1 million. An increase in average day rates from $17,271 in the third quarter of 2011 to $17,953 in the current year quarter increased revenue by $4.4 million, which was offset by currency and capacity effects that negatively impacted revenue by $1.4 million and $0.2 million respectively.

Operating income for the period was $17.5 million compared to $23.2 million for the prior year quarter. The decrease is due primarily to the decrease in revenue, combined with higher direct operating cost, higher drydock expense and a $0.9 million impairment charge. The gain related to the sale of two vessels contributed $3.9 million to operating income. General and administrative expense was higher than the 2011 quarter by $2.5 million, due mainly to an increase in salaries and benefits related to termination costs and higher professional fees.

North Sea

Revenues in the North Sea region decreased by $7.4 million, or 15.1%, to $41.8 million in the third quarter of 2012 compared to the same period of 2011. Approximately $2.6 million of the decrease was a result of decreased day rates from $21,358 in 2011 to $19,821 in the current year quarter. In addition, the strengthening of the U.S. Dollar decreased revenue by $1.4 million. Utilization decreased from 96.5% in the third quarter of 2011 to 93.1% in the current year quarter, which decreased revenue by $2.5 million. Capacity also had a negative impact on revenue of $0.9 million, resulting from the effect of the sale of a vessel in 2011. Operating income decreased by $7.7 million compared to the prior year quarter due primarily to the decrease in revenue. Drydock expense decreased by $0.9 million and direct operating expenses increased by $0.8 million in the third quarter of 2012 compared to the prior year quarter. In the current year quarter, we also reduced the carrying value of a vessel held for sale by $0.9 million. General and administrative expense increased by $0.5 million due to mainly higher salaries and benefits.

Southeast Asia

Revenues for our Southeast Asia region increased from the prior year quarter by $1.0 million, or 5.8%, to $17.6 million. An increase in capacity in the region resulted in a $1.7 million increase in revenue as a result of the arrival of one vessel from our Americas region in the second quarter of 2012. Day rates decreased from $15,063 in the prior year quarter to $14,844 in the current quarter, which reduced revenue by $0.6 million. Utilization for the third quarter of 2012 increased from 87.9% to 88.7% in the current quarter, however due to the mix of days worked associated with vessels with lower day rates, revenue was negatively impacted by $0.1 million. Operating income for the region was $7.9 million in the third quarter of 2012 compared to $8.0 million in the prior year quarter. The revenue increase was offset by the increase in drydock expense and higher direct operating expense resulting from the mobilization of the vessel from our Americas region. General and administrative expense was slightly lower from the prior year quarter.

Americas

Revenues in the Americas region increased by $4.5 million, or 12.0%, to $42.5 million in the third quarter of 2012 compared to the same prior year quarter. Day rates increased by 21.5% from $14,766 in 2011 to $17,939 in the current quarter, which increased revenue by $7.6 million. Utilization for the third quarter of 2012 increased from 81.5% to 82.7%, however due to the mix of days worked associated with vessels with lower day rates, revenue was negatively impacted by $1.1 million. In addition, as a result of the departure of one vessel to our Southeast Asia region and the net effect of vessel purchases and sales during 2012 revenue decreased by $2.0 million. Operating income for the region was $8.2 million in the third quarter of 2012 compared to $4.5 million in the prior year quarter. The increase is due mainly to the increase in revenue coupled with the gain on the sale of two vessels in the region. This was offset by a $4.5 million increase in drydock expense due to higher drydock days incurred during the current year quarter. General and administrative expense increased by $0.6 million from the prior year quarter due mainly to higher salaries, benefits and professional fees.

Other

Other expense of $3.9 million in the third quarter of 2012 decreased by $4.5 million compared to the prior year quarter. The decrease was due primarily to the decrease in net interest expense of $1.3 million as a result of higher capitalized interest associated with our new build program, and a $3.3 million decrease in foreign currency losses, partially offset by an additional $0.2 million loss related to the early extinguishment of our previous revolving credit facility.

Income Taxes

Our effective tax rate for the third quarter of 2012 was 7.1% excluding unusual items. This compares to an effective tax rate of 7.6% in the third quarter of 2011, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Comparison of the Nine Months Ended September 30, 2012 with the Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012 net income was $24.2 million, or $0.92 per diluted share on revenues of $294.2 million. During the same period in 2011, net income was $26.3 million or $1.00 per diluted share, on revenues of $282.0 million.

Revenue increased $12.2 million, or 4.3%, in the 2012 period over the 2011 period due mainly to higher day rates of $17,526 in 2012 compared to $16,544 in 2011 which had a positive impact to revenue of $18.7 million. Increased capacity from the additional work day in the year coupled with the positive net effect of the purchase and sale of vessels throughout the year had a positive impact to revenue of $1.3 million. The strengthening of the U.S. Dollar negatively impacted revenue by $3.7 million. Average utilization increased from 84.6% in 2011 to 85.3% in 2012, however, the mix of days worked associated with vessels with lower day rates, reduced revenue by $4.1 million.

Operating income for the nine-month period ended September 30, 2012 was $49.2 million compared to $48.0 million in 2011. The increase is primarily due to increased revenue coupled with a cumulative $8.7 million gain on five vessel sales, offset by higher direct operating expenses, higher drydock expense and a $0.9 million impairment charge. General and administrative expense was higher by $4.3 million than the 2011 period due primarily to higher salaries and benefits related to termination costs and higher professional fees.

North Sea

North Sea revenue decreased by $3.6 million, or 2.8%, in the first nine months of 2012 compared to 2011. Utilization decreased from 92.6% in 2011 to 91.3% in 2012, negatively impacting revenue by $1.9 million. In 2011, we sold one of the older vessels which had a negative effect of $2.5 million on revenue. The increase in average day rates from $19,796 in 2011 to $20,148 in 2012, offset somewhat by the currency effects of the strengthening U.S. Dollar, positively impacted revenue by $0.8 million. Operating income decreased by $4.3 million resulting primarily from the decreased revenue as direct operating expenses were essentially flat year over year. Drydock expense increased by $0.6 million from the 2011 period due to higher drydock costs per day and we reduced the carrying value of a vessel held for sale by $0.9 million. General and administrative expense was higher by $1.7 million than the 2011 period due mainly to higher salaries and benefits.

Southeast Asia

Revenue for our Southeast Asia based fleet decreased by $1.0 million, or 2.0%, from $47.9 million in the first nine months of 2011 to $46.9 million in 2012. The decrease was attributable to a decrease in average day rates from $15,177 in 2011 to $14,448 in 2012, which decreased revenue by $1.2 million. Utilization also decreased from 84.7% in 2011 to 82.5% in the current year, negatively impacting revenue by $2.9 million. The increase in fleet size as a result of the arrival of one vessel from the Americas region in 2012 positively contributed $3.2 million to revenue. Operating income decreased from $25.2 million in 2011 to $19.8 million this year. The decrease resulted from lower revenue and higher direct operating and depreciation expense due to the arrival of the additional vessel from our Americas region. Drydock cost also increased due to higher drydock days in 2012. General and administrative expense increased slightly from the 2011 period, due mainly to higher salaries and benefits.

Americas

Our Americas region revenue increased $16.8 million, or 15.9%, from $105.7 million in 2011 to $122.5 million in 2012. The increase was largely due to the increase of 16.5% in average day rates from $14,401 in 2011 to $16,782 in 2012, contributing $15.6 million to revenue. Utilization also increased from 78.8% to 82.2% in the current year resulting in a $6.8 million increase in revenues. Capacity negatively impacted revenue by $5.6 million due to the departure of one vessel to our Southeast Asia region in the first quarter of 2012, partially offset by the net effect of vessel purchases and sales in the year. Operating income of $19.5 million is $12.6 million higher than the 2011 amount. The increase is due to the increase in revenue coupled with the gains recognized from the sale of five vessels in the region during 2012. This was offset by higher direct operating expenses, mainly crew salaries and benefits and higher drydock expense as a result of more drydock days. General and administrative expense also increased by $1.5 million due primarily to the increase in salaries and benefits and professional fees.

Other

In the nine months ended September 30, 2012, other expense totaled $22.1 million, an increase of $2.6 million from 2011. The increase was due primarily to the $3.8 million loss on the early extinguishment of the Old Notes and increased interest expense of $0.9 million due mainly to the acceleration of recognition of our unrealized losses in OCI related to interest rate swaps into earnings partially offset by higher capitalized interest. Foreign currency losses were lower by $2.3 million compared to the prior year period.

Income Taxes

Our effective tax rate for the first nine months of 2012 was 11.9% excluding unusual items. This compares to an effective tax rate of 7.9% for the first nine months of 2011. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

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

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels (“PSV”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The estimated cost of these seven PSV’s is $288.0 million. In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSV’s for the U.S. Gulf of Mexico. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSV’s. The estimated total cost of these four PSV’s is approximately $168.0 million.

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

In the third quarter of 2012, we entered into an agreement with a group of banks (“Multicurrency Facility Agreement”) that provides us with $150.0 million of borrowing capacity, secured by our Americas region vessels, through September 2017. This revolving credit line replaces our existing $175.0 million revolving credit ($145.0 million borrowing capacity) which was paid off and terminated. We borrowed $50.0 million on the line in September to fund a portion of our new build program.

In addition, we are currently in the final stages of negotiation with a group of financial institutions for a $600.0 million NOK revolving credit facility that will have similar terms as the Multicurrency Facility Agreement, however there is no assurance that we will finalize this agreement.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $33.0 million in 2012, of which we have expensed $23.4 million in the first nine months of 2012.

Net working capital at September 30, 2012, was $210.8 million. Net cash provided by operating activities was $21.2 million for the three months ended September 30, 2012. Net cash used in investing activities was $59.9 million. Net cash provided by financing activities was $40.6 million.

Net cash provided by operating activities was $65.2 million for the nine months ended September 30, 2012. Net cash used in investing activities was $117.3 million. Net cash provided by financing activities was $71.4 million.

At September 30, 2012, we had approximately $149.0 million of cash on hand and $50.0 million drawn under our Multicurrency Facility Agreement, $40.0 million outstanding under our Facility Agreement and $300.0 million outstanding on our newly issued Senior Notes. At September 30, 2012, we had approximately $100.0 million of borrowing capacity under our Multicurrency Facility Agreement.

As of September 30, 2012, approximately 84% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2011 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

We anticipate that cash on hand, future cash flow from operations for 2012, and access to our revolving credit facilities will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 41.0% of our total consolidated revenue and 53.5% of operating income for the three months ended September 30, 2012, and 42.4% of our total consolidated revenue and 59.7% of operating income for the nine months ended September 30, 2012. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD). In the third quarter of 2012, the exchange rates of GBP, NOK, Euros, BRL and SGD against the U.S. Dollar averaged as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	1 US$=		1 US$=
GBP	0.633	0.621	0.634	0.619
NOK	5.902	5.497	5.859	5.550
Euro	0.799	0.707	0.780	0.711
BRL	2.027	1.629	1.910	1.630
SGD	1.247	1.225	1.258	1.247

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

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in June 2012, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future payments for the construction of new vessels. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. There was a $1.1 million outstanding liability on these contracts at September 30, 2012. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at September 30, 2012, is $50.0 million in accumulated OCI primarily relating to the change in exchange rates at September 30, 2012 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 6.375% Senior Notes, our Facility Agreement and our Multicurrency Facility Agreement. At September 30, 2012, the fair value of the Senior Notes, based on quoted market prices, was approximately $309.0 million, compared to a carrying amount of $300.0 million. The fair value of amounts outstanding under the Facility Agreement was its carrying value, or $40.0 million, and under the Multicurrency Facility Agreement was its carrying value, or $50.0 million.

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
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: November 7, 2012

INDEX TO EXHIBITS

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.5	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of March 12, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.6	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	U.S. $150.0 million Multicurrency Facility Agreement dated September 21, 2012, between GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, the financial institutions listed in Part 2 of Schedule 1 thereto, as lenders, The Royal Bank of Scotland plc, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., as arrangers, and The Royal Bank of Scotland plc, as agent of the finance parties thereto, and as security trustee for the secured parties thereunder	Exhibit 10.1 to our current report on Form 8-K filed September 26, 2012

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.	Filed herewith