Form 10-K
period 2012-12-31
GULFMARK OFFSHORE INC
filed 2013-02-27
CIK 1030749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33607

GulfMark Offshore, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0526032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10111 Richmond Avenue, Suite 340	77042
Houston, Texas
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 963-9522

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.01 Par Value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $785,112,928, calculated by reference to the closing price of $33.11 for the registrant’s common stock on the New York Stock Exchange on that date.

Number of shares of Class A common stock outstanding as of February 25, 2013: 26,624,877

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Exhibit Index Located on Page 79

PART I

ITEMS 1. and 2. Business and Properties

GENERAL BUSINESS

The Company

GulfMark Offshore, Inc., a Delaware corporation, was incorporated in 1996. On February 24, 2010, GulfMark Offshore, Inc., (“Old GulfMark”) merged with and into its wholly owned subsidiary, New GulfMark Offshore, Inc., a Delaware corporation (‘‘New GulfMark”), pursuant to an agreement and plan of reorganization, with New GulfMark as the surviving corporation (such transaction, the “Reorganization”). The Reorganization was adopted by the stockholders and New GulfMark changed its name from “New GulfMark Offshore, Inc.” to “GulfMark Offshore, Inc”. The business, operations, assets and liabilities of New GulfMark after the Reorganization are the same as business, operations, assets and liabilities of Old GulfMark immediately prior to the Reorganization. The Reorganization was effected primarily to better position us to benefit from and adhere to U.S. maritime laws and regulations.

We provide offshore marine services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, offshore Southeast Asia and offshore in the Americas. We also contract vessels into other regions to meet our customers’ requirements. We currently operate a fleet of 78 offshore supply vessels (“OSVs”) in the following regions: 33 vessels in the North Sea, 16 vessels offshore Southeast Asia, and 29 vessels offshore the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification OSV fleets. Our owned vessels have an average age of approximately ten years.

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

Our principal executive offices are located at 10111 Richmond Avenue, Suite 340, Houston, Texas 77042, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). This annual report on Form 10-K for the year ended December 31, 2012 includes as exhibits all required Sarbanes-Oxley Act Section 302 certifications by our CEO and CFO regarding the quality of our public disclosure. In addition, our CEO certifies annually to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporation governance listing standards. Our SEC filings are available free of charge to the public over the internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Offshore Marine Services Industry Overview

Our customers employ our vessels to provide services supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms and related infrastructure, and substantially all of our revenue is derived from providing these services. This industry employs various types of OSVs that are used to transport materials, supplies and personnel, and to move and position drilling structures. Offshore marine service providers are employed by oil and natural gas companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the U.S. Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia and offshore Trinidad, the Persian Gulf, the Mediterranean Sea, offshore Russia and emerging East Africa. The industry is relatively fragmented with a combination of multi-national and regional competitors.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. The characteristics and current marketing environment in each region are discussed later in greater detail. Each of the major geographic offshore oil and natural gas production regions has unique characteristics that influence the economics of exploration and production and, consequently, the market demand for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs, vessel suitability and cabotage restrict migration of some vessels between regions. This is most notable in the North Sea, where vessel design requirements dictated by the harsh operating environment restrict relocation of vessels into that market and in the U.S. Gulf of Mexico, where entry into the market is subject to the Jones Act restrictions. Conversely, these same design characteristics make North Sea capable vessels unsuitable for other areas where draft restrictions and, to a lesser degree, higher operating costs, restrict migration.

WORLDWIDE FLEET

In addition to the vessels we own, we manage a number of vessels for third-party owners, providing support services ranging from chartering assistance to full operational management. Although these managed vessels provide limited direct financial contribution, the added market presence can provide a competitive advantage for the manager. The following table summarizes the overall owned, managed and total fleet changes since December 31, 2011:

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2011	73	17	90

New-Build Program	—	—	—
Vessel Additions	2	0	2
Vessel Dispositions	(5)	(4)	(9)

December 31, 2012	70	13	83

New-Build Program	—	—	—
Vessel Additions	—	—	—
Vessel Dispositions	—	(5)	(5)

February 25, 2013	70	8	78

Vessel Classifications

Offshore supply vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are not rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:

•

Anchor Handling, Towing and Support Vessels (“AHTSs”) are used to set anchors for drilling rigs and to tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower, or BHP, are referred to as small AHTSs (“SmAHTSs”) while AHTSs in excess of 10,000 BHP are referred to as large AHTSs (“LgAHTSs”). The most powerful North Sea class AHTSs have upwards of 25,000 BHP. All of our AHTSs can also function as PSVs.

•

Platform Supply Vessels (“PSVs”) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore supply vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150 to 200 feet. Large PSVs (“LgPSVs”) typically range up to 300 feet in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of servicing construction support.

•

Fast Supply or Crew Vessels (“FSVs/Crewboat”) transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build) are typically 100 to 120 feet in length, and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130 to 185 feet in length, and can be longer with greater cargo carrying capacities. Vessels in the larger category are also called fast supply vessels. They are used primarily to transport cargo on a time-sensitive basis.

•

Specialty Vessels (“SpVs”) generally have special features to meet the requirements of specific jobs. The special features can include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading (FPSOs); diving operations; remotely operated vehicles (“ROVs”); survey operations and seismic data gathering; as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions.

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

•	Utility Vessels are typically 90 to 150 feet in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions.

The following table summarizes our owned vessel fleet by classification and by region as February 25, 2013:

Owned Vessels by Classification
	AHTS		PSV		FSV/Crewboat
Region	AHTS	SmAHTS	LgPSV	PSV	FSV	Crew	SpV	Total
North Sea	3	—	21	—	—	—	1	25
Southeast Asia	9	3	3	1	—	—	—	16
Americas	2	—	18	5	3	0	1	29

	14	3	42	6	3	0	2	70

Vessel Construction / Acquisitions / Divestitures

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six PSVs. The estimated total cost of these initial six vessels is $228.0 million. In late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.0 million. The first of these vessels is scheduled to be delivered in the second quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico at an estimated total cost of $72.0 million. We expect deliveries of these two vessels in the third and fourth quarters of 2013. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs at an estimated total cost of $96.0 million. We expect delivery of these vessels in the third quarter of 2014 and the first quarter of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds (U.S. flagged PSVs) described in the table below. Progress payments will be drawn from escrow as they become due. The amount held in escrow, $47.0 million at December 31, 2012, is segregated from cash and cash equivalents and is presented in long-term assets on the December 31, 2012 balance sheet.

We did not take delivery of any new-build vessels in 2012. In the first quarter of 2012, we purchased a vessel for operation in the Americas region for a total price of $22.5 million. In the fourth quarter of 2012, we purchased a vessel for operation in the North Sea region for a total price of $28.6 million.

During 2012, we sold four crew boats and one fast supply vessel previously operating in our Americas region for an aggregate price of $40.6 million. Prior to December 31, 2012, we had one vessel that was held for sale and not included in our active fleet numbers. In January 2013, we sold this vessel for a sale price of $0.7 million. As of February 25, 2013, we did not have any vessels classified as held for sale.

The following tables illustrate the details of the vessels under construction, the vessels acquired and vessels disposed of:

Vessels Under Construction as of December 31, 2012
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Remontowa	N. Sea	LgPSV	Q2 2013	292	9,574	5,100	$37.0
Remontowa	N. Sea	LgPSV	Q3 2013	292	9,574	5,100	37.0
Remontowa	N. Sea	LgPSV	Q3 2013	261	9,574	4,000	34.0
Rosetti Marino	N. Sea	LgPSV	Q4 2013	246	8,457	3,000	31.0
Rosetti Marino	N. Sea	LgPSV	Q1 2014	246	8,457	3,000	31.0
Simek	N. Sea	LgPSV	Q2 2013	304	11,935	4,700	58.0
Simek	N. Sea	LgPSV	Q4 2013	304	11,935	4,700	60.0
Thoma-Sea	Americas	LgPSV	Q3 2013	271	9,990	3,600	36.0
Thoma-Sea	Americas	LgPSV	Q4 2013	271	9,990	3,600	36.0
BAE Systems	Americas	LgPSV	Q3 2014	288	10,960	5,300	48.0
BAE Systems	Americas	LgPSV	Q1 2015	288	10,960	5,300	48.0

Note: Final cost may differ due to foreign currency fluctuations

Vessels Acquired Since December 31, 2011
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired
Thomas Wainwright	Americas	LgPSV	2010	242	5,472	2,700	Jan-12
F.D. Invincible	North Sea	LgPSV	2006	236	5,450	3,200	Nov-12

Vessels Disposed of Since December 31, 2011
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed
Bluefin	Americas	Crew	2008	165	7,200	337	Jan-12
Sailfish	Americas	Crew	2007	176	7,200	307	May-12
Swordfish	Americas	Crew	2009	176	7,200	307	May-12
Albacore	Americas	Crew	2008	165	7,200	337	Jul-12
Blacktip	Americas	FSV	2009	181	7,200	543	Aug-12
Clwyd Supporter	North Sea	SpV	1984	266	10,700	1,350	Jan-13

(1)	LgPSV - Large Platform Supply Vessel
PSV	- Platform Supply Vessel
FSV	- Fast Vessel Supply
SpV	- Specialty Vessel
Crew	- Crewboat
(2)	BHP - Brake Horsepower
(3)	DWT - Deadweight Tons

Maintenance of Our Vessels and Drydocking Obligations

In addition to repairs, we are required to make expenditures for the certification and maintenance of our vessels, and those expenditures typically increase with age. The demands of the market, the expiration of existing contracts, the start of new contracts, and customer preferences influence the timing of drydocks. Our drydocking expenditures for 2012 totaled $33.3 million. We anticipate approximately $25.5 million in drydocking expenditures in 2013. We had 35 drydocks in 2012 and anticipate 27 drydocks in 2013.

Vessel Listing

Currently, we operate a fleet of 78 vessels. Of these vessels, 70 are owned by us (see table below, which excludes the 8 vessels we manage for other owners).

Owned Vessel Fleet
Vessel	Region	Type (a)	Year Built	Length (feet)	BHP (b)	DWT (c)	Flag
Highland Bugler	N. Sea	LgPSV	2002	221	5,450	3,115	UK
Highland Champion	N. Sea	LgPSV	1979	265	4,800	3,910	UK
Highland Citadel	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Eagle	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Fortress	N. Sea	LgPSV	2001	236	5,450	3,200	Malta
Highland Monarch	N. Sea	LgPSV	2003	221	5,450	3,115	UK
Highland Navigator	N. Sea	LgPSV	2002	275	9,600	4,250	Malta
Highland Prestige	N. Sea	LgPSV	2007	284	10,767	4,993	UK
Highland Pride	N. Sea	LgPSV	1992	265	6,600	3,080	UK
Highland Rover(d)	N. Sea	LgPSV	1998	236	5,450	3,200	Malta
Highland Star	N. Sea	LgPSV	1991	265	6,600	3,075	UK
North Challenger	N. Sea	LgPSV	1997	221	5,450	3,115	Norway
North Mariner	N. Sea	LgPSV	2002	275	9,600	4,400	Norway
North Promise	N. Sea	LgPSV	2007	284	10,767	4,993	Norway
North Stream	N. Sea	LgPSV	1998	276	9,600	4,585	Norway
North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Norway
North Vanguard	N. Sea	LgPSV	1990	265	6,600	4,000	Norway
North Purpose	N. Sea	LgPSV	2010	284	10,738	4,850	Norway
Highland Trader	N. Sea	LgPSV	1996	221	5,450	3,115	UK
Highland Courage	N. Sea	AHTS	2002	260	16,320	2,750	UK
Highland Valour	N. Sea	AHTS	2003	260	16,320	2,750	UK
Highland Endurance	N. Sea	AHTS	2003	260	16,320	2,750	UK
Highland Prince	N. Sea	LgPSV	2009	284	10,738	4,850	UK
Highland Spirit	N. Sea	SpV	1998	202	6,000	1,800	UK
F.D. Invincible	N. Sea	LgPSV	2006	236	5,450	3,200	UK

Highland Guide	SEA	LgPSV	1999	218	4,640	2,800	Panama
Highland Legend	SEA	PSV	1986	194	3,600	1,442	Panama
Highland Drummer	SEA	LgPSV	1997	221	5,450	3,115	Panama
Highland Piper	SEA	LgPSV	1996	221	5,450	2,700	Panama
Sea Apache	SEA	AHTS	2008	250	10,700	2,700	Panama
Sea Cheyenne	SEA	AHTS	2007	250	10,700	2,700	Panama
Sea Guardian	SEA	SmAHTS	2006	191	5,150	1,500	Panama
Sea Intrepid	SEA	SmAHTS	2005	191	5,150	1,500	Panama
Sea Sovereign	SEA	SmAHTS	2006	230	5,500	1,800	Panama
Sea Supporter	SEA	AHTS	2007	225	7,954	2,360	Panama
Sea Choctaw	SEA	AHTS	2008	250	10,700	2,700	Panama
Sea Kiowa	SEA	AHTS	2008	250	10,700	2,700	Panama
Sea Cherokee	SEA	AHTS	2009	250	10,700	2,700	Panama
Sea Comanche	SEA	AHTS	2009	250	10,700	2,700	Panama
Sea Valiant	SEA	AHTS	2010	213	10,188	2,301	Panama
Sea Victor	SEA	AHTS	2010	213	10,188	2,301	Panama

Austral Abrolhos(e)	Americas	SpV	2004	215	7,100	2,000	Brazil
Highland Scout	Americas	LgPSV	1999	218	4,640	2,800	Panama
Highland Warrior	Americas	LgPSV	1981	265	5,300	2,450	Panama
Coloso	Americas	AHTS	2005	199	5,916	1,674	Mexico
Titan	Americas	AHTS	2005	199	5,916	1,674	Mexico

Owned Vessel Fleet
Vessel	Region	Type (a)	Year Built	Length (feet)	BHP (b)	DWT (c)	Flag
Orleans	Americas	LgPSV	2004	210	6,342	2,586	USA
Bourbon	Americas	LgPSV	2004	210	6,342	2,586	USA
Royal	Americas	LgPSV	2004	210	6,342	2,586	USA
Chartres	Americas	LgPSV	2004	210	6,342	2,586	USA
Iberville	Americas	LgPSV	2004	210	6,342	2,586	USA
Bienville	Americas	LgPSV	2005	210	6,342	2,586	USA
Conti	Americas	LgPSV	2005	210	6,342	2,586	USA
St. Louis	Americas	LgPSV	2005	210	6,342	2,586	USA
Toulouse	Americas	LgPSV	2005	210	6,342	2,586	USA
Esplanade	Americas	LgPSV	2005	210	6,342	2,586	USA
First and Ten	Americas	PSV	2007	190	3,894	1,860	USA
Double Eagle	Americas	PSV	2007	190	3,894	1,860	USA
Triple Play	Americas	PSV	2007	190	3,894	1,860	USA
Grand Slam	Americas	LgPSV	2007	225	3,894	2,371	USA
Slam Dunk	Americas	LgPSV	2008	225	3,894	2,371	USA
Touchdown	Americas	PSV	2008	190	3,894	1,860	USA
Hat Trick	Americas	PSV	2008	190	3,894	1,860	USA
Jermaine Gibson	Americas	LgPSV	2008	225	3,894	2,371	USA
Homerun	Americas	LgPSV	2008	225	3,894	2,371	USA
Knockout	Americas	LgPSV	2008	225	3,894	2,371	USA
Hammerhead	Americas	FSV	2008	181	7,200	543	USA
Mako	Americas	FSV	2008	181	7,200	543	USA
Tiger	Americas	FSV	2009	181	7,200	543	USA
Thomas Wainwright	Americas	LgPSV	2010	242	5,472	2,700	USA

The table above does not include the managed vessels.

(a)	Legend: LgPSV - Large platform supply vessel

PSV - Platform supply vessel

AHTS - Anchor handling, towing and supply vessel

SmAHTS - Small anchor handling, towing and supply vessel

SpV - Specialty vessel, including towing and oil spill response

FSV - Fast Supply Vessel

(b)	Brake horsepower.

(c)	Deadweight tons.

(d)	The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2007 and amended in 2008. The charterer may purchase the vessel based on a stipulated formula on each of April 1, 2015 and October 1, 2016 provided 120 days notice has been given by the charterer.

(e)	The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates April 29, 2016, at a purchase price in the first year of approximately $26.8 million declining to an adjusted purchase price of approximately $12.9 million in the thirteenth year.

OPERATING SEGMENTS

The North Sea Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2011	24	16	40

New-Build Program	—	—	—
Vessel Additions	1	—	1
Vessel Dispositions	—	(4)	(4)
Regional Transfers	—	—	—

December 31, 2012	25	12	37

New-Build Program	—	—	—
Vessel Additions	—	—	—
Vessel Dispositions	—	(4)	(4)

February 25, 2013	25	8	33

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

Exploration and development spending in the North Sea region increased in 2012 and is expected to continue to rise in 2013, increasing offshore drilling and subsea construction activity and demand for vessel services in this region.

The Southeast Asia Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2011	14	1	15

New-Build Program	—	—	—
Vessel Additions	—	—	—
Vessel Dispositions	—	—	—
Regional Transfers	2	—	2

December 31, 2012	16	1	17

New-Build Program	—	—	—
Vessel Additions	—	—	—
Vessel Dispositions	—	(1)	(1)

February 25, 2013	16	0	16

Market and Segment Overview

The Southeast Asia market is defined as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China, then south to Australia and east to the Pacific Islands. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand, Australia, New Zealand, Bangladesh, Timor-Leste, Papua New Guinea and Vietnam. Traditionally, the design requirements for vessels in this market were generally similar to the requirements of the shallow water U.S. Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand and the technical requirements for vessels. All vessels based out of the region are supported through our primary onshore bases in Singapore and Malaysia.

Southeast Asia’s competitive environment is broadly characterized by a large number of small companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations with local companies are generally necessary to maintain a viable marketing presence. Our management has been involved in the region since for many years and we currently maintain long-standing business relationships with a number of local companies.

Market Development

Vessels in this market are often smaller than those operating in areas such as the North Sea. However, the varying weather conditions, annual monsoons, severe typhoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete, each suited for a particular set of operating parameters. Vessels designed for the U.S. Gulf of Mexico and other areas, where moderate weather conditions prevail, have historically made up the bulk of the vessels in the Southeast Asia market. Demand for larger, newer and higher specification vessels has developed in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels. During the last five years, we have sold 11 of our older vessels serving Southeast Asia and have taken delivery of 12 new-builds significantly decreasing the age of our fleet and increasing our capabilities. During 2012, we added two vessels to the Southeast Asia fleet that were transferred from our Americas region.

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

The Americas Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2011	35	0	35

New-Build Program	—	—	—
Vessel Additions	1	—	1
Vessel Dispositions	(5)	—	(5)
Regional Transfers	(2)	—	(2)

December 31, 2012	29	0	29

New-Build Program	—	—	—
Vessel Additions	—	—	—
Vessel Dispositions	—	—	—

February 25, 2013	29	0	29

Market and Segment Overview

We define the Americas market as offshore North, Central and South America, specifically including the United States, Mexico, Trinidad and Brazil. All vessels based in the Americas are supported from our onshore bases in Louisiana, Trinidad, Brazil, and Mexico.

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

In April 2010, a catastrophic fire and explosion sank a deepwater drilling rig and precipitated a major oil spill in the U.S. Gulf of Mexico (the “Macondo Incident”). Immediately thereafter, a drilling moratorium effectively shut down drilling in the U.S. Gulf of Mexico. As a result of the Macondo Incident and subsequent drilling moratorium, we transferred nine vessels in total to Brazil, Mexico and Trinidad to work on long term contracts. Although the cleanup was largely completed in August 2010 and the moratorium was officially lifted in October 2010, drilling activity began to recover slowly through early 2012. It has steadily improved since then as the pace of drilling permit approvals has continued to improve compared to 2011 and 2010. We believe we are now in the early stages of a period of growth in offshore activity in the U.S. Gulf of Mexico. This increased drilling activity has allowed us to mobilize four of the vessels sent to other Americas region locations back to the U.S. Gulf of Mexico, where they are currently on contract.

In general, the U.S. Gulf of Mexico remains a protected market. United States law requires that all vessels engaged in Coastwise Trade in the U.S. (which includes vessels servicing rigs and platforms in U.S. waters within the Exclusive Economic Zone), must be owned and managed by U.S. citizens, and be built in and registered under the laws of the United States. “Coastwise Trade”, as defined under the U.S. maritime and vessel documentation laws commonly referred to as the Jones Act, allows only those vessels that are owned and managed by U.S. citizens (as determined by those laws) and built in and registered under the laws of the United States to transport merchandise and passengers for hire between points in U.S. territorial waters.

Brazil

The Brazilian government presently permits private investment in the petroleum business and the early bid rounds for certain offshore concessions resulted in extensive commitments by major international oil companies and consortia of independents, many of whom have explored and are likely to continue to explore the offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTSs and PSVs in support of the drilling and exploration activities that has been met primarily from mobilization of vessels from other regions. Petrobras, the Brazilian national oil company, as well as several international independents, continue to expand operations and announce discoveries. This expansion has created additional demand for offshore supply vessels in the area and in 2010, we transferred four vessels from the U.S. Gulf of Mexico to work in Brazil under long term contracts. Recent political developments in Brazil have increased regulatory uncertainty, resulting in increased costs and regulatory challenges. As a result, in 2012, we mobilized two vessels out of Brazil to Southeast Asia as they completed their contracts. Looking forward, however, we expect continued growth in Brazil and we will continue to evaluate future work in the area while being selective in bidding OSV opportunities as they develop.

We currently operate seven vessels in Brazil, including a Brazilian built and flagged vessel. We have four PSVs, two LgPSVs and one SpV operating in the area under contracts of varying lengths.

Mexico

Since 2005, we have operated two AHTSs offshore Mexico on long-term contracts with Pemex, Mexico’s national oil company. In addition, during the past three years, we have moved various vessels into and out of the area from the U.S. Gulf of Mexico on long term contracts with Pemex. Mexico is potentially a large market for expanded deepwater activity, provided the government can develop a methodology for operations with non-Mexican international oil companies that works within its constitutional constraints. We will continue to actively bid into the area when opportunities arise.

Trinidad

In Trinidad, we have two LgPSVs and one FSV on term charters. During 2010, after the Macondo Incident and continuing into 2011, we mobilized four vessels into the area from the U.S. Gulf of Mexico as described above. During 2012, we mobilized several vessels whose contracts had expired back to the U.S. Gulf of Mexico. Given recent licensing and exploration activity in nearby locations, including Suriname and Guyana, we anticipate OSVs operating from a Trinidad base for the foreseeable future.

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

Fleet Availability

A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract and revenue backlog as of February 25, 2013 and February 22, 2012:

	As of February 25, 2013		As of February 22, 2012
	2013	2014	2012	2013
	Vessel Days	Vessel Days	Vessel Days	Vessel Days
North Sea	57.3%	35.9%	68.0%	53.1%
Southeast Asia	33.0%	14.6%	41.3%	14.7%
Americas	48.1%	23.8%	32.3%	15.0%

Overall Fleet	48.2%	26.7%	44.0%	24.7%

Revenue backlog (in thousands)	$480,714		$463,000

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

Customers, Contract Terms and Competition

Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and natural gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and natural gas companies and foreign government organizations. Generally, our contracts are industry standard time charters for periods ranging from a few days or months up to ten years. Contract terms vary and often are similar within geographic regions with certain contracts containing cancellation provisions and others containing non-cancellable provisions except for unsatisfactory performance by the vessel. For the year ended December 31, 2012, we had revenue from Anadarko Petroleum Corporation in our Americas region and Chevron Corporation primarily in our Americas region, totaling $44.4 million and $42.0 million, respectively, that each accounted for 10% or more of our total consolidated revenue. For the year ended December 31, 2011, we had revenue from Petrobras Brasileiro S.A. in our Americas region, totaling $57.0 million, which exceeded 10% of our total consolidated revenue. No single customer accounted for 10 percent or more of our total consolidated revenue for 2010.

Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea region, multi-year charters have been more common and constitute a significant portion of that market. Term charters in the Southeast Asia region have historically been less common than in the North Sea and generally less than two years in length. Recently, however, consistent with the change in the demand in the region, Southeast Asia contract periods are extending out further in time. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters”. In the Americas, particularly in the U.S. Gulf of Mexico, charters vary in length from short term to multi-year periods, many with thirty day cancellation clauses. In Brazil, Mexico and Trinidad contracts are generally multi-year term contracts with limited cancellation provisions. We also have other contracts containing non-cancelable provisions except for unsatisfactory vessel performance. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to a particular customer.

Bareboat charters are contracts for vessels, generally for a term in excess of one year, where the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. Currently, we have no third party bareboat chartered vessels in our fleet.

Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Currently, we have 8 vessels under management.

Substantially all of our charters are fixed in British Pounds, or GBP; Norwegian Kroner, or NOK; Euros; U.S. Dollars, Brazilian Reais, or BRL; or Singapore Dollars, or SGD. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency in which its operating expenses are incurred.

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

Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Environmental laws and regulations may change in ways that substantially increase costs, or impose additional requirements or restrictions which could adversely affect our financial condition and results of operations. We believe that we are in substantial compliance with currently applicable environmental laws and regulations.

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

Employees

We have approximately 1,850 employees located principally in the United States, the United Kingdom, Norway, Southeast Asia, and Brazil. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for approximately 950 contract crew members, approximately 51% of our labor force, who are members of two North Sea unions, under evergreen employment agreements. Wages are renegotiated annually in the second half of each year for the North Sea unions. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of those collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

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

We maintain insurance coverage against substantially all of the casualty and liability risks listed above, subject to deductibles and certain exclusions. We have renewed our primary insurance program for the insurance year 2013-2014. We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, or that it will be adequate to cover future claims that may arise.

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

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, dividend payments, stock repurchases, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, discontinue dividend payments and/or stock repurchase plans, or sell assets, seek additional capital or restructure or refinance our indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. Our facilities agreements and the indenture governing our Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Changes in market conditions may impact any stock repurchases.

To the extent we engage in stock repurchases, such activity is subject to market conditions, such as the trading prices for our stock, as well as the terms of any stock purchase plans intended to comply with Rule 10b5-1 or Rule 10b-18 of the Exchange Act. Management, in its discretion, may engage in or discontinue stock repurchases at any time.

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

For example, our North Sea operations based in the U.K. and Norway have special tax incentives for qualified shipping operations, commonly referred to as tonnage tax, which provides for a tax based on the net tonnage capacity of qualified vessels, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. In June 2010 Norway’s Minister of Finance published revised rules related to previously enacted legislation for the taxation of pre-2007 tonnage tax profits. The revised Norwegian rules significantly reduced our tax liability on our untaxed shipping profits as of December 31, 2006. There is no guarantee that current tonnage tax regimes will not be changed or modified which could, along with any of the above mentioned factors, materially adversely affect our international operations and, consequently, our business, operating results and financial condition.

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

In addition, our reported tax expense reflects our intention to permanently reinvest a significant portion of the current earnings from our foreign operations and therefore those earnings are not subject to U.S. taxation. In the future, we may elect to decrease the portion of annual foreign earnings we intend to permanently reinvest, and, if so, this would increase our overall effective tax rate upwards towards the U.S. federal statutory rate, which is currently 35%. Although we have neither the need nor the inclination to change our current intention, if we should change our intention with regard to our prior years accumulated unremitted foreign earnings, we would recognize a charge to current earnings to reflect the effect of U.S. taxation on those prior years’ unremitted foreign earnings and that charge could be significant and material.

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

Significant cost overruns or delays in connection with our vessel construction and repair projects could adversely affect our financial condition and results of operations. Significant delays could also result, under certain circumstances, in penalties under, or the termination of, long-term contracts under which our vessels operate. The demand for vessels we construct may diminish from anticipated levels, or we may experience difficulty in acquiring new vessels or obtaining equipment to fix our older vessels due to high demand, both circumstances which may have a material adverse effect on our revenues and profitability. Recent global economic issues may increase the risk of insolvency of ship builders and ship repairers, which could adversely affect the cost of new construction and the vessel repairs and could result, under certain circumstances, in penalties under, or termination of, long-term contracts relating to vessels under construction.

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

We are subject to war, sabotage, piracy, cyber attacks and terrorism risk.

War, sabotage, pirate, cyber and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, a cyber attack or an act of piracy or terror. War or risk of war may also have an adverse effect on the economy. Insurance coverage can be difficult to obtain in areas of pirate and terrorist attacks resulting in increased costs that could continue to increase. We continually evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, cyber attacks or terrorism could also affect our ability to raise capital and could also adversely affect the oil, natural gas and power industries and restrict their future growth.

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

Prior events in the U.S. Gulf of Mexico have adversely impacted and are likely to continue to adversely impact our operations and financial condition.

The Macondo Incident in April 2010 effectively caused the cessation of drilling in the U.S. Gulf of Mexico due both to oil spill cleanup efforts and a drilling moratorium. Although the cleanup was largely completed in August 2010 and the moratorium was lifted in October 2010, drilling activity did not begin to recover until April 2012. While we believe we are in the early stages of a period of growth in offshore activity in the U.S. Gulf of Mexico, various new laws and regulations and changes in laws and regulations with respect to offshore drilling activities have affected and could affect the manner and method by which our customers are doing business in the area, which could affect our financial condition or results of operations.

Further, at this time, we cannot predict with any certainty what further impact, if any, the Macondo Incident may have on the regulation of offshore drilling activities or on the cost of insurance to cover the risks of such operations. Announced and anticipated changes in laws and regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance, and decisions by customers, governmental agencies, or other industry participants could further reduce demand for our services or increase our costs of operations. This could further increase the adverse impact on our financial condition and operating results, but we cannot reasonably or reliably estimate to what extent such changes will occur, when they will occur, or how severely they will impact us.

Although we have no knowledge of any litigation or claims against us relating to the events in the U.S. Gulf of Mexico, no assurance can be given that we will not be involved in litigation or claims in the future or that they will not have a material adverse effect on our financial condition or results of operation.

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

ITEM 4. Mine Safety Disclosures

NOT APPLICABLE

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GLF”. The following table sets forth the range of high and low sales prices for our common stock and the amount of cash dividends per share declared per share for the periods indicated:

	2012			2011
	High	Low	Dividend	High	Low	Dividend
Quarter ended March 31,	$55.20	$42.21	$0.00	$47.00	$30.30	$0.00
Quarter ended June 30,	$49.09	$30.83	$0.00	$44.79	$38.25	$0.00
Quarter ended September 30,	$38.56	$32.75	$0.00	$49.20	$32.97	$0.00
Quarter ended December 31,	$35.65	$27.61	$1.00	$45.89	$34.53	$0.00

For the period from January 1, 2013 through February 25, 2013, the range of low and high closing prices of our common stock was $33.74 to $40.59, respectively. On February 25, 2013, the closing sale price of our Class A common stock as reported by the NYSE was $37.00 per share and there were 476 stockholders of record.

Issuer Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100 million of its issued and outstanding Class A common stock. The stock may be repurchased from time to time on the open market or in privately negotiated transactions. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended December 31, 2012 are as follows:

Repurchase of Equity Securities

Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1—31	—	—	—	—
November 1—30	—	—	—	—
December 1—31	35,400	$33.93	—	—

During the period from January 1, 2013 through February 25, 2013, we repurchased 288,219 shares of common stock for an aggregate price of $10.3 million or an average price of $35.65 per share.

Dividend Program

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, commencing in the first quarter of 2013, we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2012	2011
Dividends Declared (in thousands)	$26,613	—
Dividend per share	$1.00	—

Prior to December 2012, we had not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture under which the senior notes, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” and Note 5 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 are issued, we may be restricted from declaring or paying any future dividends. Our dividend policy will be reviewed by our Board of Directors at such times as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors, financial requirements, general business conditions and other factors.

Equity incentive plan information required by this item may be found in Note 8 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 herein.

Performance Graph

The following performance graph and table compare the cumulative return on our common stock to the Dow Jones Total Market Index and the Dow Jones Oilfield Equipment and Services Index for the periods indicated. The graph assumes (i) the reinvestment of dividends, if any, and (ii) the value of the investment of our common stock and each index have been $100 at December 31, 2006.

Comparison of Cumulative Total Return

	2007	2008	2009	2010	2011	2012
GulfMark Offshore, Inc.	100	51	59	63	86	72
Dow Jones Total Market Index	100	63	79	90	90	103
Dow Jones Oilfield Equipment and Services Index	100	41	62	76	67	65

ITEM 6. Selected Consolidated Financial Data

The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Part II, Item 7.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Operating Data:
Revenue	$389,205	$381,870	$359,766	$388,871	$411,740
Direct operating expenses	198,187	182,585	170,638	166,183	143,925
Drydock expense	33,280	15,932	22,182	15,696	11,319
General and administrative expenses	54,600	45,495	44,029	43,700	40,244
Depreciation and amortization	59,722	59,586	56,959	53,044	44,300
Impairment charge	1,152	1,750	97,665	46,247	—
Gain on sale of assets	(8,741)	(2,018)	(5,095)	(5,552)	(34,811)

Operating income (loss)	51,005	78,540	(26,612)	69,553	206,763
Interest expense	(23,244)	(22,314)	(21,693)	(20,281)	(14,291)
Interest income	338	748	985	377	1,446
Loss on extinguishment of debt	(4,378)	—	—	—	—
Foreign currency gain (loss) and other	(1,779)	(2,346)	(126)	(1,153)	1,609
Income tax (provision) benefit (a)	(2,669)	(4,694)	12,701	2,087	(11,743)

Net income (loss)	$19,273	$49,934	$(34,745)	$50,583	$183,784

Amounts per common share (basic) (b):
Net income (loss)	$0.73	$1.92	$(1.36)	$1.98	$7.65

Weighted average common shares (basic)	26,208	25,828	25,519	25,151	23,737

Amounts per common share (diluted) (b):
Net income (loss)	$0.73	$1.91	$(1.36)	$1.96	$7.47

Weighted average common shares (diluted)	26,228	25,962	25,519	25,447	24,319

Statement of Cash Flows Data:
Cash provided by operating activities	$102,736	$97,471	$91,574	$171,045	$205,201
Cash used in investing activities	(198,764)	(49,408)	(53,857)	(68,199)	(186,787)
Cash provided by (used in) financing activities	150,604	(16,231)	(32,837)	(120,250)	56,754
Effect of exchange rate changes on cash	1,782	(210)	236	8,722	(14,526)
Other Data:
Adjusted EBITDA (c)	$111,879	$139,876	$128,012	$168,844	$251,063
Cash dividends per share (d)	$1.00	$—	$—	$—	$—
Total vessels in fleet as of year end (e)	78	90	88	92	94
Average number of owned or chartered vessels (f)	71.0	73.8	73.4	71.3	59.5

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$185,175	$128,817	$97,195	$92,079	$100,761
Vessels, equipment and other fixed assets, including construction in progress, net	1,305,789	1,180,548	1,194,200	1,204,416	1,169,513
Total assets	1,745,674	1,499,799	1,468,649	1,565,659	1,556,967
Long-term debt (g)	500,999	305,830	293,095	326,361	462,941
Total stockholders’ equity	1,027,882	996,860	945,957	987,468	854,843

(a)	See Note 6 to our “Consolidated Financial Statements – Income Taxes”, included in Part II, Item 8.
(b)	Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.
(c)	EBITDA is defined as net income (loss) before interest expense, interest income, income tax (benefit) provision, and depreciation, amortization and impairment. Adjusted EBITDA is calculated by adjusting EBITDA for certain items that we believe are non-cash or non-operational, consisting of: (i) cumulative effect of change in accounting principle, (ii) debt refinancing costs, (iii) loss from unconsolidated ventures, (iv) minority interests, and (v) other (income) expense, net. EBITDA and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles, or GAAP, and should not be considered as an alternative to cash flow data, a measure of liquidity or an alternative to operating income or net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP.

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

The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net income (loss)	$19,273	$49,934	$(34,745)	$50,583	$183,784
Interest expense	23,244	22,314	21,693	20,281	14,291
Interest income	(338)	(748)	(985)	(377)	(1,446)
Income tax provision (benefit)	2,669	4,694	(12,701)	(2,087)	11,743
Depreciation, amortization and impairment	60,874	61,336	154,624	99,291	44,300

EBITDA	105,722	137,530	127,886	167,691	252,672
Adjustments:
Other *	6,157	2,346	126	1,153	(1,609)

Adjusted EBITDA	$111,879	$139,876	$128,012	$168,844	$251,063

*	Includes foreign currency transaction adjustments and loss on extinguishment of debt.
(d)	In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, commencing in the first quarter of 2013, we intend to pay a recurring quarterly cash dividend of $0.25 per share.
(e)	Includes managed vessels in addition to those that are owned and chartered at the end of the applicable period (excludes vessels held for sale). See “Worldwide Fleet” in Part I, Items 1 and 2 “Business and Properties” for further information concerning our fleet.
(f)	Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned and bareboat chartered vessels only, and is adjusted for additions and dispositions occurring during each period.
(g)	Excludes current portion of long-term debt.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”. See also Part II, Item 6 “Selected Consolidated Financial Data”.

Our Strategy

Our goal is to enhance our position as a premier provider of offshore marine services by achieving higher vessel utilization rates, relatively stable growth rates and returns on investments that are superior to those of our competitors. Key elements in implementing our strategy include:

Profitably growing our business: We continually evaluate opportunities to grow our business profitably, as measured by return on capital employed. Such opportunities typically include the acquisition or construction of new OSVs that improve the age and capabilities of our fleet.

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

Managing our risk profile through chartering arrangements: We utilize various contractual arrangements in our fleet operations, including long-term charters, short-term charters, sharing arrangements and vessel pools. We believe a prudent mix of these contractual arrangements helps us reduce volatility in both charter day rates and vessel utilization, while providing us operational flexibility and opportunity to take advantage of improving market conditions.

Opportunistically selling vessels: In order to maintain a modern, technologically advanced fleet, we routinely sell older OSVs that no longer meet our fleet objectives in order to reinvest in newer vessels. Timing of vessel sales is a key attribute to obtaining the best overall sales price, and over the past seven years we have sold 23 vessels with an average age of 22 years for approximately 115% of the combined original cost of these vessels. This is well in excess of the net book value of these vessels, which reflects the depreciated value based on a 15% salvage value and an asset life of 20 to 25 years.

Maintaining a conservative financial profile: We strive to maintain a strong balance sheet with ample liquidity.

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 78 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At February 25, 2013, our active fleet includes 70 owned vessels and 8 managed vessels. In addition, we currently have 11 vessels under construction that have delivery dates ranging from second quarter 2013 through first quarter 2015.

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

In February 2010, the Norway Supreme Court ruled 2007 tax legislation to be unconstitutional retroactive taxation and we reversed our existing tonnage tax liability and received a refund of pre-2007 tonnage taxes that had been paid in 2008 and 2009, which resulted in our recording an approximately $15.0 million tax benefit in our 2010 tax provision. In June 2010, Norway’s Minister of Finance published revised rules for the taxation of pre-2007 tonnage tax profits permitting a qualified tonnage tax company to elect one of two systems, or methods, to determine and pay tax on its untaxed shipping profits as of December 31, 2006. We decided to elect the simplified tax system, which beginning in 2011 requires three equal annual installment payments of the tax that is calculated as ten percent (10%) of two-thirds of the untaxed tonnage tax profits. Under this system we recorded a $4.9 million tax provision. The net result of the 2010 Norwegian tonnage tax law changes was a $10.1 million tax benefit recorded in our 2010 tax provision. Our final liability to settle under the simplified tax system is included in our December 31, 2012 balance sheet as a $1.8 million current income tax payable.

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

U.S. foreign tax credits can be carried forward for ten years. We have $7.6 million of such foreign tax credit carryforwards that begin to expire in 2013. In 2012 we established a $3.1 million valuation allowance for certain of our foreign tax credits. We also have certain foreign net operating loss carryforwards that result in net deferred tax assets of approximately $1.2 million after valuation allowances. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be provided in the period such determination was made.

Mexico’s tax law includes a revenue based tax, which in effect is an alternative minimum tax payable to the extent that the revenue based tax exceeds the current income tax liability. The revenue based tax rate is 17.5%. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 – 30%; 2013 – 29%; and 2014 and beyond 28%. However, in December 2012 Mexico tax legislation extended the 30% rate for 2013 and delayed the rate reductions by one year.

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

See also Note 1 and Note 6 to our Consolidated Financial Statements included in Part II, Item 8.

Long-Lived Assets, Goodwill and Intangibles

Our long-lived tangible assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 2001 acquisition of Sea Truck Holding AS and the 1998 acquisition of Brovig Supply AS. Our identifiable intangible assets relate to the value assigned to customer relationships as a result of our acquisition of Rigdon Marine Corporation and Rigdon Marine Holdings, LLC, in July 2008 (the “Rigdon Acquisition”). The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually, for goodwill. In assessing goodwill for impairment, we analyze certain qualitative factors that affect the value, including goodwill, of a segment. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.

In assessing potential impairment related to our long-lived assets, the assets’ carrying values are compared with undiscounted expected future cash flows. If the carrying value of any long-lived asset is greater than the related undiscounted expected future cash flows, we measure impairment by comparing the fair value of the asset with its carrying value.

At least annually, we assess whether goodwill is impaired based on certain qualitative factors. If those factors indicate that it is more likely than not that impairment of goodwill has occurred, we will proceed to step one of the goodwill impairment process. Under step one, we assess whether impairment exists by comparing the fair value of each reporting unit to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting unit.

We had classified one of our North Sea vessels as an asset held for sale. In the fourth quarter of 2011, we determined that the carrying value of this asset was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.8 million. During 2012, we reduced the carrying value of this asset by an additional $1.2 million. These amounts were based on third party appraisals and sales agreements and are included in our results of operations as impairment charges. We sold this vessel in January 2013 for total proceeds of $0.7 million, which approximated the carrying value of the vessel at December 31, 2012.

In the Rigdon Acquisition, we made a significant acquisition of vessels in the U.S. Gulf of Mexico component of our Americas region. In conjunction with the acquisition, we recorded $97.7 million of goodwill. In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the

Macondo Incident, the resulting oil spill and the drilling moratorium. Based on the factors discussed above, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill existed, and accordingly we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge did not impact our liquidity or debt covenant compliance. See Note 2 to the Consolidated Financial Statements contained in Part II, Item 8.

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

Historically, we have collected appreciably all of our accounts receivable balances; however, in 2012, the amount increased significantly due to a customer that declared bankruptcy. At December 31, 2012 and 2011 we provided an allowance for doubtful accounts of $3.2 million and $0.2 million, respectively. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay, particularly in the event of deteriorating economic conditions. Since amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.

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

We have recently been made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No accrual has been recorded as of December 31, 2012 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

Multi-employer Pension Obligation

Certain current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund (“MNOPF”). At December 31, 2012, we had $4.7 million accrued related to this liability, which reflects all obligations assessed on us by the fund’s trustee. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time. The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2012, however the results will not be published until the second quarter of 2013. The amount and timing of additional potential future obligations relating to underfunding depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, asset performance, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In addition, our obligation could increase if other employers no longer participated in the plan. We made contributions to the plan of $0.8 million, $0.3 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our contributions do not make up more than five percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund (“MNRPF”) in a capacity similar to our participation in the MNOPF. While historically we have not been required to contribute to any deficit in the MNRPF due to a recent change in the plan rules we have been advised that we will be required to make contributions beginning in 2013. We have also been advised that the actuarial valuation as at March 31, 2011 (the most recent valuation available) identified a total plan deficit. We have accrued an estimate of our share of this deficit totaling $0.1 million during 2012 in anticipation of this obligation.

Cancellation of Split Dollar Life Insurance Plans

In June 2011, we cancelled the split dollar insurance agreements (the “Collateral Assignments”) under which we paid the split-dollar life insurance policy premiums (the “Premiums”) for our President and Chief Executive Officer and our Executive Vice President – Operations. Upon cancellation and pursuant to the term of the Collateral Assignments, we were repaid the Premiums by each covered individual and are no longer obligated to make any future premium payments on the policies. We continue to have a supplemental income plan with participation agreements, as amended, for each covered individual under which we will provide each covered individual, six months after retirement, a cash payment equal to the Premiums.

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

Consolidated Results of Operations

Comparison of the Fiscal Years Ended December 31, 2012 and December 31, 2011

Our consolidated revenue increased from $381.9 million to $389.2 million, or $7.3 million, primarily due to higher day rates in the Americas region partially offset by lower utilization in Southeast Asia and the North Sea. For the year ended December 31, 2012, we had net income of $19.3 million, or $0.73 per diluted share, compared to net income of $49.9 million, or $1.91 per diluted share, for the year ended December 31, 2011.

The increase in revenue was primarily the result of increased day rates, which increased 6.1% in 2012, from $16,642 in 2011 to $17,661 in 2012, contributing $26.6 million to the increase in revenue. Net capacity effects due to the purchase of two large PSVs during 2012, also increased revenue by $2.6 million. The strengthening of the U.S. Dollar and other currency movements negatively impacted revenue by $2.9 million. In addition, a decrease in overall utilization, from 85.3% in 2011 to 84.2% in 2012, decreased revenue by $19.0 million.

	Year Ended December 31,
	2012	2011	Increase (Decrease)
	(Dollars in thousands)
Average Rates Per Day Worked (a) (b):
North Sea (c)	$20,075	$20,071	$4
Southeast Asia	14,383	15,053	(670)
Americas	17,150	14,526	2,624
Overall Utilization (a) (b):
North Sea (c)	89.6%	92.4%	(2.8)%
Southeast Asia	79.4%	85.1%	(5.7)%
Americas	82.5%	80.5%	2.0%
Average Owned or Chartered Vessels (a) (d):
North Sea	24.2	24.8	(0.6)
Southeast Asia	14.9	14.0	0.9
Americas	31.9	35.0	(3.1)

Total	71.0	73.8	(2.8)

(a)	Owned vessels.
(b)	Average rates per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.
(c)	Revenue for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US Dollar/GBP, US Dollar/NOK and US Dollar/Euro) for the periods indicated below. The North Sea based fleet also includes vessels working offshore India, offshore Africa and the Mediterranean. Payment for vessels in our Southwest Asia fleet can be earned in other currencies, including the Singapore Dollar (“SGD”). Payment for vessels in our Americas fleet can be earned in other currencies, including the Brazilian Reais (“BRL”).

	Year Ended December 31,
	2012	2011
$1 US=GBP	0.631	0.623
$1 US=NOK	5.814	5.600
$1 US=Euro	0.777	0.718
$1 US=BRL	1.945	1.668
$1 US=SGD	1.249	1.256

(d)	Adjusted for vessel additions and dispositions occurring during each period.

Direct operating expenses increased by $15.6 million during 2012. This was primarily due to an increase in crew salaries and benefits, combined with higher vessel supplies and consumables mainly due to fuel costs related to vessel mobilization, in addition to slightly higher repairs and maintenance expense related to the mobilized vessels. In 2011, we recorded a $1.8 million impairment charge to adjust the net realizable value of a North Sea vessel that was held for sale. Drydock expense increased by $17.3 million from 2011 to 2012 due to a significantly higher number of drydocks. We had 35 vessels drydocked in 2012 compared to 24 in 2011. General and administrative expenses increased by $9.1 million from 2011 due to an increase in salaries and benefits, largely related to termination benefits, higher bad debt expense, higher professional fees and increased travel cost. Depreciation expense remained consistent with the prior year. The gain on sale of assets in 2012 relates to the sale of five of our U.S. crew boats and fast supply vessels as part of our effort to upgrade our existing fleet mix.

Interest expense increased $0.9 million year over year due mainly to the acceleration of recognition of our unrealized losses in other comprehensive income related to interest rate swaps into earnings, combined with a higher overall debt level for part of the year, partially offset by higher capitalized interest related to our vessel construction program. Interest income decreased $0.4 million due to lower cash amounts available for investment and other expense increased by $3.8 million due mainly to $4.4 million of loss on extinguishment of debt, partially offset by $0.6 million of lower foreign currency losses during 2012 compared to 2011.

The income tax expense for 2012 was $2.7 million, compared to $4.7 million for 2011. The 2012 effective tax rate was 12.2% and the 2011 effective tax rate was 8.6%. Tax expense from year to year can vary based on the mix of profitability and taxing jurisdictions.

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

	Year Ended December 31,
	2011	2010	Increase (Decrease)
	(Dollars in thousands)
Average Rates Per Day Worked (a) (b):
North Sea (c)	$20,071	$16,985	$3,086
Southeast Asia	15,053	16,943	(1,890)
Americas	14,526	14,281	245
Overall Utilization (a) (b):
North Sea (c)	92.4%	93.5%	(1.1)%
Southeast Asia	85.1%	84.7%	0.4%
Americas	80.5%	80.1%	0.4%
Average Owned or Chartered Vessels (a) (d):
North Sea	24.8	25.1	(0.3)
Southeast Asia	14.0	13.0	1.0
Americas	35.0	35.3	(0.3)

Total	73.8	73.4	0.4

(a)	Includes all owned or bareboat chartered vessels. Managed vessels are not included.
(b)	Average rates per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.
(c)	Revenue for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US Dollar/GBP, US Dollar/NOK and US Dollar/Euro) for the periods indicated below. The North Sea based fleet also includes vessels working offshore India, offshore Africa and the Mediterranean. Payment for vessels in our Southwest Asia fleet can be earned in other currencies, including SGD. Payment for vessels in our Americas fleet can be earned in other currencies, including BRL.

	Year Ended December 31,
	2011	2010
$1 US=GBP	0.623	0.647
$1 US=NOK	5.600	6.036
$1 US=Euro	0.718	0.754
$1 US=BRL	1.668	1.759
$1 US=SGD	1.256	1.362

(d)	Adjusted for vessel additions and dispositions occurring during each period.

Direct operating expenses increased by $11.9 million during 2011 mainly due to an increase in crew salaries and benefits and the foreign currency impact of the weaker U.S. Dollar. In 2011, we recorded a $1.8 million impairment charge to adjust the net realizable value of a North Sea vessel that was held for sale. In 2010, we recorded a $97.7 million dollar impairment of our goodwill as a result of the deteriorating market conditions in the U.S. Gulf of Mexico. Drydock expense decreased by $6.3 million from 2010 to 2011 due to a lower number of drydocks. We had 24 vessels that were drydocked in 2011 compared to 30 in 2010. General and administrative expenses increased by $1.5 million from 2010 due mainly to the increase in salaries and benefits. Depreciation expense increased by $2.6 million year over year as a result of currency effects and our ongoing effort to reduce the average age of our vessel fleet. The gain on sale of assets relates to the sale of one of our North Sea vessels during 2011.

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

Segment Results

As discussed in “General Business” included in Part I, Items 1 and 2, we have three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280. The majority of our revenue is derived from our long-lived assets located in foreign jurisdictions. In 2012, we had $113.6 million in revenue and $374.4 million in long-lived assets attributed to the United States, our country of domicile.

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

Operating Income (Loss) by Operating Segment

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
North Sea	$30,611	$50,916	$38,209
Southeast Asia	23,072	35,287	39,761
Americas	23,746	16,397	(81,223)

Total reportable segment operating income (loss)	77,429	102,600	(3,253)
Other	(26,424)	(24,060)	(23,359)

Total reportable segment and other operating income (loss)	$51,005	$78,540	$(26,612)

North Sea Region:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue	$164,273	$172,393	$148,740
Direct operating expenses	84,808	81,528	78,253
Drydock expense	11,587	8,563	7,598
General and administrative expense	16,747	12,169	11,277
Depreciation and amortization expense	19,368	19,495	18,649
Impairment charge	1,152	1,750	—
Gain on sale of assets	—	(2,028)	(5,246)

Operating income	$30,611	$50,916	$38,209

Comparison of Fiscal Year Ended December 31, 2012 and December 31, 2011

Revenue for the North Sea decreased $8.1 million, or 4.7%, compared to 2011. The decrease was due primarily to decreased utilization in the region from 92.4% in 2011 to 89.6% in 2012, which negatively impacted revenue by $6.2 million. In addition, currency and other effects as a result of the strengthening of the U.S. Dollar decreased revenue by $2.9 million. Capacity effects, due mainly to the sale of a North Sea vessel in late 2011, also lowered revenue by $1.6 million during 2012. These effects were offset slightly by increased day rates year over year, from $20,071 in 2011 to $20,075 in the current year, which increased revenue by $2.6 million. Operating income of $30.6 million in 2012 was $20.3 million lower than 2011 due to the decrease in revenues coupled with higher operating costs that includes higher crew salaries and benefits and higher fuel costs resulting from vessel mobilizations during 2012. Drydock expense increased $3.0 million from 2011 due to more drydock days incurred. Depreciation expense decreased year over year by $0.1 million. General and administrative expense increased by $4.6 million due primarily to the increase in bad debt expense and higher salaries and professional fees.

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

Southeast Asia Region:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue	$60,504	$63,754	$66,533
Direct operating expenses	17,150	12,006	10,395
Drydock expense	5,923	3,871	4,796
General and administration expense	3,755	2,852	2,659
Depreciation and amortization expense	10,604	9,738	8,922
Gain on sale of assets	—	—	—

Operating income	$23,072	$35,287	$39,761

Comparison of Fiscal Year Ended December 31, 2012 and December 31, 2011

Revenues for the Southeast Asia based fleet decreased by $3.3 million to $60.5 million in 2012. The decrease was due primarily to decreased utilization in the region from 85.1% in 2011 to 79.4% in 2012, which negatively impacted revenue by $7.0 million. Day rates also decreased, from $15,053 in 2011 to $14,383 in the current year, which decreased revenue by $1.3 million. The increase in fleet size as a result of the arrival of one vessel from the Americas region in the first quarter of 2012 positively contributed $5.0 million to revenue. The second vessel mobilized from the Americas region was in the fourth quarter of 2012 and did not impact 2012 revenue. Operating income was lower during 2012 by $12.2 million, due to the lower revenue, combined with an increase in direct operating expense attributable to higher repairs and maintenance and fuel costs associated with the mobilization of vessels to the area from Brazil, and higher crew salaries and benefits. Depreciation expense increased $0.9 million as a result of the additional vessels arriving from the Americas region. Drydock expense increased by $2.1 million as a result of more drydock days in the current year. General and administrative expense increased by $0.9 million due mainly to charges related to management restructuring.

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

Americas Region:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue	$164,428	$145,723	$144,493
Direct operating expenses	96,229	89,051	81,990
Drydock expense	15,770	3,498	9,788
General and administrative expense	10,006	8,376	7,798
Depreciation and amortization expense	27,421	28,391	28,321
Impairment charge	—	—	97,665
(Gain) loss on sale of assets	(8,744)	10	154

Operating income (loss)	$23,746	$16,397	$(81,223)

Comparison of Fiscal Year Ended December 31, 2012 and December 31, 2011

Our Americas region revenue increased $18.7 million, or 12.8%, from $145.7 million in 2011 to $164.4 million in 2012. The increase was largely due to the increase of 18.1% in average day rates from $14,526 in 2011 to $17,150 in 2012, contributing $25.3 million to revenue. Utilization also increased from 80.5% to 82.5% in the current year resulting in a $1.0 million increase in revenues. Capacity negatively impacted revenue by $7.6 million due to the departure of one vessel to our Southeast Asia region in the first quarter of 2012, partially offset by the net effect of vessel purchases and sales in the year. The second vessel mobilized to the Southeast Asia region was in the fourth quarter of 2012 and did not impact 2012 revenue. Operating income of $23.7 million is $7.3 million higher than the 2011 amount. The increase is due to the increase in revenue coupled with the gains recognized from the sale of five vessels in the region during 2012. This was offset by higher direct operating expenses, mainly crew salaries and benefits and higher drydock expense as a result of significantly more drydock days. General and administrative expense also increased by $1.6 million due primarily to the increase in salaries and benefits and professional fees.

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

Liquidity and Capital Resources

Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, maintain our fleet, finance the construction of new-build vessels, and acquire or improve equipment or vessels. In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, commencing in the first quarter of 2013, we intend to pay a recurring quarterly cash dividend of $0.25 per share. We also announced a $100.0 million program to repurchase outstanding stock. We plan to continue to be active in the acquisition of additional vessels through both the resale market and new construction. Public debt, bank financing, equity capital and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined by the supply and demand for the offshore drilling for crude oil and natural gas.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). The estimated total cost of these initial six vessels is $228.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.0 million. The first of these vessels is scheduled to be delivered in the second quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico at an estimated total cost of $72.0 million. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs at an estimated total cost of $96.0 million. The first of these vessels is scheduled to be delivered in the third quarter of 2013 and the last is scheduled for the first quarter of 2015.

During the third quarter of 2012, we also placed $52.4 million in escrow related to two of the Americas region new builds. The amount in escrow will be drawn against as progress payments become due. The amount held in escrow is segregated from cash and cash equivalents and is presented in long-term assets on our December 31, 2012 balance sheet.

Interest expense at current rates under our existing debt arrangements, assuming no additional borrowings, will be approximately $18.9 million for 2013. We have no scheduled principle payments for 2013. These amounts are anticipated to be paid from a combination of cash on hand and cash from operations.

In addition, we are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $25.5 million in 2013, a decrease from the previous year total of $33.3 million. We had 35 drydocks in 2012 and anticipate 27 drydocks in 2013.

Net working capital at December 31, 2012, was $224.8 million, including $185.2 million in cash. Net cash provided by operating activities was $102.7 million for the year ended December 31, 2012. For the year ended December 31, 2012, net cash used in investing activities was $198.8 million, and net cash provided by financing activities was $150.6 million.

At December 31, 2012, we had approximately $185.2 million of cash on hand. We had no amounts drawn under our Multicurrency Facility Agreement, and $501.0 million outstanding on our newly issued Senior Notes. At December 31, 2012, we had $150.0 million of borrowing capacity under our Multicurrency Facility Agreement.

As of December 31, 2012, approximately 40% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2012 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

In recent years, we repatriated cash from our foreign subsidiaries from current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations has been approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses.

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

We anticipate that cash on hand, future cash flow from operations, periodic sales of older or non-strategic vessels and access to our revolving credit facilities will be adequate to fund our new-build construction program, to service our debt obligations, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements including dividend payments and stock purchases. This expectation, however, is dependent upon the success of our operations, our ability to access our credit lines and our ability to sell vessels on a timely basis for reasonable value.

Long-Term Debt

Senior Notes – Due 2022

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes due 2022. On December 5, 2012, we issued an additional $200.0 million of senior notes with substantially the same terms as the previous $300.0 million issuance (together with the original issue, the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15, commencing September 15, 2012 for the March 12, 2012 Senior Notes, and commencing March 15, 2013 for the December 5, 2012 Senior Notes. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date. In conjunction with the Senior Note offerings, we incurred $12.7 million in debt issuance cost which is included in our balance sheet under deferred costs and other assets and which will be amortized into interest cost over the life of the Senior Notes. We used the proceeds from the issuance of the Senior Notes to repay amounts outstanding under the Old Notes and under the Facility Agreement, as described below. In conjunction with the retirement of the Old Notes and the repayment of a substantial portion of the Facility Agreement, we recognized a loss on extinguishment of debt of $4.2 million.

At December 31, 2012, the fair value of the Senior Notes, based on quoted market prices, was approximately $513.8 million, compared to a carrying amount of $501.0 million.

Multicurrency Facility Agreement

On September 21, 2012, we entered into a Multicurrency Facility Agreement, which was amended on February 25, 2013, (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions as lenders (the “Lenders”). The Multicurrency Facility Agreement has a scheduled maturity date of September 21, 2017 and commits the Lenders to provide loans up to an aggregate principal amount of $150.0 million at any one time outstanding, subject to certain terms and conditions. Loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. In addition, the Multicurrency Facility Agreement provides for loans to be made in currencies other than U.S. Dollars with approval of the Lenders. We paid fees to the arrangers, the agent and the security trustee totaling $2.7 million which will be amortized into interest cost over the life of the Multicurrency Facility Agreement. The Multicurrency Facility Agreement is secured by certain vessels of the Borrower. We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. The Multicurrency Facility Agreement is subject to certain financial covenants. At December 31, 2012, we were in compliance with all the covenants under this agreement.

Norwegian Facility Agreement

We are in the final stages of negotiation of an agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lender (the “Lender”). The Norwegian Facility Agreement will have a scheduled maturity date of September 30, 2017 and will commit the Lenders to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $103.2 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement will accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. The Norwegian Facility Agreement will be secured by certain vessels of the Norwegian Borrower. We will unconditionally guarantee all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. The Norwegian Facility Agreement will be subject to certain financial covenants. There is no assurance that we will finalize negotiations or complete the Norwegian Facility Agreement.

Secured Reducing Revolving Loan Facility

Prior to September 21, 2012, we had a $175.0 million ($145.0 million borrowing capacity) Secured Reducing Revolving Loan Facility with a syndicate of financial institutions. The facility was to mature in 2013. Security for the facility was provided by first priority mortgages on certain vessels. The interest rate ranged from LIBOR plus a margin of 0.7% to 0.9% depending on our EBITDA coverage ratio. The Secured Reducing Revolving Loan Facility was subject to financial covenants. In connection with the finalization of the Multicurrency Facility Agreement, we terminated the Secured Reducing Revolving Credit Facility and recorded a $0.2 million loss on extinguishment of debt.

Facility Agreement

On December 17, 2009, one of our wholly owned subsidiaries (the “Americas Borrower”) entered into a $200.0 million facility agreement (as amended, the “Facility Agreement”) with The Royal Bank of Scotland plc (“RBS”). The Facility Agreement was to mature on December 31, 2012, with amounts borrowed repayable in quarterly installments of $8.3 million and a final installment of $108.3 million, but, on January 26, 2012, we entered into a financing agreement with RBS to amend the Facility Agreement primarily to extend the maturity to July 1, 2014 and to adjust principal payments. Under the amended agreement, we were not required to make principal payments until maturity. Loans under the Facility Agreement accrued interest at the three month LIBOR rate, plus a margin of 2.5% per annum. The Facility Agreement was secured by certain vessels and all of the shares of common stock of the Americas

Borrower were pledged to the agent, on behalf of the lender, as security for the Facility Agreement. In the first quarter of 2012, we incurred $1.4 million of cost associated with the amendment. This cost was capitalized in our balance sheet under deferred costs and other assets and was to be amortized into interest cost over the life of the Facility Agreement. The repayment in March 2012 of $100.0 million of the $140.0 million then outstanding under the Facility Agreement increased the amortization of the costs to expense.

We used a portion of the net proceeds from the March 2012 Senior Notes issuance to repay $100.0 million of the indebtedness outstanding related to the Facility Agreement. In connection with the additional December 2012 Senior Notes issuance, we used a portion of the proceeds to repay the remaining $40.0 million of indebtedness, and we terminated the Facility Agreement and recorded a $0.5 million loss on extinguishment of debt.

Senior Notes – Due 2014

On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes (the “Old Notes”) due July 2014. On February 27, 2012, we commenced a tender offer to purchase all of our outstanding Old Notes. In conjunction with the tender offer, we solicited consents to eliminate most of the covenants, certain events of default applicable to the Old Notes and certain other provisions contained in the indenture governing the Old Notes. On March 12, 2012, we funded the tender offer with $80.3 million of the proceeds of the new Senior Notes. On April 2, 2012, we redeemed the remainder of the Old Notes with $79.7 million. At December 31, 2012, we had no amount outstanding under the Old Notes.

Stock Repurchases

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A common stock. The stock may be repurchased from time to time on the open market or in privately negotiated transactions. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended December 31, 2012 are as follows:

Repurchase of Equity Securities

Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	—	—	—	—
November 1 - 30	—	—	—	—
December 1 - 31	35,400	$33.93	—	—

During the period from January 1, 2013 through February 25, 2013, we repurchased 288,219 shares of common stock for an aggregate price of $10.3 million or an average price of $35.65 per share.

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, commencing in the first quarter of 2013, we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2012	2011
Dividends Declared (in thousands)	$26,613	—
Dividend per share	$1.00	—

Current Year Cash Flow

At December 31, 2012, we had cash on hand of $185.2 million. Cash provided by operating activities for the year ended December 31, 2012, was $102.7 million compared to $97.5 million in the previous year. The increase was primarily attributable to operating income and the proceeds from the issuance during 2012 of $500.0 million of Senior Notes, a portion of which was used to pay down existing debt.

Cash used in investing activities for the years ended December 31, 2012 and 2011 was $198.8 million and $49.4 million, respectively. In 2012, we spent approximately $192.3 million on asset purchases, primarily new construction. In 2011, we spent approximately $52.3 million. In 2012 and 2011, we sold assets for approximately $40.6 million and $2.9 million, respectively. The proceeds from these asset sales decreased the reported cash used in investing activities.

In 2012, we had $150.6 million provided by financing activities compared to $16.2 million used in financing activities in 2011. In 2012, we incurred $558.0 million in new long-term debt and repaid $364.6 million of debt. During 2011, we incurred $16.0 million of new long-term debt and repaid $35.0 million in debt.

Debt and Other Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions):

	2013	2014	2015	2016	2017	Thereafter
Purchase Obligations for New-Build Program	$227.8	$38.3	$9.6	$—	$—	$—
Repayment of Long-Term Debt, Excluding Debt Premium of $1.0 million	—	—	—	—	—	500.0
Interest Payments	31.9	31.9	31.9	31.9	31.9	143.7
Non-Cancelable Operating Leases	2.0	2.3	1.8	1.1	0.9	8.9
Long-Term Income Taxes Payable	1.8	—	—	—	—	—
Other	1.0	0.8	0.7	—	—	6.1

Total	$264.5	$73.3	$44.0	$33.0	$32.8	$658.7

Due to the uncertainty with respect to the timing of future cash payments, if any, associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlements with the respective taxing authorities. Therefore, $22.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Other Commitments

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $4.8 million and $4.4 million at December 31, 2012 and 2011, respectively. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment is minimal and expect no material cash outlays to occur from these instruments.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in our North Sea fleet are primarily denominated in GBP, with a portion denominated in NOK or Euros. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 42% of our total consolidated revenue for the year ended December 31, 2012. In 2012, the exchange rates of GBP, NOK, Euro, BRL, and SGD against the U.S. Dollar ranged as follows:

	High	Low	Year Average	As of February 25, 2013
$ 1 US=GBP	0.654	0.614	0.631	0.659
$ 1 US=NOK	6.131	5.560	5.814	5.700
$ 1 US=Euro	0.829	0.742	0.777	0.765
$ 1 US=BRL	2.137	1.698	1.945	1.982
$ 1 US=SGD	1.297	1.217	1.249	1.240

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

Reflected in the accompanying consolidated balance sheet at December 31, 2012, is $59.9 million in accumulated other comprehensive income primarily relating to the higher exchange rates at December 31, 2012 in comparison to the exchange rate when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was $32.5 million at December 31, 2011. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At December 31, 2012, our derivative holdings consist of an interest rate swap agreement. Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies—Fair Value of Financial Instruments” in our Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on financial instruments.

Foreign Currency Risk

The functional currency for the majority of our international operations is that operation’s local currency. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. Dollar, which is based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Income (Loss)”. Working capital of our international operations may in part be held or denominated in a currency other than the local currency, and gains and losses resulting from holding those balances are included in the Consolidated Statements of Operations in “Other income (expense)” in the current period.

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

From time to time, we may hedge firmly committed, anticipated transactions in the normal course of business and these contracts are designated and qualify as fair value hedges. Changes in the fair value of derivatives that are designated as fair value hedges are deferred in the Consolidated Statements of Stockholders’ Equity as a separate component of “Consolidated Statements of Comprehensive Income” until the underlying transactions occur. At such time, the related deferred hedging gains or losses are recorded on the same line as the hedged item.

Net foreign currency losses, including derivative activity, for the years ended December 31, 2012, 2011 and 2010 were $1.7 million, $3.3 million, and $0.1 million, respectively.

Interest Rates

We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed and variable rate debt obligations at December 31, 2012 and 2011 that are sensitive to changes in interest rates. The floating portion of our variable debt is based on LIBOR.

We had a fixed-for-floating interest rate swap agreement that was entered into to fix the LIBOR interest rate component on $100.0 million of the outstanding balance on our Facility Agreement. The fixed rate component of the swap was set at 4.145% and was accounted for as a cash flow hedge. In conjunction with the issuance of the new Senior Notes in the first quarter of 2012 and the concurrent repayment of $100.0 million of our Facility Agreement debt, we de-designated hedge accounting for this swap. For the year ended December 31, 2012, $1.1 million related to this interest rate swap was reclassified from other comprehensive income to interest expense. We also reclassified an additional $1.8 million from accumulated other comprehensive income to interest expense as a result of de-designating hedge accounting during the first quarter of 2012. We recognized the fair value of our derivative swap as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by our counterparty as of December 31, 2012. The swap matured on December 31, 2012.

The following table shows our debt principal obligation as of December 31, 2012 and 2011 and the interest rate exposure in subsequent years of the hedged and unhedged components of our debt.

December 31, 2012	2013	2014	2015	2016	2017	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Fixed rate	$500,000	$500,000	$500,000	$500,000	$500,000	$500,000
Average interest rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%

Variable rate-Multicurrency Facility Agreement	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	—

December 31, 2011	2012	2013	2014	2015	2016	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Fixed rate	$160,000	$160,000	$160,000	$—	$—	$—
Average interest rate	7.75%	7.75%	7.75%	—	—	—

Variable rate-Facility Agreement	$41,667	$140,000	$140,000	$—	$—	$—
Average interest rate	3.17%	3.05%	3.21%	—	—	—

Variable rate – Revolving Loan Facility	$6,000	$6,000	$—	$—	$—	$—
Average interest rate	1.47%	1.35%

Interest rate swap-Variable to Fixed	$100,000	$—	$—	$—		$—
Average pay rate	4.15%	—	—	—		—
Average receive rate	0.67%	—	—	—		—

Our fixed rate 6.375 % Senior Notes outstanding at December 31, 2012, subject us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $35.0 million.

The fair value of our 6.375% Senior Notes and our 7.75% Senior Notes as compared to the carrying value at December 31, 2012 and 2011, was as follows:

	December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
6.375% Senior Notes due 2022	$501.0	$513.8	$—	$—
7.75% Senior Notes due 2014	$—	$—	$159.8	$161.2

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GulfMark Offshore, Inc.:

We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and consolidated subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GulfMark Offshore, Inc. and consolidated subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GulfMark Offshore, Inc. and its consolidated subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GulfMark Offshore, Inc. and its subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows of GulfMark Offshore, Inc. and its subsidiaries for year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of GulfMark Offshore, Inc. and its subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

UHY LLP

Houston, Texas

February 24, 2011

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$185,175	$128,817
Trade accounts receivable, net of allowance for doubtful accounts of $3,250 and $198, respectively	85,706	85,214
Other accounts receivable	8,506	6,314
Prepaid expenses and other current assets	25,186	21,197

Total current assets	304,573	241,542

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $389,469 and $329,299, respectively	1,136,360	1,143,441
Construction in progress	169,429	37,107
Goodwill	33,438	31,153
Intangibles, net of accumulated amortization of $12,975 and $10,030, respectively	21,624	24,569
Cash held in escrow	47,028	—
Deferred costs and other assets	33,222	21,987

Total assets	$1,745,674	$1,499,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,667
Accounts payable	29,089	14,475
Income and other taxes payable	6,262	5,568
Accrued personnel costs	23,656	23,059
Accrued interest expense	9,327	5,777
Fair value of derivative	—	3,530
Other accrued liabilities	11,402	8,565

Total current liabilities	79,736	62,641

Long-term debt	500,999	305,830
Long-term income taxes:
Deferred tax liabilities	105,867	105,131
Other income taxes payable	23,665	22,769
Other liabilities	7,525	6,568
Stockholders’ equity:
Preferred stock, no par value; 2,000 shares authorized; no shares issued	—	—
Class A Common stock, $0.01 par value; 60,000 shares authorized; 26,941 and 26,631 shares issued and 26,906 and 26,617 shares outstanding, respectively; Class B Common Stock $.01 par value; 60,000 shares authorized; no shares issued	266	262
Additional paid-in capital	389,881	379,673
Retained earnings	579,062	586,402
Accumulated other comprehensive income	59,875	31,105
Treasury stock, at cost	(11,533)	(8,968)
Deferred compensation	10,331	8,386

Total stockholders’ equity	1,027,882	996,860

Total liabilities and stockholders’ equity	$1,745,674	$1,499,799

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue	$389,205	$381,870	$359,766

Costs and expenses:
Direct operating expenses	198,187	182,585	170,638
Drydock expense	33,280	15,932	22,182
General and administrative expenses	54,600	45,495	44,029
Depreciation and amortization	59,722	59,586	56,959
Impairment charge	1,152	1,750	97,665
Gain on sale of assets	(8,741)	(2,018)	(5,095)

Total costs and expenses	338,200	303,330	386,378

Operating income (loss)	51,005	78,540	(26,612)

Other income (expense):
Interest expense	(23,244)	(22,314)	(21,693)
Interest income	338	748	985
Loss on extinguishment of debt	(4,378)	—	—
Foreign currency loss and other	(1,779)	(2,346)	(126)

Total other expense	(29,063)	(23,912)	(20,834)

Income (loss) before income taxes	21,942	54,628	(47,446)
Income tax (provision) benefit	(2,669)	(4,694)	12,701

Net income (loss)	$19,273	$49,934	$(34,745)

Earnings (loss) per share:
Basic	$0.73	$1.92	$(1.36)
Diluted	$0.73	$1.91	$(1.36)
Weighted average shares outstanding:
Basic	26,208	25,828	25,519

Diluted	26,228	25,962	25,519

Cash dividends declared per common share	$1.00	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$19,273	$49,934	$(34,745)
Comprehensive income:
Gain (loss) on cash flow hedge, net of tax (1)	1,364	1,954	(722)
Foreign currency gain (loss)	27,406	(9,986)	(14,146)

Total comprehensive income (loss)	$48,043	$41,902	$(49,613)

(1)	Net of income tax expense of $1.9 million, $0.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Common Stock at $0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Deferred Compensation	Total Stockholders’ Equity
					Shares	Share Value
Balance at December 31, 2009	$255	$362,022	$571,213	$54,005	(209)	$(5,865)	$5,838	$987,468
Net loss	—	—	(34,745)	—	—	—	—	(34,745)
Issuance of common stock	2	6,224	—	—	—	—	—	6,226
Exercise of stock options	2	1,836	—	—	—	—	—	1,838
Deferred compensation plan	—	136	—	—	(47)	(1,363)	1,265	38
Loss on cash flow hedge, net of tax	—	—	—	(722)	—	—	—	(722)
Translation adjustment	—	—	—	(14,146)	—	—	—	(14,146)

Balance at December 31, 2010	259	370,218	536,468	39,137	(256)	(7,228)	7,103	945,957
Net income	—	—	49,934	—	—	—	—	49,934
Issuance of common stock	2	6,751	—	—	—	—	—	6,753
Exercise of stock options	1	2,690	—	—	—	—	—	2,691
Deferred compensation plan	—	14	—	—	(39)	(1,740)	1,283	(443)
Gain on cash flow hedge, net of tax	—	—	—	1,954	—	—	—	1,954
Translation adjustment	—	—	—	(9,986)	—	—	—	(9,986)

Balance at December 31, 2011	262	379,673	586,402	31,105	(295)	(8,968)	8,386	996,860
Net income	—	—	19,273	—	—	—	—	19,273
Issuance of common stock	2	7,781	—	—	—	—	—	7,783
Exercise of stock options	2	2,396	—	—	—	—	—	2,398
Deferred compensation plan	—	31	—	—	(37)	(1,363)	1,945	613
Stock repurchases	—	—	—	—	(35)	(1,202)	—	(1,202)
Cash dividends declared	—	—	(26,613)	—	—	—	—	(26,613)
Gain on cash flow hedge, net of tax	—	—	—	1,364	—	—	—	1,364
Translation adjustment	—	—	—	27,406	—	—	—	27,406

Balance at December 31, 2012	$266	$389,881	$579,062	$59,875	(367)	$(11,533)	$10,331	$1,027,882

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$19,273	$49,934	$(34,745)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities
Depreciation and amortization	59,722	59,586	56,959
Amortization of deferred financing costs	2,750	1,685	1,598
Amortization of stock-based compensation	7,037	6,159	5,670
Provision for doubtful accounts receivable, net of write offs	2,224	(84)	(1)
Deferred income tax benefit	(2,879)	(232)	(8,371)
Gain on sale of assets	(8,741)	(2,018)	(5,095)
Impairment charge	1,152	1,750	97,665
Loss on extinguishment of debt	2,104	—	—
Foreign currency transaction loss	821	3,051	1,195
Change in operating assets and liabilities —
Accounts receivable	(3,443)	(15,983)	3,287
Prepaids and other	(3,626)	(1,236)	(7,906)
Accounts payable	14,051	(464)	(4,118)
Other accrued liabilities and other	12,291	(4,677)	(14,564)

Net cash provided by operating activities	102,736	97,471	91,574

Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(192,301)	(52,258)	(73,439)
Deposits held in escrow	(52,390)	—	—
Release of deposits held in escrow	5,362
Proceeds from disposition of vessels, equipment and other fixed assets	40,565	2,850	19,582

Net cash used in investing activities	(198,764)	(49,408)	(53,857)

Cash flows from financing activities:
Proceeds from issuance of 6.375% senior notes	501,000	—	—
Repayment of 7.75% senior notes	(160,000)	—	—
Repayment of secured credit facilities	(141,667)	(25,000)	(33,334)
Borrowings under revolving loan facility, net	(5,995)	6,000	—
Cash dividends	(26,352)	—	—
Stock repurchases	(515)	—	—
Debt issuance cost	(16,736)	—	(2,000)
Debt extinguishment cost	(2,274)	—	—
Proceeds from exercise of stock options	2,398	2,131	1,838
Proceeds from issuance of stock	745	638	659

Net cash provided by (used in) financing activities	150,604	(16,231)	(32,837)

Effect of exchange rate changes on cash	1,782	(210)	236

Net increase in cash and cash equivalents	56,358	31,622	5,116
Cash and cash equivalents at beginning of year	128,817	97,195	92,079

Cash and cash equivalents at end of year	$185,175	$128,817	$97,195

Supplemental cash flow information:
Interest paid, net of interest capitalized	$17,590	$21,673	$21,285

Income taxes paid, net	$3,798	$6,023	$4,712

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GulfMark Offshore, Inc. and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) own and operate offshore supply vessels, principally in the North Sea, offshore Southeast Asia and offshore the Americas. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of these vessels also perform anchor handling and towing services.

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

Vessels and Equipment

Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over their estimated useful life of 25 years for all vessels other than crew boats which are depreciated over 20 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2012, 2011, and 2010, interest of $5.5 million, $0.4 million, and $1.4 million, respectively, was capitalized. Office equipment, furniture and fixtures, and vehicles are depreciated over two to five years.

Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and depreciated over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2012, 2011 and 2010, are $23.7 million, $21.9 million, and $20.6 million, respectively, of costs for maintenance and repairs.

Goodwill and Intangibles

At December 31, 2012, our goodwill consisted of $33.4 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis. In assessing goodwill for impairment, we analyze certain qualitative factors that affect the value, including goodwill of a segment. If those factors indicate that it is more likely than not that impairment of goodwill has occurred, we will proceed to step one of the goodwill impairment process.

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

Fair Value of Financial Instruments

As of December 31, 2012 and 2011, our financial instruments consist primarily of accounts receivable and payable (which are stated at carrying value which approximates fair value), long-term debt and an interest rate swap for a portion of the Facility Agreement.

On February 27, 2012, we announced our intent to issue the Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under our Old Notes and our Facility Agreement. As a result we no longer had forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated other comprehensive income are released and charged or credited to the underlying expense, in this case interest expense. At September 30, 2012, we had paid down $100.0 million of the $140.0 million outstanding under our Facility Agreement with proceeds from the Senior Notes. We allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated other comprehensive income to the remaining $40.0 million of Facility Agreement debt. This balance was amortized to interest expense over the remaining life of the interest rate swap which matured December 31, 2012. We determined that, based upon current market conditions and other factors, liquidation of the interest rate swap was not economically beneficial prior to its scheduled maturity. Accordingly, we elected to retain and hold the interest rate swap to maturity. Since it no longer qualified as a cash flow hedge, it was considered a derivative with no hedging designation. Changes in fair value of the swap were included in earnings in the period of the change. For the year ended December 31, 2012, insignificant losses were recorded related to this derivative.

In addition, when we terminated the interest rate swaps associated with our previous senior indebtedness, there was a $4.3 million balance remaining in other comprehensive income representing expected future interest payments. Of this amount, $2.4 million was amortized to interest expense in 2010, $1.3 million was amortized to interest expense in 2011 and the remaining $0.6 million was amortized into interest expense in 2012.

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

Foreign Currency Translation

The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operations. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenue and expenses are translated at average rates for the period. As a result, amounts related to changes in assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, we reported net foreign currency losses in the amounts of $1.7 million, $3.3 million and $0.1 million, respectively.

Concentration of Credit Risk

We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant however, in 2012, the amount increased significantly due to a customer that declared bankruptcy. For the year ended December 31, 2012, we had revenue from two customers in our Americas region who each accounted for 10% or more of total consolidated revenue, totaling $44.4 million and $42.0 million, or 22.4% of total consolidated revenue. For the year ended December 31, 2011, we had revenue from one customer in our Americas region totaling $57.0 million or 14.9% of our total consolidated revenue. In 2010, no single customer accounted for 10% or more of total consolidated revenue.

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

Earnings Per Share

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2012	2011	2010
Income (loss):
Net income (loss) attributable to common stockholders	$19,273	$49,934	$(34,745)
Undistributed income allocated to participating securities	(42)	(470)	—

Basic	19,231	49,464	(34,745)

Undistributed income allocated to participating securities	—	470	—
Undistributed income reallocated to participating securities	—	(468)	—

Diluted	$19,231	$49,466	$(34,745)

Shares:
Basic
Weighted-average common shares outstanding	26,208	25,828	25,519
Dilutive effect of stock options and restricted stock awards	20	134	—

Diluted	26,228	25,962	25,519

Income (loss) per common share:
Basic	$0.73	$1.92	$(1.36)
Diluted	$0.73	$1.91	$(1.36)

Reclassifications

Certain reclassifications of previously reported information have been made to conform to the current year presentation.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 will not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 will not have a material impact on our consolidated financial statements.

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

(2) IMPAIRMENT CHARGES

Asset Held for Sale

We had classified one of our North Sea vessels as an asset held for sale. In the fourth quarter of 2011, we determined that the carrying value of this asset was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.8 million. During 2012, we reduced the carrying value of this asset by an additional $1.2 million. These amounts were based on third party appraisals and sales agreements and are included in our results of operations as impairment charges.

Goodwill

In 2008, we acquired assets in the Americas region that included $97.7 million in goodwill. In the second quarter of 2010, we assessed our Americas region goodwill for impairment. In our assessment, we evaluated the impact on the segment’s fair value due to the April 2010 catastrophic fire and explosion that sank a deepwater drilling rig in the U.S. Gulf Of Mexico, and the resulting oil spill and drilling moratorium. Based on these events, which were incorporated into our evaluations and testing as prescribed under U.S. GAAP, we determined that an impairment of our Americas region goodwill existed. As a result, we recorded a $97.7 million impairment charge as of June 30, 2010, reflecting all of our Americas region goodwill. The non-cash charge did not impact our liquidity or debt covenant compliance. The impairment charge was based on fair value measurements classified as Level 3 of the valuation hierarchy.

(3) VESSEL ACQUISITIONS, DISPOSITIONS AND NEW-BUILD PROGRAM

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). The estimated total cost of these initial six vessels is $228.0 million. In late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.0 million. The first of these vessels is scheduled to be delivered in the second quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico at an estimated total cost of $72.0 million. We expect deliveries of these two vessels in the third and fourth quarters of 2013. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs at an estimated total cost of $96.0 million. We expect delivery of these vessels in the third quarter of 2014 and the first quarter of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds (U.S. flagged PSVs) described in the table below. Progress payments will be drawn from escrow as they become due. The amount held in escrow is segregated from cash and cash equivalents and is presented in long-term assets on our December 31, 2012 balance sheet. As of December 31, 2012, the total amount held in escrow was $47.0 million. Funds in the escrow account are invested in government securities.

In 2010, we sold one of our Americas vessels and one of our North Sea vessels and recorded a combined $5.1 million gain. In 2011, we sold one of our North Sea vessels and recorded a $2.0 million gain. During 2012, we sold four crew boats and one fast supply vessel that had operated in our Americas region for an aggregate gain of $8.7 million. During 2012, we purchased a vessel for operation in the Americas region for a total price of $22.5 million and a vessel for operation in our North Sea region for a total price of $28.6 million.

The following tables illustrate the details of the vessels under construction, the vessels acquired, the vessels disposed of and the vessels classified as held for sale as indicated at December 31, 2012:

Vessels Under Construction at December 31, 2012
Construction Yard	Region	Type(1)	Expected	Length	BHP(2)	DWT(3)	Expected
			Delivery	(feet)			Cost
							(in millions)
Remontowa	North Sea	LgPSV	Q2 2013	292	9,574	5,100	$37.0
Remontowa	North Sea	LgPSV	Q3 2013	292	9,574	5,100	37.0
Remontowa	North Sea	LgPSV	Q3 2013	261	9,574	4,000	34.0
Rosetti Marino	North Sea	LgPSV	Q4 2013	246	8,457	3,000	31.0
Rosetti Marino	North Sea	LgPSV	Q1 2014	246	8,457	3,000	31.0
Simek	North Sea	LgPSV	Q2 2013	304	11,935	4,700	58.0
Simek	North Sea	LgPSV	Q4 2013	304	11,935	4,700	60.0
Thoma-Sea	Americas	LgPSV	Q3 2013	271	9,990	3,600	36.0
Thoma-Sea	Americas	LgPSV	Q4 2013	271	9,990	3,600	36.0
BAE Systems	Americas	LgPSV	Q3 2014	288	10,960	5,300	48.0
BAE Systems	Americas	LgPSV	Q1 2015	288	10,960	5,300	48.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessels Acquired Since December 31, 2011
Vessel	Region	Type(1)	Year	Length	BHP(2)	DWT(3)	Cost
			Built	(feet)
							(in millions)
Thomas Wainwright	Americas	LgPSV	2010	242	5,472	2,700	$22.5
F.D. Invincible	North Sea	LgPSV	2006	236	5,450	3,200	28.6

Vessels Disposed of Since December 31, 2011
Vessel	Region	Type(1)	Year	Length	BHP(2)	DWT(3)	Month
			Built	(feet)			Disposed
Bluefin	Americas	Crew	2008	165	7,200	337	Jan-12
Sailfish	Americas	Crew	2007	176	7,200	307	May-12
Swordfish	Americas	Crew	2009	176	7,200	307	May-12
Albacore	Americas	Crew	2008	165	7,200	337	Jul-12
Blacktip	Americas	FSV	2009	181	7,200	543	Aug-12

Vessels Held for Sale (Laid Up)
Vessel	Region	Type(1)	Year	Length	BHP(2)	DWT(3)
			Built	(feet)
Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350

Note: This vessel was sold in January 2013.

(1)	LgPSV - Large Platform Supply Vessel
PSV	- Platform Supply Vessel
FSV	- Fast Vessel Supply
SpV	- Specialty Vessel
Crew	- Crewboat
(2)	BHP - Brake Horsepower
(3)	DWT - Deadweight Tons

(4) GOODWILL AND INTANGIBLES

Changes to goodwill are as follows:

	2012	2011	2010
	(In thousands)
Balance, January 1,	$31,153	$31,987	$129,849
Adjustment related to acquisition	—	—	—
Impact of foreign currency translation and adjusment	2,285	(834)	(197)
Impairment (see Note 2)	—	—	(97,665)

Balance, December 31,	$33,438	$31,153	$31,987

Intangible assets of $21.6 million, net of accumulated amortization of $13.0 million, as of December 31, 2012 are recorded at cost and are amortized on a straight-line basis over the years expected to be benefited, currently estimated to be 12 years. Amortization expense related to intangible assets was $2.9 million for each of the years ended December 31, 2012, 2011 and 2010. Annual amortization expense related to existing intangible assets for years 2013 through 2017 is expected to be $2.9 million per year.

(5) LONG-TERM DEBT

Our long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(In thousands)
Senior Notes Due 2022	$500,000	$—
Multicurrency Facility Agreement	—	—
Facility Agreement	—	141,667
Senior Notes Due 2014	—	160,000
Secured Reducing Revolving Loan Facility	—	6,000

	500,000	307,667

Less: Current maturities of long-term debt	—	(1,667)
Debt premium (discount), net	999	(170)

Total	$500,999	$305,830

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	500,000

Total	$500,000

Senior Notes – Due 2022

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes due 2022. On December 5, 2012, we issued an additional $200.0 million of senior notes with substantially the same terms as the previous $300.0 million issuance (together with the original issue, the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15, commencing September 15, 2012 for the March 12, 2012 Senior Notes, and commencing March 15, 2013 for the December 5, 2012 Senior Notes. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date. In conjunction with the Senior Note offering, we incurred $12.7 million in debt issuance cost which is included in our balance sheet under deferred costs and other assets and will be amortized into interest cost over the life of the Senior Notes. We used the proceeds from the issuance of the Senior Notes to repay amounts outstanding under the Old Notes and under the Facility Agreement, as described below. In conjunction with the retirement of the Old Notes and the repayment of a substantial portion of the Facility Agreement, we recognized a loss on extinguishment of debt of $4.2 million.

At December 31, 2012, the fair value of the Senior Notes, based on quoted market prices, was approximately $513.8 million, compared to a carrying amount of $501.0 million.

Multicurrency Facility Agreement

On September 21, 2012, we entered into a Multicurrency Facility Agreement, which was amended on February 25, 2013, (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions as lenders (the “Lenders”). The Multicurrency Facility Agreement has a scheduled maturity date of September 21, 2017 and commits the Lenders to provide loans up to an aggregate principal amount of $150.0 million at any one time outstanding, subject to certain terms and conditions. Loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. In addition, the Multicurrency Facility Agreement provides for loans to be made in currencies other than U.S. Dollars with approval of the Lenders. We paid fees to the arrangers, the agent and the security trustee totaling $2.7 million which will be amortized into interest cost over the life of the Multicurrency Facility Agreement.

The Multicurrency Facility Agreement is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty party to the Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At December 31, 2012, we were in compliance with all the covenants under this agreement.

Norwegian Facility Agreement

We are in the final stages of negotiating an agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lender (the “Lender”). The Norwegian Facility Agreement will have a scheduled maturity date of September 30, 2017 and will commit the Lenders to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $103.2 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement will accrue interest at LIBOR, plus an applicable margin based on our leverage ratio.

The Norwegian Facility Agreement will be secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and any Lender or other hedge counterparty party to the Norwegian Facility Agreement.

We will unconditionally guarantee all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement will be subject to certain financial covenants.

There is no assurance that we will finalize negotiations or complete the Norwegian Facility Agreement.

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

Facility Agreement

On December 17, 2009, one of wholly owned subsidiaries (the “Americas Borrower”) entered into a $200.0 million facility agreement (as amended, the “Facility Agreement”) with The Royal Bank of Scotland plc (“RBS”). The Facility Agreement was to mature on December 31, 2012, with amounts borrowed repayable in quarterly installments of $8.3 million and a final installment of $108.3 million, but, on January 26, 2012, we entered into a financing agreement with RBS to amend the Facility Agreement primarily to extend the maturity to July 1, 2014 and to adjust principal payments. Under the amended agreement, we were not required to make principal payments until maturity. Loans under the Facility Agreement accrued interest at the three month LIBOR rate, plus a margin of 2.5% per annum. The Facility Agreement was secured by certain vessels and all of the shares of common stock of the Americas Borrower were pledged to the agent, on behalf of the lender, as security for the Facility Agreement. In the first quarter of 2012, we incurred $1.4 million of cost associated with the amendment. This cost was capitalized in our balance sheet under deferred costs and other assets and was to be amortized into interest cost over the life of the Facility Agreement. The repayment in March 2012 of $100.0 million of the $140.0 million then outstanding under the Facility Agreement increased the amortization of the costs to expense.

We used a portion of the net proceeds from the March 2012 Senior Notes issuance to repay $100.0 million of the indebtedness outstanding related to the Facility Agreement. In connection with the additional December 2012 Senior Notes issuance, we used a portion of the proceeds to repay the remaining $40.0 million of indebtedness, and we terminated the Facility Agreement and recorded a $0.5 million loss on extinguishment of debt.

Senior Notes – Due 2014

On July 21, 2004, we issued $160.0 million aggregate principal amount of 7.75% senior notes (the “Old Notes”) due July 2014. On February 27, 2012, we commenced a tender offer to purchase all of our outstanding Old Notes. In conjunction with the tender offer, we solicited consents to eliminate most of the covenants, certain events of default applicable to the Old Notes and certain other provisions contained in the indenture governing the Old Notes. On March 12, 2012, we funded the tender offer with $80.3 million of the proceeds of the new Senior Notes. On April 2, 2012, we redeemed the remainder of the Old Notes with $79.7 million. At December 31, 2012, we had no amount outstanding under the Old Notes.

(6) INCOME TAXES

The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under ten year “tonnage tax” regimes. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial structures continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions.

In February 2010, the Norway Supreme Court ruled 2007 tonnage tax legislation to be unconstitutional retroactive taxation and we reversed our existing tonnage tax liability and received a refund of pre-2007 tonnage taxes that had been paid in 2008 and 2009, which resulted in our recording an approximately $15.0 million tax benefit in our 2010 tax provision. In June 2010, Norway’s Minister of Finance published revised rules for the taxation of pre-2007 tonnage tax profits permitting a qualified tonnage tax company to elect one of two systems, or methods, to determine and pay tax on its untaxed shipping profits as of December 31, 2006. We decided to elect the simplified tax system, which, beginning in 2011 required three equal annual installment payments of the tax that is calculated as ten percent (10%) of two-thirds of the untaxed tonnage tax profits. Under this system, we recorded a $4.9 million tax provision. The net result of the 2010 Norwegian tonnage tax law changes was a $10.1 million tax benefit recorded in our 2010 tax provision. Our final liability to settle under the simplified tax system is included in our December 31, 2012 balance sheet as $1.8 million current income tax payable.

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

U.S. foreign tax credits can be carried forward for ten years. We have $7.6 million of such foreign tax credit carryforwards that begin to expire in 2013. In 2012 we established a $3.1 million valuation allowance for certain of our foreign tax credits. We also have certain foreign net operating loss carryforwards that result in net deferred tax assets of approximately $1.2 million after valuation allowance. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credit and loss carryforwards and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made.

Mexico’s tax law includes a revenue based tax, which in effect is an alternative minimum tax payable to the extent that the revenue based tax exceeds the current income tax liability. The revenue based tax rate is 17.5%. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 – 30%; 2013 – 29%; and 2014 and beyond 28%. However, in December 2012 Mexico tax legislation extended the 30% rate for 2013 and delayed the rate reductions by one year.

Income (loss) before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$(24,006)	$(33,742)	$(121,938)
Foreign	45,948	88,370	74,492

	$21,942	$54,628	$(47,446)

The components of our tax provision (benefit) attributable to income before income taxes are as follows for the year ended December 31, (in thousands):

	2012				2011				2010
	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total
U.S.	$19	$(1,761)	$—	$(1,742)	$65	$(2,989)	$—	$(2,924)	$65	$(7,519)	$—	$(7,454)
Foreign	3,546	(1,118)	1,983	4,411	1,439	2,757	3,422	7,618	3,576	(852)	(7,972)	(5,247)

	$3,565	$(2,879)	$1,983	$2,669	$1,504	$(232)	$3,422	$4,694	$3,641	$(8,371)	$(7,972)	$(12,701)

(a)	Income tax effects determined under a more likely than not, or greater than 50% probability, threshold.

The mix of our operations within various taxing jurisdictions affects our overall tax provision. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before income taxes in the accompanying consolidated statements of operations is as follows:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(49.0)	(26.7)	66.0
US state income taxes	3.9	0.5	(0.7)
Valuation allowance	20.8	1.9	—
Impairment	—	—	(72.0)
Other	1.5	(2.1)	(1.5)

Total	12.2%	8.6%	26.8%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$35,544	$42,997
Items currently not deductible for tax purposes	32,368	27,730
Foreign and other tax credit carryforwards	13,772	10,338

	81,684	81,065
Less valuation allowance	(12,191)	(5,867)

Net deferred tax assets	$69,493	$75,198

Deferred tax liabilities
Depreciation	$(150,496)	$(148,697)
Other	(21,237)	(30,242)

Total deferred tax liabilities	$(171,733)	$(178,939)

Net deferred tax liability	$(102,240)	$(103,741)

The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $6.3 million and $1.4 million, respectively. As of December 31, 2012, we had net operating loss carryforwards, or NOLs, for income tax purposes totaling $106.9 million in the U.S., $18.0 million in Brazil, $5.0 million in Norway, and $0.8 million in Mexico that are, subject to certain limitations, available to offset future taxable income. The U.S. NOLs, which we expect to fully utilize, will begin to expire beginning in 2027 and beyond, and the NOLs in Mexico will begin to expire in 2016. It is more likely than not that the Mexican and Norway NOLs will not be utilized and a full valuation allowance has been established for these NOLs. Except for the amounts related to Brazilian temporary differences, it is also more likely than not that the Brazilian NOLs will not be utilized and a $5.2 million valuation allowance has been established for such NOLs. Based on future expected U.S. taxable income, in 2012 we recorded $4.6 million of valuation allowance against U.S. foreign tax credits.

Net income tax assets and liabilities based on classification as current, or short-term, and long-term are included in our balance sheet as follows (in thousands):

	December 31,
	2012	2011
	(In thousands)
Prepaid expenses and other current assets	$5,038	$3,708
Deferred costs and other assets	1,460	1,155

Total tax assets	6,498	4,863

Income taxes and other taxes payable	$6,261	$5,568
Other accrued liabilities	212	1,112
Deferred tax liabilities	105,867	105,130
Other income taxes payable	23,665	22,769

Total tax liabilities	$136,005	$134,579

Currently, our intention is to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $879.2 million at December 31, 2012. In addition, as of December 31, 2012, we had approximately $73.9 million of cash held by our foreign subsidiaries which is subject to U.S. tax upon repatriation.

Based on a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return, we evaluate and record in certain circumstances an income tax asset / liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions included in other income taxes payable in the consolidated balance sheets and which total $22.4 million at December 31, 2012 and $19.9 million at December 31, 2011.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Unrecognized tax benefits balance at January 1,	$10,735	$10,636
Gross increases for tax positions taken in prior years	1,125	695
Gross decreases for tax positions taken in prior years	(458)	(596)
Decreases for settlements	(846)	—

Unrecognized tax benefits balance at December 31,	$10,556	$10,735

As of December 31, 2012, we are under tax examination, or may be subject to examination in the U. S. for years after 2002 and in seven major foreign tax jurisdictions with open years from 2000 to 2011.

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2012, we had accrued interest and penalties related to unrecognized tax benefits of $14.6 million. The amount of interest and penalties recognized in our tax provision for the year ended December 31, 2012 was $1.6 million.

(7) COMMITMENTS AND CONTINGENCIES

At December 31, 2012, we had long-term operating leases for office space, automobiles, temporary residences, and office equipment. Aggregate operating lease expense for the years ended December 31, 2012, 2011 and 2010 was $2.4 million, $2.3 million, and $2.2 million, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

Year	Minimum Rental Commitments
2013	$1,970
2014	2,285
2015	1,822
2016	1,086
2017	891
Thereafter	8,910

Total	$16,964

The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced May 2, 2003 and, subject to the charterer’s right to extend, terminates April 29, 2016, at a purchase price in the first year of $26.8 million declining to an adjusted purchase price of $12.9 million in the thirteenth year.

The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2007 and amended in 2008. The charterer may purchase the vessel based on a stipulated formula on each of April 1, 2015, and October 1, 2016, provided 120 days notice has been given by the charterer.

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $4.8 million and $4.4 million at December 31, 2012 and 2011, respectively. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

We have recently been made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No accrual has been recorded as of December 31, 2012 for any liabilities associated with a possible future assessment. We can’t predict whether any such tax assessment may be made in the future.

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

In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan that replaced the 1987 Employee Plan. A total of 814,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three-year period and to the extent not exercised, expire on the tenth anniversary of the date of grant. During the restricted period, the recipient has the right to vote on the restricted shares and receive dividends on the unvested restricted shares. Under the terms of the 2010 Omnibus Equity Incentive Plan (described below) which replaced the 1997 Incentive Equity Plan, no further shares have been awarded under the 1997 Equity Incentive Plan, although unvested restricted stock remains outstanding under this plan.

In June 2010, the stockholders approved the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan that replaced the 1997 Incentive Equity Plan. A total of 1,000,000 shares of common stock were reserved for issuance of stock options, stock appreciation rights, restricted stock, stock units and performance cash awards under this plan. During the restricted period, the recipient has the right to vote on the restricted shares and receive dividends on the unvested restricted shares. Dividends are accrued on these unvested restricted shares and ultimately paid only if the awards vest.

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

A summary of the unvested restricted stock awarded pursuant to our 1997 Incentive Equity Plan and our 2010 Omnibus Equity Incentive Plan as of December 31, 2012 and changes during the year, are presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	378,372	$32.91
Granted	185,294	45.23
Vested	(235,352)	44.61
Cancelled	(18,869)	40.10

Nonvested at December 31, 2012	309,445	41.69

	2012	2011	2010
Weighted average grant date fair value of restricted stock awards granted	$45.16	$42.42	$27.52
Fair value of restricted stock vested (in millions)	$10.4	$8.5	$6.1

The restrictions terminate at the end of three years from the date of grant and the value of the restricted shares is amortized to expense over that period. Total amortization of stock based compensation related to restricted stock was $6.9 million, $6.0 million and $5.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, the total unrecognized compensation expense for unvested restricted stock awards was $11.0 million. This expense is expected to be recorded over a weighted-average period of 2.3 years.

The following table summarizes the activity of our stock incentive plans in the indicated periods:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	140,000	$19.14	299,650	$17.92	457,650	$15.75
Granted	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Exercised	120,000	19.98	159,650	16.85	158,000	11.63

Outstanding at end of year	20,000	$14.11	140,000	$19.14	299,650	$17.92

Exercisable shares and weighted average exercise price	20,000	$14.11	140,000	$19.14	299,650	$17.92
Shares available for future grants at December 31:
2011 Director Plan	113,124		132,535		—
2010 Omnibus Equity Incentive Plan	657,734		812,909		985,294

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price
$13.10 to $17.44	20,000	$14.11	0.82 years	20,000	$14.11

	20,000	$14.11		20,000	$14.11

ESPP

We have an employee stock purchase plan, or ESPP, that is available to all of our U.S. employees and certain subsidiaries and is qualified under Section 423 of the Internal Revenue Code. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. Prior to 2006, these plans were considered non-compensatory and as such, our financial statements did not reflect any related expense through December 31, 2005. However, effective January 1, 2006, we adopted FASB ASC 718, Stock Compensation, and expense these costs as compensation. Total compensation expense related to the ESPP was $0.2 million, $0.1 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. We have authorized the issuance of up to 400,000 shares of common stock through these plans. At December 31, 2012, there were 238,963 shares remaining in reserve for future issuance. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Stock-Based Compensation”.

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

Executive Deferred Compensation Plan

We maintain an executive deferred compensation plan, or EDC Plan. Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. At December 31, 2012, a total of $3.7 million had been deferred into the Prime plus 2% portion of the plan, which is included in our consolidated balance sheet.

We have established a “Rabbi” trust to hold the stock portion of benefits under the EDC Plan. The funds provided to the trust are invested by a trustee independent of us in our common stock, which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors in the event of bankruptcy or insolvency. Accordingly, the common stock held by the trust and our liabilities under the EDC Plan are included in the accompanying consolidated balance sheets as treasury stock and deferred compensation expense. Dividend equivalents are paid on the stock units at the same rate as dividends on our common stock and are re-invested as additional stock units based upon the fair market value of a share of our common stock on the date of payment of the dividend.

(9) EMPLOYEE BENEFIT PLANS

401(k)

We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $1.6 million, $1.3 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Multi-employer Pension Obligation

Certain current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund (“MNOPF”). At December 31, 2012, we had $4.7 million accrued related to this liability, which reflects all obligations assessed by the fund’s trustee on us. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time. The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2012, however the results will not be published until April or May 2013. The amount and timing of additional potential future obligations relating to underfunding depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, asset performance, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In addition, our obligation could increase if other employers no longer participated in the plan. We made contributions to the plan of $0.8 million, $0.3 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our contributions do not make up more than five percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund (“MNRPF”) in a capacity similar to our participation in the MNOPF. While historically we have not been required to contribute to any deficit in the MNRPF, due to a recent change in the plan rules we have been advised that we will be required to make contributions beginning in 2013. We have also been advised that the actuarial valuation as at March 31, 2011 (the most recent valuation available) identified a total plan deficit. We have accrued an estimate of our share of this deficit totaling $0.1 million during 2012 in anticipation of this obligation.

Norwegian Pension Plans

The Norwegian benefit pension plans include approximately seven of our office employees and 216 seamen and are defined benefit, multiple-employer plans, insured with Nordea Liv. We also have instituted a defined contribution plan in 2008 for shore based personnel that existing personnel could elect to participate in while discontinuing any further obligations in the defined benefit plan. All newly hired shore based personnel are required to join the defined contribution plan. Benefits under the defined benefit plans are based primarily on participants’ years of credited service, wage level at age of retirement and the contribution from the Norwegian National Insurance. A December 31, 2012 measurement date is used for the actuarial computation of the defined benefit pension plans.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Norwegian defined benefit pension plans (in thousands):

	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of the year	$8,625	$8,389
Benefit periodic cost	730	684
Interest cost	288	256
Benefits paid	(351)	(324)
Actuarial (gain) loss	339	(160)
Translation adjustment	637	(220)

Benefit obligation at year end	$10,268	$8,625

	2012	2011
Change in Plan Assets
Fair value of plan assets at beginning of the year	$6,373	$6,019
Actual return on plan assets	351	293
Contributions	1,284	646
Benefits paid	(147)	(149)
Administrative fee	(69)	(68)
Actuarial loss	(919)	(175)
Translation adjustment	493	(193)

Fair value of plan assets at end of year	$7,366	$6,373

	2012	2011
Funded status	$(2,902)	$(2,252)

Amounts recognized in the balance sheet consist of (in thousands):

	December 31,
	2012	2011
Deferred costs and other assets	$20	$108
Other liabilities	1,831	1,922

	Year Ended December 31,
	2012	2011
Components of Net Period Benefit Cost
Service cost	$699	$730
Interest cost	276	273
Return on plan assets	(351)	(292)
Administrative fee	69	68
Recognized net actuarial (gain) loss	1,419	(8)

Net periodic benefit cost	$2,112	$771

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

	2012	2011
Weighted-average assumptions
Discount rate	3.8%	3.1%
Return on plan assets	4.0%	4.8%
Rate of compensation increase	3.5%	3.5%

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

	2012	2011
Equity securities	9%	6%
Property	17%	18%
Held-to-Maturity bonds	36%	44%
Bonds	16%	29%
Other	22%	3%

All asset categories	100%	100%

The investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.

The projected benefit obligation and the fair value of plan assets for the Norwegian pension plan were approximately $10.3 million and $7.4 million, respectively as of December 31, 2012, and $8.6 million and $6.4 million, respectively as of December 31, 2011. We expect to contribute approximately $0.8 million to the Norwegian pension plan in 2013. No plan assets are expected to be returned to us in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ended December 31,	Benefit Payments
2013	$392
2014	409
2015	423
2016	443
2017	465

Total	$2,132

(10) STOCKHOLDERS’ EQUITY

Common Stock Issuances

During 2012, 20,648 shares were issued through the ESPP, generating approximately $0.7 million in proceeds. The provisions of the ESPP are described above in Note 8 in more detail.

A total of 162,653 and 170,252 restricted shares of our stock were granted to certain officers and key employees in 2012 and 2011, respectively, pursuant to our 1997 Incentive Equity Plan and 2010 Omnibus Equity Incentive Plan described above in Note 8, with an aggregate market value of $7.5 million and $7.3 million, respectively, on the grant dates.

Preferred Stock

We are authorized by our Certificate of Incorporation, as amended, to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

Stock Repurchases

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100 million of our issued and outstanding Class A common stock. The stock may be repurchased from time to time on the open market or in privately negotiated transactions. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended December 31, 2012 are as follows:

Repurchase of Equity Securities

Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	—	—	—	—
November 1 - 30	—	—	—	—
December 1 - 31	35,400	$33.93	—	—

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, commencing in the first quarter of 2013, we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2012	2011
Dividends Declared (in thousands)	$26,613	—
Dividend per share	$1.00	—

Reorganization

On February 23, 2010, our stockholders approved a corporate reorganization (the “Reorganization”) and as a result, we have a new Certificate of Incorporation.

The Certificate of Incorporation created two classes of common stock: Class A and Class B, and authorized 60 million shares of each class of common stock. All existing shares were converted to Class A common stock in the Reorganization. These shares contain restrictions that, among other things, limit the maximum permitted percentage of outstanding shares of Class A common stock that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum of 22 percent, collectively, the “Maritime Restrictions”. Any purported transfer that would result in more than 22 percent of the outstanding shares of Class A common stock being owned (of record or beneficially) or controlled by non-U.S. citizens will be void and ineffective. In the event such transfers are unable to be voided, shares in excess of the maximum permitted percentage are subject to automatic sale by a trustee appointed by us or, if such sale is ineffective, redemption by us. In any event such non-U.S. citizen will not be entitled to any voting, dividend or distribution rights with respect to the excess shares and may be required to disgorge any profits, dividends or distributions received with respect to the excess shares. The Class B shares do not have the Maritime Restrictions noted above.

Pursuant to the Reorganization, our Certificate of Incorporation and the Bylaws now require that the Chairman of the Board and chief executive officer, by whatever title, must each be U.S. citizens and not more than a minority of the minimum number of directors of the Board of Directors necessary to constitute a quorum of the Board of Directors (or such other portion as the Board of Directors may determine is necessary to comply with the Jones Act) may be non-U.S. citizens so long as shares of New GulfMark Class A common stock remain outstanding.

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

Our business, assets, liabilities, directors and executive officers did not change as a result of the Reorganization.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in current period results of operations. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in current period results of operations.

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges related to payments under our new-build vessel construction programs and are highly effective, as the terms of the forward contracts approximate the purchase commitments under the related contracts. Any gains or losses resulting from changes in fair value are recognized in construction-in-progress related to the vessel under construction. As of December 31, 2012, we had open foreign currency forward contracts hedging British Pound exposure to 47 million in Euro denominated contract payments due at varying times from January 2013 through July 2013.

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

On February 27, 2012, we announced our intent to issue the new Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under our Old Notes and our Facility Agreement. As a result we no longer had forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated other comprehensive income are released and charged or credited to the underlying expense, in this case interest expense. At September 30, 2012, we had paid down $100.0 million of the $140.0 million outstanding under our Facility Agreement with proceeds from the new Senior Notes. We allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated other comprehensive income to the remaining $40.0 million of Facility Agreement debt. This balance was amortized to interest expense over the remaining life of the interest rate swap, which matured December 31, 2012. We determined that, based upon current market conditions and other factors, liquidation of the interest rate swap was not economically beneficial prior to its scheduled maturity. Accordingly, we elected to retain and hold the interest rate swap to maturity. Since it no longer qualified as a cash flow hedge, it was considered a derivative with no hedging designation. Changes in fair value of the swap were included in earnings in the period of the change. For the year ended December 31, 2012, insignificant losses were recorded related to this derivative.

Early Hedge Settlement

During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of the contracts at the date of settlement. The forecasted payments associated with these settled swaps are related to the Facility Agreement. For reasons discussed above, we reclassified $0.3 million from accumulated other comprehensive income as the forecasted transaction was reduced below $100.0 million to $40.0 million. This balance was amortized into interest expense through December 31, 2012 when the interest rate swap expired based on forecasted payments as of the settlement date.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Derivatives designed as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$ —		$ —		$ —	Fair value of derivative	$3,530

Foreign currency forwards	Other current assets	568		—		—		—

		$ 568		$ —		$ —		$3,530

The following table quantifies the amount of gain or loss recognized during the years ended December 31, and identifies the consolidated statement of operations location:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swaps	$176	$(604)	Interest expense	$3,435	$(3,208)

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

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Financial Instruments

At December 31, 2012, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective. We recognize the fair value of our derivative asset as a Level 2 valuation. The fair value at December 31, 2012 was $0.6 million. We determined the fair value based on the contractual rate in each forward agreement and compared the contractual rate to the forward rate as provided by our counterparty as of December 31, 2012.

We had a fixed-for-floating interest rate swap agreement that was entered into to fix the LIBOR interest rate component on $100.0 million of the outstanding balance on the Facility Agreement. The fixed rate component of the swap was set at 4.145% and was accounted for as a cash flow hedge. In conjunction with the issuance of the new Senior Notes in the first quarter of 2012 and the concurrent repayment of $100.0 million of the Facility Agreement debt, we de-designated hedge accounting for this swap. For the year ended December 31, 2012, $1.1 million related to this interest rate swap was reclassified from other comprehensive income to interest expense. We also reclassified an additional $1.8 million from accumulated other comprehensive income to interest expense as a result of de-designating hedge accounting during the first quarter of 2012. We recognize the fair value of our derivative swap as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by our counterparty as of December 31, 2012. There was no balance for the swap at December 31, 2012.

In 2011, we wrote down the value of a vessel held for sale from its $3.5 million carrying value to its $1.7 million estimated fair value. During 2012, we reduced the carrying value of this asset by an additional $1.2 million. The impairment losses are included in our statement of operations under impairment charges. The fair value was based on third party appraisals.

The following table presents information about our assets (liabilities) measured at fair value on a recurring and non-recurring basis as of December 31, 2012, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value Hedge	$—	$0.6	$—	$0.6
Asset Held For Sale	$—	$0.7	$—	$0.7

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Cash Flow Hedge	$—	$(3.5)	$—	$(3.5)
Asset Held For Sale	$—	$1.7	$—	$1.7

The fair value of the derivative is included in current liabilities on the consolidated balance sheet as of December 31, 2012 and 2011. The asset held for sale is included in other current assets on our consolidated balance sheet as of December 31, 2012.

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

	North Sea	Southeast Asia	Americas	Other	Total
Year Ended December 31, 2012
Revenue	$164,273	$60,504	$164,428	$—	$389,205
Direct operating expenses	84,808	17,150	96,229	—	198,187
Drydock expense	11,587	5,923	15,770	—	33,280
General and administrative expense	16,747	3,755	10,006	24,092	54,600
Depreciation and amortization	19,368	10,604	27,421	2,329	59,722
Impairment charge	1,152	—	—		1,152
(Gain) loss on sale of assets	—	—	(8,744)	3	(8,741)

Operating income (loss)	$30,611	$23,072	$23,746	$(26,424)	$51,005

Cash and cash equivalents	$39,070	$19,497	$113,450	$13,158	$185,175
Long-lived assets(a)(b)	538,460	262,394	555,425	4,572	1,360,851
Total assets	643,492	306,494	786,305	9,383	1,745,674
Capital expenditures	108,767	990	80,251	2,292	192,301
Year Ended December 31, 2011
Revenue	$172,393	$63,754	$145,723	$—	$381,870
Direct operating expenses	81,528	12,006	89,051	—	182,585
Drydock expense	8,563	3,871	3,498	—	15,932
General and administrative expense	12,169	2,852	8,376	22,098	45,495
Depreciation and amortization	19,495	9,738	28,391	1,962	59,586
Impairment charge	1,750	—	—	—	1,750
(Gain) loss on sale of assets	(2,028)	—	10	—	(2,018)

Operating income (loss)	$50,916	$35,287	$16,397	$(24,060)	$78,540

Cash and cash equivalents	$32,554	$22,721	$20,730	$52,812	$128,817
Long-lived assets(a)(b)	424,115	239,985	567,546	4,624	1,236,270
Total assets	521,675	285,027	626,071	67,026	1,499,799
Capital expenditures	40,776	552	8,756	2,174	52,258
Year Ended December 31, 2010
Revenue	$148,740	$66,533	$144,493	$—	$359,766
Direct operating expenses	78,253	10,395	81,990	—	170,638
Drydock expense	7,598	4,796	9,788	—	22,182
General and administrative expense	11,277	2,659	7,798	22,295	44,029
Depreciation and amortization	18,649	8,922	28,321	1,067	56,959
Impairment charge	—	—	97,665	—	97,665
(Gain) loss on sale of assets	(5,246)	—	154	(3)	(5,095)

Operating income (loss)	$38,209	$39,761	$(81,223)	$(23,359)	$(26,612)

Cash and cash equivalents	$47,628	$16,532	$16,123	$16,912	$97,195
Long-lived assets(a)(b)	408,798	249,678	590,436	4,665	1,253,577
Total assets	505,062	292,189	635,582	35,816	1,468,649
Capital expenditures	31,997	34,959	4,456	2,027	73,439

a.	Goodwill is included in the North Sea segment. The Americas segment goodwill was charged to impairment expense in the second quarter of 2010.
b.	Most vessels under construction are included in Other until delivered. Revenue, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel. In 2012, we had $113.6 million in revenue and $374.4 million in long-lived assets attributed to business in the United States, our country of domicile. In 2011, we had $80.8 million in revenue and $393.1 million in long-lived assets attributed to the United States. In 2010, we had $104.5 million in revenue and $462.9 million in long-lived assets attributed to the United States.

(14) UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the two years ended December 31, 2012 and 2011 are as follows:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2012
Revenues	$87,435	$104,884	$101,867	$95,019
Operating income	6,434	25,229	17,548	1,793
Net income (loss)	(2,909)	14,064	13,006	(4,889)
Per share (basic)	($0.11)	$0.53	$0.49	($0.19)
Per share (diluted)	($0.11)	$0.53	$0.49	($0.19)

2011
Revenue	$81,289	$96,911	$103,778	$99,892
Operating income	4,339	20,428	23,194	30,579
Net income (loss)	(1,167)	13,291	14,165	23,645
Per share (basic)	($0.05)	$0.51	$0.54	$0.91
Per share (diluted)	($0.05)	$0.51	$0.54	$0.90

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2012, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2012. KPMG LLP has issued the following opinion on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GulfMark Offshore, Inc.:

We have audited GulfMark Offshore, Inc. and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GulfMark Offshore, Inc. and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GulfMark Offshore, Inc. and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GulfMark Offshore, Inc. and consolidated subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years then ended, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas

February 27, 2013

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3) Exhibits

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010

4.7	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.8	Second Supplemental Indenture, dated as of March 12, 2012, by and among GulfMark Offshore, Inc. and U.S. Bank National Association, as trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 4.2 to our current report on Form 8-K filed on March 12, 2012

4.9	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of March 12, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.10	$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of December 5, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.11	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.6 to our Form 10-K for the year ended December 31, 2011

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.4.2 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.12 to our Form 10-K for the year ended December 31, 2011

10.13	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.14	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.15	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.16	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

10.17	Executive Nonqualified Excess Plan*	Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 27, 2010

10.18	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010*	Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 27, 2010

10.19	Form of the Executive Nonqualified Excess Plan Participation Agreement*	Exhibit 10.3 to our quarterly report on Form 10-Q filed on October 27, 2010

10.20	GulfMark Offshore, Inc. Deferred Compensation Plan *	Appendix C to our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.21	GulfMark Offshore, Inc. 2011 Non-Employee Director Share Incentive Plan *	Appendix B of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.22	GulfMark Offshore, Inc. 2011 Employee Stock Purchase Plan*	Appendix A of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.23	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.24	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.25	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.26	Employment Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.1 to our current report on Form 8-K filed on March 21, 2011

10.27	Change of Control Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.2 to our current report on Form 8-K filed on March 21, 2011

10.28	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.29	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.30	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.31	GM Offshore, Inc. Supplemental Income Plan effective as of January 1, 2000*	Exhibit 10.34 to our annual report on Form 10-K filed on February 24, 2011

10.32	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by Bruce A. Streeter*	Exhibit 10.36 to our annual report on Form 10-K filed on February 24, 2011

10.33	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 28, 2010, between GulfMark Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.37 to our annual report on Form 10-K filed on February 24, 2011

10.34	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 10, 2012, between GulfMark Offshore, Inc. and Bruce A. Streeter *	Exhibit 10.1 to our current report on Form 8-K filed on February 15, 2012

10.35	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by John E. Leech*	Exhibit 10.39 to our annual report on Form 10-K filed February 24, 2011

10.36	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 29, 2010, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.40 to our annual report on Form 10-K filed February 24, 2011

10.37	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 9, 2012, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on February 15, 2012

10.38	U.S. $25.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others dated June 1, 2006, as Amended and Restated by a First Supplemental Agreement dated June 5, 2008	Exhibits 10.24 and 10.25 to our quarterly report on Form 10-Q filed on July 31, 2008

10.39	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.39 to our Form 10-K for the year ended December 31, 2011

10.40	U.S. $30.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.40 to our Form 10-K for the year ended December 31, 2011

10.41	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Marine Far East Pte. Ltd. And DnB NOR Bank ASA and others dated June 5, 2008	Exhibit 10.26 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.42

U.S. $200.0 million Facility Agreement among GulfMark

Americas, Inc., as borrower, GulfMark Offshore, Inc., as

guarantor, The Royal Bank of Scotland plc, as arranger, as

agent of the Finance Parties and as security trustee for the

Secured Parties, and the lenders that are parties thereto, dated

December 17, 2009

Exhibit 10.1 to our current report on Form 8-K filed on December 17, 2009

10.43	Amendment Agreement dated January 26, 2012, among GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as parent and original guarantor, and The Royal Bank of Scotland plc, as original lender, arranger, agent and security agent, relating to the U.S. $200.0 million Facility Agreement dated December 17, 2009	Exhibit 10.1 to our current report on Form 8-K filed on January 26, 2012

10.44	U.S. $150.0 million Multicurrency Facility Agreement dated September 21, 2012, between GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, the financial institutions listed in Part 2 of Schedule 1 thereto, as lenders, The Royal Bank of Scotland plc, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., as arrangers, and The Royal Bank of Scotland plc, as agent of the finance parties thereto, and as security trustee for the secured parties thereunder	Exhibit 10.1 to our current report on Form 8-K filed September 26, 2012

10.45	Amendment Agreement dated February 25, 2013, among GulfMark Americas, Inc., as original borrower, and GulfMark Offshore, Inc., as parent and original guarantor and the Royal Bank of Scotland plc, as agent, relating to the U.S. $150.0 million Facility Agreement originally dated September 21, 2012.	Exhibit 10.1 to our current report on Form 8-K filed February 26, 2013

10.46	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of March 1, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.	Exhibit 1.1 to our current report on Form 8-K filed on March 3, 2012

10.47	$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of November 30, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.	Exhibit 1.1 to our current report on Form 8-K filed on December 6, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of UHY LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income (Loss) (v) Consolidated Statements of Stockholders’ Equity (vi) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed herewith

* Denotes compensation arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)

By:	/s/ Bruce A. Streeter
Bruce A. Streeter
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 27 , 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce A. Streeter Bruce A. Streeter	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2013

/s/ Quintin V. Kneen Quintin V. Kneen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Samuel R. Rubio Samuel R. Rubio	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/s/ David J. Butters David J. Butters	Director	February 27, 2013

/s/ Peter I. Bijur Peter I. Bijur	Director	February 27, 2013

/s/ Brian R. Ford Brian R. Ford	Director	February 27, 2013

/s/ Louis S. Gimbel, 3rd Louis S. Gimbel 3rd	Director	February 27, 2013

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	February 27, 2013

/s/ Robert B. Millard Robert B. Millard	Director	February 27, 2013

/s/ Rex C. Ross Rex C. Ross	Director	February 27, 2013

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of July 21, 2004, between GulfMark Offshore, Inc., as the Company, and U.S. Bank National Association, as Trustee, including a form of the Company’s 7.75% Senior Notes due 2014	Exhibit 4.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004

4.5	First Supplemental Indenture, dated as of February 24, 2010, between GulfMark Offshore, Inc. (f/k/a New GulfMark Offshore, Inc.), as the Company and U.S. Bank Association, as Trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 10.1 to our current report on Form 8-K filed on February 24, 2010

4.6	Form of Debt Securities Indenture (Including Form of Note for Debt Securities)	Exhibit 4.7 to our Post-Effective Amendment No. 2/A to our Registration Statement on Form S-3 filed on May 14, 2010

4.7	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.8	Second Supplemental Indenture, dated as of March 12, 2012, by and among GulfMark Offshore, Inc. and U.S. Bank National Association, as trustee, for the Company’s 7.75% Senior Notes due 2014	Exhibit 4.2 to our current report on Form 8-K filed on March 12, 2012

4.9	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of March 12, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.10	$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of December 5, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.11	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.6 to our Form 10-K for the year ended December 31, 2011

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.4.2 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.12 to our Form 10-K for the year ended December 31, 2011

10.13	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.14	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.15	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.16	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

10.17	Executive Nonqualified Excess Plan*	Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 27, 2010

10.18	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010*	Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 27, 2010

10.19	Form of the Executive Nonqualified Excess Plan Participation Agreement*	Exhibit 10.3 to our quarterly report on Form 10-Q filed on October 27, 2010

10.20	GulfMark Offshore, Inc. Deferred Compensation Plan *	Appendix C to our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.21	GulfMark Offshore, Inc. 2011 Non-Employee Director Share Incentive Plan *	Appendix B of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.22	GulfMark Offshore, Inc. 2011 Employee Stock Purchase Plan*	Appendix A of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.23	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.24	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.25	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.26	Employment Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.1 to our current report on Form 8-K filed on March 21, 2011

10.27	Change of Control Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.2 to our current report on Form 8-K filed on March 21, 2011

10.28	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.29	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.30	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.31	GM Offshore, Inc. Supplemental Income Plan effective as of January 1, 2000*	Exhibit 10.34 to our annual report on Form 10-K filed on February 24, 2011

10.32	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by Bruce A. Streeter*	Exhibit 10.36 to our annual report on Form 10-K filed on February 24, 2011

10.33	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 28, 2010, between GulfMark Offshore, Inc. and Bruce A. Streeter*	Exhibit 10.37 to our annual report on Form 10-K filed on February 24, 2011

10.34	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 10, 2012, between GulfMark Offshore, Inc. and Bruce A. Streeter *	Exhibit 10.1 to our current report on Form 8-K filed on February 15, 2012

10.35	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by John E. Leech*	Exhibit 10.39 to our annual report on Form 10-K filed February 24, 2011

10.36	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 29, 2010, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.40 to our annual report on Form 10-K filed February 24, 2011

10.37	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 9, 2012, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on February 15, 2012

10.38	U.S. $25.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Offshore, Inc. and DnB NOR Bank ASA and others dated June 1, 2006, as Amended and Restated by a First Supplemental Agreement dated June 5, 2008	Exhibits 10.24 and 10.25 to our quarterly report on Form 10-Q filed on July 31, 2008

10.39	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between Gulf Offshore N.S. Limited and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.39 to our Form 10-K for the year ended December 31, 2011

10.40	U.S. $30.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Rederi AS and DnB NOR Bank ASA and others dated June 1, 2006	Exhibit 10.40 to our Form 10-K for the year ended December 31, 2011

10.41	U.S. $60.0 million Secured Reducing Revolving Loan Facility Agreement between GulfMark Marine Far East Pte. Ltd. And DnB NOR Bank ASA and others dated June 5, 2008	Exhibit 10.26 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008

10.42

U.S. $200.0 million Facility Agreement among GulfMark

Americas, Inc., as borrower, GulfMark Offshore, Inc., as

guarantor, The Royal Bank of Scotland plc, as arranger, as

agent of the Finance Parties and as security trustee for the

Secured Parties, and the lenders that are parties thereto, dated December 17, 2009

Exhibit 10.1 to our current report on Form 8-K filed on December 17, 2009

10.43	Amendment Agreement dated January 26, 2012, among GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as parent and original guarantor, and The Royal Bank of Scotland plc, as original lender, arranger, agent and security agent, relating to the U.S. $200.0 million Facility Agreement dated December 17, 2009	Exhibit 10.1 to our current report on Form 8-K filed on January 26, 2012

10.44	U.S. $150.0 million Multicurrency Facility Agreement dated September 21, 2012, between GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, the financial institutions listed in Part 2 of Schedule 1 thereto, as lenders, The Royal Bank of Scotland plc, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., as arrangers, and The Royal Bank of Scotland plc, as agent of the finance parties thereto, and as security trustee for the secured parties thereunder	Exhibit 10.1 to our current report on Form 8-K filed September 26, 2012

10.45	Amendment Agreement dated February 25, 2013, among GulfMark Americas, Inc., as original borrower, and GulfMark Offshore, Inc., as parent and original guarantor and the Royal Bank of Scotland plc, as agent, relating to the U.S. $150.0 million Facility Agreement originally dated September 21, 2012.	Exhibit 10.1 to our current report on Form 8-K filed February 26, 2013

10.46	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of March 1, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.	Exhibit 1.1 to our current report on Form 8-K filed on March 3, 2012

10.47	$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of November 30, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.	Exhibit 1.1 to our current report on Form 8-K filed on December 6, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of UHY LLP	Filed herewith

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101	The following materials from GulfMark Offshore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income (Loss) (v) Consolidated Statements of Stockholders’ Equity (vi) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. *Denotes compensation arrangements.	Filed herewith

*Denotescompensation arrangements.