Form 10-Q
period 2013-03-31
GULFMARK OFFSHORE INC
filed 2013-04-30
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of April 29, 2013:  26,698,855.
(Exhibit Index Located on Page 30)

GulfMark Offshore, Inc.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$119,088	$185,175
Trade accounts receivable, net of allowance for doubtful accounts of $2,607 and $3,250, respectively	92,319	85,706
Other accounts receivable	9,337	8,506
Prepaid expenses and other current assets	26,867	25,186
Total current assets	247,611	304,573

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $389,830 and $389,469, respectively	1,104,674	1,136,360
Construction in progress	202,509	169,429
Goodwill	31,824	33,438
Intangibles, net of accumulated amortization of $13,696 and $12,975, respectively	20,903	21,624
Cash held in escrow	39,099	47,028
Deferred costs and other assets	32,562	33,222
Total assets	$1,679,182	$1,745,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,936	$29,089
Income and other taxes payable	4,698	6,262
Accrued personnel costs	21,564	23,656
Accrued interest expense	1,481	9,327
Other accrued liabilities	11,657	11,402
Total current liabilities	63,336	79,736
Long-term debt	500,969	500,999
Long-term income taxes:
Deferred tax liabilities	105,862	105,867
Other income taxes payable	22,175	23,665
Other liabilities	8,059	7,525
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,064 and 26,941 shares issued and 26,699 and 26,906 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	268	266
Additional paid-in capital	391,849	389,881
Retained earnings	575,371	579,062
Accumulated other comprehensive income	24,246	59,875
Treasury stock, at cost	(23,453)	(11,533)
Deferred compensation expense	10,500	10,331
Total stockholders' equity	978,781	1,027,882
Total liabilities and stockholders' equity	$1,679,182	$1,745,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenue	$96,888	$87,435
Costs and expenses:
Direct operating expenses	53,137	48,809
Drydock expense	8,560	6,196
General and administrative expenses	10,950	12,116
Depreciation and amortization	15,170	15,029
Gain on sale of assets	-	(1,149)
Total costs and expenses	87,817	81,001
Operating income	9,071	6,434
Other income (expense):
Interest expense	(6,381)	(8,865)
Interest income	57	78
Loss on extinguishment of debt	-	(1,930)
Foreign currency gain and other	513	538
Total other expense	(5,811)	(10,179)
Income (loss) before income taxes	3,260	(3,745)
Income tax (expense) benefit	(389)	836
Net income (loss)	$2,871	$(2,909)
Net income (loss) per share:
Basic	$0.11	$(0.11)
Diluted	$0.11	$(0.11)
Weighted average shares outstanding:
Basic	26,043	25,997
Diluted	26,051	25,997

Cash dividend declared per common share	$0.25	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$2,871	$(2,909)
Comprehensive income:
Gain on cash flow hedge, net of tax (1)	-	1,153
Foreign currency gain (loss)	(35,629)	19,442
Total comprehensive income (loss)	$(32,758)	$17,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) Net of income tax expense of $1.4 million for the three months ended March 31, 2012.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2012	$266	$389,881	$579,062	$59,875	(367)	$(11,533)	$10,331	$1,027,882
Net income	-	-	2,871	-	-	-	-	2,871
Issuance of common stock	2	1,919	-	-	-	-	-	1,921
Deferred compensation plan	-	49	-	-	(3)	(169)	169	49
Stock repurchases	-	-	-	-	(329)	(11,751)	-	(11,751)
Cash dividends declared	-	-	(6,562)	-	-	-	-	(6,562)
Translation adjustment	-	-	-	(35,629)	-	-	-	(35,629)
Balance at March 31, 2013	$268	$391,849	$575,371	$24,246	(699)	$(23,453)	$10,500	$978,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,871	$(2,909)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operations:
Depreciation and amortization	15,170	15,029
Gain on sale of assets	-	(1,149)
Amortization of stock-based compensation	1,689	1,555
Amortization of deferred financing costs	372	1,769
Loss on extinguishment of debt	-	686
Provision for doubtful accounts receivable, net of write-offs	(442)	23
Deferred income tax provision	112	97
Foreign currency transaction gain	(598)	(670)
Change in operating assets and liabilities:
Accounts receivable	(9,499)	(286)
Prepaids and other	(1,300)	(3,742)
Accounts payable	(4,354)	5,422
Other accrued liabilities and other	(10,178)	(4,404)
Net cash provided by (used in) operating activities	(6,157)	11,421
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(45,908)	(35,605)
Release of deposits held in escrow	7,945	-
Proceeds from disposition of vessels and equipment	638	6,350
Net cash used in investing activities	(37,325)	(29,255)
Cash flows from financing activities:
Proceeds from issue of 6.375% Senior Notes	-	300,000
Repayment of 7.75% Senior Notes	-	(80,258)
Repayments of secured credit facility	-	(101,667)
Borrowings under revolving loan facility, net	-	974
Cash dividends	(6,604)	-
Stock repurchases	(12,389)	-
Debt issuance costs	(1,579)	(8,851)
Debt extinguishment cost	-	(1,244)
Proceeds from exercise of stock options	-	698
Proceeds from issuance of stock	234	240
Net cash provided by (used in) financing activities	(20,338)	109,892
Effect of exchange rate changes on cash	(2,267)	1,276
Net increase in cash and cash equivalents	(66,087)	93,334
Cash and cash equivalents at beginning of the period	185,175	128,817
Cash and cash equivalents at end of period	$119,088	$222,151
Supplemental cash flow information:
Interest paid, net of interest capitalized	$13,858	$8,251
Income taxes paid, net	977	1,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(1)           GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries and predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2012, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Income (loss):
Net income (loss)	$2,871	$(2,909)
Less: Distributions on participating securities	(11)	-
Less: Undistributed income allocated to participating securities	-	-
Basic	$2,882	$(2,909)
Diluted	$2,871	$(2,909)
Shares:
Basic
Weighted-average common shares outstanding	26,043	25,997
Dilutive effect of stock options and restricted stock awards	8	-
Diluted	26,051	25,997
Income (loss) per common share:
Basic	$0.11	$(0.11)
Diluted	$0.11	$(0.11)

We incurred a net loss for the three month period ended March 31, 2012.  As a result, there is no dilutive effect of stock options or restricted stock and both basic and diluted loss per share are the same.

(2)           VESSEL ACQUISITIONS AND DISPOSITIONS

In January 2013, we sold a vessel that was being held for sale that was not included in our fleet numbers.  The net proceeds totaled $0.7 million and there was no gain or loss on the sale.

Interest is capitalized in connection with the construction of vessels.  During the three month periods ended March 31, 2013 and March 31, 2012 we capitalized $2.7 million and $0.7 million of interest, respectively.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). The estimated total cost of these initial six vessels is $228.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.0 million. The first of these vessels is scheduled to be delivered in the third quarter of 2013 and the last is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico at an estimated total cost of $72.0 million. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs at an estimated total cost of $96.0 million. We expect deliveries of these four vessels in the third and fourth quarter of 2013, the third quarter of 2014 and the first quarter of 2015, respectively.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds (U.S. flagged PSVs) described in the table below. Progress payments will be drawn from escrow as they become due. The amount held in escrow is segregated from cash and cash equivalents and is presented in long-term assets on our March 31, 2013 balance sheet. As of March 31, 2013, the total amount held in escrow was $39.1 million. Funds in the escrow account are invested in United States government securities.

The following tables illustrate the details of the vessels under construction, the vessels acquired, the vessels disposed of and the vessels classified as held for sale as indicated.

Vessels Under Construction as of April 30, 2013
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Remontowa	N. Sea	LgPSV	Q3 2013	291	9,574	5,100	$37.0
Remontowa	N. Sea	LgPSV	Q3 2013	291	9,574	5,100	$37.0
Remontowa	N. Sea	LgPSV	Q3 2013	260	9,574	4,000	$34.0
Rosetti Marino	N. Sea	LgPSV	Q4 2013	246	8,457	3,000	$31.0
Rosetti Marino	N. Sea	LgPSV	Q1 2014	246	8,457	3,000	$31.0
Simek	N. Sea	LgPSV	Q3 2013	304	11,935	4,700	$58.0
Simek	N. Sea	LgPSV	Q1 2014	304	11,935	4,700	$60.0
Thoma-Sea	Americas	LgPSV	Q3 2013	271	9,990	3,600	$36.0
Thoma-Sea	Americas	LgPSV	Q4 2013	271	9,990	3,600	$36.0
BAE Systems	Americas	LgPSV	Q3 2014	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q1 2015	286	10,960	5,300	$48.0

Note: Final cost may differ due to foreign currency fluctuations

(1) LgPSV - Large Platform Supply Vessel
PSV - Platform Supply Vessel
SpV - Specialty Vessel
Crew - Crewboat
(2)BHP - Brake Horsepower
(3)DWT - Deadweight Tons

Vessels Disposed of Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350	Jan-13

(3)           LONG-TERM DEBT

Our long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	-	-
	500,000	500,000
Debt Premium	969	999
Total	$500,969	$500,999

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	500,000
Total	$500,000

Senior Notes Due 2022

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes due 2022. On December 5, 2012, we issued an additional $200.0 million of senior notes with substantially the same terms as the previous $300.0 million issuance (together with the original issue, the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date. In conjunction with the Senior Note offering, we incurred $12.7 million in debt issuance costs which are included in our balance sheet under deferred costs and other assets and are being amortized into interest cost over the life of the Senior Notes using the effective interest method. We used the proceeds from the issuance of the Senior Notes to repay amounts outstanding under our $160.0 million aggregate principal amount of 7.75% senior notes (the “Old Notes”) and under  our facility agreement which was subsequently terminated in December 2012 (the “Old Facility”). In conjunction with the retirement of the Old Notes and the repayment of our Old Facility, we recognized a loss on extinguishment of debt of $4.2 million.

At March 31, 2013, the fair value of the Senior Notes, based on quoted market prices, was approximately $520.6 million, compared to a carrying amount of $501.0 million.

Multicurrency Facility Agreement

On September 21, 2012, we entered into a Multicurrency Facility Agreement, which was amended on February 25, 2013, (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions as lenders (the “Lenders”). The Multicurrency Facility Agreement has a scheduled maturity date of September 21, 2017 and commits the Lenders to provide loans up to an aggregate principal amount of $150.0 million at any one time outstanding, subject to certain terms and conditions. Loans under the Multicurrency Facility Agreement accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. In addition, the Multicurrency Facility Agreement provides for loans to be made in currencies other than U.S. Dollars with approval of the Lenders. We paid fees to the arrangers, the agent and the security trustee totaling $2.7 million, which fees are being amortized into interest cost over the life of the Multicurrency Facility Agreement using the effective interest method.

The Multicurrency Facility Agreement is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty party to the Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At March 31, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

Norwegian Facility Agreement

We are in the final stages of negotiating an agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The Norwegian Facility Agreement will have a scheduled maturity date of September 30, 2017 and will commit the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $102.5 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement will accrue interest at LIBOR, plus an applicable margin based on our leverage ratio.

The Norwegian Facility Agreement will be secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty party to the Norwegian Facility Agreement.

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

In recent years, we repatriated cash from our foreign subsidiaries current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations was approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses.

(5)           STOCKHOLDERS’ EQUITY

Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A common stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in privately negotiated transactions, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended March 31, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, we intend to pay a recurring quarterly cash dividend of $0.25 per share beginning in 2013. The Board of Directors declared the following dividends for the quarters ended March 31:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Dividends Declared (in thousands)	$6,562	-
Dividend per share	$0.25	-

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

We have recently been made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of March 31, 2013 for any liabilities associated with a possible future assessment. We can’t predict whether any such tax assessment may be made in the future.

(7)           DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in the current period’s results of operations. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the current period’s results of operations.

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges related to payments under our new-build vessel construction programs and are highly effective, as the terms of the forward contracts approximate the purchase commitments under the related contracts. Any gains or losses resulting from changes in fair value are recognized in construction-in-progress related to the vessel under construction.  As of March 31, 2013, we had open foreign currency forward contracts hedging Pounds Sterling exposure to $18.0 million in Euro denominated contract payments due at varying times from April 2013 through July 2013.

We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our Old Facility variable-rate debt.  The swap was designated as a cash flow hedge. The terms of this swap, including reset dates and floating rate indices, matched those of our underlying variable-rate debt and no ineffectiveness was recorded in prior periods.

On February 27, 2012, we announced our intent to issue the Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under the Old Facility and Old Notes and as a result we no longer had forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated OCI are released and charged or credited to the underlying expense, in this case interest expense. We paid down amounts outstanding under the Old Facility in varying amounts over the remainder of 2012. As a result, we allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated OCI to amounts remaining outstanding under the Old Facility. We amortized these amounts to interest expense over the remaining life of the interest rate swap which matured December 31, 2012. We elected to retain and hold the interest rate swap until December 31, 2012. Since it no longer qualified as a cash flow hedge, it was considered a derivative with no hedging designation. Changes in fair value of the swap were included in earnings in the period of the change.  No significant gain or losses were recorded related to this derivative.  As of first quarter 2013, we have no outstanding derivatives or cash flow hedges.

Early Hedge Settlement

During December 2009, we cash settled certain interest rate swap contracts prior to their scheduled settlement dates. As a result of these transactions, we paid $6.4 million in cash, which represented the fair value of the contracts at the date of settlement. The forecasted payments associated with these settled swaps are related to the Old Facility. For reasons discussed above, we reclassified $0.3 million from accumulated OCI as the forecasted transaction was reduced and the remaining during 2012. This balance was amortized into interest expense through December 31, 2012 when the interest rate swap expires based on forecasted payments as of the settlement date.

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Derivatives designed as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign Currency Forwards		$621		$568	Fair value of derivative	$-	Fair value of derivative	$-
		$621		$568		$-		$-

The following tables quantify the amount of gain or loss recognized during the quarters ended March 31, and identify the consolidated statement of operations location:

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Interest rate swaps	$-	$(176)	Interest expense	$-	$(2,683)

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

Financial Instruments

At December 31, 2012, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective. We recognize the fair value of our derivative asset as a Level 2 valuation. The fair value at March 31, 2013 was $0.6 million. We determined the fair value based on the contractual rate in each forward agreement and compared the contractual rate to the forward rate as provided by our counterparty as of March 31, 2013.

The following table presents information about our assets (liabilities) measured at fair value on a recurring and non-recurring basis as of March 31, 2013, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value Hedge	$-	$0.6	$-	$0.6

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value Hedge	$-	$0.6	$-	$0.6

(9)           NEW ACCOUNTING PRONOUNCEMENTS

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2013-01 does not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted.  The adoption of ASU 2013-02 does not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are applied retrospectively to all prior periods presented for those obligations within the scope of this ASU that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The adoption of ASU 2013-04 will not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of Cumulative Translation Adjustment in partial sales of equity method investments and in step acquisitions.  For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments must be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of ASU No. 2013-05 will not have a material impact on our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2013
Revenue	$40,622	$9,738	$46,528	$-	$96,888
Direct operating expenses	23,197	6,145	23,795	-	53,137
Drydock expense	2,583	3,106	2,871	-	8,560
General and administrative	3,304	1,267	2,442	3,937	10,950
Depreciation expense	5,094	2,807	6,673	596	15,170
Operating income (loss)	$6,444	$(3,587)	$10,747	$(4,533)	$9,071

Quarter Ended March 31, 2012
Revenue	$37,663	$14,225	$35,547	$-	$87,435
Direct operating expenses	20,020	3,803	24,986	-	48,809
Drydock expense	3,551	2,290	355	-	6,196
General and administrative	3,667	773	2,601	5,075	12,116
Depreciation expense	4,761	2,510	7,178	580	15,029
Gain on sale of assets	-	-	(1,149)	-	(1,149)
Operating income (loss)	$5,664	$4,849	$1,576	$(5,655)	$6,434

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 79 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At April 30, 2013, our active fleet includes 70 owned vessels and nine managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks.  During the first three months of 2013, we completed 257 drydock days, compared to 136 in the same period last year.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position.  For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2012.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated.  This fleet generates substantially all of our revenues and operating profit.  We use the information that follows to evaluate the performance of our business.

	Three Months Ended March 31,
	2013	2012
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$40,622	$37,663
Southeast Asia Based Fleet	9,738	14,225
Americas Based Fleet	46,528	35,547

Average Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$19,933	$19,351
Southeast Asia Based Fleet	13,734	14,336
Americas Based Fleet	20,363	15,634

Overall Utilization (a) (b):
North Sea Based Fleet	89.9%	87.8%
Southeast Asia Based Fleet	50.3%	78.0%
Americas Based Fleet	88.1%	74.0%

Average Owned/Chartered Vessels (a) (d):
North Sea Based Fleet (c)	25.0	24.0
Southeast Asia Based Fleet	16.0	14.3
Americas Based Fleet	29.0	34.4
Total	70.0	72.7

(a)	Includes all owned or bareboat chartered vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

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

Comparison of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012

For the quarter ended March 31, 2013, we had net income of $2.9 million, or $0.11 per diluted share, on revenues of $96.9 million. In comparison, for the same period in 2012, we had a net loss of $2.9 million, or ($0.11) per diluted share, on revenues of $87.4 million.

Our revenues for the quarter ended March 31, 2013 increased $9.5 million, or 10.8%, compared to the first quarter of 2012. The increase in revenue was due mainly to the overall increase in day rates from $16,740 in the first quarter of 2012 to $19,240 in the current quarter, partially offset by the effect of the strengthening U.S. Dollar, which together resulted in the increase in revenue of $9.2 million.  Our capacity was affected by the sale and purchases of vessels in 2012 and the effect of the extra day in the 2012 quarter. Overall, capacity activity increased revenue by $0.7 million.  In contrast, utilization increased slightly from the previous year quarter; however, due to the mix of days worked associated with vessels with lower day rates the effect reduced revenue by $0.4 million.

Operating income increased $2.6 million compared with the first quarter of 2012. The increase is due primarily to higher revenue, offset by the increase in direct operating cost of $4.3 million. Drydock expense increased by $2.4 million due to a higher number of drydock days during the current year quarter.  This was offset partially by general and administrative expense, which decreased by $1.2 million compared to the 2012 quarter.

North Sea

Revenues in the North Sea region increased by $3.0 million to $40.6 million in the first quarter of 2013. Utilization increased by 2 percentage points when compared to the 2012 quarter, which increased revenue by $1.5 million. Capacity effects due to the purchase of one vessel during 2012, partially offset by the effect of one fewer day in the 2013 quarter, increased overall revenue by $1.7 million in the 2013 quarter.  Day rates increased from $19,351 in the first quarter of 2012, to $19,933 in the current year quarter; however, due to the mix of days worked associated with vessels with lower day rates the effect reduced revenue by $0.2 million. Operating income increased $0.8 million from the prior year quarter due mainly to higher revenue and lower drydock expenses, partially offset by higher direct operating expenses due to increased crew wages and benefits. General and administrative expense decreased $0.4 million.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $4.5 million to $9.7 million in the first quarter of 2013. Lower utilization in the region decreased revenue by $6.8 million as utilization rates decreased by 28 percentage points from the prior year quarter. Capacity effects, due to the arrival of two vessels from our Americas region in 2012 offset by one fewer day in the current year quarter, increased revenue by $1.5 million. Day rates in the region decreased from $14,336 in 2012 to $13,734 in the current quarter; however, due to the mix of days worked associated with vessels with higher day rates, the effect increased revenue by $0.8 million.  We had an operating loss of $3.6 million in the first quarter of 2013 compared to operating income of $4.8 million in the same 2012 quarter. The decrease is due mainly to lower revenue combined with higher direct operating expenses of $2.3 million resulting from the addition of two vessels. Drydock expense also increased in the first quarter of 2013 by $0.8 million as a result of 44 more drydock days compared to the prior year quarter.  General and administrative expense increased by $0.5 million in the first quarter of 2013 due mainly to the effects of our prior year management restructuring in the region.

Americas

The Americas region revenues increased by $11.0 million, or 30.9%, to $46.5 million in the first quarter of 2013. Day rates increased from $15,634 in the first quarter of 2012 to $20,363 in the current year quarter, which positively impacted revenue by $8.6 million. Higher utilization increased revenue by $3.9 million as utilization rates increased by 14 percentage points compared to the prior year quarter.  The capacity effects, due to sales and purchases of vessels and the transfer of two vessels to the Southeast Asia region combined with one fewer day in the current year quarter, decreased revenue by $1.5 million. The region had operating income of $10.7 million in the current quarter, compared to operating income of $1.6 million in the prior year quarter. The increase is due to the increase in revenue combined with a decrease in direct operating cost, resulting from the departure of two vessels, offset by higher drydock expense of $1.2 million as a result of higher drydock days in the current year quarter.  General and administrative expense was $2.6 million in the first quarter of 2012 compared to $2.4 million in 2013.

Other

Other expenses in the first quarter of 2013 decreased by $4.4 million compared to the prior year quarter. In the 2012 quarter, we incurred expenses related to the extinguishment of previously outstanding debt which was paid down with proceeds from our Senior Notes. Such expenses totaled $4.4 million, of which $1.9 million was a loss on extinguishment of debt and $2.5 million was a result of acceleration of amortization of amounts included in accumulated OCI related to the previously outstanding debt.

Tax Rate

Our effective tax rate for the first quarter of 2013 was 12.1%. This compares to a 12.7% effective tax rate benefit in the first quarter of 2012, excluding unusual items. The change in rate from the prior year is primarily attributable to the earnings mix between our higher and lower tax jurisdictions.

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

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV.  The estimated cost of these seven PSVs is $288.0 million. In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs.  The estimated total cost of these four PSVs is approximately $168.0 million.

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

We used the proceeds from the issuance of the Senior Notes to repay amounts outstanding under our Old Notes and under our Old Facility. The issuance of Senior Notes has allowed us to extend a substantial portion of our debt maturities for ten years and to require only interest payments in the interim.

In the third quarter of 2012, we entered into our Multicurrency Facility Agreement that provides us with $150.0 million of borrowing capacity, secured by our Americas region vessels, through September 2017. At March 31, 2013, we were in compliance with all the covenants under this agreement and had no amounts outstanding.

In addition, we are continuing negotiations for a Norwegian Facility Agreement with a scheduled maturity date of September 2017 and providing us with a $600.0 million NOK (approximately $102.5 million) revolving credit facility that will have similar terms as the Multicurrency Facility Agreement; however, there is no assurance that we will finalize this agreement.

For a discussion of our stock repurchase program and declaration of cash dividend payments, see Part II, Item 2 “Unregistered Sales of Equity Security and Use of Proceeds – Repurchase of Equity Securities”.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $25.0 million in 2013, of which we have expensed $8.6 million in the first three months of 2013.

Net working capital at March 31, 2013, was $184.3 million. Net cash used in operating activities was $6.2 million for the three months ended March 31, 2013. Net cash used in investing activities was $37.3 million. Net cash used in financing activities was $20.3 million.

At March 31, 2013, we had approximately $119.1 million of cash on hand and no amounts drawn under our Multicurrency Facility Agreement, and $500.0 million outstanding under our Senior Notes. At March 31, 2013, we had approximately $150.0 million of borrowing capacity under our Multicurrency Facility Agreement.

As of March 31, 2013, approximately 53% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2012 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

In recent years, we repatriated cash from our foreign subsidiaries from current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations was approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses. If any portion of the unremitted earnings were ever foreseen to not be permanently reinvested outside the U.S., or if we elect to repatriate a portion of current year foreign earnings, U.S. income tax expense would be required to be recognized and that expense could be material. Although subject to certain limitations, our U.S. net operating loss carryforwards and foreign tax credit carryforwards could be used to reduce a portion or all of the U.S. cash tax requirements of any such future foreign cash repatriations.

We anticipate that cash on hand, future cash flow from operations for 2013, and access to our revolving credit facilities will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 41.9% of our total consolidated revenue and $6.4 million in operating income for the three months ended March 31, 2013.  Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first quarters of 2013 and 2012, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	2013	2012
	1 US$ =

GBP	0.645	0.636
NOK	5.631	5.784
Euro	0.757	0.762
Brazilian Real	1.997	1.766
Singapore Dollar	1.238	1.263

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

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels.  In this regard, in June 2012, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future payments for the construction of new vessels. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. There was a $0.6 million derivative asset under these contracts at March 31, 2013. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at March 31, 2013, is $24.2 million in accumulated OCI primarily relating to the change in exchange rates at March 31, 2013 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Form 10-K for the year ended December 31, 2012, filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 6.375% Senior Notes and our Multicurrency Facility Agreement. At March 31, 2013, the fair value of the Senior Notes, based on quoted market prices, was approximately $520.6 million, compared to a carrying amount of $501.0 million.

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

As of December 31, 2012, our management determined that our internal controls over financial reporting were effective.  Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent public accounting firm, as stated in our Form 10-K for the year ended December 31, 2012 filed with the SEC.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A common stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in previously negotiated transactions, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time.  At March 31, 2013, $86.7 million remains available to repurchase shares under the stock repurchase program.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended March 31, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the quarter ended March 31:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Dividends Declared (in thousands)	$6,562	-
Dividend per share	$0.25	-

ITEM 6.	EXHIBITS

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

Date: April 30, 2013

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
Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.6
$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of December 5, 2012, by among GulfMark Offshore, Inc. and Wells Fargo Securities, LLC, as the representative of the several initial purchasers named therein
Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

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
Exhibit 10.1 to our current report on Form 8-K filed on February 26, 2013

31.1	Section 302 Certification for B.A. Streeter	Filed herewith

31.2	Section 302 Certification for Q.V. Kneen	Filed herewith

32.1	Section 906 Certification furnished for B.A. Streeter	Filed herewith

32.2	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

101
The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31,  2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.
Filed herewith