Form 10-Q
period 2013-06-30
GULFMARK OFFSHORE INC
filed 2013-07-23
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

GULFMARK OFFSHORE, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

001-33607

(Commission file number)

76-0526032

(I.R.S. Employer Identification No.)

842 West Sam Houston Parkway North, Suite 400, Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

(713) 963-9522

(Registrant's telephone number, including area code)

10111 Richmond Avenue, Suite 340, Houston, Texas 77042

(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of July 19, 2013: 27,153,352.

(Exhibit Index Located on Page 33)

GulfMark Offshore, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$72,701	$185,175
Trade accounts receivable, net of allowance for doubtful accounts of $2,624 and $3,250, respectively	115,184	85,706
Other accounts receivable	9,672	8,506
Prepaid expenses and other current assets	23,910	25,186
Total current assets	221,467	304,573

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $400,035 and $389,469, respectively	1,091,529	1,136,360
Construction in progress	258,157	169,429
Goodwill	30,665	33,438
Intangibles, net of accumulated amortization of $14,417 and $12,975, respectively	20,182	21,624
Cash held in escrow	32,258	47,028
Deferred costs and other assets	30,709	33,222
Total assets	$1,684,967	$1,745,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,801	$29,089
Income and other taxes payable	4,310	6,262
Accrued personnel costs	19,591	23,656
Accrued interest expense	9,830	9,327
Other accrued liabilities	12,630	11,402
Total current liabilities	70,162	79,736
Long-term debt	500,933	500,999
Long-term income taxes:
Deferred tax liabilities	105,059	105,867
Other income taxes payable	22,444	23,665
Other liabilities	8,257	7,525
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,153 and 26,941 shares issued and 26,796 and 26,906 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	269	266
Additional paid-in capital	396,565	389,881
Retained earnings	578,605	579,062
Accumulated other comprehensive income	15,386	59,875
Treasury stock, at cost	(19,982)	(11,533)
Deferred compensation expense	7,269	10,331
Total stockholders' equity	978,112	1,027,882
Total liabilities and stockholders' equity	$1,684,967	$1,745,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Revenue	$111,348	$104,884	$208,236	$192,319
Costs and expenses:
Direct operating expenses	53,352	48,846	106,489	97,655
Drydock expense	9,174	7,639	17,734	13,835
General and administrative expenses	16,745	11,996	27,695	24,112
Depreciation and amortization	15,025	14,850	30,195	29,879
(Gain) loss on sale of assets	126	(3,676)	126	(4,825)
Total costs and expenses	94,422	79,655	182,239	160,656
Operating income	16,926	25,229	25,997	31,663
Other income (expense):
Interest expense	(5,262)	(4,840)	(11,643)	(13,705)
Interest income	38	87	95	165
Loss on extinguishment of debt	-	(1,711)	-	(3,641)
Foreign currency loss and other	(949)	(1,551)	(436)	(1,013)
Total other expense	(6,173)	(8,015)	(11,984)	(18,194)
Income before income taxes	10,753	17,214	14,013	13,469
Income tax provision	(897)	(3,150)	(1,286)	(2,314)
Net income	$9,856	$14,064	$12,727	$11,155
Earnings per share:
Basic	$0.38	$0.53	$0.49	$0.43
Diluted	$0.38	$0.53	$0.49	$0.42
Weighted average shares outstanding:
Basic	26,120	26,243	26,082	26,120
Diluted	26,128	26,261	26,089	26,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$9,856	$14,064	$12,727	$11,155
Comprehensive income:
Gain on cash flow hedge(1)	-	73	-	1,226
Foreign currency gain (loss)	(8,860)	(17,264)	(44,489)	2,179
Total comprehensive income (loss)	$996	$(3,127)	$(31,762)	$14,560

(1) Net of income tax expense of $0.0 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.0 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2012	$266	$389,881	$579,062	$59,875	(367)	$(11,533)	$10,331	$1,027,882
Net income	-	-	12,727	-	-	-	-	12,727
Issuance of common stock	3	6,571	-	-	-	-	-	6,574
Deferred compensation plan	-	113	-	-	67	3,062	(3,062)	113
Stock repurchases	-	-	-	-	(324)	(11,511)	-	(11,511)
Cash dividends declared	-	-	(13,184)	-	-	-	-	(13,184)
Translation adjustment	-	-	-	(44,489)	-	-	-	(44,489)
Balance at June 30, 2013	$269	$396,565	$578,605	$15,386	(624)	$(19,982)	$7,269	$978,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$12,727	$11,155
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30,195	29,879
(Gain) loss on sale of assets	126	(4,825)
Amortization of stock-based compensation	5,796	3,377
Amortization of deferred financing costs	819	2,076
Loss on extinguishment of debt	-	1,368
Provision for doubtful accounts receivable, net of write-offs	(425)	87
Deferred income tax provision	380	690
Foreign currency transaction gain	(146)	995
Change in operating assets and liabilities:
Accounts receivable	(33,689)	(2,523)
Prepaids and other	1,603	(3,411)
Accounts payable	(4,351)	2,345
Other accrued liabilities and other	(824)	2,764
Net cash provided by operating activities	12,211	43,977
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(110,968)	(80,869)
Release of deposits held in escrow	14,771	-
Proceeds from disposition of vessels and equipment	648	23,475
Net cash used in investing activities	(95,549)	(57,394)
Cash flows from financing activities:
Cash dividends	(13,345)	-
Stock repurchases	(12,389)	-
Debt issuance costs	(1,579)	(9,036)
Proceeds from issuance of stock	683	406
Proceeds from issue of 6.375% Senior Notes	-	300,000
Repayment of 7.75% Senior Notes	-	(160,000)
Repayments of secured credit facility	-	(101,667)
Borrowings under revolving loan facility, net	-	974
Debt extinguishment cost	-	(2,274)
Proceeds from exercise of stock options	-	2,398
Net cash (used in) provided by financing activities	(26,630)	30,801
Effect of exchange rate changes on cash	(2,506)	262
Net increase (decrease) in cash and cash equivalents	(112,474)	17,646
Cash and cash equivalents at beginning of the period	185,175	128,817
Cash and cash equivalents at end of period	$72,701	$146,463
Supplemental cash flow information:
Interest paid, net of interest capitalized	$10,272	$8,544
Income taxes paid, net	2,467	2,962

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income:	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income attributable to common stockholders	$9,856	$14,064	$12,727	$11,155
Undistributed income allocated to participating securities	-	(28)	-	(46)
Basic	9,856	14,036	12,727	11,109
Undistributed income allocated to participating securities	-	28	-	46
Undistributed income reallocated to participating securities	-	(28)	-	(46)
Diluted	$9,856	$14,036	$12,727	$11,109
Shares:
Basic
Weighted-average common shares outstanding	26,120	26,243	26,082	26,120
Dilutive effect of stock options and restricted stock awards	8	18	7	36
Diluted	26,128	26,261	26,089	26,155
Income per common share:
Basic	$0.38	$0.53	$0.49	$0.43
Diluted	$0.38	$0.53	$0.49	$0.42

(2)            VESSEL ACQUISITIONS AND DISPOSITIONS

In January 2013, we sold a vessel that was being held for sale that was not included in our fleet numbers. The net proceeds totaled $0.7 million and there was no gain or loss on the sale.

Interest is capitalized in connection with the construction of vessels. During the three and six month periods ended June 30, 2013 we capitalized $3.7 million and $6.4 million of interest, respectively. During the three and six month periods ended June 30, 2012, we capitalized $1.0 million and $1.8 million of interest, respectively.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). The estimated total cost of these initial six vessels is $228.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional vessel at an estimated cost of $60.0 million. The first vessel was delivered on July 9, 2013 at Remontowa Shipyard in Poland. The remainder of these vessels are scheduled to be delivered over the remainder of 2013 and through the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico at an estimated total cost of $72.0 million. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs at an estimated total cost of $96.0 million. We expect deliveries of these four vessels in the third and fourth quarter of 2013, the third quarter of 2014 and the first quarter of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds (U.S. flagged PSVs) described in the table below. Progress payments will be drawn from escrow as they become due. The amount held in escrow is segregated from cash and cash equivalents and is presented in long-term assets on our June 30, 2013 balance sheet. As of June 30, 2013, the total amount held in escrow was $32.3 million. Funds in the escrow account are invested in United States government securities.

The following tables illustrate the details of the vessels added, under construction, and disposed of as indicated.

Vessels Additions Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

Highland Defender	N. Sea	LgPSV	2013	291	9,574	5,100	Jul-13

Vessels Under Construction as of July 22, 2013
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Remontowa	N. Sea	LgPSV	Q3 2013	291	9,574	5,100	$37.0
Remontowa	N. Sea	LgPSV	Q3 2013	260	9,574	4,000	$34.0
Rosetti Marino	N. Sea	LgPSV	Q4 2013	246	8,457	3,000	$31.0
Rosetti Marino	N. Sea	LgPSV	Q1 2014	246	8,457	3,000	$31.0
Simek	N. Sea	LgPSV	Q3 2013	304	11,935	4,700	$58.0
Simek	N. Sea	LgPSV	Q1 2014	304	11,935	4,700	$60.0
Thoma-Sea	Americas	LgPSV	Q4 2013	271	9,990	3,600	$36.0
Thoma-Sea	Americas	LgPSV	Q1 2014	271	9,990	3,600	$36.0
BAE Systems	Americas	LgPSV	Q3 2014	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q1 2015	286	10,960	5,300	$48.0

Note: Final cost may differ due to foreign currency fluctuations

Vessels Disposed of Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350	Jan-13

(1) LgPSV - Large Platform Supply Vessel

    SpV - Specialty Vessel

(2)BHP - Brake Horsepower

(3)DWT - Deadweight Tons

(3)            LONG-TERM DEBT

Our long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	-	-
Norwegian Facility Agreement	-	-
	500,000	500,000
Debt Premium	933	999
Total	$500,933	$500,999

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	500,000
Total	$500,000

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

At June 30, 2013, the fair value of the Senior Notes, based on quoted market prices, was approximately $495.7 million, compared to a carrying amount of $501.0 million.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At June 30, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $100.0 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. We paid fees to the Norwegian Lender totaling $1.3 million, which fees are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method.

The Norwegian Facility Agreement is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty party to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At June 30, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

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

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the six months ended June 30, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, we intend to pay a recurring quarterly cash dividend of $0.25 per share beginning in 2013. The Board of Directors declared the following dividends for the six months and quarters ended June 30:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012
Dividends Declared (in thousands)	$13,184	$-	$6,622	$-
Dividend per share	$0.50	$-	$0.25	$-

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

In 2011, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of June 30, 2013 for any liabilities associated with a possible future assessment. We can’t predict whether any such tax assessment may be made in the future.

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges related to payments under our new-build vessel construction programs and are highly effective, as the terms of the forward contracts approximate the purchase commitments under the related contracts. Any gains or losses resulting from changes in fair value are recognized in construction-in-progress related to the vessel under construction. As of June 30, 2013, we had open foreign currency forward contracts hedging Pounds Sterling (GBP) exposure to $7.0 million in Euro denominated contract payments due through July 2013.

We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our Old Facility variable-rate debt.  The swap was designated as a cash flow hedge. The terms of this swap, including reset dates and floating rate indices, matched those of our underlying variable-rate debt and no ineffectiveness was recorded in prior periods.

On February 27, 2012, we announced our intent to issue the Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under the Old Facility and Old Notes and as a result we no longer had forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated OCI are released and charged or credited to the underlying expense, in this case interest expense. We paid down amounts outstanding under the Old Facility in varying amounts over the remainder of 2012. As a result, we allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated OCI to amounts remaining outstanding under the Old Facility. We amortized these amounts to interest expense over the remaining life of the interest rate swap which matured December 31, 2012. We elected to retain and hold the interest rate swap until December 31, 2012. Since it no longer qualified as a cash flow hedge, it was considered a derivative with no hedging designation. Changes in fair value of the swap were included in earnings in the period of the change. No significant gain or losses were recorded related to this derivative. As of second quarter 2013, we have one outstanding foreign currency derivative contract that is recorded for as a fair value hedge.

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

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivatives designed as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign Currency Forwards	Prepaid expenses and other current assets	$473	Prepaid expenses and other current assets	$568	Fair value of derivative	$-	Fair value of derivative	$-
		$473		$568		$-		$-

The following tables quantify the amount of gain or loss recognized during the quarters ended June 30, and identify the consolidated statement of operations location:

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
	(in thousands)			(in thousands)

Interest rate swaps	$-	$(176)	Interest expense	$-	$(2,908)

	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012
	(in thousands)			(in thousands)

Interest rate swaps	$-	$-	Interest expense	$-	$(225)

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

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Financial Instruments

At December 31, 2012, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective. We recognize the fair value of our derivative asset as a Level 2 valuation. The fair value at June 30, 2013 was $0.5 million. We determined the fair value based on the contractual rate in each forward agreement and compared the contractual rate to the forward rate as provided by our counterparty as of June 30, 2013.

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative	$-	$0.5	$-	$0.5

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative	$-	$0.6	$-	$0.6
Asset Held For Sale	$-	$0.7	$-	$0.7

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

In May 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting”. These amendments require an entity to prepare its financial statements using the liquidation basis of accounting (LBA) when liquidation is imminent. Among the requirements of LBA financial statements is that they present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; include in its presentation of assets any items not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities; recognize and measure an entity's liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities; and disclose an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entitles should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU No. 2013-07 will not have a material impact on our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2013
Revenue	$42,703	$16,636	$52,009	$-	$111,348
Direct operating expenses	23,676	5,976	23,700	-	53,352
Drydock expense	3,002	3,144	3,028	-	9,174
General and administrative expenses	3,490	1,684	2,781	8,790	16,745
Depreciation and amortization expense	5,015	2,845	6,611	554	15,025
(Gain) loss on sale of assets	(2)	82	8	38	126
Operating income (loss)	$7,522	$2,905	$15,881	$(9,382)	$16,926

Quarter Ended June 30, 2012
Revenue	$45,376	$15,041	$44,467	$-	$104,884
Direct operating expenses	20,659	4,747	23,440	-	48,846
Drydock expense	2,233	(161)	5,567	-	7,639
General and administrative expenses	3,388	789	2,518	5,301	11,996
Depreciation and amortization expense	4,749	2,680	6,851	570	14,850
Gain on sale of assets	-	-	(3,676)	-	(3,676)
Operating income (loss)	$14,347	$6,986	$9,767	$(5,871)	$25,229

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2013
Revenue	$83,325	$26,374	$98,537	$-	$208,236
Direct operating expenses	46,873	12,121	47,495	-	106,489
Drydock expense	5,585	6,250	5,899	-	17,734
General and administrative expenses	6,794	2,951	5,223	12,727	27,695
Depreciation and amortization expense	10,109	5,652	13,284	1,150	30,195
(Gain) loss on sale of assets	(2)	82	8	38	126
Operating income (loss)	$13,966	$(682)	$26,628	$(13,915)	$25,997

Six Months Ended June 30, 2012
Revenue	$83,039	$29,266	$80,014	$-	$192,319
Direct operating expenses	40,679	8,550	48,426	-	97,655
Drydock expense	5,784	2,129	5,922	-	13,835
General and administrative expenses	7,055	1,562	5,119	10,376	24,112
Depreciation and amortization expense	9,510	5,190	14,029	1,150	29,879
Gain on sale of assets	-	-	(4,825)	-	(4,825)
Operating income (loss)	$20,011	$11,835	$11,343	$(11,526)	$31,663

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 80 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At July 22, 2013, our active fleet includes 71 owned vessels and nine managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first six months of 2013, we completed 541 drydock days, compared to 317 in the same period last year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$42,703	$45,376	$83,325	$83,039
Southeast Asia Based Fleet	16,636	15,041	26,374	29,266
Americas Based Fleet	52,009	44,467	98,537	80,014

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$20,974	$21,231	$20,452	$20,318
Southeast Asia Based Fleet	14,784	14,110	14,381	14,219
Americas Based Fleet	21,527	16,761	20,961	16,239

Overall Utilization (a) (b):
North Sea Based Fleet	88.5%	93.0%	89.2%	90.4%
Southeast Asia Based Fleet	79.7%	80.5%	65.1%	79.3%
Americas Based Fleet	92.1%	90.2%	90.1%	81.9%

Average Owned Vessels (a) (d):
North Sea Based Fleet (c)	25.0	24.0	25.0	24.0
Southeast Asia Based Fleet	16.0	15.0	16.0	14.7
Americas Based Fleet	29.0	32.7	29.0	33.5
Total	70.0	71.7	70.0	72.2

(a)	Owned vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

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

Comparison of the Three Months Ended June 30, 2013 with the Three Months Ended June 30, 2012

For the quarter ended June 30, 2013, net income was $9.9 million, or $0.38 per diluted share on revenues of $111.3 million. For the same 2012 period, net income was $14.1 million, or $0.53 per diluted share on revenues of $104.9 million.

Our revenues for the quarter ended June 30, 2013 increased $6.5 million or 6.2% compared to the second quarter of 2012. An increase in average day rates from $17,821 in the second quarter of 2012 to $19,932 in the current year quarter increased revenue by $7.5 million, which was offset by currency effects that negatively impacted revenue by $0.9 million. Overall utilization decreased from 89.1% in the prior year quarter to 88.0% in the current year quarter, however, due to the mix of days worked associated with vessels with higher day rates, revenue was positively impacted by $0.9 million. Decreased capacity during the quarter negatively impacted revenue by $1.0 million.

Operating income for the period was $16.9 million compared to $25.2 million for the prior year quarter. The decrease is due primarily to higher direct operating cost and higher drydock expense, offset by higher revenue. Also contributing to the decrease in quarterly income was the decrease in gain on sale of assets of $3.8 million. General and administrative expense was higher than the 2012 quarter by $4.7 million, due largely to increased benefits related to the retirement of our previous Chief Executive Officer (“CEO”), a normal annual increase in salaries and benefits for administrative personnel and higher professional fees.

North Sea

Revenues in the North Sea region decreased by $2.7 million, or 5.9%, to $42.7 million in the second quarter of 2013 compared to the same period of 2012. Approximately $2.5 million of the decrease was a result of the strengthening U.S. Dollar combined with a decrease of $0.4 million due to lower day rates, which decreased 1% in the current year quarter. In addition, utilization rates decreased from 93.0% in the second quarter of 2012 to 88.5% in the current year quarter, which also negatively impacted revenue by $1.8 million. Capacity positively impacted revenue by $2.0 million, resulting from the effect of a vessel purchase during the fourth quarter of 2012. Operating income decreased by $6.8 million compared to the prior year quarter due to the decrease in revenue, coupled with higher drydock and direct operating expenses due mainly to higher crew salaries and benefits. General and administrative expense was consistent with the prior year quarter.

Southeast Asia

Revenues for our Southeast Asia region increased from the prior year quarter by 10.6%, to $16.6 million. Utilization for the second quarter of 2013 decreased from 80.5% to 79.7% in the current quarter and average day rates increased from $14,110 in the prior year quarter to $14,784 in the current quarter. The overall effect positively contributed to the increase in revenue. Operating income for the region was $2.9 million in the second quarter of 2013 compared to $7.0 million in the prior year quarter. The increase in revenue was offset by the increase in direct operating expenses, combined with higher drydock expense due to more drydock days incurred during the current year quarter. General and administrative expense also increased by $0.9 million related to increased personnel cost resulting from the operational restructuring that began in late 2012.

Americas

Revenues in the Americas region increased by $7.5 million to $52.0 million in the second quarter of 2013 compared to the same prior year quarter. Day rates increased from $16,761 in 2012 to $21,527 in the current quarter, which increased revenue by $10.1 million. Utilization for the second quarter of 2013 increased from 90.2% to 92.1% increasing revenue by $0.5 million. Capacity decreased revenue by $3.1 million as a result of the departure of one vessel to our Southeast Asia region coupled with the net effect of vessel purchases and sales in 2012. Operating income for the region was $15.9 million in the second quarter of 2013 compared to $9.8 million in the prior year quarter. The increase is due mainly to the increase in revenue offset by higher direct operating expenses and lower gain on sale of assets related to the sale of two vessels in the region during the prior year. Decreased drydock expense due to fewer drydock days incurred during the current year quarter contributed $2.5 million to the increase in operating income. General and administrative expense increased by $0.2 million from the prior year quarter due mainly to higher salaries and professional fees.

Other

Other expenses in the second quarter of 2013 decreased by $1.9 million compared to the prior year quarter. The decrease was due primarily to the $1.7 million loss on the early extinguishment of the Old Notes during the prior year, and lower foreign currency losses of $0.6 million, offset by the increase in interest expense of $0.4 million resulting from higher interest on our Senior Notes.

Income Taxes

Our effective tax rate for the second quarter of 2013 was 16.5% excluding unusual items. This compares to a 15.8% effective tax rate in the second quarter of 2012, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Comparison of the Six Months Ended June 30, 2013 with the Six Months Ended June 30, 2012

For the six months ended June 30, 2013 net income was $12.7 million, or $0.49 per diluted share on revenues of $208.2 million. During the same period in 2012, net income was $11.2 million or $0.42 per diluted share, on revenues of $192.3 million.

Revenue increased $15.9 million period over period due mainly to higher day rates of $19,604 in 2013 compared to $17,308 in 2012 which had a positive impact of $18.5 million. Capacity decreased revenue by $1.4 million as we incurred one fewer work day in the period and the net effect of the purchase and sale of vessels. The strengthening of the U.S. Dollar negatively impacted revenue by $0.7 million. Average utilization rates decreased slightly overall from 84.2% in 2012 to 84.1% in 2013, which also reduced revenue by $0.5 million.

Operating income for the six-month period ended June 30, 2013 was $26.0 million compared to $31.7 million for the same period in 2012. The increase in revenue was offset by the increase in direct operating expense and drydock expense, coupled with lower gain on sale of assets. General and administrative expense was higher by $3.6 million than the 2012 period due largely to benefits related to the retirement of our previous CEO and higher professional fees.

North Sea

North Sea revenue increased by $0.3 million in the first six months of 2013 compared to 2012. Increased capacity due to the purchase of a vessel during the fourth quarter of 2012 increased revenue by $3.8 million in 2013. The increase in average day rates from $20,318 in 2012 to $20,452 in 2013 increased revenue by $1.3 million, however the currency effects of the strengthening U.S. Dollar, negatively impacted revenue in 2013 by $2.8 million. Average utilization rates decreased from 90.4% in 2012 to 89.2% in 2013, which also decreased revenue by $2.0 million compared to 2012. Operating income decreased by $6.0 million resulting primarily from the increased direct operating expenses offset somewhat by the increase in revenue. General and administrative expense decreased by $0.3 million compared to 2012.

Southeast Asia

Revenue for our Southeast Asia based fleet decreased by $2.9 million to $26.4 million in 2013. Utilization decreased from 79.3% in 2012 to 65.1% in the current period, negatively impacting revenue by $3.3 million. This was partially offset by a small increase in average day rates from $14,219 in 2012 to $14,381 in 2013, which increased revenue by $0.4 million. Operating income decreased from $11.8 million in 2012 to a loss of $0.7 million this year. The decrease resulted mainly from the lower revenues coupled with higher direct operating and depreciation expense due to the arrival of one additional vessel in late 2012, and higher drydock costs, as a result of an increase in drydock days incurred. General and administrative expense increased by $1.4 million from the 2012 period due to higher salaries resulting from the operational restructuring that began in late 2012.

Americas

Our Americas region revenue increased $18.5 million to $98.5 million in 2013. The increase was due mainly to a 29% increase in average day rates from 2012 to 2013, contributing $18.8 million in revenue. Utilization also increased from 81.9% to 90.1% in the current year resulting in a $4.7 million increase in revenues. Capacity negatively impacted revenue by $5.0 million due to the departure of one vessel to our Southeast Asia region in the first quarter of 2013, combined with the effect of vessel sales in the prior year and one fewer working day in 2013. Operating income of $26.6 million increased $15.3 million from the 2012 period. The increase is due primarily to the increase in revenue and decreased direct operating expenses, offset by lower gains on sale of assets during 2013. Drydock expense increased slightly during 2013 due to more drydock days incurred. Depreciation expense decreased by $0.7 million due to the vessels sales and the departure of one vessel to our Southeast Asia region during 2012. General and administrative expenses were unchanged from the prior year.

Other

In the six months ended June 30, 2013, other expenses totaled $12.0 million, a decrease of $6.2 million from 2012. The decrease was due primarily to the $3.6 million loss on the early extinguishment of the Old Notes during the prior year, combined with lower interest expense due to higher capitalized interest, and lower foreign currency losses of $0.6 million.

Income Taxes

Our effective tax rate for the first half of 2013 was 16.6% excluding unusual items. This compares to a 16.8% effective tax rate for the first six months of 2012. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

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

In the third quarter of 2012, we entered into our Multicurrency Facility Agreement that provides us with $150.0 million of borrowing capacity, secured by our Americas region vessels, through September 2017. In the second quarter of 2013, we entered into an amendment to our Norwegian Facility Agreement allowing us to begin to draw down on the $600.0 million NOK (approximately $100.0 million) of borrowing capacity available, secured by our Norwegian flagged vessels, through September 2017. At June 30, 2013, we were in compliance with all the covenants under these agreements and had no amounts outstanding.

For a discussion of our stock repurchase program and declaration of cash dividend payments, see Part II, Item 2 “Unregistered Sales of Equity Security and Use of Proceeds – Repurchase of Equity Shares”.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $25.0 million in 2013, of which we have expensed $17.7 million in the first six months of 2013.

Net working capital at June 30, 2013, was $151.3 million. Net cash provided by operating activities was $18.4 million and $12.2 million for the three and six months ended June 30, 2013, respectively. Net cash used in investing activities was $64.2 million and $95.6 million for the three and six months ended June 31, 2013, respectively. Net cash used in financing activities was $6.6 million and $26.6 million, respectively.

At June 30, 2013, we had approximately $72.7 million of cash on hand, no amounts drawn under our Multicurrency Facility Agreement or Norwegian Facility Agreement, and $500.0 million outstanding under our Senior Notes. At June 30, 2013, we had approximately $150.0 million of borrowing capacity under our Multicurrency Facility Agreement and $600.0 million NOK (approximately $100.0 million) of borrowing capacity under our Norwegian Facility Agreement.

As of June 30, 2013, approximately 66% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2012 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 38.4% of our total consolidated revenue and $7.5 million in operating income for the three months ended June 30, 2013, and 40.0% of our total consolidated revenue and $14.0 million in operating income for the six months ended June 30, 2013. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first quarters of 2013 and 2012, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	1 US$=		1 US$=
GBP	0.651	0.632	0.648	0.634
NOK	5.831	5.892	5.729	5.838
Euro	0.766	0.790	0.761	0.771
BRL	2.067	1.958	2.031	1.857
SGD	1.249	1.264	1.243	1.264

Our outstanding debt is denominated in U.S. Dollars, but a substantial portion of our revenue is generated in currencies other than the U.S. Dollar. We have evaluated these conditions and have determined that it is not in our best interest to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

●	the cost of using hedging instruments in relation to the risks of currency fluctuations;
●	the propensity for adjustments in these foreign currency denominated vessel day rates over time to compensate for changes in the purchasing power of these currencies as measured in U.S. Dollars;
●	the level of U.S. Dollar-denominated borrowings available to us; and
●	the conditions in our U.S. Dollar-generating regional markets.

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in June 2012, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future payments for the construction of new vessels. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. There was a $0.5 million derivative asset under these contracts at June 30, 2013. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at June 30, 2013, is $15.4 million in accumulated OCI primarily relating to the change in exchange rates at June 30, 2013 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

●	operational risk,
●	catastrophic or adverse sea or weather conditions,
●	dependence on the oil and natural gas industry,
●	volatility in oil and natural gas prices,
●	delay or cost overruns on construction projects or insolvency of the shipbuilders,
●	lack of shipyard or equipment availability,
●	ongoing capital expenditure requirements,
●	uncertainties surrounding environmental and government regulation,
●	uncertainties surrounding deep water permitting and exploration and development activities,
●	risks relating to compliance with the Jones Act,
●	risks relating to leverage,
●	risks of foreign operations,
●	risk of war, sabotage, piracy or terrorism,
●	assumptions concerning competition,
●	risks of currency fluctuations, and
●	other matters.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 6.375% Senior Notes and our Multicurrency Facility Agreement. At June 30, 2013, the fair value of the Senior Notes, based on quoted market prices, was approximately $495.7 million, compared to a carrying amount of $501.0 million.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A common stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in previously negotiated transactions, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. At June 30, 2013, $86.7 million remains available to repurchase shares under the stock repurchase program.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the six months ended June 30, 2013 are as follows:

Repurchase of Equity Securities

Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the six months and quarters ended June 30:

	Six Months Ended	Six Months Ended	Quarter Ended	Quarter Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Dividends Declared (in thousands)	$13,184	$-	$6,622	$-
Dividend per share	$0.50	$-	$0.25	$-

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

Date: July 22, 2013

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

Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	Employment Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013	Exhibit 10.1 to our current report on Form 8-K filed on June 4, 2013

10.2	Change of Control Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013	Exhibit 10.2 to our current report on Form 8-K filed on June 4, 2013

10.3	NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement between GulfMark Rederi AS, DNB Bank ASA and others dated December 27, 2013	Exhibit 10.1 to our current report on Form 8-K filed on June 25, 2013

10.4	Addendum No 1 to NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement dated June 20, 2013	Exhibit 10.2 to our current report on Form 8-K filed on June 25, 2013

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Filed herewith

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.

Filed herewith