Form 10-Q
period 2013-09-30
GULFMARK OFFSHORE INC
filed 2013-10-23
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of October 21, 2013: 27,163,624.

(Exhibit Index Located on Page 33)

GulfMark Offshore, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,177	$185,175
Trade accounts receivable, net of allowance for doubtful accounts of $304 and $3,250, respectively	107,393	85,706
Other accounts receivable	10,162	8,506
Prepaid expenses and other current assets	22,919	25,186
Total current assets	178,651	304,573

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $401,830 and $389,469, respectively	1,281,217	1,136,360
Construction in progress	172,531	169,429
Goodwill	31,000	33,438
Intangibles, net of accumulated amortization of $15,137 and $12,975, respectively	19,461	21,624
Cash held in escrow	19,624	47,028
Deferred costs and other assets	32,440	33,222
Total assets	$1,734,924	$1,745,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,234	$29,089
Income and other taxes payable	4,752	6,262
Accrued personnel costs	21,389	23,656
Accrued interest expense	1,917	9,327
Other accrued liabilities	11,496	11,402
Total current liabilities	60,788	79,736
Long-term debt	500,898	500,999
Long-term income taxes:
Deferred tax liabilities	107,821	105,867
Other income taxes payable	23,445	23,665
Other liabilities	6,478	7,525
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,811 and 26,941 shares issued and 27,164 and 26,906 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	269	266
Additional paid-in capital	398,540	389,881
Retained earnings	604,260	579,062
Accumulated other comprehensive income	44,986	59,875
Treasury stock, at cost	(20,121)	(11,533)
Deferred compensation expense	7,560	10,331
Total stockholders' equity	1,035,494	1,027,882
Total liabilities and stockholders' equity	$1,734,924	$1,745,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Revenue	$121,802	$101,867	$330,038	$294,186
Costs and expenses:
Direct operating expenses	55,201	48,778	161,690	146,433
Drydock expense	2,444	9,515	20,178	23,350
General and administrative expenses	13,522	14,389	41,217	38,501
Depreciation and amortization	16,252	14,697	46,447	44,576
Impairment charge	-	859	-	859
Gain on sale of assets	(6,001)	(3,919)	(5,875)	(8,744)
Total costs and expenses	81,418	84,319	263,657	244,975
Operating income	40,384	17,548	66,381	49,211
Other income (expense):
Interest expense	(5,106)	(4,331)	(16,749)	(18,036)
Interest income	34	64	129	229
Loss on extinguishment of debt	-	(187)	-	(3,828)
Foreign currency gain (loss) and other	(598)	539	(1,034)	(474)
Total other expense	(5,670)	(3,915)	(17,654)	(22,109)
Income before income taxes	34,714	13,633	48,727	27,102
Income tax provision	(2,425)	(627)	(3,711)	(2,941)
Net income	$32,289	$13,006	$45,016	$24,161
Earnings per share:
Basic	$1.23	$0.49	$1.72	$0.92
Diluted	$1.23	$0.49	$1.72	$0.92
Weighted average shares outstanding:
Basic	26,253	26,286	26,139	26,176
Diluted	26,271	26,294	26,149	26,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$32,289	$13,006	$45,016	$24,161
Comprehensive income:
Gain on cash flow hedge(1)	-	149	-	1,375
Foreign currency gain (loss)	29,599	15,382	(14,890)	17,562
Total comprehensive income	$61,888	$28,537	$30,126	$43,098

(1)Net of income tax expense of $0.1 million for the three months ended September 30, 2012, and $1.6 million for the nine months ended 2012.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2012	$266	$389,881	$579,062	$59,875	(367)	$(11,533)	$10,331	$1,027,882
Net income	-	-	45,016	-	-	-	-	45,016
Dividends	-	-	(19,817)	-	-	-	-	(19,817)
Issuance of common stock	3	8,474	-	-	-	-	-	8,477
Treasury stock	-	-	-	-	(320)	(11,359)	-	(11,359)
Deferred compensation plan	-	185	-	-	63	2,771	(2,771)	185
Translation adjustment	-	-	-	(14,890)	-	-	-	(14,890)
Balance at September 30, 2013	$269	$398,540	$604,260	$44,986	(625)	$(20,121)	$7,560	$1,035,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$45,016	$24,161
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	46,447	44,576
Gain on sale of assets	(5,875)	(8,744)
Impairment charge	-	859
Amortization of stock-based compensation	7,521	5,530
Amortization of deferred financing costs	1,273	2,390
Loss on extinguishment of debt	-	1,554
Provision for doubtful accounts receivable, net of write-offs	(426)	(59)
Deferred income tax provision	1,007	(1,448)
Foreign currency transaction gain	830	681

Change in operating assets and liabilities:
Accounts receivable	(24,149)	(7,792)
Prepaids and other	2,975	(3,064)
Accounts payable	(7,419)	4,758
Other accrued liabilities and other	(9,406)	1,763
Net cash provided by operating activities	57,794	65,165
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(210,840)	(105,491)
Release of deposits held in escrow	27,404	(52,390)
Proceeds from disposition of vessels and equipment	13,500	40,565
Net cash used in investing activities	(169,936)	(117,316)
Cash flows from financing activities:
Cash dividends	(19,900)	-
Stock repurchases	(12,389)	-
Debt issuance costs	(1,579)	(11,706)
Proceeds from issuance of stock	579	595
Proceeds from issue of 6.375% Senior Notes	-	300,000
Repayment of 7.75% Senior Notes	-	(160,000)
Repayments of secured credit facility	-	(101,667)
Borrowings under revolving loan facility, net	-	44,005
Debt extinguishment cost	-	(2,274)
Proceeds from exercise of stock options	282	2,398
Net cash (used in) provided by financing activities	(33,007)	71,351
Effect of exchange rate changes on cash	(1,849)	976
Net increase (decrease) in cash and cash equivalents	(146,998)	20,176
Cash and cash equivalents at beginning of the period	185,175	128,817
Cash and cash equivalents at end of period	$38,177	$148,993
Supplemental cash flow information:
Interest paid, net of interest capitalized	$22,654	$18,111
Income taxes paid, net	3,008	3,112

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Income:
Net income attributable to common stockholders	$32,289	$13,006	$45,016	$24,161
Undistributed income allocated to participating securities	-	(24)	-	(82)
Basic	32,289	12,982	45,016	24,079
Undistributed income allocated to participating securities	-	24	-	82
Undistributed income reallocated to participating securities	-	(24)	-	(82)
Diluted	$32,289	$12,982	$45,016	$24,079
Shares:
Basic
Weighted-average common shares outstanding	26,253	26,286	26,139	26,176
Dilutive effect of stock options and restricted stock awards	18	8	10	25
Diluted	26,271	26,294	26,149	26,201
Income per common share:
Basic	$1.23	$0.49	$1.72	$0.92
Diluted	$1.23	$0.49	$1.72	$0.92

(2)           VESSEL ACQUISITIONS AND DISPOSITIONS

In January 2013, we sold a vessel that was being held for sale that was not included in our fleet numbers. The net proceeds totaled $0.7 million and there was no gain or loss on the sale. In August 2013, we sold two vessels in our North Sea region for total proceeds of $10.8 million. In September 2013, we sold one vessel in our Americas region for total proceeds of $2.1 million. We recognized a combined gain on sale of $6.0 million for the three vessels sold in the third quarter.

Interest is capitalized in connection with the construction of vessels. During the three and nine month periods ended September 30, 2013 we capitalized $4.2 million and $10.7 million of interest, respectively. During the three and nine month periods ended September 30, 2012, we capitalized $1.6 million and $3.4 million of interest, respectively.

In the third quarter of 2011, the Company approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). The estimated total cost of these initial six PSVs is $228.0 million. In addition, in late 2011, we exercised an option with one of the shipyards to build an additional PSV at an estimated cost of $60.0 million. The first PSV was delivered on July 9, 2013 at Remontowa Shipyard in Poland. The second PSV was delivered on July 26, 2013 at Simek Shipyard in Norway. The third and fourth PSVs were delivered on September 13, 2013 and September 26, 2013 at Remontowa Shipyard in Poland. The fifth PSV was delivered in October 2013. The remaining two PSVs are scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard (“Thoma-Sea”) to build two U.S. flagged PSVs for the U.S. Gulf of Mexico at an estimated total cost of $72.0 million. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs at an estimated total cost of $96.0 million. We expect deliveries of these vessels in the first, second, and fourth quarters of 2014, and the second quarter of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below.  Progress payments will be drawn from escrow as they become due. The amount held in escrow is segregated from cash and cash equivalents and is presented in long-term assets on our September 30, 2013 balance sheet. As of September 30, 2013, the total amount held in escrow was $19.6 million. Funds in the escrow account are invested in United States government securities.

The following tables illustrate the details of the vessels added, under construction, and disposed of as indicated.

Vessel Additions Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

Highland Defender	N. Sea	LgPSV	2013	291	9,574	5,100	Jul-13
North Pomor	N. Sea	LgPSV	2013	304	11,935	4,700	Jul-13
Highland Chieftain	N. Sea	LgPSV	2013	260	9,574	4,000	Sep-13
Highland Guardian	N. Sea	LgPSV	2013	291	9,574	5,100	Sep-13
Highland Knight	N. Sea	LgPSV	2013	246	8,457	3,000	Oct-13

Vessels Under Construction as of October 22, 2013
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Rosetti Marino	N. Sea	LgPSV	Q1 2014	246	8,457	3,000	$31.0
Simek	N. Sea	LgPSV	Q1 2014	304	11,935	4,700	$60.0
Thoma-Sea	Americas	LgPSV	Q1 2014	271	9,990	3,600	$36.0
Thoma-Sea	Americas	LgPSV	Q2 2014	271	9,990	3,600	$36.0
BAE Systems	Americas	LgPSV	Q4 2014	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q2 2015	286	10,960	5,300	$48.0

Note: Final cost may differ due to foreign currency fluctuations

Vessels Disposed of Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350	Jan-13
Highland Champion	N. Sea	LgPSV	1979	265	4,800	3,910	Aug-13
Highland Pride	N. Sea	LgPSV	1992	265	6,600	3,080	Aug-13
Highland Warrior	Americas	LgPSV	1981	265	5,300	2,450	Sep-13

(1) LgPSV - Large Platform Supply Vessel

    SpV - Specialty Vessel

(2)BHP - Brake Horsepower

(3)DWT - Deadweight Tons

(3)           LONG-TERM DEBT

Our long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	-	-
Norwegian Facility Agreement	-	-
	500,000	500,000
Debt Premium	898	999
Total	$500,898	$500,999

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	500,000
Total	$500,000

Senior Notes Due 2022

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes due 2022. On December 5, 2012, we issued an additional $200.0 million of senior notes with substantially the same terms as the previous $300.0 million issuance (together with the original issue, the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15, and commenced September 15, 2012 for the March 12, 2012 Senior Notes and March 15, 2013 for the December 5, 2012 Senior Notes. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date. In conjunction with the Senior Notes offering, we incurred $12.7 million in debt issuance costs which are included in our balance sheet under deferred costs and other assets and are being amortized into interest cost over the life of the Senior Notes using the effective interest method. We used the proceeds from the issuance of the Senior Notes to repay amounts outstanding under our $160.0 million aggregate principal amount of 7.75% senior notes (the “Old Notes”) and under our facility agreement which was subsequently terminated in December 2012 (the “Old Facility”). In conjunction with the retirement of the Old Notes and the repayment of our Old Facility, we recognized a loss on extinguishment of debt of $4.2 million.

At September 30, 2013, the fair value of the Senior Notes, based on quoted market prices, was approximately $502.5 million, compared to a carrying amount of $501.0 million.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At September 30, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At September 30, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

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

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the nine months ended September 30, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	-	-	-	$86,745
September 1 - 30	-	-	-	$86,745

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, we intend to pay a recurring quarterly cash dividend of $0.25 per share as we have done since the beginning of 2013. The Board of Directors declared the following dividends for the nine months and three months ended September 30:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Dividends Declared (in thousands)	$19,821	$-	$6,634	$-
Dividend per share	$0.75	$-	$0.25	$-

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

In 2011, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of September 30, 2013 for any liabilities associated with a possible future assessment. We can’t predict whether any such tax assessment may be made in the future.

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges related to payments under our new-build vessel construction programs and are highly effective, as the terms of the forward contracts approximate the purchase commitments under the related contracts. Any gains or losses resulting from changes in fair value are recognized in construction-in-progress related to the vessel under construction. As of September 30, 2013, we had no open foreign currency forward contracts.

We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our Old Facility variable-rate debt.  The swap was designated as a cash flow hedge.  The terms of this swap, including reset dates and floating rate indices, matched those of our underlying variable-rate debt and no ineffectiveness was recorded in prior periods.

On February 27, 2012, we announced our intent to issue the Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under the Old Facility and Old Notes and as a result we no longer had forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated OCI are released and charged or credited to the underlying expense, in this case interest expense. We paid down amounts outstanding under the Old Facility in varying amounts over the remainder of 2012. As a result, we allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated OCI to amounts remaining outstanding under the Old Facility. We amortized these amounts to interest expense over the remaining life of the interest rate swap which matured December 31, 2012. We elected to retain and hold the interest rate swap until December 31, 2012. Since it no longer qualified as a cash flow hedge, it was considered a derivative with no hedging designation. Changes in fair value of the swap were included in earnings in the period of the change. No significant gains or losses were recorded related to this derivative.

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

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivatives designed as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign Currency Forwards	Prepaid expense and other current assets	$-	Prepaid Expense and other current assets	$568	Fair value of derivative	$-	Fair value of derivative	$-
		$-		$568		$-		$-

The following tables quantify the amount of gain or loss recognized during the periods ended September 30, and identify the consolidated statement of operations location:

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
	(in thousands)			(in thousands)

Interest rate swaps	$-	$176	Interest expense		$3,142

	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012
	(in thousands)			(in thousands)

Interest rate swaps	$-	$-	Interest expense	$-	$234

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

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Financial Instruments

At December 31, 2012, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts are designated as fair value hedges and are highly effective. We recognize the fair value of our derivative asset as a Level 2 valuation. At September 30, 2013 we had no open foreign currency contracts.

The following table presents information about our assets (liabilities) measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value of Derivative	$-	$0.6	$-	$0.6
Asset Held For Sale	$-	$0.7	$-	$0.7

(9)           NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are applied retrospectively to all prior periods presented for those obligations within the scope of this ASU that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The adoption of ASU 2013-04 will not have a material impact on our consolidated financial statements.

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

In May 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting”. These amendments require an entity to prepare its financial statements using the liquidation basis of accounting (LBA) when liquidation is imminent. Among the requirements of LBA financial statements is that they present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; include in its presentation of assets any items not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities; recognize and measure an entity's liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities; and disclose an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU No. 2013-07 will not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. These amendments permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. These amendments are effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 will not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption and retrospective application is permitted. The adoption of ASU No. 2013-11 will not have a material impact on our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2013
Revenue	$51,098	$18,782	$51,922	$-	$121,802
Direct operating expenses	24,225	6,104	24,872	-	55,201
Drydock expense	2,078	(947)	1,313	-	2,444
General and administrative expenses	3,623	1,505	2,845	5,549	13,522
Depreciation and amortization expense	6,206	2,885	6,605	556	16,252
(Gain) loss on sale of assets	(6,105)	-	102	2	(6,001)
Operating income (loss)	$21,071	$9,235	$16,185	$(6,107)	$40,384

Quarter Ended September 30, 2012
Revenue	$41,757	$17,633	$42,477	$-	$101,867
Direct operating expenses	20,938	4,147	23,693	-	48,778
Drydock expense	2,095	2,200	5,220	-	9,515
General and administrative expenses	3,743	677	2,581	7,388	14,389
Depreciation and amortization expense	4,742	2,684	6,704	567	14,697
Impairment charge	859	-	-	-	859
Gain on sale of assets	-	-	(3,919)	-	(3,919)
Operating income (loss)	$9,380	$7,925	$8,198	$(7,955)	$17,548

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months Ended September 30, 2013
Revenue	$134,423	$45,156	$150,459	$-	$330,038
Direct operating expenses	71,098	18,225	72,367	-	161,690
Drydock expense	7,663	5,303	7,212	-	20,178
General and administrative expenses	10,417	4,456	8,068	18,276	41,217
Depreciation and amortization expense	16,315	8,537	19,889	1,706	46,447
(Gain) loss on sale of assets	(6,107)	82	110	40	(5,875)
Operating income (loss)	$35,037	$8,553	$42,813	$(20,022)	$66,381

Nine Months Ended September 30, 2012
Revenue	$124,796	$46,899	$122,491	$-	$294,186
Direct operating expenses	61,617	12,697	72,119	-	146,433
Drydock expense	7,879	4,329	11,142	-	23,350
General and administrative expenses	10,798	2,239	7,700	17,764	38,501
Depreciation and amortization expense	14,252	7,874	20,733	1,717	44,576
Impairment charge	859	-	-	-	859
Gain on sale of assets	-	-	(8,744)	-	(8,744)
Operating income (loss)	$29,391	$19,760	$19,541	$(19,481)	$49,211

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 79 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At October 22, 2013, our active fleet includes 72 owned vessels and seven managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first nine months of 2013, we completed 650 drydock days, compared to 544 in the same period last year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$51,098	$41,757	$134,423	$124,796
Southeast Asia Based Fleet	18,782	17,633	45,156	46,899
Americas Based Fleet	51,922	42,477	150,459	122,491

Rates Per Day Worked (a) (b):
North Sea Based Fleet (c)	$23,626	$19,821	$21,559	$20,148
Southeast Asia Based Fleet	15,043	14,844	14,650	14,448
Americas Based Fleet	22,120	17,939	21,347	16,782

Overall Utilization (a) (b):
North Sea Based Fleet	92.0%	93.1%	90.1%	91.3%
Southeast Asia Based Fleet	87.8%	88.7%	72.7%	82.5%
Americas Based Fleet	89.6%	82.7%	89.9%	82.2%

Average Owned Vessels (a) (d):
North Sea Based Fleet (c)	25.6	24.0	25.2	24.0
Southeast Asia Based Fleet	16.0	15.0	16.0	14.8
Americas Based Fleet	28.7	30.8	28.9	32.6
Total	70.3	69.8	70.1	71.4

(a)	Owned vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

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

Comparison of the Three Months Ended September 30, 2013 with the Three Months Ended September 30, 2012

For the quarter ended September 30, 2013, net income was $32.3 million, or $1.23 per diluted share on revenues of $121.8 million. For the same 2012 period, net income was $13.0 million, or $0.49 per diluted share on revenues of $101.9 million.

Our revenues for the quarter ended September 30, 2013 increased $19.9 million or 20% compared to the third quarter of 2012. An increase in average day rates from $17,953 in the second quarter of 2012 to $21,108 in the current year quarter increased revenue by $13.4 million, which was offset by currency effects and other factors that negatively impacted revenue by $0.7 million. Overall utilization increased from 87.6% in the prior year quarter to 90.0% in the current year quarter which positively impacted revenue by $2.7 million. Increased capacity during the quarter increased revenue by $4.5 million.

Operating income for the quarter was $40.4 million compared to $17.5 million for the prior year quarter. The increase is due primarily to higher revenue. Also contributing to the increase in quarterly income was the increase in gain on sale of assets of $2.1 million. Direct operating cost increased by $6.4 million due mainly to the new vessel additions and higher crew wages and benefits. Drydock cost decreased by $7.1 million due to the decrease in drydock days. General and administrative expense was lower than the prior year quarter by $0.9 million.

North Sea

Revenues in the North Sea region increased by $9.3 million, or 22%, to $51.1 million in the third quarter of 2013 compared to the same period of 2012. Approximately $4.6 million of the increase resulted from higher day rates, which increased 19% in the current year quarter. Utilization decreased from 93.1% in the third quarter of 2012 to 92.0% in the current year quarter, and revenue decreased by $0.3 million. Capacity positively impacted revenue by $5.0 million, resulting from the effect of the delivery of three new build vessels into the region in 2013 and the full year effect of a vessel purchased in the fourth quarter of 2012, offset by the sale of two older vessels. Operating income increased by $11.7 million compared to the prior year quarter due primarily to the increase in revenue and the gain on sale of two vessels in the quarter. This was offset by higher direct operating expenses due mainly to higher crew salaries and benefits and higher depreciation expense resulting from the additional vessel deliveries. General and administrative expense was consistent with the prior year quarter.

Southeast Asia

Revenues for our Southeast Asia region increased from the prior year quarter by 7%, to $18.8 million. The increase in revenue is due mainly to the addition of one vessel that was transferred from our Americas region. The additional vessel contributed $0.9 million to the increase in revenue. Utilization decreased from 88.7% in the 2012 quarter to 87.8% in the current quarter, but average day rates increased from $14,844 in the prior year quarter to $15,043 in the current quarter. The utilization mix in the higher day rate vessels contributed $0.2 million to the increase in revenue. Operating income for the region was $9.2 million in the third quarter of 2013 compared to $7.9 million in the prior year quarter. The increase in revenue was offset by the increase in direct operating expenses primarily attributable to repairs and maintenance and increased crew wages. Drydock expense was also lower due to less drydock days incurred during the current year quarter. General and administrative expense increased by $0.8 million related to higher salaries and benefits resulting from the operational restructuring that began in late 2012.

Americas

Revenues in the Americas region increased by $9.4 million to $51.9 million in the third quarter of 2013 compared to the same prior year quarter. Day rates increased from $17,939 in the prior year quarter to $22,120 in the current quarter, which increased revenue by $8.3 million. Utilization for the third quarter of 2013 increased from 82.7% to 89.6% increasing revenue by $2.5 million. Capacity decreased revenue by $1.4 million as a result of the departure of one vessel to our Southeast Asia region and the sale of three vessels. Operating income for the region was $16.2 million in the third quarter of 2013 compared to $8.2 million in the prior year quarter. The increase is due mainly to the increase in revenue offset by higher direct operating expenses due mainly to higher crew salaries and wages and lower gain on sale of assets related to the sale of two vessels in the region during the prior year. Drydock expense decreased due to fewer drydock days during the current year quarter and contributed $3.9 million to the increase in operating income. General and administrative expense increased by $0.3 million from the prior year quarter due mainly to higher salaries and professional fees.

Other

Other expenses in the third quarter of 2013 increased by $1.8 million compared to the prior year quarter due to higher interest costs and currency effects.

Income Taxes

Our effective tax rate for the third quarter of 2013 was 9.6% excluding unusual items. This compares to a 7.1% effective tax rate in the third quarter of 2012, excluding unusual items. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Comparison of the Nine Months Ended September 30, 2013 with the Nine Months ended September 30, 2012

For the nine months ended September 30, 2013 net income was $45.0 million, or $1.72 per diluted share on revenues of $330.0 million. During the same period in 2012, net income was $24.2 million or $0.92 per diluted share, on revenues of $294.2 million.

Revenue increased $35.9 million period over period due mainly to higher day rates of $20,135 in 2013 compared to $17,526 in 2012, which had a positive impact of $30.5 million. Capacity increased revenue by $4.8 million as we delivered three new build vessels in 2013 and purchased one vessel in late 2012. Average utilization rates increase slightly overall from 85.3% in 2012 to 86.1% in 2013, which also increased revenue by $0.6 million.

Operating income for the nine-month period ended September 30, 2013 was $66.4 million compared to $49.2 million for the same period in 2012. Operating income improved due to the increase in revenue and lower drydock costs. This was offset by the increase in direct operating expense due to higher crew wages, higher repairs and maintenance, higher depreciation expense due to the addition of the new vessels and a smaller gain on sale of assets. General and administrative expense was higher by $2.7 million over the 2012 period due largely to benefits related to the retirement of our previous CEO and higher professional fees.

North Sea

North Sea revenue increased by $9.6 million in the first nine months of 2013 compared to 2012. Increased capacity due to the purchase of a vessel during the fourth quarter of 2012 and the delivery of three new build vessels in 2013, offset by the sale of two older vessels in the third quarter of 2013, increased revenue by $9.7 million. The increase in average day rates from $20,148 in 2012 to $21,559 in 2013, coupled with currency effects, increased revenue by $3.2 million. Utilization decreased from 91.3% in 2012 to 90.1% in 2013, which decreased revenue by $3.3 million. Operating income increased by $5.6 million resulting primarily from the increased revenue offset by a $9.5 million increase in direct operating costs as result of higher repair and maintenance cost and higher crew wages and benefits. Depreciation expense also increased by $2.0 million due to the new vessel additions. General and administrative expense decreased by $0.4 million compared to 2012.

Southeast Asia

Revenue for our Southeast Asia based fleet decreased by $1.7 million to $45.2 million in 2013. Utilization decreased from 82.5% in 2012 to 72.7% in the current period, negatively impacting revenue by $3.4 million. This was partially offset by a small increase in average day rates from $14,448 in 2012 to $14,650 in 2013, which increased revenue by $0.2 million. Capacity positively impacted revenue by $1.5 million with the full year effect of the addition of two vessels transferred in from the Americas region. Operating income decreased from $19.7 million in 2012 to $8.6 million this year. The decrease resulted mainly from the lower revenues coupled with higher direct operating costs and higher depreciation expense due to the arrival of the additional vessels and higher drydock costs, resulting from more drydock days. General and administrative expense increased by $2.2 million from the 2012 period due to higher salaries and benefits resulting from the operational restructuring that began in late 2012.

Americas

Our Americas region revenue increased $28.0 million to $150.5 million in 2013. The increase was due mainly to a 27% increase in average day rates from 2012 to 2013, contributing $27.3 million in revenue. Day rates increased from $16,782 in the first nine months of 2012 to $21,347 for the same period in the current year. Utilization also increased from 82.2% to 89.9% in the current year resulting in a $7.1 million increase in revenues. Capacity negatively impacted revenue by $6.4 million due to the departure of two vessels to our Southeast Asia region in 2013, combined with the full year effect of vessel sales in the prior year and in 2013. Operating income of $42.8 million increased $23.3 million from the 2012 period. The increase is due primarily to the increase in revenue, offset by smaller gains on sale of assets during 2013. Drydock expense decreased by $3.9 million during 2013 due to less drydock days. Depreciation expense decreased by $0.8 million due to the vessels sales and the transfer of vessels to our Southeast Asia region. General and administrative expenses increased by $0.3 million from the prior year.

Other

In the nine months ended September 30, 2013, other expenses totaled $17.7 million, a decrease of $4.5 million from 2012. The decrease was due primarily to the $3.8 million loss incurred in 2012 on the early extinguishment of the Old Notes, combined with lower interest expense in 2013 due to higher capitalized interest, offset by higher foreign currency losses of $0.6 million.

Income Taxes

Our effective tax rate for the first nine months of 2013 was 11.6% excluding unusual items. This compares to a 11.9% effective tax rate for the first nine months of 2012. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

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

In the third quarter of 2011, the Company approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The estimated cost of these seven PSVs is $288.0 million. In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs. The estimated total cost of these four PSVs is approximately $168.0 million. As of September 30, 2013, we expect that we will pay another $125 million ($105 million net of amounts previously placed in escrow) in future new build payments through the second quarter of 2015.

On March 12, 2012, we issued $300.0 million aggregate principal amount of 6.375% senior notes due 2022. On December 5, 2012, we issued an additional $200.0 million of senior notes with substantially the same terms as the previous $300.0 million issuance (together with the original issue, the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15, and commenced September 15, 2012 for the March 12, 2012 Senior Notes, and March 15, 2013 for the December 5, 2012 Senior Notes.

We used the proceeds from the issuance of the Senior Notes to repay amounts outstanding under our Old Notes and under our Old Facility. The issuance of Senior Notes has allowed us to extend a substantial portion of our debt maturities for ten years and to require only interest payments in the interim.

In the third quarter of 2012, we entered into our Multicurrency Facility Agreement that provides us with $150.0 million of borrowing capacity, secured by our Americas region vessels, through September 2017. In the second quarter of 2013, we entered into an amendment to our Norwegian Facility Agreement allowing us to begin to draw down on the $600.0 million NOK (approximately $100.0 million) of borrowing capacity available, secured by our Norwegian flagged vessels, through September 2017. At September 30, 2013, we were in compliance with all the covenants under these agreements and had no amounts outstanding.

For a discussion of our stock repurchase program and declaration of cash dividend payments, see Part II, Item 2 “Unregistered Sales of Equity Security and Use of Proceeds – Repurchase of Equity Shares”.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $23.0 million in 2013, of which we have expensed $20.2 million in the first nine months of 2013.

Net working capital at September 30, 2013, was $117.9 million. Net cash provided by operating activities was $45.6 million and $57.8 million for the three and nine months ended September 30, 2013, respectively. Net cash used in investing activities was $74.4 million and $169.9 million for the three and nine months ended September 30, 2013. Net cash used in financing activities was $6.3 million and $33.0 million during the three and nine months ended September 30, 2013, respectively.

At September 30, 2013, we had approximately $38.2 million of cash on hand, no amounts drawn under our Multicurrency Facility Agreement or Norwegian Facility Agreement, and $500.0 million outstanding under our Senior Notes. At September 30, 2013, we had approximately $150.0 million of borrowing capacity under our Multicurrency Facility Agreement and $600.0 million NOK (approximately $100.0 million) of borrowing capacity under our Norwegian Facility Agreement.

As of September 30, 2013, approximately 80% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2012 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 42% of our total consolidated revenue and $21.1 million in operating income for the three months ended September 30, 2013, and 41% of our total consolidated revenue and $35.0 million in operating income for the nine months ended September 30, 2013. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first quarters of 2013 and 2012, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	1 US$=		1 US$=
GBP	0.644	0.633	0.647	0.634
NOK	5.987	5.902	5.813	5.859
Euro	0.754	0.799	0.759	0.780
BRL	2.286	2.027	2.109	1.910
SGD	1.267	1.247	1.251	1.258

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

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in June 2012, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future payments for the construction of new vessels. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. The last of these forward contracts matured in July 2013. There were no open foreign currency contracts at September 30, 2013. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at September 30, 2013, is $45.0 million in accumulated OCI primarily relating to the change in exchange rates at September 30, 2013 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 6.375% Senior Notes and our Multicurrency Facility Agreement. At September 30, 2013, the fair value of the Senior Notes, based on quoted market prices, was approximately $502.5 million, compared to a carrying amount of $501.0 million.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A common stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in previously negotiated transactions, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. At September 30, 2013, $86.7 million remains available to repurchase shares under the stock repurchase program.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the nine months ended September 30, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	-	-	-	$86,745
September 1 - 30	-	-	-	$86,745

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, we intend to pay a recurring quarterly cash dividend of $0.25 per share as we have done since the beginning of 2013. The Board of Directors declared the following dividends for the nine months and three months ended September 30:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Dividends Declared (in thousands)	$19,821	$-	$6,634	$-
Dividend per share	$0.75	$-	$0.25	$-

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

Date: October 22, 2013

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

4.5

$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of March 12, 2012, by and among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.

Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.6

$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of December 5, 2012, by and among GulfMark Offshore, Inc. and Wells Fargo Securities, LLC, as the representative of the several initial purchasers named therein

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

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.

Filed herewith