Form 10-K
period 2013-12-31
GULFMARK OFFSHORE INC
filed 2014-02-25
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33607

GulfMark Offshore, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0526032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
842 West Sam Houston Parkway North, Suite 400
Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑    Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $1,149,747,971, calculated by reference to the closing price of $45.09 for the registrant’s common stock on the New York Stock Exchange on that date.

Number of shares of Class A common stock outstanding as of February 24, 2014: 26,818,655

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Exhibit Index Located on Page 78

Forward-Looking Statements

This Form 10-K, particularly Part I, Items 1 and 2 “Business and Properties” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine supply and transportation services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

●	operational risk;
●	catastrophic or adverse sea or weather conditions;
●	dependence on the oil and natural gas industry;
●	volatility in oil and gas prices;
●	delay or cost overruns on construction projects or insolvency of the shipbuilders;
●	lack of shipyard or equipment availability;
●	ongoing capital expenditure requirements;
●	changes in tax laws
●	uncertainties surrounding environmental and government regulation;
●	uncertainties surrounding deep water permitting and exploration and development activities;
●	risks relating to compliance with the Jones Act;
●	risks relating to leverage;
●	risks of foreign operations, risk of war, sabotage, piracy or terrorism;
●	assumptions concerning competition;
●	risks of currency fluctuations; and
●	and other matters.

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

There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within Part I, Item 1A “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Items 1 and 2 “Business and Properties” and elsewhere in this Form 10-K.

PART I

ITEMS 1. and 2. Business and Properties

GENERAL BUSINESS

The Company

GulfMark Offshore, Inc., a Delaware corporation, was incorporated in 1996.

We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, offshore Southeast Asia and offshore in the Americas. We currently operate a fleet of 80 offshore supply vessels (“OSVs”) in the following regions: 36 vessels in the North Sea, 16 vessels offshore Southeast Asia, and 28 vessels offshore the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification OSV fleets. Our owned vessels have an average age of approximately nine years.

We have the following operating segments: the North Sea (“N. Sea”), Southeast Asia (“SEA”) and the Americas. Our chief operating decision makers regularly review financial information about each of these operating segments in deciding how to allocate resources and evaluate our performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results” included in Part II, Item 7, and Note 13 to our Consolidated Financial Statements included in Part II, Item 8.

Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc., its subsidiaries and its predecessors.

Our principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). This annual report on Form 10-K for the year ended December 31, 2013 includes as exhibits all required Sarbanes-Oxley Act Section 302 certifications by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) regarding the quality of our public disclosure. In addition, our CEO certifies annually to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporation governance listing standards. Our SEC filings are available free of charge to the public over the internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. The information provided on our website is not part of this report and is therefore not incorporated by reference. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Offshore Marine Services Industry Overview

We utilize our vessels to provide services to our customers supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms and related infrastructure, and substantially all of our revenue is derived from providing these services. The offshore marine services industry employs various types of OSVs that are used to transport materials, supplies and personnel, and to move and position drilling and production facilities. Offshore marine service providers are employed by oil and natural gas companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the U.S. Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia and offshore Trinidad, the Persian Gulf, the Mediterranean Sea, offshore Russia and emerging East Africa. The industry is relatively fragmented with a combination of multi-national and regional competitors.

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

WORLDWIDE FLEET

In addition to the vessels we own, we manage a number of vessels for third-party owners, providing support services ranging from chartering assistance to full operational management. Although these managed vessels provide limited direct financial contribution, the added market presence can provide a competitive advantage for the manager. The following table summarizes the overall owned, managed and total fleet changes since December 31, 2012:

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2012	70	13	83
New-Build Program	5	-	5
Vessel Additions	-	-	-
Vessel Dispositions	(3)	(6)	(9)
December 31, 2013	72	7	79
New-Build Program	1	-	1
Vessel Additions	1	-	1
Vessel Dispositions	-	(1)	(1)
February 24, 2014	74	6	80

Vessel Classifications

Offshore supply vessels generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are not rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:

●

Anchor Handling, Towing and Support Vessels (“AHTSs”) are used to set anchors for drilling rigs and to tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in supply roles when they are not performing anchor handling and towing services. They are characterized by shorter after decks and special equipment such as towing winches. Vessels of this type with less than 10,000 brake horsepower, or BHP, are referred to as small AHTSs (“SmAHTSs”) while AHTSs in excess of 10,000 BHP are referred to as large AHTSs (“LgAHTSs”). The most powerful North Sea class AHTSs have upwards of 25,000 BHP. All of our AHTSs can also function as platform supply vessels.

●

Platform Supply Vessels (“PSVs”) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore supply vessels by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs typically range in size from 150 to 300 feet. Large PSVs (“LgPSVs”) generally range from 210 to 300 feet in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of servicing construction support.

●

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

●

Specialty Vessels (“SpVs”) generally have special features to meet the requirements of specific jobs. The special features can include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading (“FPSOs”); diving operations; remotely operated vehicles (“ROVs”); survey operations and seismic data gathering; as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions.

●

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

●

Construction Support Vessels are vessels such as pipe-laying barges, diving support vessels or specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support the construction and installation of offshore platforms and pipelines. A large number of our LgPSVs also function as pipe carriers.

●	Utility Vessels are typically 90 to 150 feet in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions.

The following table summarizes our owned vessel fleet by classification and by region as of February 24, 2014:

Owned Vessels by Classification
	AHTS		PSV		FSV/Crewboat
Region	LgAHTS	SmAHTS	LgPSV	PSV	FSV	Crew	SpV	Total

North Sea	3	-	26	-	-	-	1	30
Southeast Asia	8	4	3	1	-	-	-	16
Americas	-	2	15	7	3	-	1	28
	11	6	44	8	3	-	2	74

Vessel Construction / Acquisitions / Divestitures

In 2011, we sold one of our North Sea vessels and recorded a $2.0 million gain. During 2012, we sold four crew boats and one fast supply vessel that had operated in our Americas region for an aggregate gain of $8.7 million. During 2012, we purchased a vessel for operation in the Americas region for a total price of $22.5 million and a vessel for operation in our North Sea region for a total price of $28.6 million. In January 2013, we sold a vessel that was being held for sale that was not included in our fleet numbers. The net proceeds totaled $0.7 million and there was no gain or loss on the sale. In August 2013, we sold two vessels in our North Sea region for total proceeds of $10.8 million and in September 2013 we sold one vessel in our Americas region for $2.1 million. We recognized a combined gain on these 2013 sales of $6.0 million.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The original estimated cost of these seven PSVs was $288.0 million. The first four of these vessels were delivered in the third quarter of 2013, a fifth vessel was delivered in the fourth quarter of 2013 and the sixth vessel was delivered in February 2014. The final vessel is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard (Thoma-Sea) to build two U.S. flagged PSVs for the U.S. Gulf of Mexico. In July 2012, we signed agreements with another U.S. shipyard (BAE Systems) to build an additional two U.S. flagged PSVs. The estimated total cost of these four PSVs was approximately $168.0 million. We expect delivery of these vessels in the first, third and fourth quarters of 2014 and the second quarter of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below.  Progress payments have been drawn from escrow as they became due. There is $8.7 million remaining in escrow, which is presented in long-term assets in the balance sheet as of December 31, 2013.

In the first quarter of 2014, we purchased one of the vessels that we managed in the North Sea for $30.9 million.

The following tables illustrate the details of the vessels under construction, the vessels added or acquired and vessels disposed of:

Vessels Under Construction as of February 24, 2014
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Rosetti Marino	N. Sea	LgPSV	Q1 2014	246	8,457	3,000	$31.0
Thoma-Sea	Americas	LgPSV	Q1 2014	271	9,990	3,600	$36.0
Thoma-Sea	Americas	LgPSV	Q3 2014	271	9,990	3,600	$36.0
BAE Systems	Americas	LgPSV	Q4 2014	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q2 2015	286	10,960	5,300	$48.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessel Additions Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

Highland Defender	N. Sea	LgPSV	2013	291	9,574	5,100	Jul-13
North Pomor	N. Sea	LgPSV	2013	304	11,935	4,700	Jul-13
Highland Chieftain	N. Sea	LgPSV	2013	260	9,574	4,000	Sep-13
Highland Guardian	N. Sea	LgPSV	2013	291	9,574	5,100	Sep-13
Highland Knight	N. Sea	LgPSV	2013	246	8,457	3,000	Oct-13
North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Feb-14

Vessels Acquired Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired

Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	Feb-14

Vessels Disposed of Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350	Jan-13
Highland Champion	N. Sea	LgPSV	1979	265	4,800	3,910	Aug-13
Highland Pride	N. Sea	LgPSV	1992	265	6,600	3,080	Aug-13
Highland Warrior	Americas	LgPSV	1981	265	5,300	2,450	Sep-13

(1)	LgPSV - Large Platform Supply Vessel PSV - Platform Supply Vessel FSV - Fast Vessel Supply SpV - Specialty Vessel Crew - Crewboat
(2)	BHP - Brake Horsepower
(3)	DWT - Deadweight Tons

In addition to the vessel activity presented in the tables above, in our Americas segment, we have implemented a program to lengthen certain vessels to increase their marketing value in the U.S. Gulf of Mexico market.

Maintenance of Our Vessels and Drydocking Obligations

In addition to repairs, we are required to make expenditures for the certification and maintenance of our vessels, and those expenditures typically increase with age. The demands of the market, the expiration of existing contracts, the start of new contracts, and customer preferences influence the timing of drydocks. Our drydocking expenditures for 2013 totaled $24.1 million. We anticipate approximately $26.0 million in drydocking expenditures in 2014. We had 23 drydocks in 2013 and anticipate 25 in 2014.

Vessel Listing

Currently, we operate a fleet of 80 vessels. Of these vessels, 74 are owned by us (see table below, which excludes the six vessels we manage for other owners):

Owned Vessel Fleet
Vessel	Region	Type (1)	Year Built	Length (feet)	BHP(2)	DWT (3)	Flag

North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	UK
Highland Vanguard	N. Sea	LgPSV	1990	265	6,600	4,000	UK
Highland Star	N. Sea	LgPSV	1991	265	6,600	3,075	UK
Highland Trader	N. Sea	LgPSV	1996	221	5,450	3,115	UK
Highland Challenger	N. Sea	LgPSV	1997	221	5,450	3,115	UK
Highland Rover(4)	N. Sea	LgPSV	1998	236	5,450	3,200	Malta
North Stream	N. Sea	LgPSV	1998	276	9,600	4,585	Norway
Highland Spirit	N. Sea	SpV	1998	202	6,000	1,800	UK
Highland Fortress	N. Sea	LgPSV	2001	236	5,450	3,200	Malta
Highland Bugler	N. Sea	LgPSV	2002	221	5,450	3,115	UK
Highland Navigator	N. Sea	LgPSV	2002	275	9,600	4,250	Malta
North Mariner	N. Sea	LgPSV	2002	275	9,600	4,400	Norway
Highland Courage	N. Sea	LgAHTS	2002	260	16,320	2,750	UK
Highland Citadel	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Eagle	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Monarch	N. Sea	LgPSV	2003	221	5,450	3,115	UK
Highland Valour	N. Sea	LgAHTS	2003	260	16,320	2,750	UK
Highland Endurance	N. Sea	LgAHTS	2003	260	16,320	2,750	UK
F.D. Invincible	N. Sea	LgPSV	2006	236	5,450	3,200	UK
Highland Prestige	N. Sea	LgPSV	2007	284	10,767	4,993	UK
North Promise	N. Sea	LgPSV	2007	284	10,767	4,993	Norway
Highland Prince	N. Sea	LgPSV	2009	284	10,738	4,850	UK
North Purpose	N. Sea	LgPSV	2010	284	10,738	4,850	Norway
Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	UK
North Pomor	N. Sea	LgPSV	2013	304	11,935	4,700	Norway
Highland Defender	N. Sea	LgPSV	2013	291	9,574	5,100	UK
Highland Chieftain	N. Sea	LgPSV	2013	260	9,574	4,000	UK
Highland Guardian	N. Sea	LgPSV	2013	291	9,574	5,100	UK
Highland Knight	N. Sea	LgPSV	2013	246	8,457	3,000	UK
North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Norway

Highland Legend	SEA	PSV	1986	194	3,600	1,442	Panama
Highland Piper	SEA	LgPSV	1996	221	5,450	2,700	Panama
Highland Drummer	SEA	LgPSV	1997	221	5,450	3,115	Panama
Highland Guide	SEA	LgPSV	1999	218	4,640	2,800	Panama
Sea Intrepid	SEA	SmAHTS	2005	191	5,150	1,500	Panama
Sea Guardian	SEA	SmAHTS	2006	191	5,150	1,500	Panama
Sea Sovereign	SEA	SmAHTS	2006	230	5,500	1,800	Panama
Sea Cheyenne	SEA	LgAHTS	2007	250	10,700	2,700	Panama
Sea Supporter	SEA	SmAHTS	2007	225	7,954	2,360	Panama
Sea Apache	SEA	LgAHTS	2008	250	10,700	2,700	Panama
Sea Choctaw	SEA	LgAHTS	2008	250	10,700	2,700	Panama
Sea Kiowa	SEA	LgAHTS	2008	250	10,700	2,700	Panama
Sea Cherokee	SEA	LgAHTS	2009	250	10,700	2,700	Panama
Sea Comanche	SEA	LgAHTS	2009	250	10,700	2,700	Panama
Sea Valiant	SEA	LgAHTS	2010	213	10,188	2,301	Panama
Sea Victor	SEA	LgAHTS	2010	213	10,188	2,301	Panama

Owned Vessel Fleet
Vessel	Region	Type (1)	Year Built	Length (feet)	BHP (2)	DWT (3)	Flag

Highland Scout	Americas	LgPSV	1999	218	4,640	2,800	Panama
Austral Abrolhos(5)	Americas	SpV	2004	215	7,100	2,000	Brazil
Orleans	Americas	LgPSV	2004	252	6,342	2,929	USA
Bourbon	Americas	LgPSV	2004	210	6,342	2,586	USA
Royal	Americas	LgPSV	2004	210	6,342	2,586	USA
Chartres	Americas	LgPSV	2004	210	6,342	2,586	USA
Iberville	Americas	LgPSV	2004	210	6,342	2,586	USA
Coloso	Americas	SmAHTS	2005	199	5,916	1,674	Mexico
Titan	Americas	SmAHTS	2005	199	5,916	1,674	Mexico
Bienville	Americas	LgPSV	2005	210	6,342	2,586	USA
Conti	Americas	LgPSV	2005	210	6,342	2,586	USA
St. Louis	Americas	LgPSV	2005	252	6,342	2,929	USA
Toulouse	Americas	LgPSV	2005	252	6,342	2,929	USA
Esplanade	Americas	LgPSV	2005	210	6,342	2,586	USA
First and Ten	Americas	PSV	2007	190	3,894	1,860	USA
Double Eagle	Americas	PSV	2007	190	3,894	1,860	USA
Triple Play	Americas	PSV	2007	190	3,894	1,860	USA
Grand Slam	Americas	LgPSV	2007	225	3,894	2,371	USA
Mako	Americas	FSV	2008	181	7,200	543	USA
Slam Dunk	Americas	LgPSV	2008	225	3,894	2,371	USA
Touchdown	Americas	PSV	2008	225	3,894	2,371	USA
Hat Trick	Americas	PSV	2008	190	3,894	1,860	USA
Jermaine Gibson	Americas	LgPSV	2008	225	3,894	2,371	USA
Homerun	Americas	LgPSV	2008	225	3,894	2,371	USA
Knockout	Americas	LgPSV	2008	225	3,894	2,371	USA
Hammerhead	Americas	FSV	2008	181	7,200	543	USA
Tiger	Americas	FSV	2009	181	7,200	543	USA
Thomas Wainwright	Americas	LgPSV	2010	242	5,472	2,700	USA

(1)	Legend:

LgPSV — Large platform supply vessel

PSV — Platform supply vessel

LgAHTS — Large anchor handling, towing and supply vessel

SmAHTS — Small anchor handling, towing and supply vessel

SpV — Specialty vessel, including towing and oil spill response

FSV – Fast Supply Vessel

(2)	Brake horsepower
(3)	Deadweight tons
(4)

The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2007 and amended in 2008. The charterer may purchase the vessel based on a stipulated formula on each of April 1, 2015 and October 1, 2016 provided 120 days’ notice has been given by the charterer.

(5)

The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced November 25, 2013 and, subject to the charterer’s right to extend, terminates November 25, 2016 plus three one year options, at a purchase price in the first year of $37.4 million declining to an adjusted purchase price of $25.8 million in the sixth year.

OPERATING SEGMENTS

The North Sea Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2012	25	12	37
New-Build Program	5	-	5
Vessel Additions	-	-	-
Vessel Dispositions	(2)	(5)	(7)
Regional Transfers	-	-	-
December 31, 2013	28	7	35
New-Build Program	1	-	1
Vessel Additions	1	-	1
Vessel Dispositions	-	(1)	(1)
February 24, 2014	30	6	36

Market and Segment Overview

We define the North Sea market as offshore Norway, Great Britain, the Netherlands, Denmark, Germany, Ireland, the Faeroes Islands, Greenland and the Barents Sea. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and some long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major and state-owned oil and natural gas companies) in large part because of the significant financial commitment required. However, in recent years, a number of independent operators have established operations in the region, thus diversifying the customer base. Projects in the North Sea tend to be fewer in number but large in scope with long planning horizons. Due to these factors, vessel demand in the North Sea has historically been more stable and less susceptible to abrupt swings than in other regions.

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

Market Development

Vessel demand in the North Sea is directly related to drilling and development activities in the region, construction work required in support of these activities, as well as demands outside of the region that draw vessels to other international markets. Geopolitical events, the demand for oil and natural gas in both mature and emerging countries, and a host of other factors will influence the expenditures of both independent and major oil and gas companies.

Exploration and development spending in the North Sea region increased in 2013 and is expected to continue to rise in 2014, increasing offshore drilling and subsea construction activity and demand for vessel services in this region. In 2014, the North Sea rig count is set to rise with further increases expected in 2015. Several large field developments in the United Kingdom (“UK”) and Norwegian sectors in the coming year, combined with drilling in remote northerly areas such as the Barents Sea, Kara Sea and offshore Greenland, will drive demand in the North Sea region in the coming years.

The Southeast Asia Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2012	16	1	17
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	(1)	(1)
Regional Transfers	-	-	-
December 31, 2013	16	-	16
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
February 24, 2014	16	-	16

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

Southeast Asia’s competitive environment is broadly characterized by a large number of mid-sized companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations with local companies are generally necessary to maintain a viable marketing presence. Our management has been involved in the region for many years and we currently maintain long-standing business relationships with a number of local companies.

Market Development

Vessels in this market are often smaller than those operating in areas such as the North Sea. However, the varying weather conditions, annual monsoons, severe typhoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete, each suited for a particular set of operating parameters. Vessels designed for the U.S. Gulf of Mexico and other areas, where moderate weather conditions prevail, have historically made up the bulk of the vessels in the Southeast Asia market. More recently the ascent of Chinese shipyards focusing on offshore vessel construction has reversed this trend. Demand for larger, newer and higher specification vessels has developed in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels. During the last five years, we have sold 11 of our older vessels serving Southeast Asia and have taken delivery of 12 new-builds significantly decreasing the age of our fleet and increasing our capabilities. During 2012, we added two vessels to the Southeast Asia fleet that were transferred from our Americas region.

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

The Americas Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2012	29	-	29
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	(1)	-	(1)
Regional Transfers	-	-	-
December 31, 2013	28	-	28
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
February 24, 2014	28	-	28

Market and Segment Overview

We define the Americas market as offshore North, Central and South America, specifically including the United States, Mexico, Trinidad and Brazil. All vessels based in the Americas are supported from our onshore bases in Louisiana, Mexico, Trinidad, and Brazil.

U.S. Gulf of Mexico

Drilling in the U.S. Gulf of Mexico can be divided into two sectors: the shallow waters of the continental shelf and the deepwater areas. Deepwater drilling is generally considered to be in water depths in excess of 1,000 feet. The continental shelf has been explored since the late 1940s and the existing infrastructure and knowledge of this sector allows for incremental drilling costs to be on the lower end of the range of worldwide offshore drilling costs. A surge of deepwater drilling began in the 1990s as advances in technology made this type of drilling economically feasible. Deepwater drilling is on the higher end of the cost range, and the substantial costs and long lead times required in this type of drilling make it less susceptible to short-term fluctuations in the price of crude oil and natural gas. Most of our vessels operate in the deepwater areas of the U.S. Gulf of Mexico where we have a significant presence.

In April 2010, a catastrophic fire and explosion sank a deepwater drilling rig and precipitated a major oil spill in the U.S. Gulf of Mexico (the “Macondo Incident”). Immediately thereafter, a drilling moratorium effectively shut down drilling in the U.S. Gulf of Mexico. The moratorium was officially lifted in October 2010, and operators, drilling and vessel companies once again began to allocate capital to the region. The recovery has been slow but constant. We believe we are now in the early stages of a period of growth in offshore activity in the U.S. Gulf of Mexico. At the end of 2013 there were 40 “floater” rigs (semi-submersibles and drillships) available to support deepwater drilling in the U.S. Gulf of Mexico. The deepwater rig count is expected to increase by approximately 20 drilling rigs during the next two years. We expect the increased number of rigs to increase demand for PSVs in the U.S. Gulf of Mexico.

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

Brazil

The Brazilian government presently permits private investment in the petroleum business and the early bid rounds for certain offshore concessions resulted in extensive commitments by major international oil companies and a consortia of independent companies, many of whom have explored and are likely to continue to explore offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTSs and PSVs in support of the drilling and exploration activities that has been met primarily through mobilization of vessels from other regions. Petrobras, the Brazilian national oil company, as well as several international independent companies, continue to expand operations and announce discoveries. This expansion has created additional demand for offshore supply vessels in the area and in 2010, we transferred four vessels from the U.S. Gulf of Mexico to work in Brazil under long-term contracts. Recent political developments in Brazil have increased regulatory uncertainty, resulting in increased costs and regulatory challenges. As a result, in 2012, we mobilized two vessels out of Brazil to Southeast Asia upon completion of their contracts. Looking forward, however, we expect continued growth in Brazil and we will continue to evaluate future work in the area while being selective in bidding OSV opportunities as they develop.

We currently operate six vessels in Brazil, including a Brazilian-built and flagged vessel. We have four PSVs, one LgPSV and one SpV operating in the area under contracts of varying lengths.

Mexico

Since 2005, we have operated two SmAHTSs offshore Mexico on long-term contracts with Pemex, Mexico’s national oil company. In addition, during the past three years, we have moved various vessels into and out of the area from the U.S. Gulf of Mexico on long-term contracts with Pemex. In December 2013, Mexico’s Congress approved a constitutional reform that will allow private investment in Mexico’s energy sector. Following implementation of the reform, we anticipate Mexico to be a large market for expanded deepwater activity. However, implementation is in early stages and the impact of the reform is, as of yet, unclear. In 2013 we secured a term contract for an FSV with Pemex. We will continue to actively bid into the area when opportunities arise.

Trinidad

In Trinidad, we have two LgAHTSs, one LgPSV and one FSV on term charters. During 2012 and 2013, we mobilized several vessels between Trinidad and the U.S. Gulf of Mexico. Given recent licensing and exploration activity in nearby locations, including Suriname and Guyana, we anticipate OSVs operating in Trinidad for the foreseeable future.

Please refer to Note 13 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 for segment and geographical revenue data during our last three fiscal years.

OTHER

Seasonality

Operations in the North Sea are generally at their highest levels from April through August and at their lowest levels from December through February primarily due to lower construction activity and harsh weather conditions affecting the movement of drilling rigs and deliveries to offshore platforms. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The monsoon season for a specific Southeast Asian location is generally about two months. Activity in the U.S. Gulf of Mexico is often lower during the North Atlantic hurricane season of June through November because fewer drilling rigs meet the enhanced regulatory requirements for operating in the U.S. Gulf of Mexico. Operations in any market may, however, be affected by seasonality often related to unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.

Fleet Availability

A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract and revenue backlog as of February 24, 2014 and February 25, 2013:

	As of February 24, 2014		As of February 25, 2013
	2014 Vessel Days	2015 Vessel Days	2013 Vessel Days	2014 Vessel Days
North Sea	68.4%	31.2%	57.3%	35.9%
Southeast Asia	35.5%	1.6%	33.0%	14.6%
Americas	46.7%	19.1%	48.1%	23.8%
Overall Fleet	53.1%	20.4%	48.2%	26.7%

Revenue backlog (in thousands)	$546,944		$480,714

Our revenue backlog is calculated based on executed contracts with scheduled start dates. International vessel contracts are typically longer in duration and are generally only cancelable for non-performance. Domestic vessel contracts are typically shorter in duration and generally provide for other cancellation provisions, including termination for convenience.

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

Customers, Contract Terms and Competition

Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and natural gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and natural gas companies and foreign government organizations. Generally, our contracts are industry standard time charters for periods ranging from a few days or months up to ten years. Contract terms vary and often are similar within geographic regions with certain contracts containing cancellation provisions and others containing non-cancellable provisions except for unsatisfactory performance by the vessel. For the year ended December 31, 2013 we had revenue from Anadarko Petroleum Corporation and BP in our Americas and North Sea regions totaling $64.6 million and $60.7 million, respectively, that each accounted for 10% or more of our total consolidated revenue. For the year ended December 31, 2012, we had revenue from Anadarko Petroleum Corporation and Chevron Corporation primarily in our Americas region, totaling $44.4 million and $42.0 million, respectively, that each accounted for 10% or more of our total consolidated revenue. For the year ended December 31, 2011, we had revenue from Petrobras Brasileiro S.A. in our Americas region, totaling $57.0 million, which exceeded 10% of our total consolidated revenue.

Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea region, multi-year charters have been more common and constitute a significant portion of that market. Term charters in the Southeast Asia region have historically been less common than in the North Sea and generally have terms of less than two years. Recently, however, consistent with the change in the demand in the region, Southeast Asia contract periods are extending out further in time. In addition, charters for vessels in support of floating production are typically “life of field” or “full production horizon charters.” In the Americas, particularly in the U.S. Gulf of Mexico, charters vary in length from short-term to multi-year periods, many with thirty day cancellation clauses. In Brazil, Mexico and Trinidad contracts are generally multi-year term contracts with limited cancellation provisions. We also have other contracts containing non-cancelable provisions except for unsatisfactory vessel performance. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to provide services to a particular customer.

Bareboat charters are contracts for vessels, generally for a term in excess of one year, where the owner transfers all market exposure for the vessel to the charterer in exchange for an arranged fee. The charterer has the right to market the vessel without direction from the owner. Currently, we have no third-party bareboat chartered vessels in our fleet.

Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees are typically based on a per diem rate and are not subject to fluctuations in the charter hire rates. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Currently, we have six vessels under management.

Substantially all of our charters are fixed in British Pounds, or GBP; Norwegian Kroner, or NOK; Euros; U.S. Dollars; Brazilian Reais, or BRL; or Singapore Dollars, or SGD. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency in which its operating expenses are incurred.

We have approximately a dozen competitors in the North Sea market and numerous mid-size and large competitors in the Southeast Asia and Americas markets, some of which have significantly greater financial resources than we have. We compete principally on the basis of suitability of equipment, price and service. In the Americas region, we benefit from the provisions of the Jones Act which limits vessels that can operate in the U.S. Gulf of Mexico to those with U.S. ownership. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies.

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

Under the Jones Act, the privilege of transporting merchandise or passengers for hire in Coastwise Trade in U.S. territorial waters is restricted to only those Jones Act qualified vessels that are owned and managed by U.S. citizens and are built in and registered under the laws of the United States. A corporation is not considered a U.S. citizen unless:

●	the corporation is organized under the laws of the U.S. or of a state, territory or possession thereof;
●	the chief executive officer, by whatever title, and the chairman of the board of directors are U.S. citizens;
●	directors representing not more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business are non-U.S. citizens; and
●

at least a majority, or in the case of an endorsement for operating in Coastwise Trade, 75 percent of the ownership and voting power of the shares of the capital stock is owned by, voted by and controlled by U.S. citizens, free from any trust or fiduciary obligations in favor of, or any contract or understanding under which voting power or control may be exercised directly or indirectly on behalf of non-U.S. citizens.

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

Environmental Regulations

Our operations are subject to a variety of federal, state, local and international laws and regulations regarding the emission or discharge of materials into the environment or otherwise relating to environmental protection. As some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, we could be subject to liability even if we were not negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, including charterers.

Numerous governmental authorities, such as the U.S. Environmental Protection Agency, analogous state agencies, and, in certain instances, citizens’ groups, have the power to enforce compliance with these laws and regulations and the permits issued under them. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Environmental laws and regulations may change in ways that substantially increase costs, or impose additional requirements or restrictions which could adversely affect our financial condition and results of operations. We believe that we are in substantial compliance with currently applicable environmental laws and regulations, but failure to comply could have material adverse consequences. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. As such, there can be no assurance that material cost and liabilities related to compliance with environmental laws and regulations will not be incurred in the future.

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

The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. We maintain response plans as required by the Clean Water Act to address potential oil and fuel spills from either our vessels or our shore-based facilities.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as “CERCLA” or “Superfund,” and similar laws, impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response costs, as well as natural resource damages. Therefore, we could be held liable for releases of hazardous substances that resulted from operations by third parties not under our control or for releases associated with practices performed by us or others that were standard in the industry at the time. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

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

Employees

We have approximately 2,000 employees located principally in the United States, the United Kingdom, Norway, Southeast Asia, and Brazil. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for approximately 850 contract crew members, approximately 45% of our labor force, who are members of two North Sea unions, under evergreen employment agreements. Wages are renegotiated annually in the second half of each year for the North Sea unions. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of those collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

Properties

Our principal executive offices are leased and located in Houston, Texas. We lease offices and, in most cases, warehouse facilities for our local operations. Offices for our Southeast Asia operating segment are located in Singapore and Kemaman, Malaysia. Offices for our North Sea operating segment are located in Aberdeen, Scotland and Sandnes, Norway. Offices for our Americas operating segment are located in Macae, Brazil; Paraiso, Mexico; Port of Spain, Trinidad; and St. Rose and Youngsville, Louisiana. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

ITEM 1A. Risk Factors

We rely on the oil and natural gas industry, and volatile oil and natural gas prices impact demand for our services.

Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

●	prevailing oil and natural gas prices;
●	expectations about future prices and price volatility;
●	cost of exploring for, producing and delivering oil and natural gas;
●	sale and expiration dates of available offshore leases;
●	demand for petroleum products;
●	current availability of oil and natural gas resources;
●	rate of discovery of new oil and natural gas reserves in offshore areas;
●	local and international political, environmental and economic conditions;
●	changes in law and regulations;
●	technological advances; and
●	ability of oil and natural gas companies to obtain leases and permits, or obtain funds for capital.

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

Charter rates for marine supply vessels depend in part on the supply of the vessels. We could experience a reduction in demand as a result of an increased supply of vessels. Excess vessel capacity in the industry or a particular offshore market may result from:

●	constructing new vessels;
●	moving vessels from one offshore market area to another;
●	converting vessels formerly dedicated to services other than offshore marine services; or
●	declining offshore oil and gas drilling production activities.

In the last ten years, construction of vessels of the types we operate has increased. New capacity in the worldwide offshore marine fleet or declining offshore oil and gas drilling and production activities is likely to increase competition in those markets where we presently operate which, in turn, could reduce day rates, utilization rates and operating margins, which would adversely affect our financial condition and results of operations.

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

Our operations are subject to various operating hazards and risks, including:

●	catastrophic marine disaster;
●	adverse sea and weather conditions;
●	mechanical failure;
●	navigation errors;
●	collision;
●	oil and hazardous substance spills, containment and clean up;
●	labor shortages and strikes;
●	damage to and loss of drilling rigs and production facilities; and
●	war, sabotage, piracy and terrorism risks.

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

We maintain insurance coverage against substantially all of the casualty and liability risks listed above, subject to deductibles and certain exclusions. We have renewed our primary insurance program for the insurance year 2014-2015. We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, or that it will be adequate to cover future claims that may arise.

We have a substantial amount of indebtedness. We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have a substantial amount of indebtedness which could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate financing needs;
●

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, dividend payments, stock repurchases, capital expenditures, research and development efforts and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

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

To the extent we engage in stock repurchases, such activity is subject to market conditions, such as the trading prices for our stock, as well as the terms of any stock repurchase plans intended to comply with Rule 10b5-1 or Rule 10b-18 of the Exchange Act. Management, in its discretion, may engage in or discontinue stock repurchases at any time.

A substantial portion of our revenue is derived from our international operations and those operations are subject to foreign government regulation and operating risks.

We derive a substantial portion of our revenue from foreign sources. We therefore face risks inherent in conducting business internationally, such as:

●	foreign currency exchange fluctuations;
●	legal and governmental regulatory requirements;
●	difficulties and costs of staffing and managing international operations;
●	language and cultural differences;
●	potential vessel seizure or nationalization of assets;
●	import-export quotas or other trade barriers;
●	difficulties in collecting accounts receivable and longer collection periods;
●	political and economic instability;
●	changes to shipping tax regimes;
●	imposition of currency exchange controls; and
●	potentially adverse tax consequences.

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

Due to the continuous evolution of laws and regulations in the various markets in which we operate, we may be restricted or even lose the right to operate in certain international markets where we currently have a presence.

Many of the countries in which we operate have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernible even to experienced operators. Further, these laws, regulations and enforcement systems can be subject to frequent change or reinterpretation, sometimes with retroactive effect, and taxes, fees, fines or penalties may be sought from us based on that reinterpretation or retroactive effect. While we endeavor to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations in the jurisdiction. In addition, laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase our costs which we may not be able to pass through to our customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect our financial condition, results of operations or cash flows.

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

In addition, our reported tax expense reflects our intention to permanently reinvest earnings from our foreign operations and therefore those earnings are not subject to U.S. taxation. In the future, we may elect to decrease the portion of annual foreign earnings we intend to permanently reinvest, and, if so, this would increase our overall effective tax rate upwards towards the U.S. federal statutory rate, which is currently 35%. Although we have neither the need nor the inclination to change our current intention, if we should change our intention with regard to our prior years accumulated unremitted foreign earnings, we would recognize a charge to current earnings to reflect the effect of U.S. taxation on those prior years’ unremitted foreign earnings and that charge could be significant and material.

Our income tax expense, or benefit, and effective tax rate are impacted by inclusion of related U.S. earnings, or losses, taxed at the combined U.S. federal and state tax rates which are subject to tax law changes. In addition, our tax returns are subject to examination and review by the tax authorities in the jurisdictions in which we operate.

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

Vessel construction, enhancement, repair and drydock projects are subject to risks, including delays, cost overruns, and ship yard insolvencies which could have an adverse impact on our results of operations.

Our vessel construction, enhancement, repair and drydock projects are subject to risks, including delay and cost overruns, inherent in any large construction project, including:

●	shortages of equipment;
●	unforeseen engineering problems;
●	work stoppages;
●	lack of shipyard availability;
●	weather interference;
●	unanticipated cost increases;
●	shortages of materials or skilled labor; and
●	insolvency of the ship repairer or ship builder.

Significant cost overruns or delays in connection with our vessel construction, enhancement, repair and drydock projects could adversely affect our financial condition and results of operations. Significant delays could also result, under certain circumstances, in penalties under, or the termination of, long-term contracts under which our vessels operate. The demand for vessels we construct may diminish from anticipated levels, or we may experience difficulty in acquiring new vessels or obtaining equipment to fix our older vessels due to high demand, both circumstances which may have a material adverse effect on our revenues and profitability. Recent global economic issues may increase the risk of insolvency of ship builders and ship repairers, which could adversely affect the cost of new construction and the vessel repairs and could result, under certain circumstances, in penalties under, or termination of, long-term contracts relating to vessels under construction.

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

We have high levels of fixed costs that will be incurred regardless of our level of business activity.

Our business has high fixed costs. Downtime or low productivity due to reduced demand, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.

Growth through acquisitions and investment could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations.

We regularly evaluate potential acquisitions of single vessels, vessel fleets and businesses, and we expect to continue to enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquisition could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

●	diversion of management time and focus away from operating our business to integrating the business;
●	integration of the acquired company’s accounting, human resources and other administrative systems and the coordination of various business functions;
●	implementation of, and changes to, controls, procedures and policies at the acquired company;
●	transition of customers into our operations;
●

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries or regions;

●	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
●	liability for activities of the acquired company before the acquisition, including violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
●	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions or investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business in general.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt or contingent liabilities, an increase in amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

We can give no assurances that we will be able to identify desirable acquisition candidates or that we will be successful in entering into definitive agreements or closing such acquisitions on satisfactory terms. An inability to acquire additional vessels or businesses may limit our growth potential.

Our industry is highly competitive, which could depress vessel prices and utilization and adversely affect our financial performance.

We operate in a competitive industry. The principal competitive factors in the marine support and transportation services industry include:

●	price, service and reputation of vessel operations and crews;
●	national flag preference;
●	operating conditions;
●	suitability of vessel types;
●	vessel availability;
●	technical capabilities of equipment and personnel;
●	safety and efficiency;
●	complexity of maintaining logistical support; and
●	cost of moving equipment from one market to another.

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

As a result of the Reorganization, our Class A common stock is now subject to certain transfer and ownership restrictions designed to protect our eligibility to engage in Coastwise Trade, including restrictions that limit the maximum permitted percentage of outstanding shares of Class A common stock that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum of 22 percent (collectively, the “Maritime Restrictions”). These Maritime Restrictions:

●	may cause the market price of our Class A common stock to be lower than the market price of our competitors who may not impose similar restrictions;
●	may result in transfers to non-U.S. citizens being void and ineffective and, thus, may impede or limit the ability of our stockholders to transfer or purchase shares of our Class A common stock;
●

provide for the automatic transfer of shares in excess of the maximum permitted percentage (“Excess Shares”) to a trust for sale and may result in non-U.S. citizens suffering losses from the sale of Excess Shares;

●

permit us to redeem Excess Shares, which may result in stockholders who are non-U.S. citizens being required to sell their Excess Shares of Class A common stock at an undesirable time or price or on unfavorable terms;

●	may adversely affect our financial condition if we must redeem Excess Shares or if we do not have the funds or ability to redeem the Excess Shares; and
●	may impede or discourage efforts by a third party to acquire the Company, even if doing so would benefit our stockholders.

Our business could be adversely affected if we do not comply with the Jones Act.

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

We may be unable to attract and retain qualified, skilled employees necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

In crewing our vessels, we require skilled employees who can perform physically demanding work, often in harsh or challenging environments for extended periods of time. As a result of the volatility of the oil and gas industry and the demanding nature of the work, potential vessel employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. Further, we face strong competition within the broader oilfield industry for potential employees, including competition from drilling rig operators, for our fleet personnel. As vessels under our new vessel construction program are placed in service, we may not be able to hire a sufficient number of employees. It is possible that we will have to raise wage rates to attract workers and to retain our current employees. If we are not able to increase our charges to our customers to compensate for wage increases, our financial condition and results of operations may be adversely affected. If we are unable to recruit qualified personnel we may not be able to operate our vessels at full utilization, which would adversely affect our results of operations.

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

There is a concern that emissions of greenhouse gases (“GHG”), such as carbon dioxide and methane, alter the composition of the global atmosphere in ways that affect the global climate. Climate change, including the impact of global warming, may create physical and financial risk. Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition and results of operations.

Financial risks relating to climate change are likely to arise from increasing legislation and regulation, as compliance with any new rules could be difficult and costly. For example, from time to time legislation has been proposed in the U.S. Congress to reduce GHG emissions. In addition, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions, which regulations have been challenged. Depending on the outcome of these or other regulatory matters, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the relevant limitations. Our vessels also operate in foreign jurisdictions that are addressing climate changes by legislation or regulation. Unless and until legislation or regulations are enacted and its terms are finalized, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. In addition, any GHG related legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.

Prior events in the U.S. Gulf of Mexico have adversely impacted and are likely to continue to adversely impact our operations and financial condition.

The Macondo Incident in April 2010 effectively caused the cessation of drilling in the U.S. Gulf of Mexico due both to oil spill cleanup efforts and a drilling moratorium.  Although the cleanup was largely completed in August 2010 and the moratorium was lifted in October 2010, drilling activity did not begin to recover until April 2012. While we believe we are in the early stages of a period of growth in offshore activity in the U.S. Gulf of Mexico, at the end of 2013 there were 40 “floater” rigs (semi-submersibles and drillships) available to support deepwater drilling in the U.S. Gulf of Mexico. The deepwater rig count is expected to increase by approximately 20 drilling rigs during the next two years. While we expect the increasing number of rigs to increase demand for vessels, various new laws and regulations and changes in laws and regulations with respect to offshore drilling activities have affected and could affect the manner and method by which our customers are doing business in the area, which could affect our financial condition or results of operations.

In the aftermath of the Macondo Incident, regulatory agencies with jurisdiction over oil and gas exploration adopted numerous new regulations and operating procedures.  If the new regulations, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant increased financial burden on the drilling projects in the U.S. Gulf of Mexico, drillships and other floating rigs could depart the U.S. Gulf of Mexico for other potentially more profitable regions, which would likely affect the demand for our equipment and services.  In addition, government agencies could issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico that could disrupt or delay drilling operations, increase the cost of drilling operations or reduce the area of operations available for drilling.  All of these uncertainties, including such announced and potential changes in laws and regulations, the cost or availability of insurance and the decisions by customers, governmental agencies or other industry participants could result in a reduced demand for our equipment and services or increase our cost of operations, which could have an adverse effect on our business.  We cannot reasonably or reliably estimate to what extent any of the foregoing changes will occur, when they will occur, or how severely they will impact us.

The early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.

Some of the long-term contracts for our vessels and all contracts with governmental entities and national oil companies contain early termination options in favor of the customer; however, some have early termination remedies or other provisions designed to discourage the customers from exercising such options. We cannot assure that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Until replacement of such business with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business on economically equivalent terms. In those circumstances, the amount of backlog could be reduced and the conversion of backlog into revenue could be impaired.

We may be unable to collect amounts owed to us by our customers.

We typically grant our customers credit on a short-term basis. Related credit risks are inherent as we do not typically collateralize receivables due from customers. We provide estimates for uncollectible accounts based primarily on our judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on our financial statements. However, our receivables valuation estimates may not be accurate and receivables due from customers reflected in our financial statements may not be collectible.

Adverse results of legal proceedings could materially adversely affect us.

We are subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our financial position and our results of operations should we fail to prevail in certain matters.

A decrease in our customer base could adversely affect demand for our services and reduce our revenues.

We derive a significant amount of our revenue from a small number of offshore energy companies. Our loss of one of these significant clients, if not offset by sales to new or other existing clients, could have a material adverse effect on our business, financial condition and results of operations. In addition, in recent years, oil and natural gas companies, energy companies and drilling contractors have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for our services. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which could adversely affect demand for our vessels and thereby reduce our revenues.

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

NOT APPLICABLE

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GLF”. The following table sets forth the range of high and low sales prices for our common stock and the amount of cash dividends per share declared per share for the periods indicated:

	2013			2012
	High	Low	Dividend	High	Low	Dividend
Quarter ended March 31,	$39.67	$32.98	$0.25	$55.20	$42.21	$0.00
Quarter ended June 30,	$46.33	$35.68	$0.25	$49.09	$30.83	$0.00
Quarter ended September 30,	$51.73	$45.50	$0.25	$38.56	$32.75	$0.00
Quarter ended December 31,	$53.34	$44.07	$0.25	$35.65	$27.61	$1.00

For the period from January 1, 2014 through February 21, 2014, the range of low and high closing prices of our common stock was $39.48 to $46.56 , respectively. On February 21, 2014, the closing sale price of our Class A common stock as reported by the NYSE was $41.27 per share and there were 452 stockholders of record.

Issuer Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A common stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in previously negotiated transactions, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. At December 31, 2013, $86.7 million remains available to repurchase shares under the stock repurchase program.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the year ended December 31, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	-	-	-	$86,745
September 1 - 30	-	-	-	$86,745
October 1 - 31	-	-	-	$86,745
November 1-30	-	-	-	$86,745
December 1 - 31	-	-	-	$86,745

Dividend Program

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2013	2012
Dividends Declared (in thousands)	$26,447	$26,613
Dividend per share	$1.00	$1.00

Prior to December 2012, we had not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture governing our senior notes, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” and Note 5 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 governing, we may be restricted from declaring or paying any future dividends. Our dividend policy will be reviewed by our Board of Directors at such times as may be appropriate in light of future operating conditions, dividend restrictions of subsidiaries and investors or lenders, financial requirements, general business conditions and other factors.

Equity incentive plan information required by this item may be found in Note 8 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 herein.

Performance Graph

The following performance graph and table compare the cumulative return on our common stock to the Dow Jones Total Market Index and the Dow Jones Oilfield Equipment and Services Index for the periods indicated. The graph assumes (i) the reinvestment of dividends, if any, and (ii) the value of the investment of our common stock and each index have been $100 at December 31, 2007.

Comparison of Cumulative Total Return

	2008	2009	2010	2011	2012	2013
GulfMark Offshore, Inc.	100	116	123	167	136	193
Dow Jones Total Market Index	100	125	143	144	165	213
Dow Jones Oilfield Equipment and Services Index	100	153	188	164	160	200

ITEM 6. Selected Consolidated Financial Data

The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part II, Item 7.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Operating Data:
Revenue	$454,604	$389,205	$381,870	$359,766	$388,871
Direct operating expenses	217,422	198,187	182,585	170,638	166,183
Drydock expense	24,094	33,280	15,932	22,182	15,696
General and administrative expenses	54,527	54,600	45,495	44,029	43,700
Depreciation and amortization	63,955	59,722	59,586	56,959	53,044
Impairment charge	-	1,152	1,750	97,665	46,247
Gain on sale of assets	(5,870)	(8,741)	(2,018)	(5,095)	(5,552)
Operating income (loss)	100,476	51,005	78,540	(26,612)	69,553
Interest expense	(23,821)	(23,244)	(22,314)	(21,693)	(20,281)
Interest income	202	338	748	985	377
Loss on extinguishment of debt	-	(4,378)	-	-	-
Foreign currency gain (loss) and other	(1,289)	(1,779)	(2,346)	(126)	(1,153)
Income tax (provision) benefit (a)	(4,962)	(2,669)	(4,694)	12,701	2,087

Net income (loss)	$70,606	$19,273	$49,934	$(34,745)	$50,583
Amounts per common share (basic) (b):
Net income (loss)	$2.70	$0.73	$1.92	$(1.36)	$1.98
Weighted average common shares (basic)	26,175	26,208	25,828	25,519	25,151
Amounts per common share (diluted) (b):
Net income (loss)	$2.70	$0.73	$1.91	$(1.36)	$1.96
Weighted average common shares (diluted)	26,185	26,228	25,962	25,519	25,447
Statement of Cash Flows Data:
Cash provided by operating activities	$126,702	$102,736	$97,471	$91,574	$171,045
Cash used in investing activities	(210,069)	(198,764)	(49,408)	(53,857)	(68,199)
Cash provided by (used in) financing activities	(39,598)	150,604	(16,231)	(32,837)	(120,250)
Effect of exchange rate changes on cash	(1,644)	1,782	(210)	236	8,722
Other Data:
Adjusted EBITDA (c)	$164,431	$111,879	$139,876	$128,012	$168,844
Cash dividends per share (d)	$1.00	$1.00	$-	$-	$-
Total vessels in fleet as of year end (e)	79	78	90	88	92
Average number of owned or chartered vessels (f)	70.5	71.0	73.8	73.4	71.3

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$60,566	$185,175	$128,817	$97,195	$92,079
Vessels, equipment and other fixed assets, including construction in progress, net	1,494,611	1,305,789	1,180,548	1,194,200	1,204,416
Total assets	1,773,292	1,745,674	1,499,799	1,468,649	1,565,659
Long-term debt (g)	500,864	500,999	305,830	293,095	326,361
Total stockholders’ equity	1,063,341	1,027,882	996,860	945,957	987,468

(a)	See Note 6 to our “Consolidated Financial Statements – Income Taxes,” included in Part II, Item 8.

(b)	Earnings per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding.

(c)

EBITDA is defined as net income (loss) before interest expense, interest income, income tax (benefit) provision, and depreciation, amortization and impairment. Adjusted EBITDA is calculated by adjusting EBITDA for certain items that we believe are non-cash or non-operational, consisting of: (i) the cumulative effect of change in accounting principle, (ii) debt refinancing costs, (iii) loss from unconsolidated ventures, (iv) minority interests, and (v) other (income) expense, net. EBITDA and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles, or GAAP, and should not be considered as an alternative to cash flow data, a measure of liquidity or an alternative to operating income or net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP.

EBITDA and Adjusted EBITDA are presented because they are widely used by securities analysts, creditors, investors and other interested parties in the evaluation of companies in our industry. This information is a material component of certain financial covenants in debt obligations. Failure to comply with the financial covenants could result in the imposition of restrictions on our financial flexibility. When viewed with GAAP results and the accompanying reconciliation, we believe the EBITDA and Adjusted EBITDA calculations provide additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt and meet our ongoing liquidity requirements. EBITDA is also a financial metric used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. However, because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies or comparable for other purposes. Also, EBITDA and Adjusted EBITDA, as non-GAAP financial measures, have material limitations as compared to cash flow provided by operating activities. EBITDA does not reflect the future payments for capital expenditures, financing–related charges and deferred income taxes that may be required as part of normal business operations.

The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income (loss)	$70,606	$19,273	$49,934	$(34,745)	$50,583
Interest expense	23,821	23,244	22,314	21,693	20,281
Interest income	(202)	(338)	(748)	(985)	(377)
Income tax provision (benefit)	4,962	2,669	4,694	(12,701)	(2,087)
Depreciation, amortization and impairment	63,955	60,874	61,336	154,624	99,291
EBITDA	163,142	105,722	137,530	127,886	167,691
Adjustments:	-
Other *	1,289	6,157	2,346	126	1,153
Adjusted EBITDA	$164,431	$111,879	$139,876	$128,012	$168,844

*     Includes foreign currency transaction adjustments and loss on extinguishment of debt.

(d)

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. In each quarter of 2013, our Board of Directors declared a quarterly cash dividend of $0.25 per share for a total 2013 dividend of $1.00 per share.

(e)

Includes managed vessels in addition to those that are owned and chartered at the end of the applicable period (excludes vessels held for sale). See “Worldwide Fleet” in Part I, Items 1 and 2 “Business and Properties” for further information concerning our fleet.

(f)

Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period and is adjusted for additions and dispositions occurring during each period.

(g)	Excludes current portion of long-term debt.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” See also Part II, Item 6 “Selected Consolidated Financial Data.”

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 80 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At February 24, 2014, our active fleet includes 74 owned vessels and six managed vessels. In addition, we currently have five vessels under construction that have delivery dates ranging from first quarter 2014 through second quarter 2015.

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

Income Taxes

The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under “tonnage tax” regimes. Our U.K. regime was renewed in November 2010 for another ten years. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial systems continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.

In 2010, Norway made significant changes to its tonnage tax system requiring us to pay tax on our pre-2007 tonnage tax profits. We elected to pay the tax over three equal annual installments beginning in 2011 and made the final annual installment payment of $1.8 million in 2013.

Our overall effective tax rate is substantially lower than the U.S. federal statutory income tax rate because our Southeast Asia and North Sea operations are tonnage tax qualified shipping activities that are taxed at relatively low rates or that are otherwise tax exempt. Should our operational structure change or should the laws that created these shipping tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our consolidated financial statements. In addition, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. Any such increase could cause volatility in the comparisons of our effective tax rate from period to period.

U.S. foreign tax credits can be carried forward for ten years. We have $9.8 million of such foreign tax credit carry-forwards that begin to expire in 2014. In 2013 we established a $0.8 million valuation allowance for certain of our foreign tax credits. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credits and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be provided in the period such determination was made.

Mexico’s tax law includes a revenue based tax through December 31, 2013, which in effect is an alternative minimum tax payable to the extent that the revenue based tax exceeds the current income tax liability. The revenue based tax rate is 17.5%. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 – 30%; 2013 – 29%; and 2014 and beyond - 28%. However, in October 2013 Mexico tax legislation extended the 30% tax rate through 2015, repealed the revenue based tax and created a new 10% dividend tax that is assessed on the payer of dividends. We do not expect our Mexican subsidiaries to pay dividends in the foreseeable future.

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

We reduce the carrying value of certain deferred tax assets by the tax effect of the amount of excess stock compensation income tax deductions until such time as those tax deductions can be realized. This results in our not recognizing any tax benefits for those excess tax deductions in the period in which they arise.

See also Note 1 and Note 6 to our Consolidated Financial Statements included in Part II, Item 8.

Long-Lived Assets, Goodwill and Intangibles

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 2001 acquisition of Sea Truck Holding AS and the 1998 acquisition of Brovig Supply AS. Our identifiable intangible assets relate to the value assigned to customer relationships as a result of our acquisition of Rigdon Marine Corporation and Rigdon Marine Holdings, LLC, in July 2008 (the “Rigdon Acquisition”). The assessment of potential impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually, for goodwill. In assessing goodwill for impairment, we analyze certain qualitative factors that affect the value, including goodwill, of a segment. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.

In assessing potential impairment related to our long-lived assets, the carrying values of the assets are compared with undiscounted expected future cash flows. If the carrying value of any long-lived asset is greater than the related undiscounted expected future cash flows, we measure impairment by comparing the fair value of the asset with its carrying value.

At least annually, we assess whether goodwill is impaired based on certain qualitative factors. If those factors indicate that it is more likely than not that impairment of goodwill has occurred, we will proceed to step one of the process to assess goodwill for potential impairment. Under step one, we assess whether impairment exists by comparing the fair value of each reporting unit to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting unit.

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

Drydocking, Mobilization and Financing Costs

The periodic requirements of the various classification societies require vessels to be placed in drydock twice in a five-year period. Generally, drydocking costs include refurbishment of structural components as well as major overhaul of operating equipment, subject to scrutiny by the relevant classification society. We expense these costs as incurred.

In connection with new long-term contracts, incremental costs incurred that directly relate to mobilization of a vessel from one region to another are deferred and recognized over the primary contract term. Should the contract be terminated by either party prior to the end of the contract term, the unamortized deferred amount would be immediately expensed. In contrast, costs of relocating vessels from one region to another without a contract are expensed as incurred.

Deferred financing costs are capitalized and amortized over the expected term of the related debt. Should the specific debt terminate by means of payment in full, tender offer or lender termination, the associated deferred financing costs would be immediately expensed.

Allowance for Doubtful Accounts

Our customers are primarily major and independent oil and gas companies, national oil companies and oil service companies. Given our experience where our historical losses have been insignificant and our belief that our related credit risks are minimal, our major and independent oil and gas company and oil service company customers are generally granted credit on customary business terms. Our exposure to foreign government-owned and controlled oil and gas companies, as well as companies that provide logistics, construction or other services to such oil and natural gas companies, may result in longer payment terms; however, we monitor our aged accounts receivable on an ongoing basis and provide an allowance for doubtful accounts in accordance with our written policy. This formalized policy ensures there is a critical review of our aged accounts receivable to evaluate the collectability of our receivables and to establish appropriate allowances for bad debt. This policy states that a reserve for bad debt is to be established if an account receivable is outstanding a year or longer. The amount of such reserve to be established by management is based on the facts and circumstances relating to the particular customer.

Historically, we have collected appreciably all of our accounts receivable balances; however, in 2012, the amount increased significantly due to a customer that declared bankruptcy. At December 31, 2013 and 2012 we provided an allowance for doubtful accounts of $0.4 million and $3.2 million, respectively. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay, particularly in the event of deteriorating economic conditions. Since amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.

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

We have recently been made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No liability has been accrued as of December 31, 2013 associated with any possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

Multi-employer Pension Obligation

Certain current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund (“MNOPF”). At December 31, 2013, we had $3.5 million accrued related to this liability, which reflects all obligations assessed on us by the fund’s trustee. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time. The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2012 and resulted in an adjusted deficit of $250 million. The amount and timing of additional potential future obligations relating to underfunding depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, asset performance, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In addition, our obligation could increase if other employers no longer participated in the plan. In the year ended December 31, 2013 we made contributions to the plan of $2.5 million. This included a lump sum payment of $1.5 million which was the amount of the 2012 deficit share apportioned to us. Our contributions do not make up more than five percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund (“MNRPF”) in a capacity similar to our participation in the MNOPF. While historically we have not been required to contribute to any deficit in the MNRPF, due to a change in the plan rules we were advised that we will be required to make contributions beginning in 2013. However, this has not happened during 2013 despite previous communication advising that the actuarial valuation as of March 31, 2011 (the most recent valuation available) identified a total plan deficit. While we have not yet received a notification of the amount of the deficit share, we have accrued an estimate that, at December 31, 2013, amounts to $1.1 million in anticipation of this obligation.

Cancellation of Split Dollar Life Insurance Plans

In June 2011, we cancelled the split dollar insurance agreements (the “Collateral Assignments”) under which we paid the split-dollar life insurance policy premiums (the “Premiums”) for our then President and then Chief Executive Officer and our Executive Vice President – Operations.  Upon cancellation and pursuant to the term of the Collateral Assignments, we were repaid the Premiums by each covered individual and are no longer obligated to make any future premium payments on the policies. We had a supplemental income plan with participation agreements, as amended, for each covered individual under which we provided each covered individual, six months after retirement, a cash payment equal to the Premiums. Both individuals received final payment from the plans in 2013.

Off-Balance Sheet Arrangements

We have evaluated whether we have any material relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K). Based on this evaluation, we believe that no disclosures relating to off-balance sheet arrangements are required.

Consolidated Results of Operations

Comparison of the Fiscal Years Ended December 31, 2013 and December 31, 2012

Our consolidated revenue increased by $65.4 million, from $389.2 million in 2012 to $454.6 million in 2013, largely due to overall higher day rates and utilization and higher capacity as we began to take delivery of new-build vessels under our most recent new vessel construction program. For the year ended December 31, 2013, we had net income of $70.6 million, or $2.70 per diluted share, compared to net income of $19.3 million, or $0.73 per diluted share, for the year ended December 31, 2012.

The increase in revenue was the result of a combination of factors. Day rates, which had the largest impact, increased 14.7% in 2013 from $17,661 in 2012 to $20,249 in 2013, contributing $40.5 million to the increase in revenue. Fleet utilization increased from 84.2 percent to 87.7 percent, increasing revenue by $16.5 million. Fleet capacity is affected by vessel sales, vessel purchases and delivery of new-build vessels. During 2013, we delivered five new-build vessels and sold three older vessels. In 2012, we acquired two vessels from third parties in the first and fourth quarters and sold four non-strategic vessels. Net changes in capacity increased revenue by $8.4 million. The strengthening of the U.S. Dollar and other currency movements negatively impacted revenue by $2.0 million.

	Year Ended December 31,
	2013	2012	Increase (Decrease)
	(Dollars in thousands)
Average Rate Per Day Worked (a) (b):
North Sea (c)	$21,533	$20,075	$1,458
Southeast Asia	14,792	14,383	409
Americas	21,689	17,150	4,539
Overall Utilization (a) (b):
North Sea (c)	90.1%	89.6%	0.5%
Southeast Asia	77.3%	79.4%	(2.1)%
Americas	91.2%	82.5%	8.7%
Average Owned or Chartered Vessels (a) (d):
North Sea	25.8	24.2	1.6
Southeast Asia	16.0	14.9	1.1
Americas	28.7	31.9	(3.2)
Total	70.5	71.0	(0.5)

(a)	Owned vessels.

(a)

Average rate per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(b)

Revenues for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US Dollar/GBP, US Dollar/NOK and US Dollar/Euro) for the periods indicated below. The North Sea based fleet also includes vessels working offshore India, offshore Africa and the Mediterranean. Payment for vessels in our Southeast Asia fleet can be earned in other currencies, including the Singapore Dollar (“SGD”). Payment for vessels in our Americas fleet can be earned in other currencies, including the Brazilian Reais (“BRL”).

	Year Ended December 31,
	2013	2012
$1 US=GBP	0.604	0.631
$1 US=NOK	6.072	5.814
$1 US=Euro	0.728	0.777
$1 US=BRL	2.362	1.945
$1 US=SGD	1.263	1.249

(c)	Adjusted for vessel additions and dispositions occurring during each period.

Direct operating expenses increased by $19.2 million during 2013. This was primarily due to an increase in crew salaries and benefits, largely associated with new-build vessels and a vessel acquired in late 2012, combined with higher repairs and maintenance expense. Drydock expense decreased by $9.2 million from 2012 to 2013 due to a lower number of drydocks in 2013. We had 35 vessels drydocked in 2012, compared to 23 in 2013. Depreciation expense increased $4.2 million due to the addition of the new-build vessels. Impairment expense in 2012 related to an asset held for sale that was sold in early 2013. The gain on sale of assets in 2013 relates to the sale of two older North Sea vessels and one older vessel located in the Brazil sub-region. The gain on sale of assets in 2012 related to the sale of four U.S. crew boats and fast supply vessels.

Interest expense increased $0.6 million year over year due mainly to a higher overall debt level in 2013, substantially offset by higher capitalized interest related to our vessel construction program. Other expense decreased $4.7 million due to a loss on extinguishment of debt incurred in 2012.

The income tax expense for 2013 was $5.0 million, compared to $2.7 million for 2012. The 2013 effective tax rate was 6.6% and the 2012 effective tax rate was 12.2%. Tax expense from year to year can vary based on the mix of profitability and taxing jurisdictions.

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
Average Rate Per Day Worked (a) (b):
North Sea (c)	$20,075	$20,071	$4
Southeast Asia	14,383	15,053	(670)
Americas	17,150	14,526	2,624
Overall Utilization (a) (b):
North Sea (c)	89.6%	92.4%	(2.8)%
Southeast Asia	79.4%	85.1%	(5.7)%
Americas	82.5%	80.5%	2.0%
Average Owned or Chartered Vessels (a) (d):
North Sea	24.2	24.8	(0.6)
Southeast Asia	14.9	14.0	0.9
Americas	31.9	35.0	(3.1)
Total	71.0	73.8	(2.8)

(a)	Owned vessels.

(b)

Average rate per day worked is defined as total charter revenue divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

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

Segment Results

As discussed in “General Business” included in Part I, Items 1 and 2, we have three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280. The majority of our revenue is derived from our long-lived assets located in foreign jurisdictions. In 2013, we had $152.8 million in revenue and $496.5 million in long-lived assets attributed to the United States, our country of domicile.

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

Operating Income by Operating Segment

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
North Sea	$45,749	$30,611	$50,916
Southeast Asia	17,972	23,072	35,287
Americas	62,802	23,746	16,397
Total reportable segment operating income	126,523	77,429	102,600
Other	(26,047)	(26,424)	(24,060)
Total reportable segment and other operating income	$100,476	$51,005	$78,540

North Sea Region:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue	$184,287	$164,273	$172,393
Direct operating expenses	97,293	84,808	81,528
Drydock expense	10,058	11,587	8,563
General and administrative expense	13,884	16,747	12,169
Depreciation and amortization expense	23,410	19,368	19,495
Impairment charge	-	1,152	1,750
Gain on sale of assets	(6,107)	-	(2,028)
Operating income	$45,749	$30,611	$50,916

Comparison of Fiscal Year Ended December 31, 2013 and December 31, 2012

Revenue for the North Sea increased $20.0 million, or 12.2%, compared to 2012 due primarily to increased capacity in the region which positively impacted revenue by $14.9 million for the year. The increase in capacity is due to accepting delivery of five new-build vessels in the North Sea in the second half of 2013 and the full year effect of a vessel purchased in late 2012, offset by the sale of two older vessels. Utilization increased from 89.6% in 2012 to 90.1% in 2013, which positively impacted revenue by $1.5 million. Day rates increased from $20,075 in 2012 to $21,533 in 2013, which increased revenue by $5.6 million. These increases were offset by currency and other effects as a result of the strengthening of the U.S. Dollar which decreased revenue by $2.0 million. Operating income of $45.8 million in 2013 was $15.1 million higher than 2012 as the increase in revenues and the $6.1 million combined gain on the sales of the two older vessels was partially offset by higher operating and depreciation expense. Direct operating expenses increased $12.5 million due largely to increased salaries and benefits associated with delivery of the new-build vessels and the full year effect of the vessel purchased in late 2012. Drydock expense decreased $1.5 million from 2012 due to less drydock days incurred. Depreciation expense increased year over year by $4.0 million due to the delivery of the new-build vessels. General and administrative expense decreased by $2.8 million due primarily to significant bad debt expense incurred in 2012 not incurred in 2013.

Comparison of Fiscal Year Ended December 31, 2012 and December 31, 2011

Revenue for the North Sea decreased $8.1 million, or 4.7%, compared to 2011. The decrease was due primarily to decreased utilization in the region from 92.4% in 2011 to 89.6% in 2012, which negatively impacted revenue by $6.2 million. In addition, currency and other effects as a result of the strengthening of the U.S. Dollar decreased revenue by $2.9 million. Capacity affects, due mainly to the sale of a North Sea vessel in late 2011, also lowered revenue by $1.6 million during 2012. These affects were offset slightly by increased day rates year over year, from $20,071 in 2011 to $20,075 in the current year, which increased revenue by $2.6 million. Operating income of $30.6 million in 2012 was $20.3 million lower than 2011 due to the decrease in revenues coupled with higher operating costs that includes higher crew salaries and benefits and higher fuel costs resulting from vessel mobilizations during 2012. Drydock expense increased $3.0 million from 2011 due to more drydock days incurred. Depreciation expense decreased year over year by $0.1 million. General and administrative expense increased by $4.6 million due primarily to the increase in bad debt expense and higher salaries and professional fees.

Southeast Asia Region:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue	$64,709	$60,504	$63,754
Direct operating expenses	23,938	17,150	12,006
Drydock expense	5,612	5,923	3,871
General and administration expense	5,673	3,755	2,852
Depreciation and amortization expense	11,432	10,604	9,738
Gain on sale of assets	82	-	-
Operating income	$17,972	$23,072	$35,287

Comparison of Fiscal Year Ended December 31, 2013 and December 31, 2012

Revenues for the Southeast Asia based fleet increased by $4.2 million to $64.7 million in 2013. Utilization in the region decreased from 79.4% in 2012 to 77.3% in 2013, but revenue increased by $3.2 million as activity for the higher day rate vessels increased in relation to the older and smaller vessels. Day rates slightly increased, from $14,373 to $14,792, but there was little impact on overall revenue. The increase in fleet size as a result of the arrival of a vessel from the Americas region in late 2012 contributed $1.6 million to the revenue increase in 2013. Operating income was lower during 2013 by $5.1 million, as the higher revenue was offset by higher direct operating costs, primarily associated with crew salaries and benefits. Depreciation expense increased $0.8 million as the result of the additional vessel and drydock expense decreased $0.3 million as a result of fewer drydock days. General and administrative expense increased by $1.9 million due mainly to increased salaries and benefits associated with management changes in 2013.

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

Americas Region:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue	$205,608	$164,428	$145,723
Direct operating expenses	96,191	96,229	89,051
Drydock expense	8,424	15,770	3,498
General and administrative expense	11,415	10,006	8,376
Depreciation and amortization expense	26,661	27,421	28,391
(Gain) loss on sale of assets	115	(8,744)	10
Operating income	$62,802	$23,746	$16,397

Comparison of Fiscal Year Ended December 31, 2013 and December 31, 2012

Our Americas region revenue increased $41.2 million, or 25.0%, in 2013 largely due to a 26.5% increase in average day rates from $17,150 in 2012 to $21,689 in 2013, contributing $37.3 million to the revenue increase. Utilization also increased from 82.5% to 91.2% in the current year resulting in an $11.8 million increase in revenues. Capacity negatively impacted revenue by $7.9 million due to the transfer of one vessel to our Southeast Asia region in the fourth quarter of 2012, the sale of a vessel in the third quarter of 2013 and the sale of four vessels in 2012. Operating income of $62.8 million is $39.1 million higher than the 2012 amount. The increase is due primarily to the increase in revenue. Direct operating expenses were essentially unchanged as significantly higher salaries and benefits associated with our Gulf of Mexico fleet, resulting from salary increases and additional manpower on the vessels, were offset by lower crew salaries and benefits in Brazil resulting from lower payroll taxes. Drydock expense decreased $7.3 million as a result of substantially less drydock days. General and administrative expense increased by $1.4 million due primarily to the increase in salaries and benefits and professional fees.

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

In the third quarter of 2011, the company approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The estimated cost of these seven PSVs is $301.0 million. In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs. The estimated total cost of these four PSVs is approximately $168.0 million. As of December 31, 2013, we expect that we will pay another $110.1 million ($101.0 million, net of amounts previously placed in escrow) in future new-build payments through the second quarter of 2015.

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

In the third quarter of 2012, we entered into a Multicurrency Facility Agreement, which was amended on February 25, 2013, (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions as lenders (the “Lenders”), that provides us with $150.0 million of borrowing capacity, secured by our Americas region vessels, through September 2017. In the second quarter of 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lenders”) allowing us to begin to draw down on the 600.0 million NOK (approximately $98.8 million) of borrowing capacity available, secured by our Norwegian flagged vessels, through September 2017. At December 31, 2013, we were in compliance with all the covenants under these agreements and had no amounts outstanding.

For a discussion of our stock repurchase program and declaration of cash dividend payments, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Net working capital at December 31, 2013, was $116.5 million, including $60.6 million in cash. We had no amounts drawn under our Multicurrency Facility Agreement or Norwegian Facility Agreement, and $500.0 million outstanding under our Senior Notes. At December 31, 2013, we had approximately $150.0 million of borrowing capacity under our Multicurrency Facility Agreement and 600.0 million NOK (approximately $98.8 million) of borrowing capacity under our Norwegian Facility Agreement.

As of December 31, 2013, approximately 78% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2012 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

In recent years, we repatriated cash from our foreign subsidiaries from current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations was approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses. If any portion of the unremitted earnings were ever foreseen to not be permanently reinvested outside the U.S., or if we elect to repatriate a portion of current year foreign earnings, U.S. income tax expense would be required to be recognized and that expense could be material. Although subject to certain limitations, our U.S. net operating loss carry-forwards and foreign tax credit carry-forwards could be used to reduce a portion or all of the U.S. cash tax requirements of any such future foreign cash repatriations.

We anticipate that cash on hand, future cash flow from operations, and access to our revolving credit facilities will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

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

Multicurrency Facility Agreement

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At December 31, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our Norwegian Facility Agreement. The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $98.8 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. We paid fees to the Norwegian Lender totaling $1.3 million, which fees are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method.

The Norwegian Facility Agreement is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty party to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At December 31, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

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

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended December 31, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	-	-	-	$86,745
September 1 - 30	-	-	-	$86,745
October 1 - 31	-	-	-	$86,745
November 1-30	-	-	-	$86,745
December 1 - 31	-	-	-	$86,745

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2013	2012
Dividends Declared (in thousands)	$26,447	$26,613
Dividend per share	$1.00	$1.00

Current Year Cash Flow

At December 31, 2013, we had cash on hand of $60.6 million. Cash provided by operating activities for the year ended December 31, 2013, was $126.7 million compared to $102.7 million in the previous year. The increase was primarily attributable to the increase in operating income.

Cash used in investing activities for the years ended December 31, 2013 and 2012 was $210.1 million and $198.8 million, respectively. In 2013, we spent approximately $261.9 million on asset purchases, primarily new vessel construction. In 2012, we spent approximately $192.3 million, also on new vessel construction. In 2013 and 2012, we sold assets for approximately $13.5 million and $40.6 million, respectively. The proceeds from these asset sales decreased the reported cash used in investing activities.

In 2013, we had $39.6 million used in financing activities compared to $150.6 million provided by financing activities in 2012. In 2012, we incurred $558.0 million in new long-term debt and repaid $364.6 million of debt.

Debt and Other Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions):

	2014	2015	2016	2017	2018	Thereafter
Purchase Obligations for New-Build Program	$97.6	$12.5	$-	$-	$-	$-
Repayment of Long-Term Debt	-	-	-	-	-	500.0
Interest Payments	31.9	31.9	31.9	31.9	31.9	111.8
Non-Cancelable Operating Leases	2.5	2.1	1.8	1.7	1.7	4.7
Other	0.8	0.7	0.7	0.7	0.7	1.4
Total	$132.8	$47.3	$34.4	$34.4	$34.4	$617.8

Due to the uncertainty with respect to the timing of future cash payments, if any, associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of cash settlements with the respective taxing authorities. Therefore, $23.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Other Commitments

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.6 million at December 31, 2013. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment is minimal and expect no material cash outlays to occur from these instruments.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in our North Sea fleet are primarily denominated in GBP, with a portion denominated in NOK or Euros. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S.  Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 41% of our total consolidated revenue for the year ended December 31, 2013. In 2013, the exchange rates of GBP, NOK, Euro, BRL, and SGD against the U.S.  Dollar ranged as follows:

	High	Low	Year Average	As of February 21, 2014
$1 US=GBP	0.673	0.604	0.639	0.602
$1 US=NOK	6.264	5.451	5.872	6.077
$1 US=Euro	0.783	0.724	0.753	0.728
$1 US=BRL	2.452	1.944	2.362	2.346
$1 US=SGD	1.285	1.221	1.251	1.268

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

Reflected in the accompanying consolidated balance sheet at December 31, 2013, is $51.1 million in accumulated other comprehensive income primarily relating to the higher exchange rates at December 31, 2013 in comparison to the exchange rate when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was $59.9 million at December 31, 2012. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At December 31, 2013, we had no outstanding derivative contracts. Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies—Fair Value of Financial Instruments” in our Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on financial instruments.

Foreign Currency Risk

The functional currency for the majority of our international operations is that operation’s local currency. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. Dollar, which is based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Income (Loss).” Working capital of our international operations may in part be held or denominated in a currency other than the local currency, and gains and losses resulting from holding those balances are included in the Consolidated Statements of Operations in “Other income (expense)” in the current period.

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. Dollars, which exposes us to foreign currency exchange risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currency. Other information required under this Item 7A has been provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Currency Fluctuations and Inflation.” Other than trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency exchange rates.

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

Net foreign currency losses, including derivative activity, for the years ended December 31, 2013, 2012 and 2011 were $1.6 million, $1.7 million, and $3.3 million, respectively.

Interest Rates

We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed and variable rate debt obligations at December 31, 2013 and 2012 that are sensitive to changes in interest rates. The floating portion of our variable debt is based on LIBOR.

We had a fixed-for-floating interest rate swap agreement that fixed the LIBOR interest rate component on $100.0 million of the outstanding balance on our Facility Agreement at 4.145% and was accounted for as a cash flow hedge. In conjunction with the issuance of the Senior Notes in the first quarter of 2012 and the concurrent repayment of $100.0 million of our Facility Agreement debt, we de-designated hedge accounting for this swap. For the year ended December 31, 2012, $1.1 million related to this interest rate swap was reclassified from other comprehensive income to interest expense. We also reclassified an additional $1.8 million from accumulated other comprehensive income to interest expense as a result of de-designating hedge accounting during the first quarter of 2012. We recognized the fair value of our derivative swap as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by our counterparty as of December 31, 2012. The swap matured on December 31, 2012.

The following table shows our debt principal obligation as of December 31, 2013 and 2012 and the interest rate exposure in subsequent years of the components of our debt:

December 31, 2013	2014	2015	2016	2017	2018	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Fixed rate	$500,000	$500,000	$500,000	$500,000	$500,000	$500,000
Average interest rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%

Variable rate-Multicurrency Facility Agreement	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Variable rate-Norwegian Facility Agreement	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

December 31, 2012	2013	2014	2015	2016	2017	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Fixed rate	$500,000	$500,000	$500,000	$500,000	$500,000	$500,000
Average interest rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%

Variable rate-Multicurrency Facility Agreement	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Our fixed rate 6.375 % Senior Notes outstanding at December 31, 2013, subject us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $35.0 million.

The fair value of our 6.375% Senior Notes compared to the carrying value at December 31, 2013 and 2012, was as follows:

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)

6.375% Senior Notes due 2022	$500.9	$497.1	$501.0	$513.8

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GulfMark Offshore, Inc.:

We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and consolidated subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GulfMark Offshore, Inc. and consolidated subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GulfMark Offshore, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control Consolidated — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Houston, Texas

February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GulfMark Offshore, Inc.:

We have audited GulfMark Offshore, Inc. and consolidated subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GulfMark Offshore, Inc. and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GulfMark Offshore, Inc. and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GulfMark Offshore, Inc. and consolidated subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 24, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 24, 2014

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$60,566	$185,175
Trade accounts receivable, net of allowance for doubtful accounts of $448 and $3,250, respectively	100,173	85,706
Other accounts receivable	11,194	8,506
Prepaid expenses and other current assets	18,132	25,186
Total current assets	190,065	304,573

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $420,355 and $389,469, respectively	1,316,838	1,136,360
Construction in progress	177,773	169,429
Goodwill	30,676	33,438
Intangibles, net of accumulated amortization of $15,858 and $12,975, respectively	18,741	21,624
Cash held in escrow	8,742	47,028
Deferred costs and other assets	30,457	33,222
Total assets	$1,773,292	$1,745,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,229	$29,089
Income and other taxes payable	3,340	6,262
Accrued personnel costs	19,624	23,656
Accrued interest expense	9,892	9,327
Other accrued liabilities	13,432	11,402
Total current liabilities	73,517	79,736

Long-term debt	500,864	500,999
Long-term income taxes:
Deferred tax liabilities	104,647	105,867
Other income taxes payable	23,673	23,665
Other liabilities	7,250	7,525
Stockholders' equity:
Preferred stock, no par value; 2,000 shares authorized; no shares issued	-	-
Class A Common stock, $0.01 par value; 60,000 shares authorized; 27,165 and 26,941 shares issued and 26,616 and 26,906 shares outstanding, respectively; Class B Common Stock $.01 par value; 60,000 shares authorized; no shares issued	269	266
Additional paid-in capital	402,286	389,881
Retained earnings	623,221	579,062
Accumulated other comprehensive income	49,965	59,875
Treasury stock, at cost	(18,690)	(11,533)
Deferred compensation	6,290	10,331
Total stockholders' equity	1,063,341	1,027,882
Total liabilities and stockholders' equity	$1,773,292	$1,745,674

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)

Revenue	$454,604	$389,205	$381,870
Costs and expenses:
Direct operating expenses	217,422	198,187	182,585
Drydock expense	24,094	33,280	15,932
General and administrative expenses	54,527	54,600	45,495
Depreciation and amortization	63,955	59,722	59,586
Impairment charge	-	1,152	1,750
Gain on sale of assets	(5,870)	(8,741)	(2,018)
Total costs and expenses	354,128	338,200	303,330
Operating income	100,476	51,005	78,540
Other income (expense):
Interest expense	(23,821)	(23,244)	(22,314)
Interest income	202	338	748
Loss on extinguishment of debt	-	(4,378)	-
Foreign currency loss and other	(1,289)	(1,779)	(2,346)
Total other expense	(24,908)	(29,063)	(23,912)
Income before income taxes	75,568	21,942	54,628
Income tax provision	(4,962)	(2,669)	(4,694)
Net income	$70,606	$19,273	$49,934
Earnings per share:
Basic	$2.70	$0.73	$1.92
Diluted	$2.70	$0.73	$1.91
Weighted average shares outstanding:
Basic	26,175	26,208	25,828
Diluted	26,185	26,228	25,962
Cash dividends declared per common share	$1.00	$1.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$70,606	$19,273	$49,934
Comprehensive income:
Gain on cash flow hedge, net of tax (1)	-	1,364	1,954
Foreign currency and other gain (loss)	(9,910)	27,406	(9,986)
Total comprehensive income	$60,696	$48,043	$41,902

(1)Net of income tax expense of $1.9 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Common Stock at $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Deferred Compen- sation	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2010	$259	$370,218	$536,468	$39,137	(256)	$(7,228)	$7,103	$945,957
Net income	-	-	49,934	-	-	-	-	49,934
Issuance of common stock	2	6,751	-	-	-	-	-	6,753
Exercise of stock options	1	2,690	-	-	-	-	-	2,691
Deferred compensation plan	-	14	-	-	(39)	(1,740)	1,283	(443)
Loss on cash flow hedge, net of tax	-	-	-	1,954	-	-	-	1,954
Translation adjustment	-	-	-	(9,986)	-	-	-	(9,986)
Balance at December 31, 2011	262	379,673	586,402	31,105	(295)	(8,968)	8,386	996,860
Net income	-	-	19,273	-	-	-	-	19,273
Issuance of common stock	2	7,781	-	-	-	-	-	7,783
Exercise of stock options	2	2,396	-	-	-	-	-	2,398
Deferred compensation plan	-	31	-	-	(37)	(1,363)	1,945	613
Stock repurchases	-	-	-	-	(35)	(1,202)	-	(1,202)
Cash dividends declared	-	-	(26,613)	-	-	-	-	(26,613)
Gain on cash flow hedge, net of tax	-	-	-	1,364	-	-	-	1,364
Translation adjustment	-	-	-	27,406	-	-	-	27,406
Balance at December 31, 2012	266	389,881	579,062	59,875	(367)	(11,533)	10,331	1,027,882
Net income	-	-	70,606	-	-	-	-	70,606
Issuance of common stock	3	10,258	-	-	-	-	-	10,261
Exercise of stock options	-	282	-	-	-	-	-	282
Tax benefit on options exercised	-	1,608	-	-	-	-	-	1,608
Deferred compensation plan	-	257	-	-	133	4,041	(4,041)	257
Stock repurchases	-	-	-	-	(315)	(11,198)	-	(11,198)
Cash dividends declared	-	-	(26,447)	-	-	-	-	(26,447)
Translation adjustment	-	-	-	(9,910)	-	-	-	(9,910)
Balance at December 31, 2013	$269	$402,286	$623,221	$49,965	(549)	$(18,690)	$6,290	$1,063,341

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$70,606	$19,273	$49,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,955	59,722	59,586
Amortization of deferred financing costs	1,780	2,750	1,685
Amortization of stock-based compensation	9,366	7,037	6,159
Provision for doubtful accounts receivable, net of write offs	(294)	2,224	(84)
Deferred income tax provision (benefit)	325	(2,879)	(232)
Gain on sale of assets	(5,870)	(8,741)	(2,018)
Impairment charge	-	1,152	1,750
Loss on extinguishment of debt	-	2,104	-
Foreign currency transaction loss	573	821	3,051
Change in operating assets and liabilities —
Accounts receivable	(17,951)	(3,443)	(15,983)
Prepaids and other	7,954	(3,626)	(1,236)
Accounts payable	(1,681)	14,051	(464)
Other accrued liabilities and other	(2,061)	12,291	(4,677)
Net cash provided by operating activities	126,702	102,736	97,471
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(261,867)	(192,301)	(52,258)
Deposits held in escrow	-	(52,390)	-
Release of deposits held in escrow	38,286	5,362
Proceeds from disposition of vessels, equipment and other fixed assets	13,512	40,565	2,850
Net cash used in investing activities	(210,069)	(198,764)	(49,408)
Cash flows from financing activities:
Proceeds from issuance of 6.375% senior notes	-	501,000	-
Repayment of 7.75% senior notes	-	(160,000)	-
Repayment of secured credit facilities	-	(141,667)	(25,000)
Borrowings under revolving loan facility, net	-	(5,995)	6,000
Cash dividends	(26,357)	(26,352)	-
Stock repurchases	(12,740)	(515)	-
Debt issuance cost	(1,579)	(16,736)
Debt extinguishment cost	-	(2,274)	-
Proceeds from exercise of stock options	282	2,398	2,131
Proceeds from issuance of stock	796	745	638
Net cash provided by (used in) financing activities	(39,598)	150,604	(16,231)
Effect of exchange rate changes on cash	(1,644)	1,782	(210)
Net increase (decrease) in cash and cash equivalents	(124,609)	56,358	31,622
Cash and cash equivalents at beginning of year	185,175	128,817	97,195
Cash and cash equivalents at end of year	$60,566	$185,175	$128,817
Supplemental cash flow information:
Interest paid, net of interest capitalized	$21,453	$17,590	$21,673
Income taxes paid, net	$3,727	$3,798	$6,023

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

Vessels and Equipment

Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over their estimated useful life of 25 years for all vessels other than crew boats which are depreciated over 20 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2013, 2012, and 2011, interest of $12.8 million, $5.5 million, and $0.4 million, respectively, was capitalized. Office equipment, furniture and fixtures, and vehicles are depreciated over two to five years.

Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and depreciated over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2013, 2012 and 2011, are $27.5 million, $23.7 million, and $21.9 million, respectively, of costs for maintenance and repairs.

Goodwill and Intangibles

At December 31, 2013, our goodwill consisted of $30.7 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis. In assessing goodwill for impairment, we analyze certain qualitative factors that affect the value, including goodwill of a segment. If those factors indicate that it is more likely than not that impairment of goodwill has occurred, we will proceed to step one of the goodwill impairment process.

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

Fair Value of Financial Instruments

As of December 31, 2013 and 2012, our financial instruments consist primarily of accounts receivable and payable (which are stated at carrying value which approximates fair value) and long-term debt. Periodically, we enter into forward derivative contracts to hedge our exposure to interest rate or foreign currency fluctuations. In the past we have had open positions in such derivative contracts that are considered financial instruments for which we would disclose certain fair value information. As of December 31, 2013, we had no forward derivative open contracts. As of December 31, 2012, we had open foreign currency forward contracts hedging British Pound exposure to 47 million in Euro denominated contract payments under our vessel construction program due at varying times from January 2013 through July 2013. The fair value of our long-term debt is discussed in Note 5 and the fair value of our derivative contracts are discussed in Notes 11 and 12.

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

Income Taxes

We recognize the amount of current year income taxes payable or refundable and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns previously filed. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect for the years in which the differences are expected to reverse. The likelihood and amount of future taxable income and tax planning strategies are included in the criteria used to determine the timing and amount of net deferred tax assets recognized for net operating loss and tax credit carry-forwards in our consolidated financial statements. These deferred tax assets are, when appropriate, reduced by a valuation allowance resulting in net deferred tax assets that are more likely than not to be realized.

A significant amount of judgment in our use of assumptions and estimates is required in our methodology for determining and recording income taxes. In some instances we use forecasts of expected operations and related tax implications and we consider the possibility of implementing tax planning strategies. Such variables can result in uncertainty and measurable variation between anticipated and actual results can occur. Changes to these variables as a result of unforeseen events may have a material impact on our income tax accounts.

In recent years we have had operations in over 40 countries and are or have been subject to a significant number of taxing jurisdictions. Our income earned in these jurisdictions is taxed on various bases, including actual income earned, deemed profits, and revenue based withholding taxes. Our income tax determinations involve the interpretation of applicable tax laws, tax treaties, and related tax rules and regulations of those jurisdictions. Changes in tax law, currency/repatriation controls and interpretation of local tax laws by the relevant tax authority could impact our income tax liabilities or assets in those jurisdictions.

In addition, we also account for uncertainty in income taxes by determining a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return that would be sustained upon examination by the relevant tax authorities. We recognize penalties and/or interest related to uncertain tax benefits as a component of income tax expense. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and /or benefits, which may be adjusted periodically and may be resolved differently than we anticipate.

We reduce the carrying value of certain deferred tax assets by the tax effect of the amount of excess stock compensation income tax deductions until such time as those tax deductions can be realized. This results in our not recognizing any tax benefits for those excess tax deductions in the period in which they arise.

Foreign Currency Translation

The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operations. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenue and expenses are translated at average rates for the period. As a result, amounts related to changes in assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, we reported net foreign currency losses in the amounts of $1.6 million, $1.7 million and $3.3 million, respectively.

Concentration of Credit Risk

We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant however, in 2012, the amount increased significantly due to a customer that declared bankruptcy. In 2013, there were no significant write-offs or increases in our allowance for doubtful accounts. For the year ended December 31, 2013, we had revenue from two customers in our Americas and North Sea regions who each accounted for 10% or more of total consolidated revenue, totaling $64.6 million and $60.7 million, respectively, or 28% of total consolidated revenue. For the year ended December 31, 2012, we had revenue from two customers in our Americas region who each accounted for 10% or more of total consolidated revenue, totaling $44.4 million and $42.0 million, or 22% of total consolidated revenue. For the year ended December 31, 2011, we had revenue from one customer in our Americas region totaling $57.0 million or 15% of our total consolidated revenue.

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

Earnings Per Share

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Year ended December 31,

	2013	2012	2011
Income:
Net income attributable to common stockholders	$70,606	$19,273	$49,934
Undistributed income allocated to participating securities	(27)	(42)	(470)
Basic	70,579	19,231	49,464
Undistributed income allocated to participating securities	16	-	470
Undistributed income reallocated to participating securities	(16)	-	(468)
Diluted	$70,579	$19,231	$49,466
Shares:
Basic
Weighted-average common shares outstanding	26,175	26,208	25,828
Dilutive effect of stock options and restricted stock awards	10	20	134
Diluted	26,185	26,228	25,962
Income (loss) per common share:
Basic	$2.70	$0.73	$1.92
Diluted	$2.70	$0.73	$1.91

Reclassifications

Certain reclassifications of previously reported information have been made to conform to the current year presentation.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are applied retrospectively to all prior periods presented for those obligations within the scope of this ASU that exist at the beginning of an entity's fiscal year of adoption. The adoption of ASU No. 2013-04 will not have a material impact on our consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustment in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments must be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. The adoption of ASU No. 2013-05 will not have a material impact on our consolidated financial statements.

In May 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting.” These amendments require an entity to prepare its financial statements using the liquidation basis of accounting (LBA) when liquidation is imminent. Among the requirements of LBA financial statements is that they present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; include in its presentation of assets any items not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities; recognize and measure an entity's liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities; and disclose an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued and the expected duration of the liquidation process. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a material impact on our consolidated financial statements.

(2) IMPAIRMENT CHARGES

We had classified one of our North Sea vessels as an asset held for sale. In the fourth quarter of 2011, we determined that the carrying value of this asset was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.8 million. During 2012, we reduced the carrying value of this asset by an additional $1.2 million. These amounts were based on third party appraisals and sales agreements and are included in our results of operations as impairment charges. In January 2013, we completed the sale of the asset at its carrying value.

(3) VESSEL ACQUISITIONS, DISPOSITIONS AND NEW-BUILD PROGRAM

In 2011, we sold one of our North Sea vessels and recorded a $2.0 million gain. During 2012, we sold four crew boats and one fast supply vessel that had operated in our Americas region for an aggregate gain of $8.7 million. During 2012, we purchased a vessel for operation in the Americas region for a total price of $22.5 million and a vessel for operation in our North Sea region for a total price of $28.6 million. In January 2013, we sold a vessel that was being held for sale that was not included in our fleet numbers. The net proceeds totaled $0.7 million and there was no gain or loss on the sale. In August 2013, we sold two vessels in our North Sea region for total proceeds of $10.8 million and in September 2013 we sold one vessel in our Americas region for $2.1 million. We recognized a combined gain on these 2013 sales of $6.0 million.

In the third quarter of 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The original estimated cost of these seven PSVs was $288.0 million. The first four of these vessels were delivered in the third quarter of 2013, a fifth vessel was delivered in the fourth quarter of 2013 and the sixth vessel was delivered in February 2014. The final vessel is scheduled to be delivered in the first quarter of 2014.

In June 2012, we signed an agreement with a U.S. shipyard (Thoma-Sea) to build two U.S. flagged PSVs for the U.S. Gulf of Mexico region. In July 2012, we signed agreements with another U.S. shipyard (BAE Systems) to build an additional two U.S. flagged PSVs. The original estimated total cost of these four PSVs was approximately $168.0 million. We expect delivery of these vessels in the first, third and fourth quarters of 2014 and the second quarter of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below. Progress payments have been drawn from escrow as they became due. There is $8.7 million remaining in escrow, which is presented in long-term assets in the balance sheet as of December 31, 2013. Funds in the escrow account are invested in U.S. government securities.

In February 2014, we acquired for $30.9 million a vessel that we previously managed in the North Sea.

The following tables illustrate the details of the vessels under construction, the vessels added or acquired and vessels disposed of:

Vessels Under Construction as of February 24, 2014
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Rosetti Marino	N. Sea	LgPSV	Q1 2014	246	8,457	3,000	$31.0
Thoma-Sea	Americas	LgPSV	Q1 2014	271	9,990	3,600	$36.0
Thoma-Sea	Americas	LgPSV	Q3 2014	271	9,990	3,600	$36.0
BAE Systems	Americas	LgPSV	Q4 2014	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q2 2015	286	10,960	5,300	$48.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessel Additions Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

Highland Defender	N. Sea	LgPSV	2013	291	9,574	5,100	Jul-13
North Pomor	N. Sea	LgPSV	2013	304	11,935	4,700	Jul-13
Highland Chieftain	N. Sea	LgPSV	2013	260	9,574	4,000	Sep-13
Highland Guardian	N. Sea	LgPSV	2013	291	9,574	5,100	Sep-13
Highland Knight	N. Sea	LgPSV	2013	246	8,457	3,000	Oct-13
North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Feb-14

Vessels Acquired Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired

Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	Feb-14

Vessels Disposed of Since December 31, 2012
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Clwyd Supporter	N. Sea	SpV	1984	266	10,700	1,350	Jan-13
Highland Champion	N. Sea	LgPSV	1979	265	4,800	3,910	Aug-13
Highland Pride	N. Sea	LgPSV	1992	265	6,600	3,080	Aug-13
Highland Warrior	Americas	LgPSV	1981	265	5,300	2,450	Sep-13

(1)	LgPSV - Large Platform Supply Vessel PSV - Platform Supply Vessel FSV - Fast Vessel Supply SpV - Specialty Vessel Crew - Crewboat
(2)	BHP - Brake Horsepower
(3)	DWT - Deadweight Tons

(4) GOODWILL AND INTANGIBLES

Changes to goodwill are as follows:

	2013	2012	2011
	(In thousands)
Balance, January 1,	$33,438	$31,153	$31,987
Impact of foreign currency translation and adjusment	(2,762)	2,285	(834)
Balance, December 31,	$30,676	$33,438	$31,153

Intangible assets of $18.7 million, net of accumulated amortization of $15.9 million, as of December 31, 2013 are recorded at cost and are amortized on a straight-line basis over the years expected to be benefited, currently estimated to be 12 years. Amortization expense related to intangible assets was $2.9 million for each of the years ended December 31, 2013, 2012 and 2011. Annual amortization expense related to existing intangible assets for years 2014 through 2018 is expected to be $2.9 million per year.

(5) LONG-TERM DEBT

Our long-term debt at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	-	-
Norwegian Facility Agreement	-	-
	500,000	500,000
Debt Premium	864	999
Total	$500,864	$500,999

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2014	$-
2015	-
2016	-
2017	-
2018
Thereafter	500,000
Total	$500,000

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

At December 31, 2013, the fair value of the Senior Notes, based on quoted market prices, was approximately $497.1 million, compared to a carrying amount of $500.9 million.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At December 31, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed. At December 31, 2013, we had $150.0 million of borrowing capacity under this facility.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $98.8 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. We paid fees to the Norwegian Lender totaling $1.3 million, which fees are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method.

The Norwegian Facility Agreement is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty party to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At December 31, 2013, we were in compliance with all the covenants under this agreement and had no amounts borrowed.

6) INCOME TAXES

The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under “tonnage tax” regimes. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These beneficial foreign tax structures continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions.

In 2010, Norway made significant changes to its tonnage tax system requiring us to pay tax on our pre-2007 tonnage tax profits. We elected to pay the tax over three equal annual installments beginning in 2011 and made the final annual installment payment of $1.8 million in 2013.

Our overall effective tax rate is substantially lower than the U.S. federal statutory income tax rate because our North Sea and Southeast Asia operations are tonnage tax qualified shipping activities that are taxed at relatively low rates or that are otherwise tax exempt. Should our operational structure change or should the laws that created these shipping tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our financial statements. Additionally, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. Any such increase could cause volatility in the comparisons of our effective tax rate from period to period.

U.S. foreign tax credits can be carried forward for ten years. We have $9.8 million of such foreign tax credit carryforwards that begin to expire in 2014. In 2013 we established a $0.8 million valuation allowance for certain of our foreign tax credits. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credits and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made.

Mexico’s tax law includes a revenue based tax through December 31, 2013, which in effect is an alternative minimum tax payable to the extent that the revenue based tax exceeds the current income tax liability. The revenue based tax rate is 17.5%. Effective January 1, 2010, Mexico enacted changes to corporate income tax rates as follows: 2010 through 2012 – 30%; 2013 – 29%; and 2014 and beyond - 28%. However, in October 2013, Mexico tax legislation extended the 30% tax rate through 2015, repealed the revenue based tax and created a new 10% dividend tax that is assessed on the payer of dividends. We do not expect our Mexican subsidiaries to pay dividends in the foreseeable future.

For the year ended December 31, 2013, we deducted $0.3 million in calculating the U.S. federal income tax provision that was in excess of the book cost for employee stock-based compensation. This deduction creates a long term deferred tax asset for the increase to our federal income tax net operating loss, however, we decreased this long term deferred tax asset by the amount of this excess. In the future, we are able to recognize this tax benefit only to the extent that it reduces our income taxes payable as a current year deduction or through utilization of prior years’ net operating losses.

Income (loss) before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$2,581	$(24,006)	$(33,742)
Foreign	72,987	45,948	88,370
	$75,568	$21,942	$54,628

The components of our tax provision (benefit) attributable to income before income taxes are as follows for the year ended December 31, (in thousands):

	2013				2012				2011
	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total
U.S.	$65	$(405)	$-	$(340)	$19	$(1,761)	$-	$(1,742)	$65	$(2,989)	$-	$(2,924)
Foreign	3,445	730	1,127	5,302	3,546	(1,118)	1,983	4,411	1,439	2,757	3,422	7,618
	$3,510	$325	$1,127	$4,962	$3,565	$(2,879)	$1,983	$2,669	$1,504	$(232)	$3,422	$4,694

(a)	Income tax effects determined under a more likely than not, or greater than 50% probability, threshold.

The mix of our operations within various taxing jurisdictions affects our overall tax provision. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before income taxes in the accompanying consolidated statements of operations is as follows:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(28.5)	(49.0)	(26.7)
US state income taxes	1.3	3.9	0.5
Valuation allowance	0.8	20.8	1.9
Capital restructuring of foreign operations	(6.1)	0.0	0.0
Other	4.1	1.5	(2.1)
Total	6.6%	12.2%	8.6%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$33,031	$35,544
Items currently not deductible for tax purposes	26,130	32,368
Foreign and other tax credit carryforwards	10,831	13,772
	69,992	81,684
Less valuation allowance	(11,120)	(12,191)
Net deferred tax assets	$58,872	$69,493

Deferred tax liabilities
Depreciation	$(148,587)	$(150,496)
Other	(13,218)	(21,237)
Total deferred tax liabilities	$(161,805)	$(171,733)
Net deferred tax liability	$(102,933)	$(102,240)

The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was a decrease of $1.1 million and an increase of $6.3 million, respectively. As of December 31, 2013, we had net operating loss carryforwards, or NOLs, for income tax purposes totaling $111.1 million in the U.S., $15.8 million in Brazil, and $1.3 million in Norway that are, subject to certain limitations, available to offset future taxable income. The U.S. NOLs, which we expect to fully utilize, will begin to expire beginning in 2027 and beyond. It is more likely than not that the Norway NOLs will not be utilized and a full valuation allowance has been established for these NOLs. Except for the amounts related to Brazilian temporary differences, it is also more likely than not that the Brazilian NOLs will not be utilized and a $4.4 million valuation allowance has been established for such NOLs. Based on future expected U.S. taxable income, in 2013 we recorded $0.8 million of valuation allowance against U.S. foreign tax credits.

Net income tax assets and liabilities based on classification as current, or short-term, and long-term are included in our balance sheet as follows:

	December 31,
	2013	2012
	(In thousands)

Prepaid expenses and other current assets	$2,188	$5,038
Deferred costs and other assets	1,990	1,460
Total tax assets	4,178	6,498

Income taxes and other taxes payable	$3,340	$6,262
Other accrued liabilities	3	212
Deferred tax liabilities	104,647	105,867
Other income taxes payable	23,673	23,665
Total tax liabilities	$131,663	$136,006

Currently, our intention is to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $1,031.0 million at December 31, 2013. In addition, as of December 31, 2013, we had approximately $47.0 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

Based on a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return, we evaluate and record in certain circumstances an income tax asset / liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions included in other income taxes payable in the consolidated balance sheets and which total $23.7 million at December 31, 2013, $22.4 million at December 31, 2012 and $19.9 million at December 31, 2011. In addition, the deferred tax asset was reduced by a $3.3 million unrecognized tax benefit for an uncertain tax position.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2013	2012	2011
	(in thousands)

Unrecognized tax benefits balance at December 31,	$10,556	$10,735	$10,636
Gross increases for tax positions taken in prior years	319	1,125	695
Gross decreases for tax positions taken in prior years	(523)	(458)	(596)
Decreases for settlements	-	(846)	-
Unrecognized tax benefits balance at December 31,	$10,352	$10,556	$10,735

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2013, we had accrued interest and penalties related to unrecognized tax benefits of $13.3 million. The amount of interest and penalties recognized in our tax provision for the year ended December 31, 2013 was $1.3 million.

As of December 31, 2013, we are under tax examination, or may be subject to examination in the U. S. for years after 2002 and in seven major foreign tax jurisdictions with open years from 2000 to 2012.

(7) COMMITMENTS AND CONTINGENCIES

At December 31, 2013, we had long-term operating leases for office space, automobiles, temporary residences, and office equipment. Aggregate operating lease expense for the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $2.4 million, and $2.3 million, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

Year	Minimum Rental Commitments
2014	$2,483
2015	2,141
2016	1,787
2017	1,728
2018	1,748
Thereafter	4,667
Total	$14,554

The Austral Abrolhos is subject to an annual right of its charterer to purchase the vessel during the term of the charter, which commenced November 25, 2013 and, subject to the charterer’s right to extend, terminates November 25, 2016 plus three one-year options, at a purchase price in the first year of $37.4 million declining to an adjusted purchase price of $25.8 million in the sixth year.

The Highland Rover is subject to a purchase option on the part of the charterer, pursuant to terms of an amendment to the original charter which was executed in late 2007 and amended in 2008. The charterer may purchase the vessel based on a stipulated formula on each of April 1, 2015, and October 1, 2016, provided 120 days’ notice has been given by the charterer.

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.6 million and $4.8 million at December 31, 2013 and 2012, respectively. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

A Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No accrual has been recorded as of December 31, 2013 for any liabilities associated with a possible future assessment. We can't predict whether any such tax assessment may be made in the future.

(8)  EQUITY INCENTIVE PLANS

Stock Options, Restricted Stock and Stock Option Plans

Under the terms of our Amended and Restated 1993 Non-Employee Director Stock Option Plan (the “1993 Director Plan”), options to purchase 20,000 shares of our common stock were granted to each of our five non-employee directors in 1993, 1996, 1999 and 2002, and to a newly appointed director in 2001 and 2003. The exercise price of options granted under the 1993 Director Plan is fixed at the market price at the date of grant. A total of 800,000 shares were reserved for issuance under the 1993 Director Plan. The options have a term of ten years. On April 21, 2006, the 1993 Director Plan was terminated and, therefore, no additional shares were reserved for granting of options under this plan, although options remain outstanding under this plan.

In May 1998, the stockholders approved the GulfMark Offshore, Inc. 1997 Incentive Equity Plan (the “1997 Incentive Equity Plan”) which replaced the 1987 Employee Plan. A total of 814,000 shares were reserved for issuance of options or awards of restricted stock under this plan. Stock options generally become exercisable in 1/3 increments over a three-year period and to the extent not exercised, expire on the tenth anniversary of the date of grant. During the restricted period, the recipient has the right to vote on the restricted shares and receive dividends on the unvested restricted shares. Under the terms of the 2010 Omnibus Equity Incentive Plan (described below) which replaced the 1997 Incentive Equity Plan, no further shares have been awarded under the 1997 Equity Incentive Plan and no unvested restricted stock remains outstanding.

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

In June 2011, the stockholders approved the GulfMark Offshore, Inc. 2011 Non-Employee Director Plan (the “2011 Director Plan”). The 2011 Director Plan replaced the GulfMark Offshore, Inc. 2005 Non-Employee Director Plan. The terms of our 2011 Director Plan provide that each non-employee director will receive an annual grant of stock awards. The non-employee director may also be granted an annual stock option to purchase up to 6,000 shares of common stock. The exercise price of options granted under the 2011 Director Plan is fixed at the fair market value of the common stock on the date of grant. The maximum number of shares authorized under the 2011 Director Plan is 150,000.

A summary of the unvested restricted stock awarded pursuant to our 1997 Incentive Equity Plan and our 2010 Omnibus Equity Incentive Plan as of December 31, 2013 and changes during the year are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	309,445	$41.69
Granted	194,628	41.64
Vested	(220,889)	40.63
Cancelled	(12,182)	42.85
Nonvested at December 31, 2013	271,002	42.47

	2013	2012	2011
Weighted average grant date fair value of restricted stock awards granted	$41.64	$45.16	$42.42
Fair value of restricted stock vested (in millions)	$9.0	$10.4	$8.5

The restrictions terminate at the end of three years from the date of grant and the value of the restricted shares is amortized to expense over that period. Total amortization of stock based compensation related to restricted stock was $8.9 million, $6.9 million and $6.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, the total unrecognized compensation expense for unvested restricted stock awards was $9.8 million. This expense is expected to be recorded over a weighted-average period of 2.8 years.

The following table summarizes the stock option activity of our stock incentive plans in the indicated periods:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	20,000	$14.11	140,000	$19.14	299,650	$17.92
Granted	113,462	40.99	-	-	-	-
Forfeitures	(1,408)	38.93	-	-	-	-
Exercised	(20,000)	14.11	(120,000)	19.98	(159,650)	16.85
Outstanding at end of year	112,054	$41.02	20,000	$14.11	140,000	$19.14
Exercisable shares and weighted average exercise price	-	$-	20,000	$14.11	140,000	$19.14
Shares available for future grants at December 31:
2011 Director Plan	93,772		113,124		132,535
2010 Omnibus Equity Incentive Plan	378,374		657,734		812,909

			Outstanding			Exercisable
Range of Exercise Prices			Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price
$38.93	-	46.57	112,054	$41.02	-	-	$-
			112,054	$41.02		-	$-

ESPP

We have an employee stock purchase plan, or ESPP, that is available to all of our U.S. employees and certain subsidiaries and is qualified under Section 423 of the Internal Revenue Code. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. We adopted FASB ASC 718, Stock Compensation, and expense these costs as compensation. Total compensation expense related to the ESPP was $0.2 million, $0.2 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. We have authorized the issuance of up to 266,659 shares of common stock through these plans. At December 31, 2013, there were 218,629 shares remaining in reserve for future issuance. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Stock-Based Compensation.”

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

Executive Deferred Compensation Plan

We maintain an executive deferred compensation plan, or EDC Plan. Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. At December 31, 2013, a total of $3.8 million had been deferred into the Prime plus 2% portion of the plan, which is included in our consolidated balance sheet.

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

(9) EMPLOYEE BENEFIT PLANS

401(k)

We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $2.0 million, $1.6 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Multi-employer Pension Obligation

Certain current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund (“MNOPF”). At December 31, 2013, we had $3.5 million accrued related to this liability, which reflects all obligations assessed on us by the fund’s trustee. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time. The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2012 and resulted in an adjusted deficit of $250 million. The amount and timing of additional potential future obligations relating to underfunding depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, asset performance, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In addition, our obligation could increase if other employers no longer participated in the plan. In the year ended December 31, 2013, we made contributions to the plan of $2.5 million. This included a lump sum payment of $1.5 million which was the amount of the 2012 deficit share apportioned to us. Our contributions do not make up more than five percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund (“MNRPF”) in a capacity similar to our participation in the MNOPF. While historically we have not been required to contribute to any deficit in the MNRPF, due to a change in the plan rules we were advised that we will be required to make contributions beginning in 2013. However, this has not happened during 2013 despite previous communication advising that the actuarial valuation as of March 31, 2011 (the most recent valuation available) identified a total plan deficit. As we have not yet received notification of the amount of our share of the deficit, we have accrued an estimate which, at December 31, 2013, amounts to $1.1 million, in anticipation of this obligation.

Norwegian Pension Plans

The Norwegian benefit pension plans include approximately seven of our office employees and 216 seamen and are defined benefit, multiple-employer plans, insured with Nordea Liv. We also have instituted a defined contribution plan in 2008 for shore based personnel that existing personnel could elect to participate in while discontinuing any further obligations in the defined benefit plan. All newly hired shore based personnel are required to join the defined contribution plan. Benefits under the defined benefit plans are based primarily on participants’ years of credited service, wage level at age of retirement and the contribution from the Norwegian National Insurance. A December 31, 2013 measurement date is used for the actuarial computation of the defined benefit pension plans.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Norwegian defined benefit pension plans (in thousands):

	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of the year	$10,268	$8,625
Benefit periodic cost	733	730
Interest cost	351	288
Benefits paid	(360)	(351)
Actuarial (gain) loss	(962)	339
Translation adjustment	(854)	637
Benefit obligation at year end	$9,176	$10,268

	2013	2012
Change in Plan Assets
Fair value of plan assets at beginning of the year	$7,366	$6,373
Actual return on plan assets	291	351
Contributions	869	1,284
Benefits paid	(203)	(147)
Administrative fee	(66)	(69)
Actuarial loss	(545)	(919)
Translation adjustment	(624)	493
Fair value of plan assets at end of year	$7,088	$7,366

	2013	2012

Funded status	$(2,088)	$(2,902)

Amounts recognized in the balance sheet consist of (in thousands):

	December 31,
	2013	2012

Other liabilities	$2,382	$1,831

	Year Ended December 31,
	2013	2012
Components of Net Period Benefit Cost
Service cost	$758	$699
Interest cost	363	276
Return on plan assets	(291)	(351)
Administrative fee	66	69
Recognized net actuarial (gain) loss	(173)	1,419
Net periodic benefit cost	$723	$2,112

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

Weighted-average assumptions	2013	2012
Discount rate	3.7%	3.8%
Return on plan assets	2.9%	4.0%
Rate of compensation increase	2.5%	3.5%

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

	2013	2012
Equity securities	7%	9%
Property	14%	17%
Held-to-Maturity bonds	35%	36%
Bonds	17%	16%
Other	27%	22%
All asset categories	100%	100%

The investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.

The projected benefit obligation and the fair value of plan assets for the Norwegian pension plan were approximately $9.2 million and $7.1 million, respectively as of December 31, 2013, and $10.3 million and $7.4 million, respectively as of December 31, 2012. We expect to contribute approximately $0.8 million to the Norwegian pension plan in 2014. No plan assets are expected to be returned to us in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ended December 31,	Benefit Payments
2014	$409
2015	423
2016	443
2017	465
2018	488
Total	$2,228

(10) STOCKHOLDERS’ EQUITY

Common Stock

We are authorized by our Certificate of Incorporation, as amended, to issue two classes of common stock: Class A and Class B, and authorized 60 million of shares of each class of common stock.  Class A shares contain restrictions that, among other things, limit the maximum permitted percentage of outstanding shares of Class A common stock that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum of 22 percent, collectively, the “Maritime Restrictions”. Any purported transfer that would result in more than 22 percent of the outstanding shares of Class A common stock being owned (of record or beneficially) or controlled by non-U.S. citizens will be void and ineffective. In the event such transfers are unable to be voided, shares in excess of the maximum permitted percentage are subject to automatic sale by a trustee appointed by us or, if such sale is ineffective, redemption by us. In any event such non-U.S. citizen will not be entitled to any voting, dividend or distribution rights with respect to the excess shares and may be required to disgorge any profits, dividends or distributions received with respect to the excess shares. The Class B shares do not have the Maritime Restrictions noted above.  Initially, the shares of Class B common stock may only be issued upon conversion of all of the outstanding and treasury shares of our Class A common stock into shares of Class B common stock automatically following a determination by our Board of Directors that either the U.S. ownership requirements of the applicable U.S. maritime and vessel documentation laws are no longer applicable to (or have been amended so that the Maritime Restrictions are no longer necessary) or that the elimination of such restrictions is in the best interests of our stockholders. Upon conversion of the outstanding and treasury shares of Class A common stock into outstanding or treasury shares of Class B common stock, as the case may be, such shares of Class A common stock will be canceled, will no longer be outstanding and will not be reissued. There are currently no shares of Class B common stock outstanding

Common Stock Issuances

During 2013, 20,334 shares were issued through the ESPP, generating approximately $0.7 million in proceeds. The provisions of the ESPP are described above in Note 8 in more detail.

A total of 171,564 and 162,653 restricted shares of our stock were granted to certain officers and key employees in 2013 and 2012, respectively, pursuant to our 1997 Incentive Equity Plan and 2010 Omnibus Equity Incentive Plan described above in Note 8, with an aggregate market value of $7.0 million and $7.5 million, respectively, on the grant dates.

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

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the year ended December 31, 2013 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	215,746	$34.65	251,146	$91,319
February 1 - 28	102,473	$37.73	353,619	$87,450
March 1 - 31	20,000	$35.27	373,619	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	-	-	-	$86,745
September 1 - 30	-	-	-	$86,745
October 1 - 31	-	-	-	$86,745
November 1-30	-	-	-	$86,745
December 1 - 31	-	-	-	$86,745

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2013	2012
Dividends Declared (in thousands)	$26,447	$26,613
Dividend per share	$1.00	$1.00

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

We periodically enter into foreign currency forward contracts which are designated as fair value hedges related to payments under our new-build vessel construction programs and are highly effective, as the terms of the forward contracts approximate the purchase commitments under the related contracts. Any gains or losses resulting from changes in fair value are recognized in construction-in-progress related to the vessel under construction. As of December 31, 2013, we had no open foreign currency forward contracts.

We entered into an interest rate swap with the objective of reducing our exposure to interest rate risk for $100.0 million of our Old Facility variable-rate debt. The swap was designated as a cash flow hedge. The terms of this swap, including reset dates and floating rate indices, matched those of our underlying variable-rate debt and no ineffectiveness was recorded in prior periods.

On February 27, 2012, we announced our intent to issue the new Senior Notes with a fixed interest rate, the proceeds of which would be used to pay down amounts outstanding under our Old Facility and Old Notes and as a result we no longer had forecasted interest payments that qualify for hedge accounting. When a cash flow hedge ceases to qualify for hedge accounting, any amounts remaining in accumulated other comprehensive income are released and charged or credited to the underlying expense, in this case interest expense. We had paid down amounts outstanding under the Old Facility in varying amounts over the remainder of 2012. As a result, we allocated a proportionate amount of the accumulated change in the fair value of the interest rate swaps recorded in accumulated other comprehensive income to the amounts outstanding under the Old Facility. This balance was amortized to interest expense over the remaining life of the interest rate swap, which matured December 31, 2012. We elected to retain and hold the interest rate swap until December 31, 2012. Since it no longer qualified as a cash flow hedge, it was considered a derivative with no hedging designation. Changes in fair value of the swap were included in earnings in the period of the change. No significant gains or losses were recorded related to this derivative.

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

The following table quantifies the fair values, on a gross basis, of all our derivative contracts and identifies the balance sheet location as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap		$-		$-		$-		$-

Foreign currency forwards		-	Fair value of derivative	568		-		-
		$-		$568		$-		$-

The following table quantifies the amount of gain or loss recognized during the years ended December 31, and identifies the consolidated statement of operations location:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income

	2013	2012		2013	2012
	(In thousands)			(In thousands)

Interest rate swaps	$-	$176	Interest expense	$-	$3,435

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

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Financial Instruments

At December 31, 2013, we had no open derivative contracts.

At December 31, 2012, we had open fair value hedges associated with firm contractual commitments for future vessel payments denominated in a foreign currency. These forward contracts were designated as fair value hedges and were highly effective. We recognize the fair value of our derivative asset as a Level 2 valuation. The fair value at December 31, 2012 was $0.6 million. We determined the fair value based on the contractual rate in each forward agreement and compared the contractual rate to the forward rate as provided by our counterparty as of December 31, 2012.

We had a fixed-for-floating interest rate swap agreement that was entered into to fix the LIBOR interest rate component on $100.0 million of the outstanding balance on the Old Facility. The fixed rate component of the swap was set at 4.145% and was accounted for as a cash flow hedge. In conjunction with the issuance of the Senior Notes in the first quarter of 2012 and the concurrent repayment of $100.0 million of the Old Facility, we de-designated hedge accounting for this swap. For the year ended December 31, 2012, $1.1 million related to this interest rate swap was reclassified from other comprehensive income to interest expense. We also reclassified an additional $1.8 million from accumulated other comprehensive income to interest expense as a result of de-designating hedge accounting during the first quarter of 2012. We recognize the fair value of our derivative swap as a Level 2 valuation. We determined the fair value of our interest rate swap based on the contractual fixed rate in the swap agreement and the forward curve of three month LIBOR supplied by our counterparty as of December 31, 2012. There was no balance for the swap at December 31, 2012.

The following table presents information about our assets (liabilities) measured at fair value on a recurring and non-recurring basis as of December 31, 2012, and indicates the hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Fair Value Hedge	$-	$0.6	$-	$0.6
Asset Held For Sale	$-	$0.7	$-	$0.7

The fair value of the derivative was included in current liabilities on the consolidated balance sheet as of December 31, 2012. The asset held for sale was included in other current assets on our consolidated balance sheet as of December 31, 2012.

(13) OPERATING SEGMENT INFORMATION

Business Segments

We operate our business based on geographic locations and maintain the following operating segments: the North Sea, Southeast Asia and the Americas. Our chief operating decision-maker regularly reviews financial information about each of these operating segments in deciding how to allocate resources and evaluate performance. The business within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under FASB ASC No. 280, “Segment Reporting.”

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

Operating income and other information regularly provided to our chief operating decision-maker is summarized in the following table (all amounts in thousands):

	North Sea	Southeast Asia	Americas	Other	Total
Year Ended December 31, 2013
Revenue	$184,287	$64,709	$205,608	$-	$454,604
Direct operating expenses	97,293	23,938	96,191	-	217,422
Drydock expense	10,058	5,612	8,424	-	24,094
General and administrative expense	13,884	5,673	11,415	23,555	54,527
Depreciation and amortization	23,410	11,432	26,661	2,452	63,955
(Gain) loss on sale of assets	(6,107)	82	115	40	(5,870)
Operating income (loss)	$45,749	$17,972	$62,802	$(26,047)	$100,476

Cash and cash equivalents	$23,344	$13,839	$18,018	$5,365	$60,566
Long-lived assets(a)(b)	659,109	253,711	624,386	6,821	1,544,027
Total assets	748,248	292,611	716,963	15,470	1,773,292
Capital expenditures	153,759	2,102	101,265	4,741	261,867

Year Ended December 31, 2012
Revenue	$164,273	$60,504	$164,428	$-	$389,205
Direct operating expenses	84,808	17,150	96,229	-	198,187
Drydock expense	11,587	5,923	15,770	-	33,280
General and administrative expense	16,747	3,755	10,006	24,092	54,600
Depreciation and amortization	19,368	10,604	27,421	2,329	59,722
Impairment charge	1,152	-	-	-	1,152
(Gain) loss on sale of assets	-	-	(8,744)	3	(8,741)
Operating income (loss)	$30,611	$23,072	$23,746	$(26,424)	$51,005

Cash and cash equivalents	$39,070	$19,497	$113,450	$13,158	$185,175
Long-lived assets(a)(b)	538,460	262,394	555,425	4,572	1,360,851
Total assets	643,492	306,494	786,305	9,383	1,745,674
Capital expenditures	108,767	990	80,251	2,292	192,301

Year Ended December 31, 2011
Revenue	$172,393	$63,754	$145,723	$-	$381,870
Direct operating expenses	81,528	12,006	89,051	-	182,585
Drydock expense	8,563	3,871	3,498	-	15,932
General and administrative expense	12,169	2,852	8,376	22,098	45,495
Depreciation and amortization	19,495	9,738	28,391	1,962	59,586
Impairment charge	1,750	-	-	-	1,750
(Gain) loss on sale of assets	(2,028)	-	10	-	(2,018)
Operating income (loss)	$50,916	$35,287	$16,397	$(24,060)	$78,540

Cash and cash equivalents	$32,554	$22,721	$20,730	$52,812	$128,817
Long-lived assets(a)(b)	424,115	239,985	567,546	4,624	1,236,270
Total assets	521,675	285,027	626,071	67,026	1,499,799
Capital expenditures	40,776	552	8,756	2,174	52,258

(a)	Goodwill is included in the North Sea segment.

(b)

Most vessels under construction are included in Other until delivered. Revenue, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel. In 2013, we had $152.8 million in revenue and $497.0 million in long-lived assets attributed to the United States, our country of domicile. In 2012, we had $113.6 million in revenue and $374.4 million in long-lived assets attributed to business in the United States. In 2011, we had $80.8 million in revenue and $393.1 million in long-lived assets attributed to the United States.

(14) UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the two years ended December 31, 2013 and 2012 are as follows:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2013
Revenues	$96,888	$111,348	$121,802	$124,566
Operating income	9,071	16,926	40,384	34,095
Net income	2,871	9,856	32,289	25,590
Per share (basic)	$0.11	$0.38	$1.23	$0.97
Per share (diluted)	$0.11	$0.38	$1.23	$0.97

2012
Revenues	$87,435	$104,884	$101,867	$95,019
Operating income	6,434	25,229	17,548	1,793
Net income (loss)	(2,909)	14,064	13,006	(4,889)
Per share (basic)	$(0.11)	$0.53	$0.49	$(0.19)
Per share (diluted)	$(0.11)	$0.53	$0.49	$(0.19)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

ITEM 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2013, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report with respect to our internal control over financial reporting as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Financial Statements of the Company are included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” All schedules have been omitted because the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

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

Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.6 to our Form 10-K for the year ended December 31, 2011

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.4.2 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.12 to our Form 10-K for the year ended December 31, 2011

10.13	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.14	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.15	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.16	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

10.17	Executive Nonqualified Excess Plan*	Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 27, 2010

10.18	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010*	Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 27, 2010

10.19	Form of the Executive Nonqualified Excess Plan Participation Agreement*	Exhibit 10.3 to our quarterly report on Form 10-Q filed on October 27, 2010

10.20	GulfMark Offshore, Inc. Deferred Compensation Plan *	Appendix C to our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.21	GulfMark Offshore, Inc. 2011 Non-Employee Director Share Incentive Plan *	Appendix B of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.22	GulfMark Offshore, Inc. 2011 Employee Stock Purchase Plan*	Appendix A of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.23	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.24	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.25	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.26	Employment Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.1 to our current report on Form 8-K filed on March 21, 2011
10.27	Employment Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013*	Exhibit 10.1 to our current report on Form 8-K filed on May 30, 2013

10.28	Change of Control Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013*	Exhibit 10.2 to our current report on Form 8-K filed on May 30, 2013

10.29	Change of Control Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.2 to our current report on Form 8-K filed on March 21, 2011

10.30	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.31	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.32	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.33	GM Offshore, Inc. Supplemental Income Plan effective as of January 1, 2000*	Exhibit 10.34 to our annual report on Form 10-K filed on February 24, 2011

10.34	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by Bruce A. Streeter*	Exhibit 10.36 to our annual report on Form 10-K filed on February 24, 2011

10.35	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 10, 2012, between GulfMark Offshore, Inc. and Bruce A. Streeter	Exhibit 10.1 to our current report on Form 8-K filed on February 15, 2012

10.36	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by John E. Leech*	Exhibit 10.39 to our annual report on Form 10-K filed February 24, 2011

10.37	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 29, 2010, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.40 to our annual report on Form 10-K filed February 24, 2011

10.38	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 9, 2012, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on February 15, 2012

10.39

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

10.40

Amendment Agreement dated February 25, 2013, among GulfMark Americas, Inc., as original borrower, and GulfMark Offshore, Inc., as parent and original guarantor and The Royal Bank of Scotland plc, as agent, relating to the U.S. $150.0 million Facility Agreement originally dated September 21, 2012.

Exhibit 10.1 to our current report on Form 8-K filed on February 26, 2013

10.41

$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of March 1, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.

Exhibit 1.1 to our current report on Form 8-K filed on March 3, 2012

10.42

$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of November 30, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.

Exhibit 1.1 to our current report on Form 8-K filed on December 6, 2012
10.43	NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement between GulfMark Rederi AS, DNB Bank ASA and others dated December 27, 2013	Exhibit 10.1 to our current report on Form 8-K filed on June 30, 2013

10.44	Addendum No. 1 to NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement dated June 20, 2013	Exhibit 10.2 to our current report on Form 8-K filed on June 30, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Filed herewith

101

The following materials from GulfMark Offshore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

Filed herewith

*Denotes compensation arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
Chief Executive Officer, President and Director
(Principal Executive Officer)

 Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Quintin V. Kneen	Chief Executive Officer, President and Director	February 24, 2014
Quintin V. Kneen	(Principal Executive Officer)

/s/ James M. Mitchell	Executive Vice President and Chief Financial Officer	February 24, 2014
James M. Mitchell	(Principal Financial Officer)

/s/ Samuel R. Rubio	Senior Vice President, Controller and Chief Accounting Officer	February 24, 2014
Samuel R. Rubio	(Principal Accounting Officer)

/s/ David J. Butters	Director	February 24, 2014
David J. Butters

/s/ Peter I. Bijur	Director	February 24, 2014
Peter I. Bijur

/s/ Brian R. Ford	Director	February 24, 2014
Brian R. Ford

/s/ Steven S. Kohlhagen	Director	February 24, 2014
Steven S. Kohlhagen

/s/ Sheldon S. Gordon	Director	February 24, 2014
Sheldon S. Gordon

/s/ Charles C. Valutas	Director	February 24, 2014
Charles C. Valutas

/s/ Rex C. Ross	Director	February 24, 2014
Rex C. Ross

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.6	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.7

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

Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.9	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.7 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.2	Amendment No. 1 to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan*	Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.3	GulfMark Offshore, Inc. Instrument of Assumption and Adjustment (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.9 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.4	Form of Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.12 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.5	Form of Amendment No. 1 to Stock Option Agreement (Amended and Restated 1993 Non-Employee Director Stock Option Plan)*	Exhibit 10.11 to our Registration Statement on Form S-1, Registration No. 333-31139 filed on July 11, 1997

10.6	GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.6 to our Form 10-K for the year ended December 31, 2011

10.7	Amendment No. 1 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.4.2 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on March 20, 2001

10.8	Amendment No. 2 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.3 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.9	Amendment No. 3 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 4.8.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-8, Registration No. 333-57294 filed on May 25, 2007

10.10	Amendment No. 4 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan *	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2008

10.11	Amendment No. 5 to the GulfMark Offshore, Inc. 1997 Incentive Equity Plan*	Exhibit 10.4 to our current report on Form 8-K filed on October 19, 2009

10.12	Form of Incentive Stock Option Agreement (1997 Incentive Equity Plan)*	Exhibit 10.12 to our Form 10-K for the year ended December 31, 2011

10.13	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.14	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.15	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.16	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

10.17	Executive Nonqualified Excess Plan*	Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 27, 2010

10.18	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010*	Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 27, 2010

10.19	Form of the Executive Nonqualified Excess Plan Participation Agreement*	Exhibit 10.3 to our quarterly report on Form 10-Q filed on October 27, 2010

10.20	GulfMark Offshore, Inc. Deferred Compensation Plan *	Appendix C to our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.21	GulfMark Offshore, Inc. 2011 Non-Employee Director Share Incentive Plan *	Appendix B of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.22	GulfMark Offshore, Inc. 2011 Employee Stock Purchase Plan*	Appendix A of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.23	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.24	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.25	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.26	Employment Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.1 to our current report on Form 8-K filed on March 21, 2011
10.27	Employment Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013*	Exhibit 10.1 to our current report on Form 8-K filed on May 30, 2013
10.28	Change of Control Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013*	Exhibit 10.2 to our current report on Form 8-K filed on May 30, 2013

10.29	Change of Control Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.2 to our current report on Form 8-K filed on March 21, 2011

10.30	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.31	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.32	Form of Indemnification Agreements*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.33	GM Offshore, Inc. Supplemental Income Plan effective as of January 1, 2000*	Exhibit 10.34 to our annual report on Form 10-K filed on February 24, 2011

10.34	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by Bruce A. Streeter*	Exhibit 10.36 to our annual report on Form 10-K filed on February 24, 2011

10.35	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 10, 2012, between GulfMark Offshore, Inc. and Bruce A. Streeter	Exhibit 10.1 to our current report on Form 8-K filed on February 15, 2012

10.36	Participation Agreement Supplemental Income Plan of GulfMark Offshore Inc. dated January 1, 2000 by John E. Leech*	Exhibit 10.39 to our annual report on Form 10-K filed February 24, 2011

10.37	Amendment One to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated December 29, 2010, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.40 to our annual report on Form 10-K filed February 24, 2011

10.38	Amended and Restated Amendment Two to Participation Agreement Supplemental Income Plan of GulfMark Offshore, Inc. dated February 9, 2012, between GulfMark Offshore, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on February 15, 2012

10.39

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

10.40

Amendment Agreement dated February 25, 2013, among GulfMark Americas, Inc., as original borrower, and GulfMark Offshore, Inc., as parent and original guarantor and The Royal Bank of Scotland plc, as agent, relating to the U.S. $150.0 million Facility Agreement originally dated September 21, 2012.

Exhibit 10.1 to our current report on Form 8-K filed on February 26, 2013

10.41

$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of March 1, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.

Exhibit 1.1 to our current report on Form 8-K filed on March 3, 2012

10.42

$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of November 30, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.

Exhibit 1.1 to our current report on Form 8-K filed on December 6, 2012
10.43	NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement between GulfMark Rederi AS, DNB Bank ASA and others dated December 27, 2013	Exhibit 10.1 to our current report on Form 8-K filed on June 30, 2013
10.44	Addendum No. 1 to NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement dated June 20, 2013	Exhibit 10.2 to our current report on Form 8-K filed on June 30, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of GulfMark Offshore, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Filed herewith

32.2	Section 906 Certification furnished for J. M. Mitchell	Filed herewith

101

The following materials from GulfMark Offshore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

Filed herewith

*Denotes compensation arrangements.