Form 10-Q
period 2014-03-31
GULFMARK OFFSHORE INC
filed 2014-04-22
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of April 21, 2014: 26,940,874.

(Exhibit Index Located on Page 26)

GulfMark Offshore, Inc.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. Certain statements and information in Form-10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

●	operational risk,
●	catastrophic or adverse sea or weather conditions,
●	dependence on the oil and natural gas industry,
●	volatility in oil and natural gas prices,
●	delay or cost overruns on construction projects or insolvency of the shipbuilders,
●	lack of shipyard or equipment availability,
●	ongoing capital expenditure requirements,
●	changes in tax laws
●	uncertainties surrounding environmental and government regulation,
●	uncertainties surrounding deep water permitting and exploration and development activities,
●	risks relating to compliance with the Jones Act,
●	risks relating to leverage,
●	risks of foreign operations,
●	risk of war, sabotage, piracy or terrorism,
●	assumptions concerning competition,
●	risks of currency fluctuations, and
●	other matters.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), filed with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

We cannot assure you that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct, or that the strategy based on that analysis will be successful. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,705	$60,566
Trade accounts receivable, net of allowance for doubtful accounts of $223 and $448, respectively	102,854	100,173
Other accounts receivable	12,008	11,194
Prepaid expenses and other current assets	21,269	18,132
Total current assets	161,836	190,065

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $439,781 and $420,355, respectively	1,440,958	1,316,838
Construction in progress	139,334	177,773
Goodwill	31,114	30,676
Intangibles, net of accumulated amortization of $16,578 and $15,858, respectively	18,021	18,741
Cash held in escrow	8,745	8,742
Deferred costs and other assets	29,746	30,457
Total assets	$1,829,754	$1,773,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,586	$27,229
Income and other taxes payable	3,398	3,340
Accrued personnel costs	18,960	19,624
Accrued interest expense	1,627	9,892
Other accrued liabilities	11,627	13,432
Total current liabilities	60,198	73,517
Long-term debt	551,760	500,864
Long-term income taxes:
Deferred tax liabilities	104,497	104,647
Other income taxes payable	24,198	23,673
Other liabilities	6,814	7,250
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,315 and 27,165 shares issued and 26,639 and 26,616 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	270	269
Additional paid-in capital	404,352	402,286
Retained earnings	633,124	623,221
Accumulated other comprehensive income	58,140	49,965
Treasury stock, at cost	(20,570)	(18,690)
Deferred compensation expense	6,971	6,290
Total stockholders' equity	1,082,287	1,063,341
Total liabilities and stockholders' equity	$1,829,754	$1,773,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenue	$119,600	$96,888
Costs and expenses:
Direct operating expenses	56,299	53,137
Drydock expense	7,211	8,560
General and administrative expenses	14,489	10,950
Depreciation and amortization	18,357	15,170
Total costs and expenses	96,356	87,817
Operating income	23,244	9,071
Other income (expense):
Interest expense	(6,740)	(6,381)
Interest income	15	57
Foreign currency gain and other	936	513
Total other expense	(5,789)	(5,811)
Income before income taxes	17,455	3,260
Income tax expense	(898)	(389)
Net income	$16,557	$2,871
Net income per share:
Basic	$0.63	$0.11
Diluted	$0.63	$0.11
Weighted average shares outstanding:
Basic	26,352	26,043
Diluted	26,359	26,051

Cash dividend declared per common share	$0.25	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$16,557	$2,871
Comprehensive income:
Foreign currency gain (loss)	8,175	(35,629)
Total comprehensive income (loss)	$24,732	$(32,758)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2013	$269	$402,286	$623,221	$49,965	(549)	$(18,690)	$6,290	$1,063,341
Net income	-	-	16,557	-	-	-	-	16,557
Dividends	-	-	(6,654)	-	-	-	-	(6,654)
Issuance of common stock	1	1,915	-	-	-	-	-	1,916
Deferred compensation plan	-	151	-	-	(15)	(681)	681	151
Stock repurchases	-	-	-	-	(23)	(1,199)	-	(1,199)
Cash dividends declared	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	8,175	-	-	-	8,175
Balance at March 31, 2014	$270	$404,352	$633,124	$58,140	(587)	$(20,570)	$6,971	$1,082,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$16,557	$2,871
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	18,357	15,170
Amortization of stock-based compensation	1,640	1,689
Amortization of deferred financing costs	463	372
Provision for doubtful accounts receivable, net of write-offs	(226)	(442)
Deferred income tax provision	(245)	112
Foreign currency transaction gain	(242)	(598)
Change in operating assets and liabilities:
Accounts receivable	(2,699)	(9,499)
Prepaids and other	(3,044)	(1,300)
Accounts payable	(2,756)	(4,354)
Other accrued liabilities and other	(10,156)	(10,178)
Net cash provided by (used in) operating activities	17,649	(6,157)
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(96,117)	(45,908)
Release of deposits held in escrow	-	7,945
Proceeds from disposition of vessels and equipment	-	638
Net cash used in investing activities	(96,117)	(37,325)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	50,045	-
Cash dividends	(6,824)	(6,604)
Stock repurchases	-	(12,389)
Debt issuance costs	-	(1,579)
Proceeds from issuance of stock	288	234
Net cash provided by (used in) financing activities	43,509	(20,338)
Effect of exchange rate changes on cash	98	(2,267)
Net decrease in cash and cash equivalents	(34,861)	(66,087)
Cash and cash equivalents at beginning of the period	60,566	185,175
Cash and cash equivalents at end of period	$25,705	$119,088
Supplemental cash flow information:
Interest paid, net of interest capitalized	$14,407	$13,858
Income taxes paid, net	859	977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)          GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries and predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our 2013 Form 10-K.

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

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share amounts)
Income:
Net income	$16,557	$2,871
Less: Distributions on participating securities	-	(11)
Less: Undistributed income allocated to participating securities	-	-
Basic	$16,557	$2,882
Diluted	$16,557	$2,871
Shares:
Basic
Weighted-average common shares outstanding	26,352	26,043
Dilutive effect of stock options and restricted stock awards	7	8
Diluted	26,359	26,051
Income per common share:
Basic	$0.63	$0.11
Diluted	$0.63	$0.11

(2)          VESSEL ACQUISITIONS AND DISPOSITIONS

In February 2014, we acquired a vessel we had previously managed, a 2012 built large platform supply vessel (“LgPSV”), for $31.0 million. This vessel was added to our North Sea fleet.

Interest is capitalized in connection with the construction of vessels. During the three month periods ended March 31, 2014 and March 31, 2013, we capitalized $2.7 million of interest for each period.

In the third quarter of 2011, the Company approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The original estimated cost of these seven PSVs was $288.0 million. The first five of these vessels were delivered during 2013, a sixth vessel was delivered in February 2014, and the final vessel was delivered during March 2014, completing this initial new-build program.

In June 2012, we signed an agreement with a U.S. shipyard (Thoma-Sea) to build two U.S. flagged PSVs for the U.S. Gulf of Mexico region. In July 2012, we signed agreements with another U.S. shipyard (BAE Systems) to build an additional two U.S. flagged PSVs. The original estimated total cost of these four PSVs was approximately $168.0 million. We expect delivery of the first of these vessels by the end of April 2014 and the remaining three in the third and fourth quarters of 2014 and the second quarter of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below. Progress payments have been drawn from escrow as they became due. There is $8.7 million remaining in escrow, which is presented in long-term assets in the balance sheet as of March 31, 2014. Funds in the escrow account are invested in U.S. government securities.

There have been no vessel dispositions since December 31, 2013. In April 2014, we approved the construction of an additional North Sea PSV with an estimated total cost of $60.0 million.

The following tables illustrate the details of the vessels under construction and the vessels added or acquired:

Vessels Under Construction as of April 21, 2014
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Thoma-Sea	Americas	LgPSV	Q2 2014	271	9,990	3,600	$36.0
Thoma-Sea	Americas	LgPSV	Q3 2014	271	9,990	3,600	$36.0
BAE Systems	Americas	LgPSV	Q4 2014	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q2 2015	286	10,960	5,300	$48.0
Simek	North Sea	LgPSV	Q4 2015	304	11,935	4,700	$60.0

Vessel Additions Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered/Acquired

North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Feb-14
Highland Princess	N. Sea	LgPSV	2014	246	8,487	3,900	Mar-14

Vessels Acquired Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired

Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	Feb-14

(1) LgPSV - Large Platform Supply Vessel

(2)BHP - Brake Horsepower

(3)DWT - Deadweight Tons

(3)           LONG-TERM DEBT

Our long-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	10,000	-
Norwegian Facility Agreement	40,930	-
	550,930	500,000
Debt Premium	830	864
Total	$551,760	$500,864

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2014	$-
2015	-
2016	-
2017	50,930
2018	-
Thereafter	500,000
Total	$550,930

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

At March 31, 2014, the fair value of the Senior Notes, based on quoted market prices, was approximately $525.5 million, compared to a carrying amount of $500.8 million.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At March 31, 2014, we were in compliance with all the covenants under this agreement and had $10.0 million borrowed and outstanding.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At March 31, 2014, we were in compliance with all the covenants under this agreement and had approximately $40.9 million borrowed and outstanding. The amount is based on the US$ to NOK exchange rate at March 31, 2014.

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

(5)         STOCKHOLDERS’ EQUITY

Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A common stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in privately negotiated transactions, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. We had no stock repurchases under this plan in the first quarter of 2014 and have $86.7 million remaining that may yet be used to purchase common shares under the program.

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. While the declaration of dividends is at the discretion of our Board of Directors, we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the quarters ended March 31:

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Dividends Declared (in thousands)	$6,654	$6,562
Dividend per share	$0.25	$0.25

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

In 2011, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of March 31, 2014 for any liabilities associated with a possible future assessment. We can’t predict whether any such tax assessment may be made in the future.

(7)          NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are applied retrospectively to all prior periods presented for those obligations within the scope of this ASU that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The adoption of ASU 2013-04 does not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of Cumulative Translation Adjustment in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments must be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of ASU No. 2013-05 does not have a material impact on our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2014
Revenue	$52,623	$18,304	$48,673	$-	$119,600
Direct operating expenses	26,729	5,484	24,086	-	56,299
Drydock expense	2,668	1,553	2,990	-	7,211
General and administrative	3,492	1,362	3,117	6,518	14,489
Depreciation expense	7,823	2,896	6,806	832	18,357
Operating income (loss)	$11,911	$7,009	$11,674	$(7,350)	$23,244

Quarter Ended March 31, 2013
Revenue	$40,622	$9,738	$46,528	$-	$96,888
Direct operating expenses	23,197	6,145	23,795	-	53,137
Drydock expense	2,583	3,106	2,871	-	8,560
General and administrative	3,304	1,267	2,442	3,937	10,950
Depreciation expense	5,094	2,807	6,673	596	15,170
Operating income (loss)	$6,444	$(3,587)	$10,747	$(4,533)	$9,071

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 79 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At April 21, 2014, our active fleet includes 75 owned vessels and four managed vessels.

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

Our operating costs are primarily a function of fleet configuration. The most significant direct operating cost is wages paid to vessel crews, followed by maintenance and repairs. Generally, fluctuations in vessel utilization have little effect on direct operating costs in the short term and, as a result, direct operating costs as a percentage of revenue may vary substantially due to changes in day rates and utilization.

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the first three months of 2014, we completed 187 drydock days, compared to 257 in the same period last year.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended
	March 31,
	2014	2013
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$52,623	$40,622
Southeast Asia Based Fleet	18,304	9,738
Americas Based Fleet	48,673	46,528

Average Rates Per Day Worked (b):
North Sea Based Fleet (c)	$22,123	$19,933
Southeast Asia Based Fleet	15,312	13,734
Americas Based Fleet	22,496	20,363

Overall Utilization (b):
North Sea Based Fleet	90.4%	89.9%
Southeast Asia Based Fleet	86.2%	50.3%
Americas Based Fleet	86.4%	88.1%

Average Owned Vessels (d):
North Sea Based Fleet (c)	29.1	25.0
Southeast Asia Based Fleet	16.0	16.0
Americas Based Fleet	28.0	29.0
Total	73.1	70.0

(a)	Includes owned and managed vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)

Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.

(d)

Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned vessels only, and is adjusted for vessel additions, dispositions and transfers occurring during each period.

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

For the quarter ended March 31, 2014, we had net income of $16.6 million, or $0.63 per diluted share, on revenues of $119.6 million. For the same period in 2013, net income was $2.9 million, or $0.11 per diluted share, on revenues of $96.9 million.

Our revenues for the quarter ended March 31, 2014 increased $22.7 million, or 23.4%, compared to the first quarter of 2013. Increased capacity, utilization and day rates all contributed to the increase in revenue. We had an average of 3.1 additional vessels during the 2014 period compared to 2013. This increase is the result of seven deliveries during the second half of 2013 and the first quarter of 2014 under our new-build construction program and a first quarter 2014 vessel acquisition. Partially offsetting these additions was the sale of three older vessels during 2013. The overall effect in capacity contributed to an increase in revenue of $7.8 million year over year. In addition, a 7.9% increase in utilization, from 80.1% in the first quarter of 2013 to 88.0% in the same 2014 quarter, resulted in a revenue increase of $7.7 million in revenue. Day rates improved from $19,240 in the first quarter of 2013 to $20,802 in 2014, increasing revenue by $7.2 million.

Operating income increased $14.1 million, from $9.1 million in the first quarter of 2013 to $23.2 million during the same 2014 quarter. This increase is due primarily to higher revenue and a $1.3 million decrease in drydock expense, as the number of drydock days were lower compared to last year’s quarter. This was offset by an increase in direct operating costs of $3.2 million resulting largely from compensation costs associated with the additional vessels, as well as an increase of $3.2 million in depreciation and amortization expense due to the additional new-build vessels. In addition, general and administrative expense increased by $3.5 million compared to the 2013 quarter mainly as a result of higher salaries and benefits.

North Sea

Revenues in the North Sea region increased by $12.0 million to $52.6 million in the first quarter of 2014 compared to the same 2013 quarter. An increase in capacity was the main factor in the improvement, as the average number of vessels in the region increased by 4.1 vessels due mainly to the delivery of five new-build vessels during the second half of 2013, two during the first quarter of 2014 and an acquisition during 2014. Offsetting this increase was the sale of two older vessels during 2013. This increase in capacity accounted for $9.5 million increase in revenue. Average day rates increased from $19,933 in the first quarter of 2013, to $22,123 in the first quarter of 2014, an improvement of $1.8 million in revenue. Utilization improvements amounted to an increase in revenue of $0.7 million. Operating income increased $5.5 million from the same 2013 quarter due mainly to higher revenue, offset by higher direct operating and depreciation expenses, due largely to the increase in vessels in the fleet during the current quarter. Drydock expense remained unchanged, while general and administrative expense increased $0.2 million.

Southeast Asia

Revenues for our Southeast Asia based fleet increased by $8.6 million, or 88.0% to $18.3 million in the first quarter of 2014 compared to the same 2013 quarter. Utilization in the region increased significantly year over year, from 50.3% in the first quarter of 2013 to 86.2% in the same 2014 quarter. This increase accounted for $8.5 million of the improvement in revenue in the first quarter of 2014 compared to the first quarter of 2013. Average day rates in the region increased from $13,734 in 2013 to $15,312, however, revenue only benefitted by $0.1 million, due to the change in mix between our higher and lower day rates for the vessels in the region during the 2014 quarter. Operating income was $7.0 million in the first quarter of 2014, compared to a loss of $3.6 million for the same period in 2013. The $10.6 million increase is due mainly to higher revenue combined with a decrease in direct operating expenses and drydock expenses. Drydock expense decreased by $1.6 million in the first quarter of 2014 as a result of 61 less drydock days in the first quarter of 2014 compared to the same 2013 quarter. Depreciation and general and administrative expense increased slightly compared to the same 2013 quarter.

Americas

The Americas region revenues increased by $2.1 million to $48.7 million in the first quarter of 2014 compared to 2013. Average day rates in the region increased from $20,363 in the first quarter of 2013 to $22,496 in the current year quarter, an increase of 10.5%. This improvement accounted for $5.4 million of the revenue increase. Partially offsetting this increase was a decrease in utilization of 1.7% to 86.4%, which reduced revenue $1.6 million, as well as a decrease in capacity due to the sale of one of our older vessels which reduced revenue $1.7 million. Operating income for the region was $11.7 million, an improvement of $0.9 million over the first quarter of 2013. The increase in revenue was partially offset by a slight increase in direct operating expenses and drydock expense. General and administrative expenses increased from the first quarter of 2013, due mainly to an increase in salaries and benefits.

Other

Other expenses in the first quarter of 2014 remained constant when compared to the same quarter in 2013. An increase in interest expense was largely offset by an increase in foreign currency gain and other income associated with a terminated vessel sale.

Tax Rate

Our effective tax rate for the first quarter of 2014 was 5.1%. This compares to a 12.1% effective tax rate for the first quarter of 2013. The change in rate from the prior year is primarily attributable to the earnings mix between our higher and lower tax jurisdictions.

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

In the third quarter of 2011, the company approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six new platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. As of March 31, 2014, all vessels in this initial new-build program have been delivered.

In June 2012, we signed an agreement with a U.S. shipyard to build two U.S. flagged PSVs for the U.S. Gulf of Mexico. In July 2012, we signed agreements with another U.S. shipyard to build an additional two U.S. flagged PSVs. The estimated total cost of these four PSVs is approximately $168.0 million. In April 2014, we approved the construction of an additional North Sea PSV with an estimated total cost of $60.0 million. We expect to pay another $107.3 million in future new build payments through the end of 2015. This amount includes the recently approved North Sea PSV and is net of amounts previously placed in escrow.

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

In the third quarter of 2012, we entered into our Multicurrency Facility Agreement that provides us with $150.0 million of borrowing capacity, secured by our Americas region vessels, through September 2017. In the second quarter of 2013, we entered into an amendment to our Norwegian Facility Agreement allowing us to begin to draw down on the 600.0 million NOK (approximately $100.0 million) of borrowing capacity available, secured by our Norwegian flagged vessels, through September 2017. At March 31, 2014, we were in compliance with all the covenants under these agreements and had $50.9 million outstanding.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $27.1 million in 2014, of which we have expensed $7.2 million in the first three months of 2014.

Net working capital at March 31, 2014, was $101.6 million. Net cash provided by operating activities was $17.6 million for the three months ended March 31, 2014. Net cash used in investing activities was $96.1 million. Net cash provided by financing activities was $43.5 million.

At March 31, 2014, we had approximately $25.7 million of cash on hand, approximately $50.9 million drawn under our Multicurrency Facility Agreement and Norwegian Facility Agreements combined, and $500.0 million outstanding under our Senior Notes. At March 31, 2014, we had approximately $200.0 million of borrowing capacity under our Multicurrency and Norwegian Facility Agreements.

As of March 31, 2014, approximately 76% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2013 and through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

We anticipate that cash on hand, future cash flow from operations for 2014, and access to our revolving credit facilities will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are primarily denominated in Pounds Sterling (GBP), with a portion denominated in Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 44.0% of our total consolidated revenue and 51.2% in operating income for the three months ended March 31, 2014. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first quarters of 2014 and 2013, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended March 31,
	2014	2013
	1 US$ =

GBP	0.604	0.645
NOK	6.093	5.631
Euro	0.730	0.757
Brazilian Real	2.362	1.997
Singapore Dollar	1.269	1.238

Our outstanding debt is denominated primarily in U.S. Dollars, but a substantial portion of our revenue is generated in currencies other than the U.S. Dollar. We have evaluated these conditions and have determined that it is not in our best interest to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

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

One or more of these factors may change and, in response, we may begin to use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results, such as a fair value hedge associated with the construction of vessels. In this regard, in June 2012, we entered into forward currency contracts to specifically hedge the foreign currency exposure related to firm contractual commitments in the form of future payments for the construction of new vessels. As a result, by design, there was exact offset between the gain or loss exposure in the related underlying contractual commitment. The final forward currency contract matured in July 2013 and there are currently no open derivative contracts. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at March 31, 2014, is $58.1 million in accumulated OCI primarily relating to the change in exchange rates at March 31, 2014 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2013 Form 10-K.

Interest Rate Sensitivity

Our financial instruments that are potentially sensitive to changes in interest rates include our 6.375% Senior Notes, our Multicurrency Facility Agreement and our Norwegian Facility Agreement. At March 31, 2014, the fair value of the Senior Notes, based on quoted market prices, was approximately $525.5 million, compared to a carrying amount of $501.0 million.

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

As of December 31, 2013, our management determined that our internal controls over financial reporting were effective.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: April 21, 2014

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

Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.