Form 10-Q
period 2014-06-30
GULFMARK OFFSHORE INC
filed 2014-07-22
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of July 21, 2014: 26,977,274.

(Exhibit Index Located on Page 29)

GulfMark Offshore, Inc.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. Certain statements and information in this Form-10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

●	operational risk,
●	catastrophic or adverse sea or weather conditions,
●	dependence on the oil and natural gas industry,
●	volatility in oil and natural gas prices,
●	delay or cost overruns on construction projects or insolvency of the shipbuilders,
●	lack of shipyard or equipment availability,
●	ongoing capital expenditure requirements,
●	changes in tax laws,
●	uncertainties surrounding environmental and government regulation,
●	uncertainties surrounding deep water permitting and exploration and development activities,
●	risks relating to compliance with the Jones Act,
●	risks relating to leverage,
●	risks of foreign operations,
●	risk of war, sabotage, piracy or terrorism,
●	assumptions concerning competition, and
●	risks of currency fluctuations.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such forward-looking statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,940	$60,566
Trade accounts receivable, net of allowance for doubtful accounts of $2,524 and $448, respectively	125,404	100,173
Other accounts receivable	13,675	11,194
Prepaid expenses and other current assets	21,440	18,132
Total current assets	186,459	190,065

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $460,912 and $420,355, respectively	1,480,110	1,316,838
Construction in progress	115,234	177,773
Goodwill	30,375	30,676
Intangibles, net of accumulated amortization of $17,298 and $15,858, respectively	17,301	18,741
Cash held in escrow	3,682	8,742
Deferred costs and other assets	20,826	30,457
Total assets	$1,853,987	$1,773,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,661	$27,229
Income and other taxes payable	3,718	3,340
Accrued personnel costs	20,499	19,624
Accrued interest expense	10,038	9,892
Other accrued liabilities	9,157	13,432
Total current liabilities	72,073	73,517
Long-term debt	545,747	500,864
Long-term income taxes:
Deferred tax liabilities	104,807	104,647
Other income taxes payable	24,620	23,673
Other liabilities	6,888	7,250
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 26,976 and 27,165 shares issued and 27,279 and 26,616 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	270	269
Additional paid-in capital	406,668	402,286
Retained earnings	640,639	623,221
Accumulated other comprehensive income	65,849	49,965
Treasury stock, at cost	(20,879)	(18,690)
Deferred compensation expense	7,305	6,290
Total stockholders' equity	1,099,852	1,063,341
Total liabilities and stockholders' equity	$1,853,987	$1,773,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Revenue	$131,365	$111,348	$250,965	$208,236
Costs and expenses:
Direct operating expenses	59,724	53,352	116,023	106,489
Drydock expense	4,685	9,174	11,896	17,734
General and administrative expenses	17,403	16,745	31,892	27,695
Depreciation and amortization	19,204	15,025	37,561	30,195
Impairment charge	7,459	-	7,459	-
Loss on sale of assets	-	126	-	126
Total costs and expenses	108,475	94,422	204,831	182,239
Operating income	22,890	16,926	46,134	25,997
Other income (expense):
Interest expense	(7,422)	(5,262)	(14,162)	(11,643)
Interest income	15	38	30	95
Foreign currency loss and other	578	(949)	1,514	(436)
Total other expense	(6,829)	(6,173)	(12,618)	(11,984)
Income before income taxes	16,061	10,753	33,516	14,013
Income tax provision	(1,862)	(897)	(2,760)	(1,286)
Net income	$14,199	$9,856	$30,756	$12,727
Earnings per share:
Basic	$0.54	$0.38	$1.17	$0.49
Diluted	$0.54	$0.38	$1.17	$0.49
Weighted average shares outstanding:
Basic	26,425	26,120	26,389	26,082
Diluted	26,433	26,128	26,396	26,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$14,199	$9,856	$30,756	$12,727
Comprehensive income:
Foreign currency gain (loss)	7,709	(8,860)	15,884	(44,489)
Total comprehensive income (loss)	$21,908	$996	$46,640	$(31,762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compensation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2013	$269	$402,286	$623,221	$49,965	(549)	$(18,690)	$6,290	$1,063,341
Net income	-	-	30,756	-	-	-	-	30,756
Dividends	-	-	(13,338)	-	-	-	-	(13,338)
Issuance of common stock	1	4,165	-	-	-	-	-	4,166
Treasury stock	-	-	-	-	(22)	(1,174)	-	(1,174)
Deferred compensation plan	-	217	-	-	(22)	(1,015)	1,015	217
Translation adjustment	-	-	-	15,884	-	-	-	15,884
Balance at June 30, 2014	$270	$406,668	$640,639	$65,849	(593)	$(20,879)	$7,305	$1,099,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$30,756	$12,727
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37,561	30,195
Loss on sale of assets	-	126
Amortization of stock-based compensation	3,790	5,796
Amortization of deferred financing costs	926	819
Provision for doubtful accounts receivable, net of write-offs	2,174	(425)
Impairment charge	7,459	-
Deferred income tax provision	138	380
Foreign currency transaction gain	(932)	(146)
Change in operating assets and liabilities:
Accounts receivable	(28,440)	(33,689)
Prepaids and other	(3,048)	1,603
Accounts payable	1,053	(4,351)
Other accrued liabilities and other	(1,956)	(824)
Net cash provided by operating activities	49,481	12,211
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(121,631)	(110,968)
Release of deposits held in escrow	5,060	14,771
Proceeds from disposition of vessels and equipment	-	648
Net cash used in investing activities	(116,571)	(95,549)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	50,045	-
Repayment of secured credit facilities	(5,000)	-
Cash dividends	(13,421)	(13,345)
Stock repurchases	-	(12,389)
Debt issuance costs	-	(1,579)
Proceeds from issuance of stock	522	683
Net cash (used in) provided by financing activities	32,146	(26,630)
Effect of exchange rate changes on cash	318	(2,506)
Net increase (decrease) in cash and cash equivalents	(34,626)	(112,474)
Cash and cash equivalents at beginning of the period	60,566	185,175
Cash and cash equivalents at end of period	$25,940	$72,701
Supplemental cash flow information:
Interest paid, net of interest capitalized	$12,387	$10,272
Income taxes paid, net	2,362	2,467

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

Earnings Per Share

Basic Earnings Per Share, or EPS, is computed by dividing net income by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed using the treasury stock method for Class A Common Stock equivalents. The reconciliation between basic and diluted earnings per share from income attributable to Class A Common Stock stockholders, including allocation to participating securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Income:
Net income attributable to common stockholders	$14,199	$9,856	$30,756	$12,727
Undistributed income allocated to participating securities	-	-	-	-
Basic	14,199	9,856	30,756	12,727
Undistributed income allocated to participating securities	-	-	-	-
Undistributed income reallocated to participating securities	-	-	-	-
Diluted	$14,199	$9,856	$30,756	$12,727
Shares:
Basic
Weighted-average common shares outstanding	26,425	26,120	26,389	26,082
Dilutive effect of stock options and restricted stock awards	8	8	7	7
Diluted	26,433	26,128	26,396	26,089
Income per common share:
Basic	$0.54	$0.38	$1.17	$0.49
Diluted	$0.54	$0.38	$1.17	$0.49

(2)           RESERVES AND IMPAIRMENT

Accounts receivable allowance

We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant, however, in the second quarter of 2014, we reserved the accounts receivable from a customer whose current financial position indicates that they will not be able to pay the amounts due. The total bad debt expense in the second quarter of 2014 was $2.4 million, which amount is reflected in general and administrative expense in our statement of operations.

Impairment

As of June 30, 2014, we have certain vessel components in our North Sea region fixed asset base that were intended to be used in our new-build program. We have recently re-evaluated the use of these components and determined that these components will not be used in our new-build fleet and we are actively pursuing a sale of the equipment. As a result, we have adjusted the carrying value to reflect the net realizable value. These assets are included in Deferred costs and other assets on our balance sheet. The total charge to impairment expense related to these components was $7.0 million. In addition, we determined to sell rather than use a spare part in our Southeast Asia region and charged an additional $0.5 million to impairment expense.

(3)          VESSEL ACQUISITIONS AND DISPOSITIONS

In February 2014, we acquired a vessel we had previously managed, a 2012 built large platform supply vessel (“LgPSV”), for $30.9 million. This vessel was added to our North Sea fleet. In July 2014, we sold one of our Southeast Asia region vessels and we expect to record a gain of approximately $6.0 million.

Interest is capitalized in connection with the construction of vessels. During the three and six month periods ended June 30, 2014 we capitalized $2.2 million and $4.8 million of interest, respectively. During the three and six month periods ended June 30, 2013, we capitalized $3.7 million and $6.4 million of interest, respectively.

In the third quarter of 2011, the Company approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The cost of these seven PSVs was approximately $288.0 million. The first five of these vessels were delivered during 2013, a sixth vessel was delivered in February 2014, and the final vessel was delivered during March 2014, completing this initial new-build program.

In June 2012, we signed an agreement with a U.S. shipyard (Thoma-Sea) to build two U.S. flagged PSVs for the U.S. Gulf of Mexico region. In July 2012, we signed agreements with another U.S. shipyard (BAE Systems) to build an additional two U.S. flagged PSVs. The total cost of these four PSVs will be approximately $168.0 million. The first of these vessels delivered in April 2014. We expect delivery of the remaining three in the fourth quarter of 2014 and first and second quarters of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below. Progress payments have been drawn from escrow as they became due. There is $3.7 million remaining in escrow, which is presented in long-term assets in the balance sheet as of June 30, 2014. Funds in the escrow account are invested in U.S. government securities.

In April 2014, we approved the construction of an additional North Sea PSV with an estimated total cost of $60.0 million and an expected delivery date in the fourth quarter of 2015.

The following tables illustrate the details of the vessels under construction and the vessels added or acquired:

Vessels Under Construction as of July 21, 2014
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Thoma-Sea	Americas	LgPSV	Q4 2014	271	9,990	3,600	$36
BAE Systems	Americas	LgPSV	Q1 2015	286	10,960	5,300	$48
BAE Systems	Americas	LgPSV	Q2 2015	286	10,960	5,300	$48
Simek	North Sea	LgPSV	Q4 2015	304	11,935	4,700	$60

Vessel Additions Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered/ Acquired

North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Feb-14
Highland Princess	N. Sea	LgPSV	2014	246	8,487	3,900	Mar-14
Polaris	Americas	LgPSV	2014	271	9,990	3,600	Apr-14

Vessels Acquired Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired

Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	Feb-14

Vessels Disposed of Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Highland Piper	SEA	LgPSV	1996	221	5,450	3,115	Jul-14

(1) LgPSV - Large Platform Supply Vessel
(2)BHP - Brake Horsepower
(3)DWT - Deadweight Tons

(4)           LONG-TERM DEBT

Our long-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	5,000	-
Norwegian Facility Agreement	39,950	-
	544,950	500,000
Debt Premium	797	864
Total	$545,747	$500,864

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2014	$-
2015	-
2016	-
2017	44,950
2018	-
Thereafter	500,000
Total	$544,950

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

At June 30, 2014, the fair value of the Senior Notes, based on quoted market prices, was approximately $521.2 million, compared to a carrying amount of $500.8 million.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements described above. The Multicurrency Facility Agreement is subject to certain financial covenants. At June 30, 2014, we were in compliance with all the covenants under this agreement and had $5.0 million borrowed and outstanding.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $100.0 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at LIBOR, plus an applicable margin based on our leverage ratio. We paid fees to the Norwegian Lender totaling $1.3 million, which are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method.

The Norwegian Facility Agreement is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty party to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At June 30, 2014, we were in compliance with all the covenants under this agreement and had approximately $40.0 million borrowed and outstanding. The amount is based on the US$ to NOK exchange rate at June 30, 2014.

(5)           INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). We consider earnings of our foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these permanently reinvested earnings.

In recent years, we repatriated cash from our foreign subsidiaries current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations was approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses. No amounts are expected or forecasted to be repatriated in 2014.

(6)           STOCKHOLDERS’ EQUITY

Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A Common Stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in privately negotiated transactions, all in accordance with SEC and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. We had no stock repurchases under this plan in the first half of 2014 and have $86.7 million remaining.

Dividends

The Board of Directors declared the following dividends for the six months and quarters ended June 30, 2014 and June 30, 2013:

	Six Months Ended	Six Months Ended	Quarter Ended	Quarter Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Dividends Declared (in thousands)	$13,338	$13,184	$6,684	$6,622
Dividend per share	$0.50	$0.50	$0.25	$0.25

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

In 2011, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of June 30, 2014 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

(8)           NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” These amendments require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

(9)           OPERATING SEGMENT INFORMATION

We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280, “Segment Reporting.” Our management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally and, as a result, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table, and detailed discussions below.

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2014
Revenue	$58,254	$17,431	$55,680	$-	$131,365
Direct operating expenses	29,214	5,395	25,115	-	59,724
Drydock expense	1,381	1,940	1,364	-	4,685
General and administrative expenses	5,762	1,404	3,223	7,014	17,403
Depreciation and amortization expense	8,434	2,899	7,206	665	19,204
Impairment charge	7,015	444	-	-	7,459
Operating income (loss)	$6,448	$5,349	$18,772	$(7,679)	$22,890

Quarter Ended June 30, 2013
Revenue	$42,703	$16,636	$52,009	$-	$111,348
Direct operating expenses	23,676	5,976	23,700	-	53,352
Drydock expense	3,002	3,144	3,028	-	9,174
General and administrative expenses	3,490	1,684	2,781	8,790	16,745
Depreciation and amortization expense	5,015	2,845	6,611	554	15,025
(Gain) loss on sale of assets	(2)	82	8	38	126
Operating income (loss)	$7,522	$2,905	$15,881	$(9,382)	$16,926

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2014
Revenue	$110,877	$35,735	$104,353	$-	$250,965
Direct operating expenses	55,943	10,879	49,201	-	116,023
Drydock expense	4,049	3,493	4,354	-	11,896
General and administrative expenses	9,254	2,766	6,340	13,532	31,892
Depreciation and amortization expense	16,257	5,795	14,012	1,497	37,561
Impairment charge	7,015	444	-	-	7,459
Operating income (loss)	$18,359	$12,358	$30,446	$(15,029)	$46,134

Six Months Ended June 30, 2013
Revenue	$83,325	$26,374	$98,537	$-	$208,236
Direct operating expenses	46,873	12,121	47,495	-	106,489
Drydock expense	5,585	6,250	5,899	-	17,734
General and administrative expenses	6,794	2,951	5,223	12,727	27,695
Depreciation and amortization expense	10,109	5,652	13,284	1,150	30,195
(Gain) loss on sale of assets	(2)	82	8	38	126
Operating income (loss)	$13,966	$(682)	$26,628	$(13,915)	$25,997

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 79 active vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At July 21, 2014, our active fleet includes 75 owned vessels and four managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our maintenance and repair expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the three and six month periods ended June 30, 2014, we completed 99 and 286 drydock days compared to 257 and 541 drydock days in the same periods last year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$58,254	$42,703	$110,877	$83,325
Southeast Asia Based Fleet	17,431	16,636	35,735	26,374
Americas Based Fleet	55,680	52,009	104,353	98,537

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$23,271	$20,974	$22,712	$20,452
Southeast Asia Based Fleet	15,277	14,784	15,295	14,381
Americas Based Fleet	23,371	21,527	22,954	20,961

Overall Utilization (b):
North Sea Based Fleet	88.5%	88.5%	89.4%	89.2%
Southeast Asia Based Fleet	80.6%	79.7%	83.4%	65.1%
Americas Based Fleet	91.8%	92.1%	89.2%	90.1%

Average Owned Vessels (d):
North Sea Based Fleet	31.0	25.0	30.1	25.0
Southeast Asia Based Fleet	16.0	16.0	16.0	16.0
Americas Based Fleet	28.7	29.0	28.3	29.0
Total	75.7	70.0	74.4	70.0

(a)	Includes owned and managed vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

(c)

Revenues for vessels in the North Sea based fleet are primarily earned in Pound Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.

(d)

Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2014 with the Three Months Ended June 30, 2013

For the quarter ended June 30, 2014, net income was $14.2 million, or $0.54 per diluted share, on revenues of $131.4 million. For the same 2013 period, net income was $9.9 million, or $0.38 per diluted share, on revenues of $111.3 million.

Our revenues for the quarter ended June 30, 2014 were 18.0% higher than the second quarter of 2013. An increase in the average number of vessels from 70.0 in the second quarter of 2013 to 75.7 in the current year quarter accounted for an increase in revenue of $11.9 million. In addition, an increase in day rate from $19,932 in the 2013 quarter to $21,763 in the current year quarter and a positive currency effect resulted in an increase of $6.0 million in revenue. Utilization increased as well, contributing $2.1 million to revenue.

Operating income for the 2014 quarter was $22.9 million compared to $16.9 million for the prior year quarter. The increase is due primarily to higher revenue along with a decrease in drydock expense, partially offset by higher direct operating cost and higher depreciation expense, both attributable to the increased number of vessels this quarter compared to last year’s quarter and an impairment charge during the current quarter. General and administrative expense was higher than the 2013 quarter by $0.7 million. Although the 2013 quarter contained increased costs related to the retirement of our previous chief executive officer, the 2014 quarter included an increase in bad debt expense due to the reserve of an uncollectable receivable balance.

North Sea

Revenues in the North Sea region increased by $15.6 million, or 36.4%, to $58.3 million in the second quarter of 2014 compared to the same period in 2013. Increased capacity was the main factor in the improvement, as the average number of vessels increased from 25 in the 2013 quarter to 31 in the current year quarter resulting from the delivery of seven new-build vessels and the acquisition of one additional vessel, offset by the sale of two older vessels. This net increase in capacity contributed $11.6 million to revenue. Although utilization remained unchanged at 88.5%, the mix of vessels between higher and lower day rates resulted in a revenue increase of $2.3 million. A day rate improvement from $20,974 in the second quarter of 2013 to $23,271 this quarter, mainly the result of an improvement in the currency exchange rate, resulted in a revenue increase of $1.7 million. Operating income decreased by $1.1 million compared to the prior year quarter due to increased direct operating expense and depreciation expense related to the increase in the number of vessels coupled with the impairment charge related to the write-down of equipment. These increases were partially offset by the revenue increase, and a decrease in drydock expense.

Southeast Asia

Revenues for our Southeast Asia region increased from the prior year quarter by $0.8 million, or 4.8%, to $17.4 million. Utilization for the second quarter of 2014 increased from 79.7% to 80.6% for a revenue increase of $0.5 million, and average day rates increased from $14,784 to $15,277 for a revenue increase of $0.3 million. Operating income for the region increased by $2.4 million from the second quarter of 2013. Along with the increase in revenue, the region also experienced a decrease in direct operating expense and drydock expense. General and administrative expense decreased by $0.3 million, mainly related to lower professional fees.

Americas

Revenues in the Americas region increased by $3.7 million, or 7.1%, to $55.7 million in the second quarter of 2014 compared to the same prior year quarter. Day rates increased from $21,527 in 2013 to $23,371 in the current quarter, which caused an increase in revenue of $4.0 million. Capacity increased revenue by $0.3 million, as a new-build vessel was delivered into the region during the quarter which contributed $2.0 million in revenue, offset by the third quarter 2013 sale of an older vessel. Utilization decreased slightly for the second quarter of 2014, causing a decrease in revenue of $0.7 million. Operating income for the region was $18.8 million in the second quarter of 2014 compared to $15.9 million in the prior year quarter. The increase is due primarily to higher revenue along with a decrease in drydock expense, partially offset by higher direct operating expense and depreciation expense, attributable to the new-build vessel added this quarter. General and administrative expense increased by $0.4 million from the prior year quarter due mainly to higher salaries and travel along with higher bad debt expense.

Other

Other expenses in the second quarter of 2014 increased by $0.7 million compared to the prior year quarter. This increase was due primarily to a $2.2 million increase in interest expense due to a higher outstanding debt balance coupled with lower capitalized interest as we wind down our new-build program, partially offset by a foreign currency gain of $0.6 million in the current quarter compared to a loss of $0.9 million during last year’s quarter.

Tax Rate

Our effective tax rate for the second quarter of 2014 was 11.6%. This compares to a 8.3% effective tax rate in the second quarter of 2013. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Comparison of the Six Months Ended June 30, 2014 with the Six Months Ended June 30, 2013

For the six months ended June 30, 2014, net income was $30.8 million, or $1.17 per diluted share, on revenues of $251.0 million. During the same period in 2013, net income was $12.7 million, or $0.49 per diluted share, on revenues of $208.2 million.

Revenue increased $42.7 million, or 20.5%, period over period. An increase in capacity from an average of 70.0 vessels in the first six months of last year to an average of 74.4 vessels in the first six months of this year resulted in $19.7 million of increased revenue. Utilization increased from 84.1% in 2013 to 88.0% in 2014, contributing $10.5 million to revenue. In addition, higher day rates, from $19,604 in 2013 to $21,294 in 2014, contributed $12.5 million to the increase, including the $3.4 million positive impact of foreign currency.

Operating income for the six-month period ended June 30, 2014 was $46.1 million compared to $26.0 million for the same period in 2013. The increase in revenue coupled with a decrease in drydock expense were offset by the increase in direct operating expense and depreciation expense, as the number of vessels in the fleet increased in 2014. General and administrative expense was higher by $4.2 million than the 2013 period due largely to higher personnel costs and a significant bad debt charge during the 2014 period.

North Sea

North Sea revenue increased by $27.6 million, or 33.1%, to $110.9 million for the first six months of 2014 compared to the same period in 2013. Capacity increased with the effect of the vessels added in 2013 and 2014, and the purchase of a vessel during the first quarter of 2014 offset by the third quarter 2013 sale of two older vessels, the net of which contributed $21.1 million to revenue. Utilization increased from 89.2% in 2013 to 89.4% in 2014, contributing $2.9 million to revenue. In addition, day rates improved from $20,452 last year to $22,712 this year, largely due to favorable currency exchange rates, adding $3.6 million to revenue. Operating income increased by $4.4 million resulting primarily from the increase in revenue as well as a decrease in drydock expense, partially offset by an increase in direct operating expenses and depreciation expense. The increases in expenses are directly related to the increase in the number of vessels in the fleet in the current year and an impairment charge during the current year. General and administrative expense increased by $2.5 million compared to 2013 due to a bad debt expense during the 2014 period.

Southeast Asia

Revenue increased by $9.4 million, or 35.5% to $35.7 million in 2014. The main reason for this improvement was an increase in utilization from 65.1% in the first six months of 2013 to 83.4% in the current period. Operating income increased by $13.1 million, from a loss of $0.7 million last year to income of $12.4 million in the current year. In addition to the increase in revenue, decreases in direct operating expenses and drydock expense contributed to the improvement in operating income. General and administrative expense decreased by $0.2 million from the 2013 period due to lower professional fees.

Americas

 Revenue increased $5.8 million, or 5.9%, to $104.4 million in 2014. The increase was due mainly to an increase in average day rates from $20,961 in 2013 to $22,954 in 2014, contributing $9.1 million to revenue. Offsetting this increase was a decrease in utilization from 90.1% to 89.2% in the current year resulting in a $2.0 million decrease in revenue. During the second quarter of 2014 one new-build vessel was delivered into the region, however, net capacity decreased due to the sale of an older vessel during the third quarter of 2013, causing a negative impact of $1.3 million to revenue. Operating income of $30.4 million is an increase of $3.8 million over the 2013 period. The increase is due primarily to the increase in revenue and decreased drydock expenses, offset by an increase in direct operating expense and depreciation expense due to the new-build delivery during the 2014 second quarter. General and administrative expenses increased by $1.1 million, mainly due to higher salaries and travel and a bad debt expense during 2014.

Other

In the six months ended June 30 2014, other expenses increased by $0.6 million compared to the prior year period. This increase was due primarily to a $2.5 million increase in interest expense due to a higher outstanding debt balance coupled with lower capitalized interest as we wind down our current new-build program, partially offset by a foreign currency gain of $1.5 million in the current year period compared to a loss of $0.4 million during the prior year’s quarter.

Tax Rate

Our effective tax rate for the first half of 2014 was 8.2%. This compares to a 9.2% effective tax rate for the first six months of 2013. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

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

We are currently in in the latter stages of a 12 vessel new-build program that was initiated in 2011. Beginning in the second quarter of 2013 we have delivered seven vessels to our North Sea region and one vessel to our Americas region. We currently have three vessels under construction in the U.S. and one vessel, with Arctic capabilities, under construction in Norway. One of the U.S. vessels is expected to deliver in the fourth quarter 2014, and two additional vessels in the first and second quarters of 2015. The Norway vessel will deliver during the fourth quarter 2015. We expect to pay approximately $95.5 million through the fourth quarter 2015 to complete these new-build vessels.

We have issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022 (the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15. We also have line of credit financing available under our Multicurrency Facility Agreement that provides us with $150.0 million of borrowing capacity, secured by our Americas region vessels, through September 2017 and under our Norwegian Facility Agreement that provides us with 600.0 million NOK (approximately $100.0 million) of borrowing capacity, secured by our Norwegian flagged vessels, through September 2017. At June 30, 2014, we were in compliance with all covenants associated with our loan agreements.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $28.0 million in 2014, of which we have expensed $11.9 million in the first six months of 2014.

Net working capital at June 30, 2014, was $114.4 million. Net cash provided by operating activities was $49.5 million for the six months ended June 30, 2014 compared to $12.2 million for the same 2013 period. Net cash used in investing activities was $116.6 million and $95.5 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities was $32.4 million for the six months ended June 30, 2014, compared to net cash used in financing activities of $26.6 million in the same 2013 period.

At June 30, 2014, we had approximately $25.9 million of cash on hand, approximately $45.0 million drawn under our Multicurrency Facility Agreement and Norwegian Facility Agreements combined, and $500.0 million outstanding under our Senior Notes. At June 30, 2014, we had approximately $205.0 million of borrowing capacity under our Multicurrency and Norwegian Facility Agreements.

As of June 30, 2014, approximately 89% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 44.3% of our total consolidated revenue and 28.2% of our total operating income for the three months ended June 30, 2014, and 44.1% of our total consolidated revenue and 39.8% of our total operating income for the six months ended June 30, 2014. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first quarters of 2014 and 2013, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	1 US$=		1 US$=
GBP	0.594	0.651	0.599	0.648
NOK	5.988	5.831	6.040	5.729
Euro	0.729	0.766	0.729	0.761
BRL	2.227	2.067	2.293	2.031
SGD	1.252	1.249	1.260	1.243

A substantial portion of our outstanding debt is denominated in U.S. Dollars, but a substantial portion of our revenue is generated in currencies other than the U.S. Dollar. We have evaluated these conditions and have determined that it is not in our best interest to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

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

One or more of these factors may change and, in response, we may use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results. We do not use foreign currency forward contracts for trading or speculative purposes.

Reflected in the accompanying consolidated balance sheet at June 30, 2014, is $65.9 million in accumulated OCI primarily relating to the change in exchange rates at June 30, 2014 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are contained in our 2013 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: July 21, 2014

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

Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	GulfMark Offshore, Inc. 2014 Omnibus Equity Incentive Plan	Exhibit 10.1 to our current report on Form 8-K filed on June 5, 2014

10.2	Form of Notice of Stock Option Award and Stock Option Agreement under the GulfMark Offshore, Inc. 2014 Omnibus Equity Incentive Plan	Exhibit 10.2 to our current report on Form 8-K filed on June 5, 2014

10.3	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the GulfMark Offshore, Inc. 2014 Omnibus Equity Incentive Plan	Exhibit 10.3 of our current report on Form 8-K filed on June 5, 2014

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.