Form 10-Q
period 2014-09-30
GULFMARK OFFSHORE INC
filed 2014-10-21
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of October 17, 2014: 26,338,059.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,663	$60,566
Trade accounts receivable, net of allowance for doubtful accounts of $2,504 and $448, respectively	102,728	100,173
Other accounts receivable	11,621	11,194
Prepaid expenses and other current assets	24,273	18,132
Total current assets	171,285	190,065

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $453,880 and $420,355, respectively	1,427,228	1,316,838
Construction in progress	122,000	177,773
Goodwill	28,979	30,676
Intangibles, net of accumulated amortization of $18,018 and $15,858, respectively	16,581	18,741
Cash held in escrow	3,683	8,742
Deferred costs and other assets	22,062	30,457
Total assets	$1,791,818	$1,773,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,720	$27,229
Income and other taxes payable	5,507	3,340
Accrued personnel costs	22,620	19,624
Accrued interest expense	1,451	9,892
Other accrued liabilities	12,143	13,432
Total current liabilities	69,441	73,517
Long-term debt	518,959	500,864
Long-term income taxes:
Deferred tax liabilities	102,538	104,647
Other income taxes payable	24,668	23,673
Other liabilities	6,390	7,250
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,276 and 27,165 shares issued and 26,723 and 26,616 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	270	269
Additional paid-in capital	408,734	402,286
Retained earnings	658,339	623,221
Accumulated other comprehensive income	25,454	49,965
Treasury stock, at cost	(30,610)	(18,690)
Deferred compensation expense	7,635	6,290
Total stockholders' equity	1,069,822	1,063,341
Total liabilities and stockholders' equity	$1,791,818	$1,773,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Revenue	$128,686	$121,802	$379,651	$330,038
Costs and expenses:
Direct operating expenses	62,230	55,201	178,253	161,690
Drydock expense	4,353	2,444	16,249	20,178
General and administrative expenses	15,021	13,522	46,913	41,217
Depreciation and amortization	19,168	16,252	56,729	46,447
Impairment charge	-	-	7,459	-
Gain on sale of assets and other	(6,877)	(6,001)	(6,877)	(5,875)
Total costs and expenses	93,895	81,418	298,726	263,657
Operating income	34,791	40,384	80,925	66,381
Other income (expense):
Interest expense	(7,840)	(5,106)	(22,002)	(16,749)
Interest income	49	34	79	129
Foreign currency loss and other	(1,859)	(598)	(345)	(1,034)
Total other expense	(9,650)	(5,670)	(22,268)	(17,654)
Income before income taxes	25,141	34,714	58,657	48,727
Income tax provision	(797)	(2,425)	(3,557)	(3,711)
Net income	$24,344	$32,289	$55,100	$45,016
Earnings per share:
Basic	$0.92	$1.23	$2.09	$1.72
Diluted	$0.92	$1.23	$2.09	$1.72
Weighted average shares outstanding:
Basic	26,390	26,253	26,389	26,139
Diluted	26,390	26,271	26,394	26,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$24,344	$32,289	$55,100	$45,016
Comprehensive income:
Foreign currency gain (loss)	(40,395)	29,599	(24,511)	(14,890)
Total comprehensive income (loss)	$(16,051)	$61,888	$30,589	$30,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

 (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compensation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2013	$269	$402,286	$623,221	$49,965	(549)	$(18,690)	$6,290	$1,063,341
Net income	-	-	55,100	-	-	-	-	55,100
Dividends	-	-	(19,982)	-	-	-	-	(19,982)
Issuance of common stock	1	6,216	-	-	-	-	-	6,217
Treasury stock	-	-	-	-	(278)	(10,575)	-	(10,575)
Deferred compensation plan	-	232	-	-	(32)	(1,345)	1,345	232
Translation adjustment	-	-	-	(24,511)	-	-	-	(24,511)
Balance at September 30, 2014	$270	$408,734	$658,339	$25,454	(859)	$(30,610)	$7,635	$1,069,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$55,100	$45,016
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56,729	46,447
Gain on sale of assets	(5,520)	(5,875)
Impairment charge	7,459	-
Amortization of stock-based compensation	5,607	7,521
Amortization of deferred financing costs	1,396	1,273
Provision for doubtful accounts receivable, net of write-offs	2,158	(426)
Deferred income tax provision (benefit)	(1,969)	1,007
Foreign currency transaction loss	888	830
Change in operating assets and liabilities:
Accounts receivable	(7,010)	(24,149)
Prepaids and other	(6,601)	2,975
Accounts payable	966	(7,419)
Other accrued liabilities and other	(3,891)	(9,406)
Net cash provided by operating activities	105,312	57,794
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(142,523)	(210,840)
Release of deposits held in escrow	5,060	27,404
Proceeds from disposition of vessels and equipment	15,361	13,500
Net cash used in investing activities	(122,102)	(169,936)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	50,045	-
Repayments of borrowings under revolving credit facilities	(30,703)	-
Cash dividends	(20,007)	(19,900)
Stock repurchases	(8,189)	(12,389)
Debt issuance costs	(2,561)	(1,579)
Proceeds from issuance of stock	787	579
Proceeds from exercise of common stock options	-	282
Net cash used in financing activities	(10,628)	(33,007)
Effect of exchange rate changes on cash	(485)	(1,849)
Net decrease in cash and cash equivalents	(27,903)	(146,998)
Cash and cash equivalents at beginning of the period	60,566	185,175
Cash and cash equivalents at end of period	$32,663	$38,177
Supplemental cash flow information:
Interest paid, net of interest capitalized	$28,603	$22,654
Income taxes paid, net	3,585	3,008

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income:	(In thousands, except per share amounts)
Net income attributable to common stockholders	$24,344	$32,289	$55,100	$45,016
Undistributed income allocated to participating securities	-	-	-	-
Basic	24,344	32,289	55,100	45,016
Undistributed income allocated to participating securities	-	-	-	-
Undistributed income reallocated to participating securities	-	-	-	-
Diluted	$24,344	$32,289	$55,100	$45,016
Shares:
Basic
Weighted-average common shares outstanding	26,390	26,253	26,389	26,139
Dilutive effect of stock options and restricted stock awards	-	18	5	10
Diluted	26,390	26,271	26,394	26,149
Income per common share:
Basic	$0.92	$1.23	$2.09	$1.72
Diluted	$0.92	$1.23	$2.09	$1.72

(2)      RESERVES AND IMPAIRMENT

Accounts receivable allowance

We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant, however, in the second quarter of 2014, we reserved the accounts receivable from a customer whose financial position indicated that they would not be able to pay the amounts due. The total bad debt expense for the nine months ended September 30, 2014 was $2.2 million, which amount is reflected in general and administrative expense in our statement of operations.

Impairment

As of September 30, 2014, we have certain vessel components in our North Sea region fixed asset base that were intended to be used in our new-build program. During the second quarter of 2014 we re-evaluated the use of these components and determined that they would not be used in our new-build fleet and we are actively pursuing a sale of the equipment. As a result, during the second quarter of 2014 we adjusted the carrying value to reflect the net realizable value. These assets are included in Deferred costs and other assets on our balance sheet. The total charge to impairment expense related to these components was $7.0 million. In addition, we determined to sell rather than use a spare part in our Southeast Asia region and charged an additional $0.5 million to impairment expense in the second quarter.

(3)     VESSEL ACQUISITIONS AND DISPOSITIONS

In the first quarter of 2014, we acquired a vessel we had previously managed, a 2012 built large platform supply vessel (“LgPSV”), for $30.9 million. This vessel was added to our North Sea fleet. In the third quarter of 2014, we sold two of our Southeast Asia region vessels and recorded a net gain of $5.5 million.

Interest is capitalized in connection with the construction of vessels. During the three and nine month periods ended September 30, 2014 we capitalized $1.7 million and $6.6 million of interest, respectively. During the three and nine month periods ended September 30, 2013, we capitalized $4.2 million and $10.7 million of interest, respectively.

In the third quarter of 2011, the Company approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The cost of these seven PSVs was approximately $288.0 million. The first five of these vessels were delivered during 2013, a sixth vessel was delivered in February 2014, and the final vessel was delivered during March 2014. In April 2014, we approved the construction of an additional North Sea PSV with an estimated total cost of $60.0 million and an expected delivery date in the fourth quarter of 2015.

In the second quarter of 2012, we signed an agreement with a U.S. shipyard (Thoma-Sea) to build two U.S. flagged PSVs for the U.S. Gulf of Mexico region. In the third quarter of 2012, we signed agreements with another U.S. shipyard (BAE Systems) to build an additional two U.S. flagged PSVs. The total cost of these four PSVs will be approximately $168.0 million. The first of these vessels delivered in the second quarter of 2014. We expect delivery of the remaining three in the first, second, and third quarters of 2015.

During the third quarter of 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below. Progress payments have been drawn from escrow as they became due. There is $3.7 million remaining in escrow, which is presented in long-term assets in the balance sheet as of September 30, 2014. Funds in the escrow account are invested in U.S. government securities.

The following tables illustrate the details of the vessels under construction and the vessels added or acquired:

Vessels Under Construction as of October 20, 2014
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
Thoma-Sea	Americas	LgPSV	Q1 2015	271	9,990	3,600	$36
BAE Systems	Americas	LgPSV	Q2 2015	286	10,960	5,300	$48
BAE Systems	Americas	LgPSV	Q3 2015	286	10,960	5,300	$48
Simek	North Sea	LgPSV	Q4 2015	304	11,935	4,700	$60

Vessel Additions Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered/ Acquired

North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Feb-14
Highland Princess	N. Sea	LgPSV	2014	246	8,487	3,900	Mar-14
Polaris	Americas	LgPSV	2014	271	9,990	3,600	Apr-14

Vessels Acquired Since December 31, 2013
			Year	Length			Month
Vessel	Region	Type(1)	Built	(feet)	BHP(2)	DWT(3)	Aquired

Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	Feb-14

Vessels Disposed of Since December 31, 2013
			Year	Length			Month
Vessel	Region	Type(1)	Built	(feet)	BHP(2)	DWT(3)	Disposed

Highland Piper	SEA	LgPSV	1996	221	5,450	3,115	Jul-14
Highland Legend	SEA	PSV	1986	194	3,600	1,442	Sep-14

(1) LgPSV - Large Platform Supply Vessel
PSV - Platform Supply Vessel
(2) BHP - Brake Horsepower
(3) DWT - Deadweight Tons

(4)     LONG-TERM DEBT

Our long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	-	-
Norwegian Facility Agreement	18,195	-
	518,195	500,000
Debt Premium	764	864
Total	$518,959	$500,864

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2014	$-
2015	-
2016	-
2017	18,195
2018	-
Thereafter	500,000
Total	$518,195

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

At September 30, 2014, the fair value of the Senior Notes, based on quoted market prices, was approximately $495.0 million, compared to a carrying amount of $500.8 million. At September 30, 2014, we were in compliance with all covenants associated with the indenture that governs the Senior Notes.

Multicurrency Facility Agreement

On September 21, 2012, we entered into a Multicurrency Facility Agreement, amended on February 25, 2013, (the “Old Facility”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower, and a group of financial institutions as lenders. The Old Facility had a scheduled maturity date of September 21, 2017 and committed the lenders to provide loans up to an aggregate principal amount of $150.0 million at any one time outstanding. Loans under the Old Facility accrued interest at the London InterBank Offered Rate (“LIBOR”), plus an applicable margin. On September 26, 2014, we terminated the Old Facility.

In addition, on September 26, 2014, we entered into a new Multicurrency Facility Agreement (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions, that included all the financial institutions who provided credit under the Old Facility, as lenders (the “Lenders”). This new facility has a scheduled maturity date of September 26, 2019 and commits the Lenders to provide revolving loans up to $300.0 million at any one time outstanding, subject to certain terms and conditions, and contains sublimits for swingline loans and the issuance of letters of credit. The Borrower has the option to request increases in the aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million, also subject to certain terms and conditions. Revolving loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin, and swingline loans will accrue interest at the alternate base rate margin. The applicable margin will be based on our most recent capitalization ratio.

The Multicurrency Facility Agreement is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty to the Multicurrency Facility Agreement.

We have unamortized fees paid to the arrangers, the agent and the security trustee of the Old Facility totaling $2.0 million, which fees are being amortized into interest cost on a straight-line basis over the life of the Old Facility. Concurrent with the new Multicurrency Facility Agreement, we paid fees totaling $2.6 million to the arrangers, the agent and the security trustee. In accordance with generally accepted accounting principles, we have combined these additional costs with the remaining unamortized costs under the Old Facility and will amortize these combined costs into interest expense on a straight-line basis over the life of the new Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. The Multicurrency Facility Agreement is subject to certain financial covenants. At September 30, 2014, we were in compliance with all the covenants under this agreement.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $100.0 million) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at Norwegian InterBank Offered Rate (“NIBOR”), plus an applicable margin based on our leverage ratio. We paid fees to the Norwegian Lender totaling $1.3 million, which are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method.

The Norwegian Facility Agreement is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At September 30, 2014, we were in compliance with all the covenants under this agreement and had approximately $18.2 million borrowed and outstanding. The amount is based on the US$ to NOK exchange rate at September 30, 2014.

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

In late 2012 and early 2013, we paid $13.3 million to repurchase 373,619 shares of our common stock. In 2014 we purchased 264,354 shares and paid $9.6 million. The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the nine months ended September 30, 2014 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	-	-	-	$86,745
February 1 - 28	-	-	-	$86,745
March 1 - 31	-	-	-	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	77,700	$39.05	451,319	$83,711
September 1 - 30	186,654	$35.48	637,973	$77,088

Dividends

The Board of Directors declared the following dividends for the nine months and quarters ended September 30, 2014 and September 30, 2013:

	Nine Months Ended	Nine Months Ended	Quarter Ended	Quarter Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Dividends Declared (in thousands)	$19,982	$19,821	$6,644	$6,634
Dividend per share	$0.75	$0.75	$0.25	$0.25

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

In 2011, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally notified nor assessed with this tax by the Brazilian state. No accrual has been recorded as of September 30, 2014 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2014
Revenue	$61,781	$13,930	$52,975	$-	$128,686
Direct operating expenses	29,557	6,224	26,449	-	62,230
Drydock expense	1,357	554	2,442	-	4,353
General and administrative expenses	3,743	1,434	3,076	6,768	15,021
Depreciation and amortization expense	8,371	2,708	7,403	686	19,168
Gain on sale of assets and other	-	(5,520)	(1,357)	-	(6,877)
Operating income (loss)	$18,753	$8,530	$14,962	$(7,454)	$34,791

Quarter Ended September 30, 2013
Revenue	$51,098	$18,782	$51,922	$-	$121,802
Direct operating expenses	24,225	6,104	24,872	-	55,201
Drydock expense	2,078	(947)	1,313	-	2,444
General and administrative expenses	3,623	1,505	2,845	5,549	13,522
Depreciation and amortization expense	6,206	2,885	6,605	556	16,252
(Gain) loss on sale of assets and other	(6,105)	-	102	2	(6,001)
Operating income (loss)	$21,071	$9,235	$16,185	$(6,107)	$40,384

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months Ended September 30, 2014
Revenue	$172,658	$49,665	$157,328	$-	$379,651
Direct operating expenses	85,500	17,103	75,650	-	178,253
Drydock expense	5,406	4,047	6,796	-	16,249
General and administrative expenses	12,997	4,200	9,416	20,300	46,913
Depreciation and amortization expense	24,628	8,503	21,415	2,183	56,729
Impairment charge	7,015	444	-	-	7,459
Gain on sale of assets and other	-	(5,520)	(1,357)	-	(6,877)
Operating income (loss)	$37,112	$20,888	$45,408	$(22,483)	$80,925

Nine Months Ended September 30, 2013
Revenue	$134,423	$45,156	$150,459	$-	$330,038
Direct operating expenses	71,098	18,225	72,367	-	161,690
Drydock expense	7,663	5,303	7,212	-	20,178
General and administrative expenses	10,417	4,456	8,068	18,276	41,217
Depreciation and amortization expense	16,315	8,537	19,889	1,706	46,447
(Gain) loss on sale of assets and other	(6,107)	82	110	40	(5,875)
Operating income (loss)	$35,037	$8,553	$42,813	$(20,022)	$66,381

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 78 active vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At October 20, 2014, our active fleet includes 74 owned vessels and four managed vessels.

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

Our operating costs are primarily a function of fleet configuration. The most significant direct operating cost is wages paid to vessel crews, followed by repairs and maintenance. Generally, fluctuations in vessel utilization have little effect on direct operating costs in the short term and, as a result, direct operating costs as a percentage of revenue may vary substantially due to changes in day rates and utilization.

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our repair and maintenance expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the three and nine month periods ended September 30, 2014, we completed 87 and 373 drydock days compared to 109 and 650 drydock days in the same periods last year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$61,781	$51,098	$172,658	$134,423
Southeast Asia Based Fleet	13,930	18,782	49,665	45,156
Americas Based Fleet	52,975	51,922	157,328	150,459

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$23,974	$23,626	$23,151	$21,559
Southeast Asia Based Fleet	15,419	15,043	15,329	14,650
Americas Based Fleet	23,969	22,120	23,286	21,347

Overall Utilization (b):
North Sea Based Fleet	90.9%	92.0%	89.9%	90.1%
Southeast Asia Based Fleet	66.8%	87.8%	78.0%	72.7%
Americas Based Fleet	83.2%	89.6%	87.1%	89.9%

Average Owned Vessels (d):
North Sea Based Fleet	31.0	25.6	30.4	25.2
Southeast Asia Based Fleet	15.1	16.0	15.7	16.0
Americas Based Fleet	29.0	28.7	28.6	28.9
Total	75.1	70.3	74.7	70.1

(a)	Includes owned and managed vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

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

Comparison of the Three Months Ended September 30, 2014 with the Three Months Ended September 30, 2013

For the quarter ended September 30, 2014, net income was $24.3 million, or $0.92 per diluted share, on revenues of $128.7 million. For the same 2013 period, net income was $32.3 million, or $1.23 per diluted share, on revenues of $121.8 million.

Revenues for the quarter ended September 30, 2014 were 5.7% or $6.9 million higher than the third quarter of 2013. The main factor responsible for this increase was the increase in the average number of vessels from 70.3 in the third quarter of 2013 to 75.1 in the current year quarter. This increase in our fleet accounted for an increase in revenue of $14.5 million. Also contributing positively to the increase in revenue was the effect of the weaker U.S. dollar which increased revenue by $2.3 million. Average day rates increased from $21,108 in the quarter ended September 30, 2013 to $22,587 in the quarter ended September 30, 2014, however overall utilization decreased by approximately 7% which resulted in decreased revenue by $9.9 million.

Operating income for the quarter ended September 30, 2014 was $34.8 million compared to $40.4 million for the prior year quarter. The increase in revenue was offset by increased direct operating expenses and depreciation expense due to the larger fleet during the current year quarter. Drydock expense increased as well, mainly due to the mix of vessels that were drydocked during the quarter. General and administrative expense was $1.5 million higher during the current quarter than last year’s quarter mainly due to increased salaries and professional fees.

North Sea

Revenues in the North Sea region increased by $10.7 million, or 20.9%, to $61.8 million in the third quarter of 2014 compared to the same period in 2013. The average number of vessels increased from 25.6 in the third quarter 2013 to 31.0 in the third quarter 2014 due to the delivery of seven new-build vessels and the acquisition of one additional vessel, offset by the sale of two older vessels. This net increase in capacity contributed $11.8 million to revenue. Also positively impacting revenue was the effect of the weaker U.S. dollar that added $2.3 million to the increase in revenue. Day rates improved slightly from $23,626 in the third quarter of 2013 to $23,974 this quarter, however, utilization decreased from 92.0% last year to 90.9% for this year’s quarter, this mix caused revenue to decrease by $3.4 million. Operating income decreased by $2.3 million compared to the prior year quarter. During the third quarter of 2013 we recognized a gain of $6.1 million on the sale of an older vessel. Excluding the gain, operating income for the region increased by $3.8 million. The increase in operating income was driven by the increase in revenue, partially offset by increased direct operating expenses and depreciation due to the larger fleet during the third quarter of 2014 quarter. Drydock expense decreased by $0.7 million. General and administrative expenses increased by $0.1 million.

Southeast Asia

Revenues for our Southeast Asia region decreased by $4.9 million from the prior year quarter to $13.9 million, or 25.8%. The region experienced a decrease in utilization for the third quarter of 2014 of 21.0%, from 87.8% last year to 66.8% for the current quarter, a decrease in revenue of $5.3 million. This decrease was due in part to geo-political instability in the region as a number of countries experienced changes in leadership, temporarily decreasing the activity of government owned enterprises. Partially offsetting this decrease was an increase in average day rates from $15,043 to $15,419 for a revenue increase of $0.4 million. Operating income for the region decreased by $0.7 million from the third quarter of 2013. Included in operating income during the current quarter was a gain of $5.5 million on the sale of two vessels. Excluding this gain, operating income decreased by $6.2 million. Along with the decrease in revenue, the region also experienced an increase in direct operating expense of $0.1 million, mainly due to fuel utilization on idle vessels, and an increase of $1.5 million in drydock expense as we took the opportunity to drydock an idle vessel. General and administrative expense decreased by $0.1 million.

Americas

Revenues in the Americas region increased by $1.1 million, or 2.0%, to $53.0 million in the third quarter of 2014 compared to the same 2013 quarter. Day rates increased from $22,120 in 2013 to $23,969 in the current quarter, an increase of $1.8 million in revenue. Net capacity increased by $2.7 million due to a new-build vessel, which was delivered into the region during the second quarter of this year offset by the sale of a vessel in the third quarter of 2013. Utilization decreased for the third quarter of 2014 from 89.6% last year to 83.2% this year, causing a decrease in revenue of $3.4 million. Operating income for the region was $15.0 million in the third quarter of 2014 compared to $16.2 million in the prior year quarter. The increase in revenue was offset by higher direct operating expense, higher depreciation expense attributable to the new-build vessel added last quarter and higher drydock expense. These increases in costs were offset by a $1.4 million other gain on a cash recovery from a bankrupt shipyard. General and administrative expense increased by $0.2 million from the prior year quarter due mainly to increased salaries expense.

Other

Other expenses in the third quarter of 2014 increased by $4.0 million compared to the prior year quarter. This increase was due primarily to a $2.7 million increase in interest expense due to a higher outstanding debt balance coupled with lower capitalized interest as we wind down our new-build program. In addition, foreign currency loss increased by $1.3 million from the third quarter 2013.

Tax Rate

Our effective tax rate for the third quarter of 2014 was 3.2%. This compares to a 7.0% effective tax rate in the third quarter of 2013. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Comparison of the Nine Months Ended September 30, 2014 with the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, net income was $55.1 million, or $2.09 per diluted share, on revenues of $380.0 million. During the same period in 2013, net income was $45.0 million, or $1.72 per diluted share, on revenues of $330.0 million.

Revenue increased $49.6 million, or 15.0%, for the nine months ended September 30, 2014 compared to the same period in 2013. An increase in capacity from an average of 70.1 vessels in the first nine months of last year to an average of 74.7 vessels in the first nine months of this year resulted in $34.0 million of increased revenue. In addition, higher day rates, from $20,135 in 2013 to $21,716 in 2014, contributed $8.3 million to the increase. The effect of the weaker U.S. dollar also contributed $6.0 million to the increase in revenue. Utilization had an increase from 86.1% in 2013 to 86.4% in 2014, contributing $1.3 million to revenue.

Operating income for the nine-month period ended September 30, 2014 was $80.9 million compared to $66.4 million for the same period in 2013. This increase in operating income was due mainly to the increase in revenue coupled with a decrease in drydock expense. This is offset by the increase in direct operating expense and depreciation expense, as the number of vessels in the fleet increased in 2014. Additionally, during the second quarter of 2014 we incurred an impairment charge of $7.5 million. General and administrative expense was higher by $5.7 million than the 2013 period due largely to higher personnel costs and a significant bad debt charge during the 2014 period.

North Sea

North Sea revenue increased by $38.2 million, or 28.4%, to $172.7 million for the first nine months of 2014 compared to the same period in 2013. Capacity increased with the effect of the new-build vessels added in 2013 and 2014, and the purchase of a vessel during the first quarter of 2014 offset by the third quarter 2013 sale of two older vessels, contributed $33.2 million to revenue. The effect of the weaker U.S. dollar also helped contribute $6.5 million to the increase in revenue. Day rates improved from $21,559 last year to $23,151 this year, however, utilization decreased slightly, from 90.1% in 2013 to 89.9% in 2014. This combination decreased revenue by $1.5 million. Operating income increased by $2.1 million from the first nine months of 2013. The 2013 period included a $6.1 million gain on sale of two vessels, while the 2014 period included a $7.0 million impairment charge. Excluding these two items, operating income increased by $15.2 million, resulting primarily from the increase in revenue as well as a decrease in drydock expense, partially offset by an increase in direct operating expenses and depreciation expense. These increases are directly related to the increase in the number of vessels in the fleet in the current year. General and administrative expense increased by $2.6 million compared to 2013 mainly due to a bad debt expense recorded during the 2014 period.

Southeast Asia

Revenue increased by $4.5 million, or 10.0% to $49.7 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Day rates for the region improved from $14,650 in the first nine months of 2013 to $15,329 in the current year. Utilization increased from 72.7% last year to 78.0% in the current year. This increase contributed $5.0 million to revenue. Partially offsetting these improvements was a decrease in capacity due to the sale of an older vessel during the second quarter of 2014. This decrease negatively impacted revenue by $0.5 million. Operating income increased by $12.3 million, including a $5.5 million gain on sale of two vessels during the 2014 period. Excluding the gain, operating income increased by $6.8 million, or 80.0%. In addition to the increase in revenue, decreases in direct operating expenses, drydock expense and depreciation expense contributed to the improvement. General and administrative expense decreased by $0.3 million from the 2013 period due to lower professional fees.

Americas

Revenue increased $6.9 million, or 4.6%, to $157.3 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was due mainly to an increase in average day rates from $21,347 in 2013 to $23,286 in 2014, contributing $11.6 million to revenue. In addition, the delivery of a new-build vessel into the region partially offset by the sale of an older vessel during 2013 positively contributed $1.4 million to the increase in revenue. Offsetting this increase was a decrease in utilization from 89.9% to 87.1% in the current year resulting in a $6.1 million decrease in revenue. Operating income of $45.4 million is an increase of $2.6 million over the 2013 period. The increase is due primarily to the increase in revenue and decreased drydock expenses, offset by an increase in direct operating expense and depreciation expense due to the new-build delivery during the 2014 period. These increases in costs were offset by a $1.4 million other gain on a cash recovery from a bankrupt shipyard. General and administrative expenses increased by $1.3 million, mainly due to higher salaries and travel and a bad debt charge incurred in 2014.

Other

In the nine months ended September 30, 2014, other expenses increased by $4.6 million compared to the prior year period. This increase was due primarily to a $5.3 million increase in interest expense due to a higher outstanding debt balance coupled with lower capitalized interest as we wind down our current new-build program, partially offset by a foreign currency loss of $0.3 million in the current year period compared to a loss of $1.0 million during the prior year.

Tax Rate

Our effective tax rate for the nine months ended September 30, 2014 was 6.1%. This compares to a 7.6% effective tax rate for the first nine months of 2013. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Liquidity, Capital Resources and Financial Condition

Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, maintain our fleet, finance the construction of new vessels and acquire or improve equipment or vessels. We plan to continue to be active in the acquisition of additional vessels through both the resale market and new construction. Bank financing, equity capital, and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined by the supply and demand for offshore drilling for crude oil and natural gas.

We are currently in the latter stages of a 12 vessel new-build program that was initiated in 2011. Beginning in the second quarter of 2013, we have delivered seven vessels to our North Sea region and one vessel to our Americas region. We currently have three remaining vessels under construction in the U.S. and one vessel, with Arctic capabilities, under construction in Norway. The three U.S. vessels are expected to deliver in each of the first three quarters in 2015 and the Norway vessel will deliver during the fourth quarter 2015. We expect to pay approximately $87.5 million through the fourth quarter 2015 to complete these new-build vessels.

We have issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022 (the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15. We also have a line of credit financing available under our Multicurrency Facility Agreement that provides us with $300.0 million of borrowing capacity, secured by our Americas region vessels, through September 2019 and under our Norwegian Facility Agreement that provides us with 600.0 million NOK (approximately $100.0 million) of borrowing capacity, secured by our Norwegian flagged vessels, through September 2017. The Multicurrency Facility Agreement was entered into on September 26, 2014 and replaced our previous facility agreement that provided $150.0 million of borrowing capacity. In addition, we have the option under the Multicurrency Facility Agreement to request increases in aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million. At September 30, 2014, we were in compliance with all covenants associated with our loan agreements and all covenants associated with the indenture that governs the Senior Notes.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $26.0 million in 2014, of which we have expensed $16.2 million in the first nine months of 2014.

Net working capital at September 30, 2014, was $101.8 million. Net cash provided by operating activities was $105.3 million for the nine months ended September 30, 2014 compared to $57.8 million for the same 2013 period. Net cash used in investing activities was $122.1 million and $169.9 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in financing activities was $10.6 million for the nine months ended September 30, 2014, compared to $33.0 million in the same 2013 period.

At September 30, 2014, we had approximately $32.7 million of cash on hand, approximately $18.2 million drawn under our Multicurrency Facility Agreement and Norwegian Facility Agreements combined, and $500.0 million outstanding under our Senior Notes. At September 30, 2014, we had approximately $381.8 million of borrowing capacity under our Multicurrency and Norwegian Facility Agreements.

As of September 30, 2014, approximately 61% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 48.0% of our total consolidated revenue and 53.9% of our total operating income for the three months ended September 30, 2014, and 45.5% of our total consolidated revenue and 45.9% of our total operating income for the nine months ended September 30, 2014. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first three quarters of 2014 and 2013, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	1 US$=		1 US$=
GBP	0.599	0.644	0.599	0.647
NOK	6.251	5.987	6.109	5.813
Euro	0.755	0.754	0.738	0.759
BRL	2.276	2.286	2.287	2.109
SGD	1.252	1.267	1.258	1.251

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

Reflected in the accompanying consolidated balance sheet at September 30, 2014, is $25.5 million in accumulated other comprehensive income (“accumulated OCI”) primarily relating to the change in exchange rates at September 30, 2014 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: October 20, 2014

INDEX TO EXHIBITS

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	Multicurrency Facility Agreement dated September 26, 2014, between GulfMark Americas, Inc., GulfMark Offshore, Inc., the lenders, the arrangers party thereto, and The Royal Bank of Scotland plc.	Exhibit 10.1 to our current report on Form 8-K filed on October 2, 2014

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.