Form 10-K
period 2014-12-31
GULFMARK OFFSHORE INC
filed 2015-02-17
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☑  Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $1,175,091,211 calculated by reference to the closing price of $45.18 for the registrant’s common stock on the New York Stock Exchange on that date.

Number of shares of Class A common stock outstanding as of February 16, 2015: 25,121,699

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Exhibit Index Located on Page 78

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”), particularly Part I, Items 1 and 2 “Business and Properties” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine supply and transportation services and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

●	operational risk;
●	volatility in oil and gas prices;
●	catastrophic or adverse sea or weather conditions;
●	dependence on the oil and natural gas industry;
●	delay or cost overruns on construction projects or insolvency of the shipbuilders;
●	lack of shipyard or equipment availability;
●	ongoing capital expenditure requirements;
●	changes in tax laws;
●	uncertainties surrounding environmental and government regulation;
●	uncertainties surrounding deep water permitting and exploration and development activities;
●	risks relating to compliance with the Jones Act;
●	risks relating to leverage;
●	risks of foreign operations, risk of war, sabotage, piracy, cyber-attack or terrorism;
●	assumptions concerning competition;
●	risks of currency fluctuations; and
●	other matters.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risk factors discussed below and in Part I, Item 1A “Risk Factors”, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

There can be no assurance that we have accurately identified and properly weighed all of the factors which affect market conditions and demand for our vessels, that the information upon which we have relied is accurate or complete, that our analysis of the market and demand for our vessels is correct or that the strategy based on such analysis will be successful. Important factors that could cause actual results to differ materially from our expectations are disclosed within Part I, Item 1A “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Items 1 and 2 “Business and Properties” and elsewhere in this Form 10-K.

PART I

ITEMS 1. and 2. Business and Properties

GENERAL BUSINESS

The Company

GulfMark Offshore, Inc., a Delaware corporation, was incorporated in 1996.

We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. The majority of our operations are conducted in the North Sea, offshore Southeast Asia and offshore in the Americas. We currently operate a fleet of 75 offshore supply vessels (“OSVs”) in the following regions: 32 vessels in the North Sea, 13 vessels offshore Southeast Asia, and 30 vessels offshore the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification OSV fleets. Our owned vessels have an average age of approximately nine years.

We have the following operating segments: the North Sea (“N. Sea”), Southeast Asia (“SEA”) and the Americas. Our chief operating decision makers regularly review financial information about each of these operating segments in deciding how to allocate resources and evaluate our performance. Our operations within each of these geographic regions has similar economic characteristics, services, distribution methods and regulatory concerns. All of the operating segments are considered reportable segments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 280”), “Segment Reporting.” For financial information about our operating segments and geographic areas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results” included in Part II, Item 7, and Note 12 to our Consolidated Financial Statements included in Part II, Item 8.

Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc., its subsidiaries and its predecessors.

Our principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). This Form 10-K for the year ended December 31, 2014 includes as exhibits all required Sarbanes-Oxley Act Section 302 certifications by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) regarding the quality of our public disclosure. In addition, our CEO certifies annually to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Company of the NYSE corporation governance listing standards. Our SEC filings are available free of charge to the public over the internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. The information provided on our website is not part of this report and is therefore not incorporated by reference. Filings are available on our website as soon as reasonably practicable after we electronically file or furnish them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at the following location: 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Offshore Marine Services Industry Overview

We utilize our vessels to provide services to our customers supporting the construction, positioning and ongoing operation of offshore oil and natural gas drilling rigs and platforms and related infrastructure, and substantially all of our revenue is derived from providing these services. The offshore marine services industry employs various types of OSVs that are used to transport materials, supplies and personnel, and to move and position drilling and production facilities. Offshore marine service providers are employed by companies that are engaged in the offshore exploration and production of oil and natural gas and related services. Services provided by companies in this industry are performed in numerous locations worldwide. The North Sea, offshore Southeast Asia, offshore West Africa, offshore Middle East, offshore Brazil and the U.S. Gulf of Mexico are each major markets that employ a large number of vessels. Vessel usage is also significant in other international markets, including offshore India, offshore Australia, offshore Trinidad, the Persian Gulf, the Mediterranean Sea, offshore Russia and emerging offshore East Africa. The industry is relatively fragmented with a combination of multi-national and regional competitors.

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

WORLDWIDE FLEET

In addition to the vessels we own, we manage vessels for third-party owners, providing support services ranging from chartering assistance to full operational management. Although these managed vessels provide limited direct financial contribution, the added market presence can provide a competitive advantage for the manager. The number of vessels under management has declined significantly since December 31, 2013. The following table summarizes the overall owned, managed and total fleet changes since December 31, 2013:

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2013	72	7	79
New-Build Program	3	-	3
Vessel Additions	1	-	1
Vessel Dispositions	(4)	(3)	(7)
December 31, 2014	72	4	76
New-Build Program	1	-	1
Vessel Additions	-	-	-
Vessel Dispositions	(1)	(1)	(2)
February 17, 2015	72	3	75

Vessel Classifications

OSVs generally fall into seven functional classifications derived from their primary or predominant operating characteristics or capabilities. However, these classifications are not rigid, and it is not unusual for a vessel to fit into more than one of the categories. These functional classifications are:

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

●

Platform Supply Vessels (“PSVs”) serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other OSVs by their cargo handling capabilities, particularly their large capacity and versatility. PSVs utilize space on deck and below deck and are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs typically range in size from 150 to 300 feet. Large PSVs (“LgPSVs”) generally range from 210 to 300 feet in length, with a few vessels somewhat larger, and are particularly suited for supporting large concentrations of offshore production locations because of their large, clear after deck and below deck capacities. The majority of the LgPSVs we operate function primarily in this classification but are also capable of servicing construction support.

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

●

Specialty Vessels (“SpVs”) generally have special features to meet the requirements of specific jobs. The special features can include large deck spaces, high electrical generating capacities, slow controlled speed and varied propulsion thruster configurations, extra berthing facilities and long-range capabilities. These vessels are primarily used to support floating production storing and offloading; diving operations; remotely operated vehicles; survey operations and seismic data gathering; as well as oil recovery, oil spill response and well stimulation. Some of our owned vessels frequently provide specialty functions.

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

●	Utility Vessels are typically 90 to 150 feet in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions.

The following table summarizes our owned vessel fleet by classification and by region as of February 17, 2015:

Owned Vessels by Classification
	AHTS		PSV		FSV/Crewboat
Region	LgAHTS	SmAHTS	LgPSV	PSV	FSV	Crew	SpV	Total

North Sea	3	-	25	-	-	-	1	29
Southeast Asia	8	4	1	-	-	-	-	13
Americas	-	2	20	4	3	-	1	30
	11	6	46	4	3	-	2	72

Vessel Construction / Acquisitions / Divestitures

In February 2014, we acquired for $30.9 million a vessel that we previously managed in the North Sea. In addition, during the third and fourth quarters of 2014 we sold four older vessels, three from our Southeast Asia region and one from our North Sea region, for combined proceeds of $32.3 million. The sales of these vessels, combined, generated gains on sales of assets of $12.5 million.

In 2011, our Board of Directors approved the initiation of a new-build construction program that eventually included 12 vessels. We began the program in the North Sea region where we contracted with three shipyards to build a total of six PSVs. We then exercised an option with one of the shipyards to build an additional PSV. The original estimated cost of these seven PSVs was $288.0 million. The first four of these vessels were delivered in the third quarter of 2013, a fifth vessel was delivered in the fourth quarter of 2013 and the sixth and seventh vessels were delivered in the first quarter of 2014.

In 2012, we signed agreements with two U.S. shipyards (Thoma-Sea and BAE Systems) contracting the shipyards to build two U.S. flagged PSVs each for the U.S. Gulf of Mexico region. The original estimated total cost of these four PSVs was approximately $168.0 million. The first of these vessels was delivered in the second quarter of 2014, while the second vessel was delivered in January 2015. We expect delivery of the remaining two vessels in the third quarter of 2015 and first quarter of 2016.

Also in 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below. Progress payments were drawn from escrow as they became due. There was $3.7 million remaining in escrow as of December 31, 2014, which was included in long-term assets in the balance sheet as of December 31, 2014, and which was released to Thoma-Sea upon the delivery of the second vessel in January 2015. Funds in the escrow account were invested in U.S. government securities.

In April 2014, we approved the construction of an additional North Sea PSV with an estimated total cost of $60.0 million and an expected delivery date in the first quarter of 2016.

The following tables illustrate the details of the vessels under construction, the vessels added or acquired and vessels disposed of:

Vessels Under Construction as of February 17, 2015
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
BAE Systems	Americas	LgPSV	Q3 2015	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q1 2016	286	10,960	5,300	$48.0
Simek	N. Sea	LgPSV	Q1 2016	304	11,935	4,700	$60.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessel Additions Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Feb-14
Highland Princess	N. Sea	LgPSV	2014	246	7,482	3,116	Mar-14
Polaris	Americas	LgPSV	2014	272	9,849	3,580	Apr-14
Regulus	Americas	LgPSV	2015	272	9,849	3,580	Jan-15

Vessels Acquired Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired

Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	Feb-14

Vessels Disposed of Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Highland Piper	SEA	LgPSV	1996	221	5,450	3,115	Jul-14
Highland Legend	SEA	PSV	1986	194	3,600	1,442	Sep-14
Highland Guide	SEA	LgPSV	1999	218	4,640	2,800	Nov-14
North Vanguard	N. Sea	LgPSV	1990	265	6,600	4,000	Nov-14
North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Jan-15

(1) LgPSV - Large Platform Supply Vessel
PSV - Platform Supply Vessel
(2)BHP - Brake Horsepower
(3)DWT - Deadweight Tons

In addition to the vessel activity presented in the tables above, in our Americas segment, we have implemented a program to lengthen certain vessels to increase their marketing value in the U.S. Gulf of Mexico market. We generally time the lengthening, or enhancement, process to coincide with the vessel’s scheduled drydock.

Maintenance of Our Vessels and Drydocking Obligations

In addition to repairs, we are required to make expenditures for the certification and maintenance of our vessels, and those expenditures typically increase with age. The demands of the market, the expiration of existing contracts, the start of new contracts, and customer preferences influence the timing of drydocks. Our drydocking expenditures for 23 drydocks in 2014 totaled $24.8 million. We anticipate approximately $23.4 million expenditures in 2015 for 26 drydocks.

Vessel Listing

Currently, we operate a fleet of 75 vessels. Of these vessels, 72 are owned by us (see table below, which excludes the three vessels we manage for other owners):

Owned Vessel Fleet
Vessel	Region	Type (1)	Year Built	Length (feet)	BHP(2)	DWT (3)	Flag

Highland Star	N. Sea	LgPSV	1991	268	6,600	3,075	UK
Highland Trader	N. Sea	LgPSV	1996	220	5,450	3,115	UK
Highland Challenger	N. Sea	LgPSV	1997	220	5,450	3,115	UK
Highland Rover(4)	N. Sea	LgPSV	1998	236	5,450	3,200	Malta
North Stream	N. Sea	LgPSV	1998	276	9,600	4,585	Norway
Highland Spirit	N. Sea	SpV	1998	202	6,000	1,620	UK
Highland Fortress	N. Sea	LgPSV	2001	236	5,450	3,200	Malta
Highland Bugler	N. Sea	LgPSV	2002	220	5,450	2,986	UK
Highland Navigator	N. Sea	LgPSV	2002	276	9,600	4,510	Malta
North Mariner	N. Sea	LgPSV	2002	276	9,600	4,400	Norway
Highland Courage	N. Sea	LgAHTS	2002	262	16,320	2,750	Malta
Highland Citadel	N. Sea	LgPSV	2003	236	5,450	3,280	UK
Highland Eagle	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Monarch	N. Sea	LgPSV	2003	220	5,450	3,000	UK
Highland Valour	N. Sea	LgAHTS	2003	262	16,320	2,750	Malta
Highland Endurance	N. Sea	LgAHTS	2003	262	16,320	2,750	UK
Highland Laird	N. Sea	LgPSV	2006	236	7,482	3,102	UK
Highland Prestige	N. Sea	LgPSV	2007	284	10,767	4,993	UK
North Promise	N. Sea	LgPSV	2007	284	10,767	4,993	Norway
Highland Prince	N. Sea	LgPSV	2009	284	10,738	4,826	UK
North Purpose	N. Sea	LgPSV	2010	284	10,738	4,836	Norway
Highland Duke	N. Sea	LgPSV	2012	246	7,482	3,121	UK
North Pomor	N. Sea	LgPSV	2013	304	11,465	5,000	Norway
Highland Defender	N. Sea	LgPSV	2013	286	9,598	5,100	UK
Highland Chieftain	N. Sea	LgPSV	2013	260	9,598	4,000	UK
Highland Guardian	N. Sea	LgPSV	2013	286	9,598	5,100	UK
Highland Knight	N. Sea	LgPSV	2013	246	7,482	3,116	UK
North Cruys	N. Sea	LgPSV	2014	304	11,465	5,000	Norway
Highland Princess	N. Sea	LgPSV	2014	246	7,482	3,081	UK

Highland Drummer	SEA	LgPSV	1997	220	5,450	3,122	Panama
Sea Intrepid	SEA	SmAHTS	2005	193	5,150	1,500	Panama
Sea Guardian	SEA	SmAHTS	2006	193	5,150	1,500	Panama
Sea Sovereign	SEA	SmAHTS	2006	230	5,500	1,875	Panama
Sea Cheyenne	SEA	LgAHTS	2007	250	10,760	2,700	Panama
Sea Supporter	SEA	SmAHTS	2007	230	7,954	2,605	Panama
Sea Apache	SEA	LgAHTS	2008	250	10,760	2,700	Panama
Sea Choctaw	SEA	LgAHTS	2008	250	10,760	2,700	Panama
Sea Kiowa	SEA	LgAHTS	2008	250	10,760	2,700	Panama
Sea Cherokee	SEA	LgAHTS	2009	250	10,700	2,700	Panama
Sea Comanche	SEA	LgAHTS	2009	250	10,760	2,700	Panama
Sea Valiant	SEA	LgAHTS	2010	230	10,000	2,058	Labuan
Sea Victor	SEA	LgAHTS	2010	230	10,000	2,058	Labuan

Owned Vessel Fleet
Vessel	Region	Type (1)	Year Built	Length (feet)	BHP (2)	DWT (3)	Flag

Highland Scout	Americas	LgPSV	1999	218	4,640	2,800	Panama
Austral Abrolhos(5)	Americas	SpV	2004	215	7,100	2,000	Brazil
Orleans	Americas	LgPSV	2004	252	6,342	2,929	USA
Bourbon	Americas	LgPSV	2004	252	6,342	2,929	USA
Royal	Americas	LgPSV	2004	252	6,342	2,929	USA
Chartres	Americas	LgPSV	2004	252	6,342	2,929	USA
Iberville	Americas	LgPSV	2005	252	6,342	2,929	USA
Coloso	Americas	SmAHTS	2005	199	5,916	1,645	Mexico
Titan	Americas	SmAHTS	2005	199	5,916	1,645	Mexico
Bienville	Americas	LgPSV	2005	210	6,342	2,374	USA
Conti	Americas	LgPSV	2005	210	6,342	2,374	USA
St. Louis	Americas	LgPSV	2005	252	6,342	2,929	USA
Toulouse	Americas	LgPSV	2004	252	6,342	2,929	USA
Esplanade	Americas	LgPSV	2005	252	6,342	2,929	USA
First and Ten	Americas	PSV	2007	190	3,894	1,686	USA
Double Eagle	Americas	PSV	2007	190	3,894	1,686	USA
Triple Play	Americas	PSV	2007	190	3,894	1,686	USA
Grand Slam	Americas	LgPSV	2008	224	3,894	2,129	USA
Mako	Americas	FSV	2008	181	7,200	552	USA
Slam Dunk	Americas	LgPSV	2008	224	3,894	2,129	USA
Touchdown	Americas	LgPSV	2008	224	3,894	2,129	USA
Hat Trick	Americas	PSV	2008	190	3,894	1,686	USA
Jermaine Gibson	Americas	LgPSV	2008	224	3,894	2,129	USA
Homerun	Americas	LgPSV	2008	224	3,894	2,129	USA
Knockout	Americas	LgPSV	2008	224	3,894	2,129	USA
Hammerhead	Americas	FSV	2008	181	7,200	552	USA
Tiger	Americas	FSV	2009	181	7,200	552	USA
Thomas Wainwright	Americas	LgPSV	2010	242	4,200	2,448	USA
Polaris	Americas	LgPSV	2014	272	9,849	3,523	USA
Regulus	Americas	LgPSV	2015	272	9,849	3,523	USA

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

OPERATING SEGMENTS

The North Sea Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2013	28	7	35
New-Build Program	2	-	2
Vessel Additions	1	-	1
Vessel Dispositions	(1)	(3)	(4)
December 31, 2014	30	4	34
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	(1)	(1)	(2)
February 17, 2015	29	3	32

Market and Segment Overview

We define the North Sea market as offshore Norway, Great Britain, the Netherlands, Denmark, Germany, Ireland, the Faeroes Islands, Greenland and the Barents Sea. Historically, this has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and some long sailing distances. Exploration and production operators in the North Sea market have typically been large and well-capitalized entities (such as major and state-owned oil and natural gas companies) in large part because of the significant financial commitment required. However, in recent years, a number of independent operators have established operations in the region, thus diversifying the customer base. Projects in the North Sea tend to be large in scope with long planning horizons. As a result, vessel demand in the North Sea has historically been more stable and less susceptible to abrupt swings than in other regions.

The North Sea market can be broadly divided into three service segments: exploration support; production platform support; and field development and construction (which includes subsea services). The exploration support services market represents the primary demand for AHTSs and has historically been the most volatile segment of the North Sea market. While PSVs support the exploration segment, they also support the production platform and field development and construction segments, which generally are not affected significantly by the volatility in demand for the AHTSs. Our North Sea-based fleet is oriented toward supply vessels that work in the more stable segments of the market: production platform support and field development and construction.

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

Market Development

Vessel demand in the North Sea is directly related to drilling and development activities in the region, construction work required in support of these activities, as well as demands outside of the region that draw vessels to other international markets. Geopolitical events, the demand for oil and natural gas in both mature and emerging countries, commodity prices and a host of other factors will influence the expenditures of both independent and major oil and gas companies.

Exploration and development spending in the North Sea region decreased during 2014 as oil prices experienced significant declines. The significant decrease in commodity prices in 2014 and 2015 is forecasted to affect what has previously been high activity in North Sea. Although significant spending is expected, it will not increase in 2015 as operators look to make cost savings to sustain operations. North Sea rig utilization is currently 80.2% compared to 95.3% for the same period last year. If rig contracts are delayed or suspended, it will directly impact vessel demand in the region. Although the North Sea rig count is set to decrease in 2015, increases are expected in 2016 and 2017 and there are several large field developments in the United Kingdom (“UK”) and Norwegian sectors that are ongoing. This development, combined with drilling in remote northerly areas such as the Barents Sea, Kara Sea and offshore Greenland, will drive demand in the North Sea region in the coming years.

The Southeast Asia Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2013	16	-	16
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	(3)	-	(3)
December 31, 2014	13	-	13
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
February 17, 2015	13	-	13

Market and Segment Overview

The Southeast Asia market is defined as offshore Asia bounded roughly on the west by the Indian subcontinent and on the north by China, then south to Australia and east to the Pacific Islands. This market includes offshore Brunei, Cambodia, Indonesia, Malaysia, Myanmar, the Philippines, Singapore, Thailand, Australia, New Zealand, Bangladesh, Timor-Leste, Papua New Guinea and Vietnam. Traditionally, the design requirements for vessels in this market were generally similar to the requirements of the shallow water U.S. Gulf of Mexico. However, advanced exploration technology and rapid growth in energy demand among many Pacific Rim countries have led to more remote drilling locations, which has increased both the overall demand and the technical requirements for vessels. All vessels based out of the region are supported through our primary onshore base in Singapore.

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

 Market Development

Vessels in this market are often smaller than those operating in areas such as the North Sea. However, the varying weather conditions, annual monsoons, severe typhoons and long distances between supply centers in Southeast Asia have allowed for a variety of vessel designs to compete, each suited for a particular set of operating parameters. Vessels designed for the U.S. Gulf of Mexico and other areas, where moderate weather conditions prevail, historically made up the bulk of the vessels in the Southeast Asia market. However over the last 10 years the ascent of Southeast Asian shipyards and Chinese shipyards focusing on offshore vessel construction has reversed this trend. Client demand for larger, newer and higher specification vessels has developed in the region where deepwater projects occur or where oil and natural gas companies employ larger fleets of vessels.

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

The Southeast Asia resource basin consists predominately of shallow water mature fields where a reasonable amount of production drilling is expected to continue throughout 2015. While operators, both national oil companies and independent operators, have pressure to reduce their costs in light of the recent decline in oil prices, we expect softening of day rates of 10-15% to prevail over reductions in utilization. We also expect there will be significant slippage on new deliveries of PSV’s entering the market and a number of cancelations, reducing the impact of potential over supply. Many of the producing nations in the SEA region are net importers of oil, while Asian GDP continues to grow (ADB forecasts an increase of 6.1% in 2015), it is expected that the national oil companies will continue to be active in the shallow water low cost operations, supporting rig and vessel demand though 2015 and the future.

The Americas Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2013	28	-	28
New-Build Program	1	-	1
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
December 31, 2014	29	-	29
New-Build Program	1	-	1
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
February 17, 2015	30	-	30

Market and Segment Overview

We define the Americas market as offshore North, Central and South America, specifically including the United States, Mexico, Trinidad and Brazil. All vessels based in the Americas are supported from our onshore bases in the United States, Mexico, Trinidad, and Brazil.

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

At the end of 2014 there were 54 “floater” rigs (semi-submersibles and drillships) supporting deepwater drilling in the U.S. Gulf of Mexico. The deepwater rig count is expected to increase by approximately 10 drilling rigs during the next two years.

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

We currently operate 19 vessels in the U.S. Gulf of Mexico under contracts of various lengths.

Brazil

The Brazilian government presently permits private investment in the petroleum business and the early bid rounds for certain offshore concessions resulted in extensive commitments by major international oil companies and a consortia of independent companies, many of whom have explored and are likely to continue to explore offshore blocks awarded in the lease sales. This has created a demand for deepwater AHTSs and PSVs in support of the drilling and exploration activities that has been met primarily through mobilization of vessels from other regions. Petrobras, the Brazilian national oil company, as well as several international independent companies, continue to expand operations and announce discoveries. This expansion has created additional demand for OSVs in the area. Recent political developments in Brazil have increased regulatory uncertainty, resulting in increased costs and regulatory challenges. Looking forward, we expect continued growth in Brazil and we will continue to evaluate future work in the area while being selective in bidding OSV opportunities as they develop.

We currently operate six vessels in Brazil under long term contracts, including a Brazilian-built and flagged vessel. We have four PSVs, one LgPSV and one SpV operating in the area under contracts of varying lengths.

Mexico

Since 2005, we have operated two Mexican flagged SmAHTSs in Mexico. At December 31, 2014 one was on a long-term contract with Pemex, Mexico’s national oil company, the second was on a short-term contract with a drilling contractor. We also have had a U.S. flagged FSV under contract with Pemex since 2013. During the past four years, we have moved various vessels into and out of the area from the U.S. Gulf of Mexico. In December 2013, Mexico’s Congress approved a constitutional reform that will allow private investment in Mexico’s energy sector. Following implementation of the reform, we anticipate Mexico to be a growing market for expanded deepwater activity. We will continue to actively bid into the area when opportunities arise.

Trinidad

In Trinidad, we currently have two LgAHTSs, one LgPSV and one FSV on term charters. Over the past three years we mobilized several vessels between Trinidad and the U.S. Gulf of Mexico and the North Sea. Given recent licensing and exploration activity in nearby locations, including Suriname and Guyana, we anticipate OSVs operating in Trinidad for the foreseeable future.

Please refer to Note 12 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 for segment and geographical revenue data during our last three fiscal years.

OTHER

Seasonality

Operations in the North Sea are generally at their highest levels from April through August and at their lowest levels from December through February primarily due to lower construction activity and harsh weather conditions affecting the movement of drilling rigs and deliveries to offshore platforms. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The monsoon season for a specific Southeast Asian location is generally about two months. Activity in the U.S. Gulf of Mexico is often lower during the North Atlantic hurricane season of June through November. Operations in any market may, however, be affected by seasonality often related to unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased drilling and development activities.

Fleet Availability

A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract and revenue backlog as of February 16, 2015 and February 25, 2014:

	As of February 16, 2015		As of February 24, 2014
	2015	2016	2014	2015
	Vessel Days	Vessel Days	Vessel Days	Vessel Days
North Sea	53%	25%	68%	31%
Southeast Asia	37%	13%	36%	2%
Americas	34%	10%	47%	19%
Overall Fleet	42%	17%	53%	20%

Revenue backlog (in thousands)	$451,186		$546,944

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

Customers, Contract Terms and Competition

Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and natural gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and natural gas companies and foreign government organizations. Generally, our contracts are industry standard time charters for periods ranging from a few days or months up to ten years. Contract terms vary and often are similar within geographic regions with certain contracts containing cancellation provisions and others containing non-cancellable provisions except for unsatisfactory performance by the vessel. For the year ended December 31, 2014, we had revenue from Anadarko Petroleum Corporation and BP in our Americas and North Sea regions totaling $88.7 million and $50.8 million, respectively, that each accounted for 10% or more of our total consolidated revenue. For the year ended December 31, 2013 we had revenue from Anadarko Petroleum Corporation and BP in our Americas and North Sea regions totaling $64.6 million and $60.7 million, respectively, that each accounted for 10% or more of our total consolidated revenue. For the year ended December 31, 2012, we had revenue from Anadarko Petroleum Corporation and Chevron Corporation primarily in our Americas region, totaling $44.4 million and $42.0 million, respectively, that each accounted for 10% or more of our total consolidated revenue.

Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea region, multi-year charters have been more common and constitute a significant portion of that market. Term charters in the Southeast Asia region have historically been less common than in the North Sea and generally have terms of less than two years. In addition, charters for vessels in support of floating production are typically life of field or “full production horizon” charters. In the Americas, particularly in the U.S. Gulf of Mexico, charters vary in length from short-term to multi-year periods, many with thirty day cancellation clauses. In Brazil, Mexico and Trinidad contracts are generally multi-year term contracts with limited cancellation provisions. We also have other contracts containing non-cancelable provisions except for unsatisfactory vessel performance. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to provide services to a particular customer.

Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees consist of a fixed annual management fee plus a monthly percentage of the charterhire day rate. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Currently, we have three vessels under management.

Substantially all of our charters are fixed in British Pounds, or GBP; Norwegian Kroner, or NOK; Euros; U.S. Dollars; or Brazilian Reais, or BRL. We attempt to reduce currency risk by matching each vessel’s contract revenue to the currency in which its operating expenses are incurred.

We have numerous mid-size and large competitors in the North Sea, Southeast Asia and Americas markets, some of which have significantly greater financial resources than we have. We compete principally on the basis of suitability of equipment, price and service. In the Americas region, we benefit from the provisions of the Jones Act which limits vessels that can operate in the U.S. Gulf of Mexico to those with U.S. ownership. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies.

Government and Environmental Regulation

We must comply with extensive government regulation in the form of international conventions, federal, state and local laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, vessel and port security, and the manning, construction, ownership and operation of vessels. Our operations are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board and the United States Custom and Border Protection (CBP), and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping and Det Norske Veritas. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, while the CBP is authorized to inspect vessels at will. We believe that we are in compliance, in all material respects, with all applicable laws and regulations.

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

Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, analogous state agencies, and, in certain instances, citizens’ groups, have the power to enforce compliance with these laws and regulations and the permits issued under them. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Environmental laws and regulations may change in ways that substantially increase costs, or impose additional requirements or restrictions which could adversely affect our financial condition and results of operations. We believe that we are in substantial compliance with currently applicable environmental laws and regulations, but failure to comply could have material adverse consequences. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. As such, there can be no assurance that material cost and liabilities related to compliance with environmental laws and regulations will not be incurred in the future.

International Safety Management Code

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

MARPOL

The International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978, or MARPOL, is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental causes. It has been updated by amendments through the years and is implemented in the United States by the Act to Prevent Pollution from Ships. MARPOL has six specific annexes; Annex I governs oil pollution, Annex V governs garbage pollution, and Annex VI governs air pollution.

MARPOL Annex VI, which addresses air emissions from vessels, requires the use of low sulfur fuel worldwide in both auxiliary and main propulsion diesel engines on ships. Annex VI also specifies requirements for Emission Control Areas, or ECAs, with stricter limitations on sulfur emissions in these areas. Ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA and the North American ECA are required to use fuel with a sulfur content of no more than 1% or use alternative emission reduction methods rather than the current 3.5% global limit. From January 2015 and thereafter, the fuel sulfur content limit in ECAs will be further reduced to 0.1%. The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% on and after January 2020. We may incur additional compliance costs as part of our efforts to comply with Annex VI and other provisions of MARPOL. In addition, we could face fines and penalties for failure to meet requirements imposed by MARPOL and similar laws related to the operation of our vessels.

The Clean Water Act

The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The CWA also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge. Many states have laws that are analogous to the CWA and also require remediation of accidental releases of petroleum in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. We maintain response plans as required by the Clean Water Act to address potential oil and fuel spills from either our vessels or our shore-based facilities.

In addition, the CWA established the National Pollutant Discharge Elimination System, or NPDES permitting program, which governs discharges of pollutants into navigable waters of the United States from point sources, such as vessels operating in the navigable waters. Pursuant to the NPDES permitting program, the EPA issued a Vessel General Permit, or VGP. The EPA implemented the Phase II VGP Regime (“2013 VGP”) beginning in December 2013, which covers 27 types of discharges. The 2013 VGP applies to U.S. and foreign-flag commercial vessels that are at least 79 feet in length, and therefore applies to our vessels. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges, including ballast water, that occur normally in the operation of a vessel. In addition, the 2013 VGP requires vessel owners and operators to implement various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. The purpose of these limitations is to reduce the number of living organisms discharged via ballast water into waters regulated by the 2013 VGP. The 2013 VGP also contains requirements for oil-to-sea interfaces, which seeks to improve environmental protection of U.S. waters, by requiring all vessels to use an Environmentally Acceptable Lubricant in all oil-to-sea interfaces, unless not technically feasible. These regulations may increase the costs of compliance for our operations. In addition, failure to comply with the requirements of the 2013 VGP and other provisions of the CWA could result in the imposition of substantial fines and penalties.

The Oil Pollution Act

The Oil Pollution Act of 1990, or OPA, establishes a comprehensive regulatory and liability regime designed to increase pollution prevention, ensure better spill response capability, increase liability for oil spills, and facilitate prompt compensation for cleanup and damages. OPA is applicable to owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the navigable waters of the United States (generally three nautical miles from the coastline) and the 200 nautical mile exclusive economic zone of the United States. Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless it is subsequently determined by the Coast Guard or a court of competent jurisdiction that the spill results solely from the act or omission of a third party, an act of God or an act of war) for removal costs and damages arising from discharges or threatened discharges of oil from their vessels up to their limits of liability, unless the limits are broken as described below. “Damages” are defined broadly under OPA to include:

●	natural resources damages and the costs of assessment thereof;
●	damages for injury to, or economic losses resulting from the destruction of, real or personal property;
●	the net loss of taxes, royalties, rents, fees and profits by the United States government, and any state or political subdivision thereof;
●	lost profits or impairment of earning capacity due to property or natural resources damage;
●	the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and
●	the loss of subsistence use of natural resources.

OPA limits the liability of responsible parties for discharges from non-tank vessels to $1,000 per gross ton or $854,400, whichever is greater. In August 2014, the U.S. Coast Guard proposed to raise this limit to $1,100 per gross ton or $924,500, whichever is greater. OPA’s liability limits do not apply: (1) if an incident was proximately caused by violation of applicable federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct; or (2) if the responsible party fails or refuses to report the incident, fails to provide reasonable cooperation and assistance requested by a responsible official in connection with oil removal activities, or without sufficient cause fails to comply with an order issued under OPA. If an oil discharge or substantial threat of discharge were to occur, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

Hazardous Wastes and Substances

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as “CERCLA” or “Superfund,” and similar laws, impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response costs, as well as natural resource damages. CERCLA also imposes liability similar to OPA and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited. We could be held liable for releases of hazardous substances that resulted from operations by third parties not under our control or for releases associated with practices performed by us or others that were standard in the industry at the time. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

The Resource Conservation and Recovery Act, RCRA, regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe disposal of wastes. We generate non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in all material respects in compliance with the RCRA and analogous state statutes.

Insurance

We review our insurance coverages annually. In particular, we assess our coverage levels and limits for possible marine liabilities, including pollution, personal injury or death, and property damage. Our most recent review did not result in any substantial adjustments to our coverages or limits, although we did increase our deductibles in 2014 to better manage our premium costs.

Litigation

We are not a party to any material pending regulatory litigation or other proceeding and we are unaware of any threatened litigation or proceeding, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

Employees

We have approximately 1,800 employees located principally in the United States, the United Kingdom, Norway, Southeast Asia, and Brazil. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for approximately 1,000 contract crew members, approximately 54% of our labor force, who are members of two North Sea unions and six Brazil unions, under evergreen employment agreements. Wages are renegotiated annually in the second half of each year for the North Sea unions. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of those collective bargaining agreements. Relations with our employees are considered satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

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

Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

●	prevailing oil and natural gas prices;
●	expectations about future prices and price volatility;
●	cost of exploring for, producing and delivering oil and natural gas;
●	sale and expiration dates of available offshore leases;
●	demand for petroleum products;
●	current availability of oil and natural gas resources;
●	rate of discovery of new oil and natural gas reserves in offshore areas;
●	local and international political, environmental and economic conditions;
●	changes in laws and regulations;
●	technological advances; and
●	ability of oil and natural gas companies to obtain leases and permits, or obtain funds for capital.

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

The recent decline in the price of oil has impacted the operational plans for many of the major oil companies and consequently has affected the drilling and support services sector. If rig contracts are delayed or suspended in any of the regions where we operate, it will directly impact vessel demand in the region. In early 2015, we have experienced a negative impact on day rates and utilization, but cannot predict the length or severity of the decline.

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

In the last ten years, construction of vessels of the types we operate has increased. Significant new OSV construction and upgrades of existing OSVs could intensify price competition. The resulting increases in OSV supply could be sufficient to depress OSV utilization and intensify price competition from both existing competitors, as well as new entrants into the offshore vessel supply market. As of the date of this report, not all of the vessels currently under construction have been contracted for future work, which may further intensify price competition as scheduled delivery dates occur. Such price competition could reduce day rates, utilization rates and operating margins, which would adversely affect our financial condition and results of operations.

Government regulation and environmental risks can reduce our business opportunities, increase our costs, and adversely affect the manner or feasibility of doing business.

We and our customers are subject to extensive governmental regulation in the form of international conventions, federal, state and local laws and laws and regulations in jurisdictions where our vessels operate and are registered. The risks of incurring substantial compliance costs, liabilities and penalties for noncompliance are inherent in offshore marine services operations. Compliance with the Jones Act, as well as with environmental, occupational, health and safety, and vessel and port security laws can reduce our business opportunities and increase our costs of doing business. Additionally, these laws change frequently. Therefore, we are unable to predict with certainty the future costs or other future impact of these laws on our operations and our customers. We could also incur substantial costs, including cleanup costs, fines, civil or criminal sanctions and third party claims for property damage or personal injury as a result of violations of, or liabilities under, environmental laws and regulations. In addition, there can be no assurance that we can avoid significant costs, liabilities and penalties imposed on us as a result of government regulation in the future.

Failure to comply with the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws may have an adverse effect on us.

Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. We do business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary. In order to effectively operate in certain foreign jurisdictions, circumstances may require that we establish joint ventures with local operators or find strategic partners. As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have an ongoing program of proactive procedures to promote compliance with the FCPA and other similar anti-bribery and anti-corruption laws, but we may be held liable for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subjected to the FCPA or other similar laws.  Our personnel and intermediaries, including our local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future.  As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees or intermediaries, even if such parties are not always subject to our control or are not themselves subject to the FCPA or other similar laws to which we may be subject. Any allegation that we have violated the FCPA or other similar laws or any determination that we have violated the FCPA or other similar laws could have a material adverse effect on our business, results of operations, and cash flows.

We are subject to hazards customary for the operation of vessels that could adversely affect our financial performance if we are not adequately insured or indemnified.

Our operations are subject to various operating hazards and risks, including:

●	catastrophic marine disaster;
●	adverse sea and weather conditions;
●	mechanical failure;
●	navigation errors;
●	collision;
●	oil and hazardous substance spills, containment and clean up;
●	labor shortages and strikes;
●	damage to and loss of drilling rigs and production facilities; and
●	war, sabotage, piracy , cyber-attack and terrorism risks.

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

We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.  If our capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, discontinue dividend payments and/or stock repurchase plans, or sell assets, seek additional capital or restructure or refinance our indebtedness.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. Our facilities agreements and the indenture governing our 6.375% senior notes due 2022 restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

We derive a substantial portion of our revenue from foreign sources. We therefore face risks inherent in conducting business internationally, such as:

●	foreign currency exchange fluctuations;
●	legal and governmental regulatory requirements;
●	difficulties and costs of staffing and managing international operations;
●	language and cultural differences;
●	potential vessel seizure or nationalization of assets;
●	import-export quotas or other trade barriers;
●	difficulties in collecting accounts receivable and longer collection periods;
●	political and economic instability;
●	changes to shipping tax regimes;
●	risk arising from counterparty conduct:
●	imposition of currency exchange controls; and
●	potentially adverse tax consequences.

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

Our tax expense and effective tax rate on our worldwide earnings could be higher should there be changes in tax legislation in countries where we operate, should we lose our tonnage tax qualifications or tax exemptions, should we increase our operations in high tax jurisdictions where we operate, should there be changes in the mix of income and losses we recognize in tax jurisdictions and/or should we elect to repatriate cash from our foreign operations in amounts higher than recent years.

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

For example, our North Sea operations based in the U.K. and Norway have special tax incentives for qualified shipping operations, commonly referred to as tonnage tax, which provides for a tax based on the net tonnage capacity of qualified vessels, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. There is no guarantee that current tonnage tax regimes will not be changed or modified which could, along with any of the above mentioned factors, materially adversely affect our international operations and, consequently, our business, operating results and financial condition. Our U.K. and Norway tonnage tax companies are subject to specific disqualification triggers, which, if we fail to manage them, could jeopardize our qualified tonnage tax status in those countries. Certain of the disqualification events or actions are coupled with one or more opportunities to cure or otherwise maintain the tonnage tax qualification but not all are curable. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017, but there is no guarantee that extensions will be granted. The qualified Singapore vessels are also subject to specific qualification requirements which if not met could jeopardize our qualified status in Singapore.

In addition, our worldwide operations may change in the future such that the mix of our income and losses recognized in the various jurisdictions could change. Any such changes could reduce our ability to utilize tax benefits, such as foreign tax credits, and could result in an increase in our effective tax rate and tax expense.

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

We are exposed to foreign currency exchange rate fluctuations and exchange rate risks as a result of our foreign operations and when we construct vessels abroad. To minimize the financial impact of these risks, we attempt to match the currency of our debt and operating costs with the currency of the revenue streams. We occasionally enter into forward foreign exchange contracts to hedge specific exposures, which include exposures related to firm contractual commitments in the form of future vessel payments, but we do not speculate in foreign currencies. Because we conduct a large portion of our operations in foreign currencies, any increase in the value of the U.S. Dollar in relation to the value of applicable foreign currencies could potentially adversely affect our operating revenue or construction costs when translated into U.S Dollars.

Doing business through joint venture operations.

   We operate in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows.

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

We are subject to war, sabotage, piracy, cyber-attacks and terrorism risk.

War, sabotage, pirate, cyber and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, a cyber-attack or an act of piracy or terror. War or risk of war may also have an adverse effect on the economy. Insurance coverage can be difficult to obtain in areas of pirate and terrorist attacks resulting in increased costs that could continue to increase. We continually evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, cyber-attacks or terrorism could also affect our ability to raise capital and could also adversely affect the oil, natural gas and power industries and restrict their future growth.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may adversely affect our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions.  If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected.  Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems.  In addition, dependence upon automated systems may further increase the risk operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business.  We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks.  Any cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business.  In addition, cyber-attacks on our customer and employee data may result in a financial loss and may negatively impact our reputation.  Third-party systems on which we rely could also suffer operational system failure.  Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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

Our Class A common stock is subject to certain transfer and ownership restrictions designed to protect our eligibility to engage in Coastwise Trade, including restrictions that limit the maximum permitted percentage of outstanding shares of Class A common stock that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum of 22 percent (collectively, the “Maritime Restrictions”). These Maritime Restrictions:

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

There is a concern that emissions of greenhouse gases (“GHG”), such as carbon dioxide and methane, alter the composition of the global atmosphere in ways that affect the global climate. Climate change, including the impact of global warming, may create physical and financial risk for organizations whose operations are affected by the climate. Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition and results of operations.

Financial risks relating to climate change are likely to arise from increasing regulation of GHG emissions, as compliance with any new rules could be difficult and costly. For example, from time to time legislation has been proposed in the U.S. Congress to reduce GHG emissions. In addition, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions. Depending on the outcome of these or other regulatory initiatives, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the relevant limitations. Our vessels also operate in foreign jurisdictions that are addressing climate changes by legislation or regulation. Unless and until legislation or regulations are enacted and their terms are finalized, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. In addition, any GHG related legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.

Prior events in the U.S. Gulf of Mexico have adversely impacted and are likely to continue to adversely impact our operations and financial condition.

In the aftermath of the Macondo Incident, a rig explosion and fire and subsequent oil spill, in the Gulf of Mexico in April 2010, regulatory agencies with jurisdiction over oil and gas exploration adopted numerous new regulations and operating procedures.  If the new regulations, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant increased financial burden on the drilling projects in the U.S. Gulf of Mexico, drillships and other floating rigs could depart the U.S. Gulf of Mexico for other potentially more profitable regions, which would likely affect the demand for our equipment and services.  In addition, government agencies could issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico that could disrupt or delay drilling operations, increase the cost of drilling operations or reduce the area of operations available for drilling.  All of these uncertainties, including such announced and potential changes in laws and regulations, the cost or availability of insurance and the decisions by customers, governmental agencies or other industry participants could result in a reduced demand for our equipment and services or increase our cost of operations, which could have an adverse effect on our business.  We cannot reasonably or reliably estimate to what extent any of the foregoing changes will occur, when they will occur, or how severely they will impact us.

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

NOT APPLICABLE

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GLF”. The following table sets forth the range of high and low sales prices for our common stock and the amount of cash dividends per share declared per share for the periods indicated:

	2014			2013
	High	Low	Dividend	High	Low	Dividend
Quarter ended March 31,	$50.31	$39.48	$0.25	$39.67	$32.98	$0.25
Quarter ended June 30,	$46.73	$42.70	$0.25	$46.33	$35.68	$0.25
Quarter ended September 30,	$44.72	$31.35	$0.25	$51.73	$45.50	$0.25
Quarter ended December 31,	$32.84	$19.76	$0.25	$53.34	$44.07	$0.25

For the period from January 1, 2015 through February 13, 2015, the range of low and high closing prices of our common stock was $18.74 to $24.80, respectively. On February 13, 2015, the closing sale price of our Class A common stock as reported by the NYSE was $19.25 per share and there were 444 stockholders of record.

Issuer Repurchases of Equity Securities

   On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Class A Common Stock. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, or in privately negotiated transactions, all in accordance with SEC and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. In February 2015, we entered into an amendment to revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases.

 In late 2012 and early 2013, we paid $13.3 million to repurchase 373,619 shares of our common stock. In 2014, we paid $57.7 million to repurchase 1,883,648 shares under our stock repurchase program. The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the year ended December 31, 2014 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	-	-	-	$86,745
February 1 - 28	-	-	-	$86,745
March 1 - 31	-	-	-	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	77,700	$39.05	451,319	$83,711
September 1 - 30	186,654	$35.48	637,973	$77,088
October 1 - 31	1,015,537	$29.43	1,653,510	$47,201
November 1 - 30	603,757	$29.98	2,257,267	$29,100
December 1 - 31	-	-	2,257,267	$29,100

Dividend Program

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2014	2013
Dividends Declared (in thousands)	$26,214	$26,447
Dividend per share	$1.00	$1.00

Prior to December 2012, we had not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture governing our senior notes, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” and Note 5 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data,” we may be restricted from declaring or paying any future dividends. Our dividend policy is reviewed by our Board of Directors at such times as are appropriate in light of operating conditions, dividend restrictions of subsidiaries and investors or lenders, financial requirements, general business conditions and other factors.

In February 2015, our Board of Directors resolved to suspend the dividend payments indefinitely. Also in February 2015, we entered into amendments to our revolving credit agreements that reduced the requirements under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases.

Equity incentive plan information required by this item may be found in Note 8 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data,” herein.

Performance Graph

The following performance graph and table compare the cumulative return on our common stock to the Dow Jones Total Market Index and the Dow Jones Oilfield Equipment and Services Index for the periods indicated. The graph assumes (i) the reinvestment of dividends, if any, and (ii) the value of the investment of our common stock and each index have been $100 at December 31, 2009.

	2009	2010	2011	2012	2013	2014
GulfMark Offshore, Inc.	100	106	144	117	166	93
Dow Jones Total Market Index	100	115	115	132	171	195
Dow Jones Oilfield Equipment and Services Index	100	123	108	105	131	110

ITEM 6. Selected Consolidated Financial Data

The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part II, Item 7.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share amounts)
Operating Data:
Revenue	$495,769	$454,604	$389,205	$381,870	$359,766
Direct operating expenses	236,244	217,422	198,187	182,585	170,638
Drydock expense	24,840	24,094	33,280	15,932	22,182
General and administrative expenses	62,728	54,527	54,600	45,495	44,029
Depreciation and amortization	75,336	63,955	59,722	59,586	56,959
Impairment charge	8,995	-	1,152	1,750	97,665
Gain on sale of assets and other	(14,039)	(5,870)	(8,741)	(2,018)	(5,095)
Operating income (loss)	101,665	100,476	51,005	78,540	(26,612)
Interest expense	(29,332)	(23,821)	(23,244)	(22,314)	(21,693)
Interest income	307	202	338	748	985
Loss on extinguishment of debt	-	-	(4,378)	-	-
Foreign currency gain (loss) and other	(995)	(1,289)	(1,779)	(2,346)	(126)
Income tax (provision) benefit (a)	(9,270)	(4,962)	(2,669)	(4,694)	12,701

Net income (loss)	$62,375	$70,606	$19,273	$49,934	$(34,745)
Amounts per common share (basic) (b):
Net income (loss)	$2.39	$2.70	$0.73	$1.92	$(1.36)
Weighted average common shares (basic)	26,097	26,175	26,208	25,828	25,519
Amounts per common share (diluted) (b):
Net income (loss)	$2.39	$2.70	$0.73	$1.91	$(1.36)
Weighted average common shares (diluted)	26,097	26,185	26,228	25,962	25,519
Statement of Cash Flows Data:
Cash provided by operating activities	$153,848	$126,702	$102,736	$97,471	$91,574
Cash used in investing activities	(121,104)	(210,069)	(198,764)	(49,408)	(53,857)
Cash provided by (used in) financing activities	(40,024)	(39,598)	150,604	(16,231)	(32,837)
Effect of exchange rate changes on cash	(2,501)	(1,644)	1,782	(210)	236
Other Data:
Adjusted EBITDA (c)	$185,996	$164,431	$111,879	$139,876	$128,012
Cash dividends per share (d)	$1.00	$1.00	$1.00	$-	$-
Total vessels in fleet as of year end (e)	76	79	78	90	88
Average number of owned or chartered vessels (f)	74.3	70.5	71.0	73.8	73.4

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,785	$60,566	$185,175	$128,817	$97,195
Vessels, equipment and other fixed assets, including construction in progress, net	1,484,561	1,494,611	1,305,789	1,180,548	1,194,200
Total assets	1,716,355	1,773,292	1,745,674	1,499,799	1,468,649
Long-term debt (g)	544,732	500,864	500,999	305,830	293,095
Total stockholders’ equity	968,753	1,063,341	1,027,882	996,860	945,957

(a)	See Note 6 to our “Consolidated Financial Statements – Income Taxes,” included in Part II, Item 8.

(b)	Earnings per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding.

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

The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income (loss)	$62,375	$70,606	$19,273	$49,934	$(34,745)
Interest expense	29,332	23,821	23,244	22,314	21,693
Interest income	(307)	(202)	(338)	(748)	(985)
Income tax provision (benefit)	9,270	4,962	2,669	4,694	(12,701)
Depreciation, amortization and impairment	84,331	63,955	60,874	61,336	154,624
EBITDA	185,001	163,142	105,722	137,530	127,886
Adjustments:		-
Other *	995	1,289	6,157	2,346	126
Adjusted EBITDA	$185,996	$164,431	$111,879	$139,876	$128,012

*   Includes foreign currency transaction adjustments and loss on extinguishment of debt.

(d)

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. In each quarter of 2013 and 2014, our Board of Directors declared a quarterly cash dividend of $0.25 per share for a total dividend of $1.00 per share in each of the years 2012, 2013 and 2014.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained in Part II, Item 8 “Financial Statements and Supplementary Data.” See also Part II, Item 6 “Selected Consolidated Financial Data.”

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from an original 11 vessels in 1990 to our present number of 75 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At February 17, 2015, our active fleet includes 72 owned vessels and three managed vessels. In addition, we currently have three vessels under construction that are expected to be delivered during 2015.

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

The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels from April to August and at their lowest levels from December through February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year.

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

Oil Price Impact

In the latter half of 2014 through early 2015, the oil price declined significantly from over $100 per barrel in July 2014 to approximately $50 per barrel in February 2015. The price decline has impacted the operational plans for many of the major oil companies and consequently has affected the drilling and support service sector. In early 2015, we have experienced a negative impact on day rates and utilization, but cannot predict the length or severity of the decline.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements, including notes thereto, contained in Part II, Item 8 “Financial Statements and Supplementary Data,” contain information that is pertinent to management’s discussion and analysis of our financial condition and results of operations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. We believe we have exercised proper judgment in determining these estimates based on the facts and circumstances available to management at the time the estimates were made.

Income Taxes

The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under “tonnage tax” regimes. Our U.K. regime was renewed in November 2010 for another ten years. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The qualified Singapore vessels are also subject to specific qualification requirements which if not met could jeopardize our qualified status in Singapore. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial systems continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.

Our overall effective tax rate is substantially lower than the U.S. federal statutory income tax rate because our Southeast Asia and North Sea operations are tonnage tax qualified shipping activities that are taxed at relatively low rates and our qualified Singapore based vessels are exempt from Singapore taxation through 2017. Should our operational structure change or should the laws that created these shipping tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our consolidated financial statements. In addition, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. Any such increase could cause volatility in the comparisons of our effective tax rate from period to period.

U.S. foreign tax credits can be carried forward for ten years. We have $9.8 million of such foreign tax credit carry-forwards that begin to expire in 2015. As of December 31, 2014 we have a $6.3 million valuation allowance for certain of our foreign tax credits. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credits and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be provided in the period such determination was made.

Utilizing a more likely than not, or greater than 50% probability, minimum recognition threshold for measurement of a tax position taken or expected to be taken in a tax return, we evaluate and record in certain circumstances an income tax asset/liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure. We continue to recognize income tax related penalties and interest in our provision for income taxes and include those interest and penalties and any amounts for uncertain tax positions in the corresponding consolidated balance sheet presentations for accrued income tax assets and liabilities.

We reduce the carrying value of certain deferred tax assets by the tax effect of the amount of excess stock compensation income tax deductions until such time as those tax deductions can be realized. This may result in our not recognizing any tax benefits for those excess tax deductions in the period in which they arise. Future recognition will result in a credit to additional paid in capital rather than a reduction of income tax expense.

See also Note 1 and Note 6 to our Consolidated Financial Statements included in Part II, Item 8.

Long-Lived Assets, Goodwill and Intangibles

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. Our goodwill primarily relates to the 2001 acquisition of Sea Truck Holding AS and the 1998 acquisition of Brovig Supply AS. Our identifiable intangible assets relate to the value assigned to customer relationships as a result of our acquisition of Rigdon Marine Corporation and Rigdon Marine Holdings, LLC, in July 2008. The assessment of potential impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually, for goodwill. In assessing goodwill for impairment, we analyze certain qualitative factors that affect the value, including goodwill, of a segment. Impairment testing on tangible long-lived assets is performed on an asset-by-asset basis and impairment testing on goodwill is performed on a reporting-unit basis for the reporting units where the goodwill is recorded.

In assessing potential impairment related to our long-lived assets, the carrying values of the assets are compared with undiscounted expected future cash flows. If the carrying value of any long-lived asset is greater than the related undiscounted expected future cash flows, we measure impairment by comparing the fair value of the asset with its carrying value.

At least annually, we assess whether goodwill is impaired based on certain qualitative factors. If those factors indicate that it is more likely than not that impairment of goodwill has occurred, we will proceed to step one of the process to assess goodwill for potential impairment. Under step one, we assess whether impairment exists by comparing the fair value of each reporting unit to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting unit. Our practice is to perform an assessment each year in the third quarter and to perform quantitative analyses at the end of each quarter. We performed an assessment as of September 30, 2014 which indicated an excess of fair value over book value. Because of the decline in oil prices and the negative reaction in the industry, we determined that we had a triggering event that would require us to perform an additional assessment as of December 31, 2014. Our December 31, 2014 assessment again calculated fair value in excess of book value and as a result there is no indication of impairment.

In December 2014, we classified another North Sea vessel as held for sale. We determined that the carrying value of the vessel was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.5 million based on a sales agreement, and included such reduction in our results of operations as an impairment charge. We sold this vessel in January 2015 for total proceeds of $0.7 million, which approximated the carrying value of the vessel at December 31, 2014.

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

Historically, we have collected appreciably all of our accounts receivable balances. However, we have recently seen an increase in uncollectible amounts from certain customers. At December 31, 2014, 2013 and 2012 we provided an allowance for doubtful accounts of $2.5 million, $0.4 million and $3.2 million, respectively. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay, particularly in the event of deteriorating industry conditions. Since amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.

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

In 2012, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No liability has been accrued as of December 31, 2014 associated with any possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

Multi-employer Pension Obligation

Certain current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund (“MNOPF”). At December 31, 2014, we had $3.9 million accrued related to this liability, which reflects all obligations assessed on us by the fund’s trustee. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time. The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2012 and resulted in an adjusted deficit of $250 million. The amount and timing of additional potential future obligations relating to underfunding depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, asset performance, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In addition, our obligation could increase if other employers no longer participated in the plan. In the year ended December 31, 2014 we made contributions to the plan of $0.7 million. Our contributions do not make up more than five percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund (“MNRPF”) in a capacity similar to our participation in the MNOPF. While historically we have not been required to contribute to any deficit in the MNRPF, due to a change in the plan rules we were advised that we will be required to make contributions beginning in 2013. However, this has not happened during 2013 or 2014 despite previous communication advising that the actuarial valuation as of March 31, 2011 (the most recent valuation available) identified a total plan deficit. While we have not yet received a notification of the amount of the deficit share, we have accrued an estimate that, at December 31, 2014, amounts to $1.1 million in anticipation of this obligation.

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

Consolidated Results of Operations

Comparison of the Fiscal Years Ended December 31, 2014 and December 31, 2013

Our consolidated revenue increased from $454.6 million in 2013 to $495.8 million in 2014, an increase of $41.2 million or 9.1%. This increase was primarily due to increased capacity as well as higher day rates in all of our regions. Partially offsetting this increase was lower utilization in the Americas region. For the year ended December 31, 2014, we had net income of $62.4 million, or $2.39 per diluted share, compared to net income of $70.6 million, or $2.70 per diluted share, for the year ended December 31, 2013.

The main factor for the increase in revenue was an increase in fleet capacity, which is affected by vessel sales, vessel purchases and delivery of new-build vessels. During 2014, we took delivery of three new-build vessels and sold four older vessels. We also acquired a vessel from a third party in the first quarter of 2014. During 2013, we took delivery of five new-build vessels and sold three older vessels. The average number of owned vessels for 2014 was 74.3 compared to 70.5 for 2013. The net change in capacity caused an increase in revenue of $41.6 million. Day rates increased from $20,249 in 2013 to $21,529 in 2014, contributing $9.8 million to the increase in revenue. Fleet utilization decreased from 87.7% in 2013 to 85.5% in 2014, causing a decrease in revenue of $12.9 million. This decrease was mainly due to a decrease in utilization in the Americas region, as we lengthened five vessels under our vessel enhancement program during the year. In addition, currency movements and other revenue caused an increase in revenue of $3.8 million.

	Year Ended December 31,
			Increase
	2014	2013	(Decrease)
	(Dollars in thousands)
Average Rate Per Day Worked (a) (b):
North Sea (c)	$22,782	$21,533	$1,249
Southeast Asia ( c)	15,210	14,792	418
Americas ( c)	23,248	21,689	1,559
Overall Utilization (a) (b):
North Sea	89.0%	90.1%	(1.1)%
Southeast Asia	79.1%	77.3%	1.8%
Americas	85.0%	91.2%	(6.2)%
Average Owned or Chartered Vessels (a) (d):
North Sea	30.4	25.8	4.6
Southeast Asia	15.2	16.0	(0.8)
Americas	28.7	28.7	0.0
Total	74.3	70.5	3.8

(a)	Owned vessels.

(b)

Average rate per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)

Revenues for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (US Dollar/GBP, US Dollar/NOK and US Dollar/Euro) for the periods indicated below. Payment for vessels in our Americas fleet can be earned in other currencies, including the Brazilian Reais (“BRL”).

	Year Ended December 31,
	2014	2013
$1 US=GBP	0.607	0.604
$1 US=NOK	6.285	6.072
$1 US=Euro	0.753	0.728
$1 US=BRL	2.347	2.362
$1 US=SGD	1.267	1.263

(d)	Adjusted for vessel additions and dispositions occurring during each period.

Direct operating expenses increased by $18.9 million during 2014. The main factors related to this increase were an increase in crew salaries and benefits mainly due to the larger fleet size, combined with higher repairs and maintenance expense. Drydock expense increased by $0.7 million year over year. Although we undertook 23 drydocks during both 2013 and 2014, the drydocks that took place during 2014 were larger in scope, and therefore more costly. Depreciation expense increased $11.4 million due to the addition of the new-build and acquired vessels. We recognized an impairment expense during 2014 related to the write-down of equipment. The gain on sale of assets in 2014 relates to the sale of four older vessels, three of which were Southeast Asia based and one North Sea. The gain on sale of assets in 2013 relates to the sale of two older North Sea vessels and one older vessel located in the Brazil sub-region.

Other expenses increased by $5.1 million in 2014 compared to 2013. This increase was primarily due to higher interest expense of $5.5 million year over year due mainly to a higher overall debt balance in 2014, coupled with lower capitalized interest as we wind down our current vessel construction program. Other expense decreased $0.3 million due to a decrease in foreign currency loss in 2014 compared to 2013.

The income tax expense for 2014 was $9.3 million, compared to $5.0 million for 2013. The 2014 effective tax rate was 12.9% and the 2013 effective tax rate was 6.6%. Tax expense from year to year can vary based on the mix of profitability and taxing jurisdictions.

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

The increase in revenue was the result of a combination of factors. Day rates, which had the largest impact, increased 14.7% in 2013 from $17,661 in 2012 to $20,249 in 2013, contributing $40.5 million to the increase in revenue. Fleet utilization increased from 84.2% to 87.7%, increasing revenue by $16.5 million. Fleet capacity is affected by vessel sales, vessel purchases and delivery of new-build vessels. During 2013, we delivered five new-build vessels and sold three older vessels. In 2012, we acquired two vessels from third parties in the first and fourth quarters and sold four non-strategic vessels. Net changes in capacity increased revenue by $8.4 million. The strengthening of the U.S. Dollar and other currency movements negatively impacted revenue by $2.0 million.

	Year Ended December 31,
			Increase
	2013	2012	(Decrease)
	(Dollars in thousands)
Average Rate Per Day Worked (a) (b):
North Sea (c)	$21,533	$20,075	$1,458
Southeast Asia ( c)	14,792	14,383	409
Americas ( c)	21,689	17,150	4,539
Overall Utilization (a) (b):
North Sea (c)	90.1%	89.6%	0.5%
Southeast Asia	77.3%	79.4%	(2.1)%
Americas	91.2%	82.5%	8.7%
Average Owned or Chartered Vessels (a) (d):
North Sea	25.8	24.2	1.6
Southeast Asia	16.0	14.9	1.1
Americas	28.7	31.9	(3.2)
Total	70.5	71.0	(0.5)

(a)	Owned vessels.

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

Segment Results

As discussed in “General Business” included in Part I, Items 1 and 2 “Business and Properties,” we have three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280. The majority of our revenue is derived from our long-lived assets located in foreign jurisdictions. In 2014, we had $152.0 million in revenue and $519.8 million in long-lived assets attributed to the United States, our country of domicile.

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

Operating Income by Operating Segment

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
North Sea	$48,062	$45,749	$30,611
Southeast Asia	29,723	17,972	23,072
Americas	54,097	62,802	23,746
Total reportable segment operating income	131,882	126,523	77,429
Other	(30,217)	(26,047)	(26,424)
Total reportable segment and other operating income	$101,665	$100,476	$51,005

North Sea Region:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$225,253	$184,287	$164,273
Direct operating expenses	113,140	97,293	84,808
Drydock expense	9,094	10,058	11,587
General and administrative expense	17,226	13,884	16,747
Depreciation and amortization expense	32,440	23,410	19,368
Impairment charge	8,551	-	1,152
Gain on sale of assets and other	(3,260)	(6,107)	-
Operating income	$48,062	$45,749	$30,611

Comparison of Fiscal Year Ended December 31, 2014 and December 31, 2013

Revenue for the North Sea increased $41.0 million, or 22.2%, compared to 2013. Increased capacity in the region accounted for $38.8 million of the revenue increase. The average fleet size in the region increased from 25.8 in 2013 to 30.4 in 2014. This increase in capacity was due to the delivery of two new-build vessels and the purchase of one additional vessel from a third party during the first quarter of 2014. In addition, we benefited from the full year effect of the delivery of five new-build vessels during 2013. These additions were partially offset by the sale of two older vessels during 2013 and one late in 2014. Day rates increased from $21,533 in 2013 to $22,782 in 2014, an increase of 5.8%. Also, a currency fluctuation benefit of $4.6 million contributed to the increase. Offsetting these increases was a slight decrease in utilization, from 90.1% in 2013 to 89.0% in 2014. Operating income of $48.1 million in 2014 was $2.3 million higher than 2013. The increase in revenue was offset by an increase in direct operating expenses of $15.8 million and depreciation expense of $9.0 million, both of which are directly attributable to the increase in fleet size in 2014. We recognized an impairment charge of $8.4 million related to the write-down of equipment during the year. Additionally, the gain on sale of assets of $3.3 million related to the sale of an older vessel was $2.8 million lower than the gain recognized during 2013 from the sale of two vessels. Partially offsetting these increases was a decrease of $1.0 million in drydock expense as 62 less drydock days were utilized in 2014. General and administrative expense increased by $3.3 million mainly due to bad debt expense recorded during 2014.

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

Southeast Asia Region:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$64,753	$64,709	$60,504
Direct operating expenses	22,831	23,938	17,150
Drydock expense	4,400	5,612	5,923
General and administration expense	5,387	5,673	3,755
Depreciation and amortization expense	11,168	11,432	10,604
Impairment charge	444	-	-
(Gain) loss on sale of assets and other	(9,200)	82	-
Operating income	$29,723	$17,972	$23,072

Comparison of Fiscal Year Ended December 31, 2014 and December 31, 2013

Revenues for the Southeast Asia based fleet increased by $0.1 million to $64.8 million in 2014. Utilization increased from 77.3% in 2013 to 79.1% in 2014, or $1.5 million, while day rates improved revenue by $0.5 million, increasing from $14,792 in 2013 to $15,210 in 2014. These increases were offset by a decrease in capacity due to the sale of three older vessels during 2014 which reduced revenue by $1.9 million. Operating income increased by $11.8 million due in part to a decrease of $1.1 million in direct operating expenses primarily associated with a decrease in fuel cost, a decrease in drydock expense of $1.2 million due to spending 115 less days in drydock in 2014 than in 2013, a decrease of $0.3 million in general and administrative expense and a decrease in depreciation of $0.3 million related to the sale of vessels. A $9.2 million gain on sale was also recognized in connection to the above mentioned vessel sales. Offsetting these decreases was an impairment charge of $0.4 million related to the write-down of equipment during the year.

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

Americas Region:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$205,763	$205,608	$164,428
Direct operating expenses	100,273	96,191	96,229
Drydock expense	11,346	8,424	15,770
General and administrative expense	12,837	11,415	10,006
Depreciation and amortization expense	28,789	26,661	27,421
(Gain) loss on sale of assets and other	(1,579)	115	(8,744)
Operating income	$54,097	$62,802	$23,746

Comparison of Fiscal Year Ended December 31, 2014 and December 31, 2013

Revenue for the Americas region increased by $0.2 million year over year. A day rate increase from $21,689 in 2013 to $23,248 in 2014 contributed $8.5 million to revenue. In addition, we took delivery of a new-build vessel during 2014, which was offset by the full year effect of the 2013 sale of an older vessel. The net impact of these two transactions resulted in a positive effect on revenue of $4.6 million. Offsetting these increases was a decrease in utilization from 91.2% in 2013 to 85.0% in 2014, amounting to a $12.9 million decrease in revenue. This decrease was mainly attributable to down time related to the enhancement of five vessels during the year. Operating income of $54.1 million is $8.7 million lower than 2013. Direct operating expenses increased by $4.1 million mainly due to the increase in net capacity. Drydock expense increased $2.9 million due to an additional 26 days spent in drydock during 2014 compared to 2013. General and administrative expense increased by $1.4 million due primarily to increased salaries and benefits. Offsetting these increases in expenses was a $1.6 million cash recovery from a bankrupt shipyard.

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

We are currently in the latter stages of a 12 vessel new-build program that was initiated in 2011. Since 2013, we have delivered seven vessels to our North Sea region and two vessels to our Americas region under this program. We currently have two remaining vessels under construction in the U.S. and one vessel, with Arctic capabilities, under construction in Norway. The two U.S. vessels are expected to deliver in each of the third quarter of 2015 and first quarter of 2016, and the Norway vessel is expected to deliver during the first quarter of 2016. We expect to pay approximately $77.8 million through the first quarter 2016 to complete these new-build vessels.

We have issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022 (the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15. We also have line of credit financing available under our Multicurrency Facility Agreement (as defined below) that provides us with $300.0 million of borrowing capacity, secured by our Americas region vessels, through September 2019 and under our Norwegian Facility Agreement (as defined below) that provides us with 600.0 million NOK (approximately $80.4 million) of borrowing capacity, secured by our Norwegian flagged vessels, through September 2019. We have the option under the Multicurrency Facility Agreement to request increases in aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million. At December 31, 2014, we were in compliance with all covenants associated with our loan agreements and all covenants associated with the indenture that governs the Senior Notes.

For a discussion of our stock repurchase program and declaration of cash dividend payments, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Net working capital at December 31, 2014, was $99.3 million, including $50.8 million in cash. We had $44.0 million drawn under our Multicurrency Facility Agreement, no amounts drawn under our Norwegian Facility Agreement, and $500.0 million outstanding under our Senior Notes. At December 31, 2014, we had approximately $256.0 million of borrowing capacity under our Multicurrency Facility Agreement and 600.0 million NOK (approximately $80.4 million) of borrowing capacity under our Norwegian Facility Agreement.

As of December 31, 2014, approximately 98% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. prior to December 31, 2014 that through that date had not been remitted (unremitted earnings), and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

On September 26, 2014, we terminated the Old Facility and entered into a new Multicurrency Facility Agreement (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions, that included all the financial institutions who provided credit under the Old Facility, as lenders (the “Lenders”). This new facility has a scheduled maturity date of September 26, 2019 and commits the Lenders to provide revolving loans up to $300.0 million at any one time outstanding, subject to certain terms and conditions, and contains sublimits for swingline loans and the issuance of letters of credit. The Borrower has the option to request increases in the aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million, also subject to certain terms and conditions. Revolving loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin, and swingline loans will accrue interest at the alternate base rate margin. The applicable margin will be based on our most recent capitalization ratio.

The Multicurrency Facility Agreement is secured by our Americas region vessels. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty to the Multicurrency Facility Agreement.

We have unamortized fees paid to the arrangers, the agent and the security trustee of the Old Facility totaling $2.0 million, which fees are being amortized into interest cost on a straight-line basis over the life of the Old Facility. Concurrent with the new Multicurrency Facility Agreement, we paid fees totaling $3.1 million to the arrangers, the agent and the security trustee. In accordance with generally accepted accounting principles, we have combined these additional costs with the remaining unamortized costs under the Old Facility and will amortize these combined costs into interest expense on a straight-line basis over the life of the new Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. The Multicurrency Facility Agreement is subject to certain financial covenants. At December 31, 2014, we were in compliance with all the covenants under this agreement and had $44.0 million borrowed and outstanding.

In February 2015, we entered into an amendment to the Multicurrency Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. We paid the lenders an additional $0.9 million in fees and our unused commitment fee rate increased by 12.5 basis points to 50 basis points.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $80.4 million) at any one time outstanding, subject to certain terms and conditions. We paid fees to the Norwegian Lender totaling $1.3 million, which are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method. On October 23, 2014, we entered into an additional amendment to the Norwegian Facility Agreement which extended the scheduled maturity date from September 30, 2017 to September 30, 2019 and revised certain financial covenants. Loans under the Norwegian Facility Agreement accrue interest at Norwegian InterBank Offered Rate (“NIBOR”), plus an applicable margin based on our most recent capitalization ratio.

The Norwegian Facility Agreement, as amended, is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At December 31, 2014, we were in compliance with all the covenants under this agreement.

In February 2015, we entered into an amendment to the Norwegian Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. We paid the lenders an additional $0.2 million in fees and our unused commitment fee rate increased by 12.5 basis points to 62.5 basis points.

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

In late 2012 and early 2013, we paid $13.3 million to repurchase 373,619 shares of our common stock. In 2014, we paid $57.7 million to repurchase 1,883,648 shares under our stock repurchase program. The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the year ended December 31, 2014 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	-	-	-	$86,745
February 1 - 28	-	-	-	$86,745
March 1 - 31	-	-	-	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	77,700	$39.05	451,319	$83,711
September 1 - 30	186,654	$35.48	637,973	$77,088
October 1 - 31	1,015,537	$29.43	1,653,510	$47,201
November 1 - 30	603,757	$29.98	2,257,267	$29,100
December 1 - 31	-	-	2,257,267	$29,100

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2014	2013
Dividends Declared (in thousands)	$26,214	$26,447
Dividend per share	$1.00	$1.00

Prior to December 2012, we had not declared or paid cash dividends during the past five years. Pursuant to the terms of the indenture governing our senior notes, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long-Term Debt” and Note 5 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data,” we may be restricted from declaring or paying any future dividends. Our dividend policy is reviewed by our Board of Directors at such times as are appropriate in light of operating conditions, dividend restrictions of subsidiaries and investors or lenders, financial requirements, general business conditions and other factors.

In February 2015, our Board of Directors resolved to suspend the dividend payments indefinitely. Also in February 2015, we entered into an amendment to revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases.

Equity incentive plan information required by this item may be found in Note 8 of the “Notes to the Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data,” herein.

Cash Flow

At December 31, 2014, we had cash on hand of $50.8 million. Cash provided by operating activities for the year ended December 31, 2014, was $153.8 million compared to $126.7 million in the previous year. The increase was primarily attributable to the increase in non-cash depreciation as our fleet increased in capacity and a decrease in our accounts receivable balance.

Cash used in investing activities for the years ended December 31, 2014 and 2013 was $121.1 million and $210.1 million, respectively. In 2014, we spent approximately $158.4 million on asset purchases, which includes new vessel construction and the purchase of a vessel from a third party. In 2013, we spent approximately $261.9 million, primarily on new vessel construction. In 2014 and 2013, we sold assets for approximately $32.3 million and $13.5 million, respectively. The proceeds from these asset sales decreased the reported cash used in investing activities.

In 2014, we had $40.1 million used in financing activities compared to $39.6 million in 2013. In 2014 we spent $57.9 million on stock repurchases primarily related to our stock repurchase program, offset primarily by net proceeds from our revolving loan facility.

Debt and Other Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions):

	2015	2016	2017	2018	2019	Thereafter
Purchase Obligations for New-Build Program	$32.0	$45.8	$-	$-	$-	$-
Purchase Obligations for Vessel Enhancement	5.1	-	-	-	-	-
Repayment of Long-Term Debt	-	-	-	-	44.0	500.0
Interest Payments	34.7	34.7	34.7	34.7	34.0	79.7
Non-Cancelable Operating Leases	2.4	1.8	1.6	1.2	1.1	3.7
Other	0.7	0.7	0.7	0.7	0.7	1.4
Total	$74.9	$83.0	$37.0	$36.6	$79.8	$584.8

Due to the uncertainty with respect to the timing of future cash payments, if any, associated with our unrecognized tax benefits at December 31, 2014 we are unable to make reasonably reliable estimates of cash settlements with the respective taxing authorities. Therefore, $24.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Other Commitments

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. We had none of these instruments at December 31, 2014. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment is minimal and expect no material cash outlays to occur from these instruments.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in our North Sea fleet are primarily denominated in GBP, with a portion denominated in NOK or Euros. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 45% of our total consolidated revenue for the year ended December 31, 2014.

In 2014, the exchange rates of GBP, NOK, Euro, BRL, and SGD against the U.S.  Dollar ranged as follows:

			Year	As of
	High	Low	Average	February 16, 2015
$1 US=GBP	0.640	0.585	0.611	0.649
$1 US=NOK	7.057	5.944	6.453	7.575
$1 US=Euro	0.804	0.721	0.760	0.877
$1 US=BRL	2.575	2.214	2.381	2.833
$1 US=SGD	1.307	1.246	1.276	1.355

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

Reflected in the accompanying consolidated balance sheet at December 31, 2014, is a $30.7 million loss in accumulated other comprehensive income primarily relating to the lower exchange rates at December 31, 2014 in comparison to the exchange rate when we invested capital in these markets. Accumulated other comprehensive income related to the changes in foreign currency exchange rates was a $50.0 million gain at December 31, 2013. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

New Accounting Pronouncements

Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies–New Accounting Pronouncements” in our Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At December 31, 2014, we had no outstanding derivative contracts. Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies—Fair Value of Financial Instruments” in our Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on financial instruments.

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

Net foreign currency losses, including derivative activity, for the years ended December 31, 2014, 2013 and 2012 were $2.0 million, $1.6 million, and $1.7 million, respectively.

Interest Rates

We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed and variable rate debt obligations at December 31, 2014 and 2013 that are sensitive to changes in interest rates. The floating portion of our variable debt is based on LIBOR.

The following table shows our debt principal obligation as of December 31, 2014 and 2013 and the interest rate exposure in subsequent years of the components of our debt:

December 31, 2014	2015	2016	2017	2018	2019	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Fixed rate	$500,000	$500,000	$500,000	$500,000	$500,000	$500,000
Average interest rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%

Variable rate-Multicurrency Facility Agreement	$44,000	$44,000	$44,000	$44,000	$44,000	$-
Average interest rate	2.26%	2.26%	2.26%	2.26%	2.26%	0.00%

Variable rate-Norwegian Facility Agreement	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

December 31, 2013	2014	2015	2016	2017	2018	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Fixed rate	$500,000	$500,000	$500,000	$500,000	$500,000	$500,000
Average interest rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%

Variable rate-Multicurrency Facility Agreement	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Variable rate-Norwegian Facility Agreement	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Our fixed rate 6.375 % Senior Notes outstanding at December 31, 2014, subject us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $35.0 million.

The fair value of our 6.375% Senior Notes compared to the carrying value at December 31, 2014 and 2013, was as follows:

	December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)

6.375% Senior Notes due 2022	$500.7	$383.8	$500.9	$497.1

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GulfMark Offshore, Inc.:

We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and consolidated subsidiaries as (the company) of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GulfMark Offshore, Inc. and consolidated subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GulfMark Offshore, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control Consolidated — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Houston, Texas

February 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GulfMark Offshore, Inc.:

We have audited GulfMark Offshore, Inc. and consolidated subsidiaries’ (the company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GulfMark Offshore, Inc. and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GulfMark Offshore, Inc. and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GulfMark Offshore, Inc. and consolidated subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 17, 2015

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$50,785	$60,566
Trade accounts receivable, net of allowance for doubtful accounts of $2,506 and $448, respectively	88,721	100,173
Other accounts receivable	9,410	11,194
Prepaid expenses and other current assets	17,825	18,132
Total current assets	166,741	190,065
Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $428,538 and $420,355, respectively	1,356,839	1,316,838
Construction in progress	127,722	177,773
Goodwill	25,010	30,676
Intangibles, net of accumulated amortization of $18,741 and $15,858, respectively	15,861	18,741
Cash held in escrow	3,683	8,742
Deferred costs and other assets	20,499	30,457
Total assets	$1,716,355	$1,773,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,494	$27,229
Income and other taxes payable	4,578	3,340
Accrued personnel costs	20,403	19,624
Accrued interest expense	9,610	9,892
Other accrued liabilities	10,338	13,432
Total current liabilities	67,423	73,517

Long-term debt	544,732	500,864
Long-term income taxes:
Deferred tax liabilities	104,346	104,647
Other income taxes payable	24,730	23,673
Other liabilities	6,371	7,250
Stockholders' equity:
Preferred stock, no par value; 2,000 shares authorized; no shares issued	-	-
Class A Common stock, $0.01 par value; 60,000 shares authorized; 27,361 and 27,165 shares issued and 25,114 and 26,616 shares outstanding, respectively; Class B Common Stock $.01 par value; 60,000 shares authorized; no shares issued	271	269
Additional paid-in capital	410,641	402,286
Retained earnings	659,403	623,221
Accumulated other comprehensive income	(30,665)	49,965
Treasury stock, at cost	(78,441)	(18,690)
Deferred compensation	7,544	6,290
Total stockholders' equity	968,753	1,063,341
Total liabilities and stockholders' equity	$1,716,355	$1,773,292

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)

Revenue	$495,769	$454,604	$389,205
Costs and expenses:
Direct operating expenses	236,244	217,422	198,187
Drydock expense	24,840	24,094	33,280
General and administrative expenses	62,728	54,527	54,600
Depreciation and amortization	75,336	63,955	59,722
Impairment charge	8,995	-	1,152
Gain on sale of assets and other	(14,039)	(5,870)	(8,741)
Total costs and expenses	394,104	354,128	338,200
Operating income	101,665	100,476	51,005
Other income (expense):
Interest expense	(29,332)	(23,821)	(23,244)
Interest income	307	202	338
Loss on extinguishment of debt	-	-	(4,378)
Foreign currency loss and other	(995)	(1,289)	(1,779)
Total other expense	(30,020)	(24,908)	(29,063)
Income before income taxes	71,645	75,568	21,942
Income tax provision	(9,270)	(4,962)	(2,669)
Net income	$62,375	$70,606	$19,273
Earnings per share:
Basic	$2.39	$2.70	$0.73
Diluted	$2.39	$2.70	$0.73
Weighted average shares outstanding:
Basic	26,097	26,175	26,208
Diluted	26,097	26,185	26,228
Cash dividends declared per common share	$1.00	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$62,375	$70,606	$19,273
Comprehensive income:
Gain on cash flow hedge, net of tax (1)	-	-	1,364
Foreign currency and other gain (loss)	(80,630)	(9,910)	27,406
Total comprehensive income (loss)	$(18,255)	$60,696	$48,043

(1)Net of income tax expense of $1.9 million for the year ended December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	Common			Accumulated
	Stock at	Additional		Other			Deferred	Total
	$0.01 Par	Paid-in	Retained	Comprehensive			Compen-	Stockholders'
	Value	Capital	Earnings	Income (loss)	Treasury Stock		sation	Equity
						Share
					Shares	Value

Balance at December 31, 2011	262	379,673	586,402	31,105	(295)	(8,968)	8,386	996,860
Net income	-	-	19,273	-	-	-	-	19,273
Issuance of common stock	2	7,781	-	-	-	-	-	7,783
Exercise of stock options	2	2,396	-	-	-	-	-	2,398
Deferred compensation plan	-	31	-	-	(37)	(1,363)	1,945	613
Stock repurchases	-	-	-	-	(35)	(1,202)	-	(1,202)
Cash dividends declared	-	-	(26,613)	-	-	-	-	(26,613)
Gain on cash flow hedge, net of tax	-	-	-	1,364	-	-	-	1,364
Translation adjustment	-	-	-	27,406	-	-	-	27,406
Balance at December 31, 2012	266	389,881	579,062	59,875	(367)	(11,533)	10,331	1,027,882
Net income	-	-	70,606	-	-	-	-	70,606
Issuance of common stock	3	10,258	-	-	-	-	-	10,261
Exercise of stock options	-	282	-	-	-	-	-	282
Tax benefit on options exercised	-	1,608	-	-	-	-	-	1,608
Deferred compensation plan	-	257	-	-	133	4,041	(4,041)	257
Stock repurchases	-	-	-	-	(315)	(11,198)	-	(11,198)
Cash dividends declared	-	-	(26,447)	-	-	-	-	(26,447)
Translation adjustment	-	-	-	(9,910)	-	-	-	(9,910)
Balance at December 31, 2013	269	402,286	623,221	49,965	(549)	(18,690)	6,290	1,063,341
Net income	-	-	62,375	-	-	-	-	62,375
Issuance of common stock	2	8,190	-	-	-	-	-	8,192
Exercise of stock options	-	-	-	-	-	-	-	-
Tax benefit on options exercised	-	-	-	-	-	-	-	-
Deferred compensation plan	-	165	-	-	(37)	(1,254)	1,254	165
Stock repurchases	-	-	-	-	(1,898)	(58,497)	-	(58,497)
Cash dividends declared	-	-	(26,193)	-	-	-	-	(26,193)
Translation adjustment	-	-	-	(80,630)	-	-	-	(80,630)
Balance at December 31, 2014	271	410,641	659,403	(30,665)	(2,484)	(78,441)	7,544	968,753

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$62,375	$70,606	$19,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,336	63,955	59,722
Amortization of deferred financing costs	1,945	1,780	2,750
Amortization of stock-based compensation	7,330	9,366	7,037
Provision for doubtful accounts receivable, net of write offs	3,236	(294)	2,224
Deferred income tax provision (benefit)	(66)	21	(2,879)
Gain on sale of assets	(12,461)	(5,870)	(8,741)
Impairment charge	8,995	-	1,152
Loss on extinguishment of debt	-	-	2,104
Foreign currency transaction loss	1,490	573	821
Change in operating assets and liabilities —
Accounts receivable	5,700	(17,951)	(3,443)
Prepaids and other	(476)	7,954	(3,626)
Accounts payable	(3,888)	(1,681)	14,051
Other accrued liabilities and other	4,332	(1,757)	12,291
Net cash provided by operating activities	153,848	126,702	102,736
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(158,425)	(261,867)	(192,301)
Deposits held in escrow	-	-	(52,390)
Release of deposits held in escrow	5,060	38,286	5,362
Proceeds from disposition of vessels, equipment and other fixed assets	32,261	13,512	40,565
Net cash used in investing activities	(121,104)	(210,069)	(198,764)
Cash flows from financing activities:
Proceeds from issuance of 6.375% senior notes	-	-	501,000
Repayment of 7.75% senior notes	-	-	(160,000)
Repayment of secured credit facilities	-	-	(141,667)
Borrowings under revolving loan facility, net	47,167	-	(5,995)
Cash dividends	(26,152)	(26,357)	(26,352)
Stock repurchases	(57,887)	(12,740)	(515)
Debt issuance cost	(4,198)	(1,579)	(16,736)
Debt extinguishment cost	-	-	(2,274)
Proceeds from exercise of stock options	-	282	2,398
Proceeds from issuance of stock	1,046	796	745
Net cash provided by (used in) financing activities	(40,024)	(39,598)	150,604
Effect of exchange rate changes on cash	(2,501)	(1,644)	1,782
Net increase (decrease) in cash and cash equivalents	(9,781)	(124,609)	56,358
Cash and cash equivalents at beginning of year	60,566	185,175	128,817
Cash and cash equivalents at end of year	$50,785	$60,566	$185,175
Supplemental cash flow information:
Interest paid, net of interest capitalized	$27,067	$21,453	$17,590
Income taxes paid, net	$4,454	$3,727	$3,798

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

Vessels and Equipment

Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over their estimated useful life of 25 years for all vessels other than crew boats which are depreciated over 20 years. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2014, 2013, and 2012, interest of $8.4 million, $12.8 million, and $5.5 million, respectively, was capitalized. Office equipment, furniture and fixtures, and vehicles are depreciated over two to five years.

Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and depreciated over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for 2014, 2013 and 2012, are $31.6 million, $27.5 million, and $23.7 million, respectively, of costs for maintenance and repairs.

Goodwill and Intangibles

At December 31, 2014, our goodwill consisted of $25.0 million related to acquisitions in the North Sea region. The determination of impairment of all long-lived assets, goodwill, and intangibles is conducted when indicators of impairment are present and at least annually for goodwill. Impairment testing for goodwill is performed on a reporting segment basis. In assessing goodwill for impairment, we analyze certain qualitative factors that affect the value, including goodwill of a segment. If those factors indicate that it is more likely than not that impairment of goodwill has occurred, we will proceed to step one of the goodwill impairment process. Our practice is to perform an assessment each year in the third quarter and to perform quantitative analyses at the end of each quarter. We performed an assessment as of September 30, 2014 which indicated an excess of fair value over book value. Because of the decline in oil prices and the negative reaction in the industry, we determined that we had a triggering event that would require us to perform an additional assessment as of December 31, 2014. Our December 31, 2014 assessment again calculated fair value in excess of book value and as a result there is no indication of impairment.

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

Fair Value of Financial Instruments

As of December 31, 2014 and 2013, our financial instruments consist primarily of accounts receivable and payable (which are stated at carrying value which approximates fair value) and long-term debt. Periodically, we enter into forward derivative contracts to hedge our exposure to interest rate or foreign currency fluctuations. In the past we have had open positions in such derivative contracts that are considered financial instruments for which we would disclose certain fair value information. As of December 31, 2014, we had no forward derivative open contracts.

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

In addition, we also account for uncertainty in income taxes by utilizing a more likely than not, or greater than 50% probability, minimum recognition threshold for measurement of a tax position taken or expected to be taken in a tax return that would be sustained upon examination by the relevant tax authorities. We recognize penalties and/or interest related to uncertain tax benefits as a component of income tax expense. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and /or benefits, which may be adjusted periodically and may be resolved differently than we anticipate.

We reduce the carrying value of certain deferred tax assets by the tax effect of the amount of excess stock compensation income tax deductions until such time as those tax deductions can be realized. This may result in our not recognizing any tax benefits for those excess tax deductions in the period in which they arise. Future recognition will result in a credit to additional paid in capital rather than a reduction of income tax expense.

Foreign Currency Translation

The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operations. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenue and expenses are translated at average rates for the period. As a result, amounts related to changes in assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, we reported net foreign currency losses in the amounts of $2.0 million, $1.6 million and $1.7 million, respectively.

Concentration of Credit Risk

We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. Historically, write-offs for doubtful accounts have been insignificant however, in 2012, the amount increased significantly due to a customer that declared bankruptcy. In 2013, there were no significant write-offs or increases in our allowance for doubtful accounts. In 2014, we reserved $3.2 million related to two North Sea customers that will not be able to pay us. For the year ended December 31, 2014, we had revenue from two customers in our Americas and North Sea regions who each accounted for 10% or more of our total consolidated revenue, totaling $88.7 million and $50.0 million, or 28.2% of our total consolidated revenue. For the year ended December 31, 2013, we had revenue from two customers in our Americas and North Sea regions who each accounted for 10% or more of our total consolidated revenue, totaling $64.6 million and $60.7 million, respectively, or 28% of our total consolidated revenue. For the year ended December 31, 2012, we had revenue from two customers in our Americas region who each accounted for 10% or more of our total consolidated revenue, totaling $44.4 million and $42.0 million, or 22% of our total consolidated revenue.

Stock-Based Compensation

We have share-based compensation plans covering officers and other employees as well as our Board of Directors. Stock-based grants made under our stock plans are recorded at fair value on the date of the grant and the cost is recognized ratably over the vesting period for the restricted stock and the stock options. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards are valued using the market price of our common stock on the grant date. Our stock-based compensation plans are more fully described in Note 8.

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

Earnings Per Share

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The detail of the earnings per share calculations for continuing operations for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013	2012
Income:
Net income attributable to common stockholders	$62,375	$70,606	$19,273
Undistributed income allocated to participating securities	-	(27)	(42)
Basic	62,375	70,579	19,231
Undistributed income allocated to participating securities	-	16	-
Undistributed income reallocated to participating securities	-	(16)	-
Diluted	$62,375	$70,579	$19,231
Shares:
Basic
Weighted-average common shares outstanding	26,097	26,175	26,208
Dilutive effect of stock options and restricted stock awards	-	10	20
Diluted	26,097	26,185	26,228
Income per common share:
Basic	$2.39	$2.70	$0.73
Diluted	$2.39	$2.70	$0.73

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

(2) IMPAIRMENT CHARGES

We have certain vessel components in our North Sea region fixed asset base that were intended to be used in our new-build program. During the second quarter of 2014 we re-evaluated the use of these components and determined that they would not be used in our new-build fleet and we are actively pursuing a sale of the equipment. As a result, during the second quarter of 2014 we adjusted the carrying value to reflect the net realizable value. These assets are included in Deferred costs and other assets on our balance sheet. The total charge to impairment expense related to these components was $7.1 million. In addition, we determined to sell rather than use a spare part in our Southeast Asia region and charged an additional $0.4 million to impairment expense in the second quarter.

In 2009, we classified one of our North Sea vessels as an asset held for sale. In the fourth quarter of 2011, we determined that the carrying value of this asset was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.8 million. During 2012, we reduced the carrying value of this asset by an additional $1.2 million. These amounts were based on third party appraisals and sales agreements and are included in our results of operations as impairment charges. In January 2013, we completed the sale of the asset at its carrying value.

At December 31, 2014, we classified an additional North Sea vessel as an asset held for sale and determined that its carrying value was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.5 million which is included in our results of operations as impairment. The adjusted carrying value of this vessel is based on a purchase and sale agreement. In January 2015, we completed the sale of the asset at its carrying value.

3) VESSEL ACQUISITIONS, DISPOSITIONS AND NEW-BUILD PROGRAM

During 2012, we sold one crew boat and four fast supply vessels that had operated in our Americas region for an aggregate gain of $8.7 million. During 2012, we purchased a vessel for operation in the Americas region for a total price of $22.5 million and a vessel for operation in our North Sea region for a total price of $28.6 million. In January 2013, we sold a vessel that was being held for sale that was not included in our fleet numbers. The net proceeds totaled $0.7 million and there was no gain or loss on the sale. In August 2013, we sold two vessels in our North Sea region for total proceeds of $10.8 million and in September 2013 we sold one vessel in our Americas region for $2.1 million. We recognized a combined gain on these 2013 sales of $6.0 million. In February 2014, we acquired for $30.9 million a vessel that we previously managed in the North Sea. Additionally, during 2014 we sold four older vessels, three of which were from our Southeast Asia region and one from our North Sea region, for combined proceeds of $32.3 million. The sale of these vessels, combined, amounted to a gain of $12.5 million.

In 2011, our Board of Directors approved the initiation of a new-build construction program. We began the program in the North Sea region where we contracted with three shipyards to build a total of six platform supply vessels (“PSVs”). In late 2011, we exercised an option with one of the shipyards to build an additional PSV. The original estimated cost of these seven PSVs was $288.0 million. The first four of these vessels were delivered in the third quarter of 2013, a fifth vessel was delivered in the fourth quarter of 2013 and the sixth and seventh vessels were delivered in the first quarter of 2014.

In 2012, we signed agreements with two U.S. shipyards (Thoma-Sea and BAE Systems) contracting the two shipyards to build two U.S. flagged PSVs each for the U.S. Gulf of Mexico region. The original estimated total cost of these four PSVs was approximately $168.0 million. The first of these vessels was delivered in the second quarter of 2014, while the second vessel was delivered in January 2015. We expect delivery of the remaining two vessels in the third quarter of 2015 and first quarter of 2016.

Also in 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below. Progress payments were drawn from escrow as they became due. There is $3.7 million remaining in escrow, which is presented in long-term assets in the balance sheet as of December 31, 2014, and which were released to Thoma-Sea upon the delivery of the second vessel in January 2015. Funds in the escrow account were invested in U.S. government securities.

In April 2014, we approved the construction of an additional North Sea PSV with an estimated total cost of $60.0 million and an expected delivery date in the first quarter of 2016.

The following tables illustrate the details of the vessels under construction, the vessels added or acquired and vessels disposed of:

Vessels Under Construction as of February 17, 2015
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
BAE Systems	Americas	LgPSV	Q3 2015	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q1 2016	286	10,960	5,300	$48.0
Simek	N. Sea	LgPSV	Q1 2016	304	11,935	4,700	$60.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessels Acquired Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Aquired

Highland Duke	N. Sea	LgPSV	2012	246	7,483	3,133	Feb-14

Vessel Additions Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

North Cruys	N. Sea	LgPSV	2014	304	11,935	4,700	Feb-14
Highland Princess	N. Sea	LgPSV	2014	246	7,482	3,116	Mar-14
Polaris	Americas	LgPSV	2014	272	9,849	3,580	Apr-14
Regulus	Americas	LgPSV	2015	272	9,849	3,580	Jan-15

Vessels Disposed of Since December 31, 2013
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Highland Piper	SEA	LgPSV	1996	221	5,450	3,115	Jul-14
Highland Legend	SEA	PSV	1986	194	3,600	1,442	Sep-14
Highland Guide	SEA	LgPSV	1999	218	4,640	2,800	Nov-14
North Vanguard	N. Sea	LgPSV	1990	265	6,600	4,000	Nov-14
North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Jan-15

(1) LgPSV - Large Platform Supply Vessel
PSV - Platform Supply Vessel
(2)BHP - Brake Horsepower
(3)DWT - Deadweight Tons

In addition to the vessel activity presented in the tables above, in our Americas segment, we have implemented a program to lengthen certain vessels to increase their marketing value in the U.S. Gulf of Mexico market.

(4) GOODWILL AND INTANGIBLES

Changes to goodwill are as follows:

	2014	2013	2012
	(In thousands)
Balance, January 1,	$30,676	$33,438	$31,153
Impact of foreign currency translation and adjusment	(5,666)	(2,762)	2,285
Balance, December 31,	$25,010	$30,676	$33,438

Intangible assets of $15.9 million, net of accumulated amortization of $18.7 million, as of December 31, 2014 are recorded at cost and are amortized on a straight-line basis over the years expected to be benefited, currently estimated to be 12 years. Amortization expense related to intangible assets was $2.9 million for each of the years ended December 31, 2014, 2013 and 2012. Annual amortization expense related to existing intangible assets for years 2014 through 2018 is expected to be $2.9 million per year.

(5) LONG-TERM DEBT

Our long-term debt at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	44,000	-
Norwegian Facility Agreement	-	-
	544,000	500,000
Debt Premium	732	864
Total	$544,732	$500,864

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2015	-
2016	-
2017	-
2018
2019	44,000
Thereafter	500,000
Total	$544,000

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

At December 31, 2014, the fair value of the Senior Notes, based on quoted market prices, was approximately $383.8 million, compared to a carrying amount of $500.7 million.

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

   On September 26, 2014, we terminated the Old Facility and we entered into a new Multicurrency Facility Agreement (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions, that included all the financial institutions who provided credit under the Old Facility, as lenders (the “Lenders”). This new facility has a scheduled maturity date of September 26, 2019 and commits the Lenders to provide revolving loans up to $300.0 million at any one time outstanding, subject to certain terms and conditions, and contains sublimits for swingline loans and the issuance of letters of credit. The Borrower has the option to request increases in the aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million, also subject to certain terms and conditions. Revolving loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin, and swingline loans will accrue interest at the alternate base rate margin. The applicable margin will be based on our most recent capitalization ratio. The fee for unused commitments is 0.375% per annum.

   The Multicurrency Facility Agreement is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty to the Multicurrency Facility Agreement.

   We have unamortized fees paid to the arrangers, the agent and the security trustee of the Old Facility totaling $4.9 million at December 31, 2014, which fees are being amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement. We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. The Multicurrency Facility Agreement is subject to certain financial covenants. At December 31, 2014, we were in compliance with all the covenants under this agreement and had $44.0 million borrowed and outstanding. The weighted average interest rate applicable to amounts outstanding at December 31, 2014 was 2.26%.

In February 2015, we entered into an amendment to the Multicurrency Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. We paid the lenders an additional $0.9 million in fees and our unused commitment fee rate increased by 12.5 basis points to 50 basis points.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $80.4 million) at any one time outstanding, subject to certain terms and conditions. We paid fees to the Norwegian Lender totaling $1.3 million, which are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method. On October 23, 2014, we entered into an additional amendment to the Norwegian Facility Agreement which extended the scheduled maturity date from September 30, 2017 to September 30, 2019 and revised certain financial covenants. Loans under the Norwegian Facility Agreement accrue interest at Norwegian InterBank Offered Rate (“NIBOR”), plus an applicable margin based on our capitalization ratio. The fee for unused commitments is 0.5% per annum.

The Norwegian Facility Agreement, as amended, is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At December 31, 2014, we had no amounts borrowed and outstanding and were in compliance with all the covenants under this agreement.

In February 2015, we entered into an amendment to the Norwegian Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. We paid the lenders an additional $0.2 million in fees and our unused commitment fee rate increased by 12.5 basis points to 62.5 basis points.

(6) INCOME TAXES

The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under “tonnage tax” regimes. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2017 with extensions available in certain circumstances beyond 2017. The qualified Singapore vessels are also subject to specific qualification requirements which if not met could jeopardize our qualified status in Singapore. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These beneficial foreign tax structures continued to result in our earnings incurring significantly lower taxes than those that would apply under the U.S. statutory tax rates or if we were not a qualified shipping company in those foreign jurisdictions.

In 2010, Norway made significant changes to its tonnage tax system requiring us to pay tax on our pre-2007 tonnage tax profits. While the tax effect of this change was recorded in 2010, the taxes due were payable in three equal annual installments We made the final payment of $1.8 million in 2013.

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

U.S. foreign tax credits can be carried forward for ten years. We have $9.8 million of such foreign tax credit carryforwards that begin to expire in 2015. As of December 31, 2014, we have $6.3 million of valuation allowance for these credits. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credits and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made.

For the year ended December 31, 2014, we increased by $1.3 million the U.S. federal income tax provision for the amount of employee stock-based compensation less than book cost. This increase reduces a long term deferred tax asset for the decrease to our federal income tax net operating loss. In the future, we are able to recognize this tax benefit only to the extent that it reduces our income taxes payable as a current year deduction or through utilization of prior years' net operating losses.

Income (loss) before income taxes attributable to domestic and foreign operations was (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$1,189	$2,581	$(24,006)
Foreign	70,456	72,987	45,948
	$71,645	$75,568	$21,942

The components of our tax provision (benefit) attributable to income before income taxes are as follows for the year ended December 31, (in thousands):

	2014				2013				2012
	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total	Current	Deferred	Other (a)	Total
U.S & State	$464	$80	$1,627	$2,171	$65	$(709)	$304	$(340)	$19	$(1,761)	$-	$(1,742)
Foreign	5,544	(146)	1,701	7,099	3,445	730	1,127	5,302	3,546	(1,118)	1,983	4,411
	$6,008	$(66)	$3,328	$9,270	$3,510	$21	$1,431	$4,962	$3,565	$(2,879)	$1,983	$2,669

(a)     Includes income tax effects determined under a more likely than not, or greater than 50% probability, threshold and the book deferred tax effect related to intercompany asset sales.

The mix of our operations within various taxing jurisdictions affects our overall tax provision. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before income taxes in the accompanying consolidated statements of operations is as follows:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(25.2)	(24.8)	(53.7)
US state income taxes net of Federal benefit	1.4	1.3	3.9
Valuation allowance	0.5	(1.7)	28.9
Capital restructuring of foreign operations	-	(6.1)	0.0
Other	1.2	2.9	(1.9)
Total	12.9%	6.6%	12.2%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$34,107	$33,031
Items currently not deductible for tax purposes	27,732	26,132
Foreign and other tax credit carryforwards	10,099	10,831
	71,938	69,994
Less valuation allowance	(11,477)	(11,120)
Net deferred tax assets	$60,461	$58,874

Deferred tax liabilities
Depreciation	$(150,543)	$(148,586)
Other	(12,967)	(13,217)
Total deferred tax liabilities	$(163,510)	$(161,803)
Net deferred tax liability	$(103,049)	$(102,929)

The change in the total valuation allowance for the year ended December 31, 2014 from December 31, 2013 was an increase of $0.4 million. As of December 31, 2014, we had net operating loss carryforwards, or NOLs, for income tax purposes totaling $103.7 million in the U.S., $15.9 million in Brazil, and $2.7 million in Norway that are, subject to certain limitations, available to offset future taxable income. The U.S. NOLs, which we expect to fully utilize, will begin to expire beginning in 2023. It is more likely than not that the Norway NOLs will not be utilized and a full valuation allowance has been established for these NOLs. Except for the amounts related to Brazilian temporary differences, it is also more likely than not that the Brazilian NOLs will not be utilized and a $4.4 million valuation allowance has been established for such NOLs. Based on future expected U.S. taxable income, as of December 31, 2014, we have recorded $6.3 million of valuation allowance against U.S. foreign tax credits.

Deferred income tax assets and liabilities based on classification as current, or short-term, and long-term are included in our balance sheet as follows:

	2014	2013
	(In thousands)

Prepaid expenses and other current assets	$1,297	$1,718
Total tax assets	1,297	1,718

Deferred tax liabilities	104,346	104,647
Total tax liabilities	$104,346	$104,647

Currently, our intention is to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries. As a result, we have not provided for U.S. deferred taxes on the cumulative unremitted earnings of $1,076.6 million at December 31, 2014. If those earnings were repatriated the incremental U.S. tax would be approximately 30% based on current tax law. In addition, as of December 31, 2014, we had approximately $50.0 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

Based on a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return, we evaluate and record in certain circumstances an income tax liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions included in other income taxes payable in the consolidated balance sheets and which total $24.7 million at December 31, 2014, $23.7 million at December 31, 2013 and $22.4 million at December 31, 2012. In addition, the deferred tax asset was reduced by a $3.3 million unrecognized tax benefit for an uncertain tax position.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2014	2013	2012
	(in thousands)

Unrecognized tax benefits balance at January 1,	$10,352	$10,556	$10,735
Gross increases for tax positions taken in prior years	375	319	1,125
Gross decreases for tax positions taken in prior years	(68)	(523)	(458)
Decreases for settlements	-	-	(846)
Unrecognized tax benefits balance at December 31,	$10,659	$10,352	$10,556

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2014, we had accrued interest and penalties related to unrecognized tax benefits of $16.7 million. The amount of interest and penalties recognized in our tax provision for the year ended December 31, 2014 was $1.4 million. The unrecognized tax benefits if recognized would affect the effective tax rate.

As of December 31, 2014, we may be subject to examination in the U. S. for years after 2002 and in seven major foreign tax jurisdictions with open years from 2001 to 2013.

(7) COMMITMENTS AND CONTINGENCIES

At December 31, 2014, we had long-term operating leases for office space, automobiles, temporary residences, and office equipment. Aggregate operating lease expense for the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $2.8 million, and $2.4 million, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

Year	Minimum Rental Commitments
2015	$2,395
2016	1,826
2017	1,618
2018	1,160
2019	1,097
Thereafter	3,695
Total	$11,791

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

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.6 million at December 31, 2013, and we had no such instruments at December 31, 2014. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

A Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No accrual has been recorded as of December 31, 2014 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

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

In June 2010, the stockholders approved the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan that replaced the 1997 Incentive Equity Plan (the “2010 plans”) A total of 1,000,000 shares of common stock were reserved for issuance of stock options, stock appreciation rights, restricted stock, stock units and performance cash awards under this plan. During the restricted period, the recipient has the right to vote on the restricted shares and receive dividends on the unvested restricted shares. Dividends are accrued on these unvested restricted shares and ultimately paid only if the awards vest.

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

In June 2014, the stockholders approved the GulfMark Offshore, Inc. 2014 Omnibus Equity Incentive Plan (the “2014 plans”.) The 2014 plan replaced the 2010 plan. Under the 2014 plan a total of 1,000,000 shares of common stock were reserved for issuance of stock options, stock appreciation rights, restricted stock, stock units and performance cash awards under this plan. During the restricted period, the recipient has the right to vote on the restricted shares and receive dividends on the unvested restricted shares. Dividends are accrued on these unvested restricted shares and ultimately paid only if the awards vest.

Restricted stock is subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period. The holders of restricted stock have the same rights as any stockholder with respect to such shares, including the right to vote and to receive dividends, except that any dividends attributable to restricted stock are accumulated and paid when the underlying stock vests. Restricted stock vests over three years.

A summary of the unvested restricted stock awarded pursuant to our incentive equity plans as of December 31, 2014 and changes during the year are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	271,002	$42.47
Granted	176,653	44.49
Vested	(133,036)	43.38
Cancelled	(16,003)	40.83
Nonvested at December 31, 2014	298,616	43.35

	2014	2013	2012
Weighted average grant date fair value of restricted stock awards granted	$44.49	$41.64	$45.16
Fair value of restricted stock vested (in millions)	$5.9	$9.0	$10.4

Stock options granted to purchase our shares have an exercise price equal to, or greater than, the fair market value of our common stock on the date of grant. These stock options vest over three years from the date of grant and terminate at the earlier of the date of exercise or seven years from the date of grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. The expected life of an option is estimated based on historical exercise behavior. Volatility assumptions are estimated based on the average of historical volatility over the previous three years measured from the grant date. Risk-free interest rates are based on U.S. Government Zero Coupon Bonds with a maturity corresponding to the Safe Harbor term. The dividend yield is based on the previous four quarters to the date of grant divided by the average stock price for the previous 200 days. Expected forfeiture rates are estimated based on historical forfeiture experience. We used the following weighted-average assumptions to estimate the fair value of stock options granted during 2014 and 2013.

	2014	2013
Expected option life - years	4.5	4.5
Volatility	40.36%	42.69%
Risk-free interest rate	1.55%	0.70%
Dividend yield	2.10%	2.90%

The following table summarizes the stock option activity of our stock incentive plans in the indicated periods:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	112,054	$41.02	20,000	$14.11	140,000	$19.14
Granted	36,394	44.19	113,462	40.99	-	-
Forfeitures	(8,155)	42.55	(1,408)	38.93	-	-
Exercised	-	-	(20,000)	14.11	(120,000)	19.98
Outstanding at end of year	140,293	$41.75	112,054	$41.02	20,000	$14.11
Exercisable shares and weighted average exercise price	37,351	$41.02	112,054	$41.02	20,000	$14.11

Shares available for future grants at December 31:
2011 Director Plan	78,582		93,772		113,124
2010 Plan	-		378,374		657,734
2014 Plan	982,548		-		-

			Outstanding			Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
Range of Exercise Prices			Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$38.93	-	46.57	140,293	$41.75	-	37,351	$41.02
			140,293	$41.75		37,351	$41.02

The restrictions related to restricted stock awards terminate at the end of three years from the date of grant and the value of the restricted shares is amortized to expense over that period. Total amortization of stock based compensation related to restricted stock was $6.6 million, $8.9 million and $6.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total stock based compensation for stock options was $0.5 million and $0.3 million at December 31, 2014 and 2013, respectively. As of December 31, 2014, the total unrecognized compensation expense for unvested restricted stock awards was $7.9 million, and for unexercised stock options was $0.9 million. This expense is expected to be recorded over a weighted-average period of 1.2 years.

ESPP

We have an employee stock purchase plan, or ESPP, that is available to all of our U.S. employees and certain subsidiaries and is qualified under Section 423 of the Internal Revenue Code. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. We adopted FASB ASC 718, Stock Compensation, and expense these costs as compensation. Total compensation expense related to the ESPP was $0.2 million, $0.2 million and $0.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. We have authorized the issuance of up to 266,659 shares of common stock through these plans. At December 31, 2014, there were 185,763 shares remaining in reserve for future issuance. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Stock-Based Compensation.”

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

Executive Deferred Compensation Plan

We maintain an executive deferred compensation plan, or EDC Plan. Under the EDC Plan, a portion of the compensation for certain of our key employees, including officers and directors, can be deferred for payment after retirement or termination of employment. Under the EDC Plan, deferred compensation can be used to purchase our common stock or may be retained by us and earn interest at Prime plus 2%. The first 7.5% of compensation deferred must be used to purchase common stock and may be matched by us. At December 31, 2014, a total of $4.0 million had been deferred into the Prime plus 2% portion of the plan, which is included in our consolidated balance sheet.

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

(9) EMPLOYEE BENEFIT PLANS

401(k)

We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $2.1 million, $2.0 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Multi-employer Pension Obligation

Certain current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund (“MNOPF”). At December 31, 2014, we had $3.9 million accrued related to this liability, which reflects all obligations assessed on us by the fund’s trustee. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time. The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2012 and resulted in an adjusted deficit of $250 million. The amount and timing of additional potential future obligations relating to underfunding depends on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, asset performance, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In addition, our obligation could increase if other employers no longer participated in the plan. In the year ended December 31, 2014 we made contributions to the plan of $0.7 million. Our contributions do not make up more than five percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund (“MNRPF”) in a capacity similar to our participation in the MNOPF. While historically we have not been required to contribute to any deficit in the MNRPF, due to a change in the plan rules we were advised that we will be required to make contributions beginning in 2013. However, this has not happened during 2013 or 2014 despite previous communication advising that the actuarial valuation as of March 31, 2011 (the most recent valuation available) identified a total plan deficit. While we have not yet received a notification of the amount of the deficit share, we have accrued an estimate that, at December 31, 2014, amounts to $1.1 million in anticipation of this obligation

Norwegian Pension Plans

The Norwegian benefit pension plans include approximately eight of our office employees and 196 seamen and are defined benefit, multiple-employer plans, insured with Nordea Liv. We also have instituted a defined contribution plan in 2008 for shore based personnel that existing personnel could elect to participate in while discontinuing any further obligations in the defined benefit plan. All newly hired shore based personnel are required to join the defined contribution plan. Benefits under the defined benefit plans are based primarily on participants’ years of credited service, wage level at age of retirement and the contribution from the Norwegian National Insurance. A December 31, 2014 measurement date is used for the actuarial computation of the defined benefit pension plans.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Norwegian defined benefit pension plans (in thousands):

	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of the year	$9,176	$10,268
Benefit periodic cost	549	733
Interest cost	320	351
Benefits paid	(427)	(360)
Actuarial (gain) loss	410	(962)
Translation adjustment	(1,842)	(854)
Benefit obligation at year end	$8,186	$9,176

	2014	2013
Change in Plan Assets
Fair value of plan assets at beginning of the year	$7,088	$7,366
Actual return on plan assets	308	291
Contributions	622	869
Benefits paid	(264)	(203)
Administrative fee	(68)	(66)
Actuarial loss	(136)	(545)
Translation adjustment	(1,391)	(624)
Fair value of plan assets at end of year	$6,159	$7,088

	2014	2013

Funded status	$(2,028)	$(2,088)

Amounts recognized in the balance sheet consist of (in thousands):

	December 31,
	2014	2013

Other liabilities	$2,314	$2,382

	Year Ended December 31,
	2014	2013
Components of Net Period Benefit Cost
Service cost	$549	$758
Interest cost	320	363
Return on plan assets	(308)	(291)
Payroll tax	89	-
Administrative fee	68	66
Recognized net actuarial (gain) loss	623	(173)
Net periodic benefit cost	$1,341	$723

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

Weighted-average assumptions	2014	2013
Discount rate	2.3%	3.7%
Return on plan assets	3.2%	2.9%
Rate of compensation increase	2.8%	2.5%

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

	2014	2013
Equity securities	7%	4%
Property	14%	14%
Money market	23%	25%
Held-to-Maturity bonds	32%	35%
Bonds	15%	17%
Other	9%	5%
All asset categories	100%	100%

The investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.

The projected benefit obligation and the fair value of plan assets for the Norwegian pension plan were approximately $8.2 million and $6.1 million, respectively as of December 31, 2014, and $9.2 million and $7.1 million, respectively as of December 31, 2013. We expect to contribute approximately $0.6 million to the Norwegian pension plan in 2015. No plan assets are expected to be returned to us in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ended December 31,	Benefit Payments
2015	$409
2016	421
2017	434
2018	447
2019	460
Total	$2,171

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

Common Stock Issuances

During 2014, 32,866 shares were issued through the ESPP, generating approximately $1.0 million in proceeds. The provisions of the ESPP are described above in Note 8 in more detail.

A total of 176,653 and 171,564 restricted shares of our stock were granted to certain officers and key employees in 2014 and 2013, respectively, pursuant to our 2010 plan described above in Note 8, with an aggregate market value of $7.9 million and $7.0 million, respectively, on the grant dates.

Preferred Stock

We are authorized by our Certificate of Incorporation, as amended, to issue up to 2,000,000 shares of no par value preferred stock. No shares have been issued.

Stock Repurchases

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100 million of our issued and outstanding Class A common stock. The stock may be repurchased from time to time on the open market or in privately negotiated transactions. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. In February 2015, we entered into an amendment to revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases.

The value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the year ended December 31, 2014 are as follows:

Repurchase of Equity Securities
Period	Total Number of Common Shares Repurchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 - 31	-	-	-	$86,745
February 1 - 28	-	-	-	$86,745
March 1 - 31	-	-	-	$86,745
April 1 - 30	-	-	-	$86,745
May 1 - 31	-	-	-	$86,745
June 1 - 30	-	-	-	$86,745
July 1 - 31	-	-	-	$86,745
August 1 - 31	77,700	$39.05	451,319	$83,711
September 1 - 30	186,654	$35.48	637,973	$77,088
October 1 - 31	1,015,537	$29.43	1,653,510	$47,201
November 1 - 30	603,757	$29.98	2,257,267	$29,100
December 1 - 31	-	-	2,257,267	$29,100

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. The Board of Directors declared the following dividends for the years ended December 31:

	2014	2013
Dividends Declared (in thousands)	$26,214	$26,447
Dividend per share	$1.00	$1.00

In February 2015, our Board of Directors resolved to suspend the dividend payments indefinitely. Also in February 2015, we entered into an amendment to revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases.

(11) FAIR VALUE MEASUREMENTS

Each asset and liability required to be carried at fair value is classified under one of the following criteria:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Financial Instruments

At December 31, 2014, we had no open derivative contracts.

The following table presents information about our assets (liabilities) measured at fair value on a recurring and non-recurring basis as of December 31, 2014, and indicates the hierarchy we utilized to determine such fair value (in millions).

	Level 1	Level 2	Level 3	Total
Asset Held For Sale	$-	$0.7	$-	$0.7

The asset held for sale was included in other current assets on our consolidated balance sheet as of December 31, 2014.

(12) OPERATING SEGMENT INFORMATION

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

Operating income and other information regularly provided to our chief operating decision-maker is summarized in the following table (all amounts in thousands):

	North	Southeast
	Sea	Asia	Americas	Other	Total
Year Ended December 31, 2014
Revenue	$225,253	$64,753	$205,763	$-	$495,769
Direct operating expenses	113,140	22,831	100,273	-	236,244
Drydock expense	9,094	4,400	11,346	-	24,840
General and administrative expense	17,226	5,387	12,837	27,278	62,728
Depreciation and amortization	32,440	11,168	28,789	2,939	75,336
Impairment charge	8,551	444	-	-	8,995
Gain on sale of assets and other	(3,260)	(9,200)	(1,579)	-	(14,039)
Operating income (loss)	$48,062	$29,723	$54,097	$(30,217)	$101,665

Cash and cash equivalents	$19,345	$15,126	$7,959	$8,355	$50,785
Long-lived assets(a)(b)	627,728	226,920	638,706	7,064	1,500,418
Total assets	725,078	263,487	700,558	27,232	1,716,355
Capital expenditures	109,152	459	45,402	3,413	158,426

Year Ended December 31, 2013
Revenue	$184,287	$64,709	$205,608	$-	$454,604
Direct operating expenses	97,293	23,938	96,191	-	217,422
Drydock expense	10,058	5,612	8,424	-	24,094
General and administrative expense	13,884	5,673	11,415	23,555	54,527
Depreciation and amortization	23,410	11,432	26,661	2,452	63,955
(Gain) loss on sale of assets	(6,107)	82	115	40	(5,870)
Operating income (loss)	$45,749	$17,972	$62,802	$(26,047)	$100,476

Cash and cash equivalents	$23,344	$13,839	$18,018	$5,365	$60,566
Long-lived assets(a)(b)	659,109	253,711	624,386	6,821	1,544,027
Total assets	748,248	292,611	716,963	15,470	1,773,292
Capital expenditures	153,759	2,102	101,265	4,741	261,867

Year Ended December 31, 2012
Revenue	$164,273	$60,504	$164,428	$-	$389,205
Direct operating expenses	84,808	17,150	96,229	-	198,187
Drydock expense	11,587	5,923	15,770	-	33,280
General and administrative expense	16,747	3,755	10,006	24,092	54,600
Depreciation and amortization	19,368	10,604	27,421	2,329	59,722
Impairment charge	1,152	-	-	-	1,152
(Gain) loss on sale of assets	-	-	(8,744)	3	(8,741)
Operating income (loss)	$30,611	$23,072	$23,746	$(26,424)	$51,005

Cash and cash equivalents	$39,070	$19,497	$113,450	$13,158	$185,175
Long-lived assets(a)(b)	538,460	262,394	555,425	4,572	1,360,851
Total assets	643,492	306,494	786,305	9,383	1,745,674
Capital expenditures	108,767	990	80,251	2,292	192,301

(a)	Goodwill is included in the North Sea segment.

(b)

Most vessels under construction are included in other until delivered. Revenue, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location the vessel is employed, which in some instances differs from the segment that legally owns the vessel. In 2014 we had $152.0 million in revenue and $519.8 million in long-lived assets attributed to the United States, our country of domicile. In 2013, we had $152.8 million in revenue and $497.0 million in long-lived assets attributed to the United States. In 2012, we had $113.6 million in revenue and $374.4 million in long-lived assets attributed to business in the United States.

(13) UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the two years ended December 31, 2014 and 2013 are as follows:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2014
Revenues	$119,600	$131,365	$128,686	$116,118
Operating income	23,244	22,890	34,791	20,740
Net income	16,557	14,199	24,344	7,275
Per share (basic)	$0.63	$0.54	$0.92	$0.29
Per share (diluted)	$0.63	$0.54	$0.92	$0.29

2013
Revenues	$96,888	$111,348	$121,802	$124,566
Operating income	9,071	16,926	40,384	34,095
Net income	2,871	9,856	32,289	25,590
Per share (basic)	$0.11	$0.38	$1.23	$0.97
Per share (diluted)	$0.11	$0.38	$1.23	$0.97

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2014, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report with respect to our internal control over financial reporting as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Financial Statements of the Company are included in Part II, Item 8 “Financial Statements and Supplementary Data.” All schedules have been omitted because the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

See “Exhibit Index” below which is filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc. (Registrant)

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Quintin V. Kneen	Chief Executive Officer, President and Director	February 17, 2015
Quintin V. Kneen	(Principal Executive Officer)

/s/ James. M. Mitchell	Executive Vice President and Chief Financial Officer	February 17, 2015
James M. Mitchell	(Principal Financial Officer)

/s/ Samuel R. Rubio	Senior Vice President, Controller and Chief Accounting Officer	February 17, 2015
Samuel R. Rubio	(Principal Accounting Officer)

/s/ David J. Butters	Director	February 17, 2015
David J. Butters

/s/ Peter I. Bijur	Director	February 17, 2015
Peter I. Bijur

/s/ Brian R. Ford	Director	February 17, 2015
Brian R. Ford

/s/ Sheldon S. Gordon	Director	February 17, 2015
Sheldon S. Gordon

/s/ Steven W. Kohlhagen	Director	February 17, 2015
Steven W. Kohlhagen

/s/ Rex C. Ross	Director	February 17, 2015
Rex C. Ross

/s/ Charles K. Valutas	Director	February 17, 2015
Charles K. Valutas

EXHIBIT INDEX

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificate	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificate	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.5	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010

10.2	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010

10.3	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010

10.4	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010

10.5	Executive Nonqualified Excess Plan*	Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 27, 2010

10.6	Executive Nonqualified Excess Plan Adoption Agreement, amended effective January 1, 2010*	Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 27, 2010

10.7	Form of the Executive Nonqualified Excess Plan Participation Agreement*	Exhibit 10.3 to our quarterly report on Form 10-Q filed on October 27, 2010

10.8	GulfMark Offshore, Inc. Deferred Compensation Plan *	Appendix C to our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.9	GulfMark Offshore, Inc. 2011 Non-Employee Director Share Incentive Plan *	Appendix B of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.10	GulfMark Offshore, Inc. 2011 Employee Stock Purchase Plan*	Appendix A of our Proxy Statement on Form DEF 14A filed on April 29, 2011

10.11	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Bruce A. Streeter*	Exhibit 10.1 to our current report on Form 8-K filed on October 19, 2009

10.12	Amended and Restated Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and John E. Leech*	Exhibit 10.2 to our current report on Form 8-K filed on October 19, 2009

10.13	Employment Agreement dated October 14, 2009, made by and between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009

10.14	Employment Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.1 to our current report on Form 8-K filed on March 21, 2011

10.15	Employment Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013*	Exhibit 10.1 to our current report on Form 8-K filed on June 4, 2013

10.16	Change of Control Agreement between James M. Mitchell and GulfMark Offshore, Inc. dated effective as of May 30, 2013*	Exhibit 10.2 to our current report on Form 8-K filed on June 4, 2013

10.17	Change of Control Agreement between Richard M. Safier and GulfMark Offshore, Inc. dated effective as of March 15, 2011*	Exhibit 10.2 to our current report on Form 8-K filed on March 21, 2011

10.18	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009

10.19	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009

10.20	Form of Indemnification Agreement*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010

10.21

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

10.22

Amendment Agreement dated February 25, 2013, among GulfMark Americas, Inc., as original borrower, and GulfMark Offshore, Inc., as parent and original guarantor and The Royal Bank of Scotland plc, as agent, relating to the U.S. $150.0 million Facility Agreement originally dated September 21, 2012

Exhibit 10.1 to our current report on Form 8-K filed on February 26, 2013

10.23

$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of March 1, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.

Exhibit 1.1 to our current report on Form 8-K filed on March 6, 2012

10.24

$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes Due 2022 Purchase Agreement dated as of November 30, 2012 among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities, Inc.

Exhibit 1.1 to our current report on Form 8-K filed on December 6, 2012

10.25	NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement between GulfMark Rederi AS, DNB Bank ASA and others dated December 27, 2013	Exhibit 10.1 to our current report on Form 8-K filed on June 25, 2013

10.26	Addendum No. 1 to NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement dated June 20, 2013	Exhibit 10.2 to our current report on Form 8-K filed on June 25, 2013

10.27

$300 Million Multicurrency Facility Agreement dated as of September 26, 2014, between Gulfmark Americas, Inc., as original borrower, Gulfmark Offshore, Inc., as parent and original guarantor, the Royal Bank of Scotland PLC, Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A., Suntrust Robinson Humphrey, Inc. and DBS Bank Ltd. as arrangers, and the Royal Bank of Scotland PLC as agent.

Exhibit 10.1 to our current report on Form 8-K filed on October 2, 2014

10.28

Amendment and Restatement Agreement dated as of October 23, 2014 between Gulfmark Rederi AS, as borrower, the financial institutions listed on Schedule 1 thereto, as lenders, with DNB Bank ASA, as arranger, and DNB Bank ASA, as agent

Exhibit 10.1 to our current report on Form 8-K filed on October 29, 2014

10.29

NOK 600,000,000 Amended and Restated Multi-Currency Revolving Credit Facility Agreement between GulfMark Rederi AS, DNB Bank ASA and others dated December 27, 2012 as amended and restated by the Amended and Restatement Agreement in Exhibit 10.46

Exhibit 10.2 to our current report on Form 8-K filed on October 29, 2014

10.30

Amendment Agreement dated February 13, 2013 relating to a $300,000,000 Multicurrency Facility Agreement originally dated September 26, 2014 between GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, the financial institutions listed in Part 2 of Schedule 1 thereto, as lenders, the arrangers party thereto, and The Royal Bank of Scotland plc, as agent of the finance parties thereto, and as security trustee for the secured parties thereunder

Exhibit 10.1 to our current report on Form 8-K filed on February 17, 2015

10.31

Addendum dated February 13, 2015 to NOK 600,000,000 Multi-Currency Credit Facility Agreement originally dated December 27, 2012, and as amended by an Amendment and Restatement Agreement dated October 23, 2014, between GulfMark Rederi AS and DNB Bank ASA

Exhibit 10.2 to our current report on Form 8-K filed on February 17, 2015

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

101

The following materials from GulfMark Offshore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

Filed herewith