Form 10-Q
period 2015-03-31
GULFMARK OFFSHORE INC
filed 2015-04-21
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of April 17, 2015: 25,636,319.

GulfMark Offshore, Inc.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. Certain statements and information in this Form-10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

●	operational risk,
●	volatility in oil and natural gas prices,
●	catastrophic or adverse sea or weather conditions,
●	dependence on the oil and natural gas industry,
●	delay or cost overruns on construction projects or insolvency of the shipbuilders,
●	lack of shipyard or equipment availability,
●	unplanned customer suspensions, cancellations, rate reductions or non-renewals,
●	further reductions in capital expenditure budgets by customers,
●	ongoing capital expenditure requirements,
●	changes in tax laws,
●	uncertainties surrounding environmental and government regulation,
●	uncertainties surrounding deep water permitting and exploration and development activities,
●	risks relating to compliance with the Jones Act,
●	risks relating to leverage,
●	risks of foreign operations, risk of war, sabotage, piracy, cyber-attack or terrorism,
●	assumptions concerning competition, and
●	risks of currency fluctuations

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such forward-looking statements are subject to risks and uncertainties, including the risk factors discussed above and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in law or regulations and other factors, many of which are beyond our control.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$59,847	$50,785
Trade accounts receivable, net of allowance for doubtful accounts of $1,512 and $2,506, respectively	74,408	88,721
Other accounts receivable	10,093	9,410
Prepaid expenses and other current assets	20,691	17,825
Total current assets	165,039	166,741

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $433,027 and $428,538, respectively	1,351,164	1,356,839
Construction in progress	88,300	127,722
Goodwill	23,162	25,010
Intangibles, net of accumulated amortization of $19,461 and $18,741, respectively	15,137	15,857
Cash held in escrow	-	3,683
Deferred costs and other assets	20,571	20,503
Total assets	$1,663,373	$1,716,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,204	$22,494
Income and other taxes payable	4,870	4,578
Accrued personnel costs	15,951	20,403
Accrued interest expense	1,673	9,610
Other accrued liabilities	9,284	10,338
Total current liabilities	49,982	67,423
Long-term debt	560,700	544,732
Long-term income taxes:
Deferred tax liabilities	99,115	104,346
Other income taxes payable	24,678	24,730
Other liabilities	5,716	6,371
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,878 and 27,361 shares issued and 25,636 and 25,114 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	272	271
Additional paid-in capital	412,904	410,641
Retained earnings	654,277	659,403
Accumulated other comprehensive income (loss)	(74,332)	(30,665)
Treasury stock, at cost	(78,142)	(78,441)
Deferred compensation expense	8,203	7,544
Total stockholders' equity	923,182	968,753
Total liabilities and stockholders' equity	$1,663,373	$1,716,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenue	$89,092	$119,600
Costs and expenses:
Direct operating expenses	51,225	56,299
Drydock expense	8,973	7,211
General and administrative expenses	10,964	14,489
Depreciation and amortization	18,488	18,357
Total costs and expenses	89,650	96,356
Operating income (loss)	(558)	23,244
Other income (expense):
Interest expense	(8,158)	(6,740)
Interest income	44	15
Foreign currency gain (loss) and other	(673)	936
Total other expense	(8,787)	(5,789)
Income (loss) before income taxes	(9,345)	17,455
Income tax benefit (expense)	4,219	(898)
Net income (loss)	$(5,126)	$16,557
Net income (loss) per share:
Basic	$(0.21)	$0.63
Diluted	$(0.21)	$0.63
Weighted average shares outstanding:
Basic	24,603	26,352
Diluted	24,603	26,359

Cash dividend declared per common share	$-	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(5,126)	$16,557
Comprehensive income:
Foreign currency gain (loss)	(43,667)	8,175
Total comprehensive income (loss)	$(48,793)	$24,732

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2015
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compensation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2014	$271	$410,641	$659,403	$(30,665)	(2,484)	$(78,441)	$7,544	$968,753
Net loss	-	-	(5,126)	-	-	-	-	(5,126)
Issuance of common stock and other	1	3,056	-	-	-	-	-	3,057
Deferred compensation plan	-	(793)	-	-	(42)	(659)	659	(793)
Stock repurchases	-	-	-	-	5	958	-	958
Translation adjustment	-	-	-	(43,667)	-	-	-	(43,667)
Balance at March 31, 2015	$272	$412,904	$654,277	$(74,332)	(2,521)	$(78,142)	$8,203	$923,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,126)	$16,557
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	18,488	18,357
Stock-based compensation	1,804	1,640
Amortization of deferred financing costs	582	463
Provision for doubtful accounts receivable, net of write-offs	(892)	(226)
Deferred income tax benefit	(4,534)	(245)
Foreign currency transaction (gain) loss	566	(242)
Change in operating assets and liabilities:
Accounts receivable	10,722	(2,699)
Prepaids and other	(3,559)	(3,044)
Accounts payable	(3,763)	(2,756)
Other accrued liabilities and other	(11,730)	(10,156)
Net cash provided by operating activities	2,558	17,649
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(11,618)	(96,117)
Release of deposits held in escrow	3,683	-
Proceeds from disposition of vessels and equipment	715	-
Net cash used in investing activities	(7,220)	(96,117)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	16,000	50,045
Cash dividends	-	(6,824)
Debt issuance costs	(1,191)	-
Proceeds from issuance of stock	307	288
Net cash provided by financing activities	15,116	43,509
Effect of exchange rate changes on cash	(1,392)	98
Net increase (decrease) in cash and cash equivalents	9,062	(34,861)
Cash and cash equivalents at beginning of the period	50,785	60,566
Cash and cash equivalents at end of period	$59,847	$25,705
Supplemental cash flow information:
Interest paid, net of interest capitalized	$15,361	$14,407
Income taxes paid, net	396	859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)           GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries and predecessors. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our 2014 Form 10-K.

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

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share amounts)
Income (loss):
Net income (loss)	$(5,126)	$16,557
Less: Distributions on participating securities	-	-
Less: Undistributed income allocated to participating securities	-	-
Basic	$(5,126)	$16,557
Diluted	$(5,126)	$16,557
Shares:
Basic
Weighted-average common shares outstanding	24,603	26,352
Dilutive effect of stock options and restricted stock awards	-	7
Diluted	24,603	26,359
Income (loss) per common share:
Basic	$(0.21)	$0.63
Diluted	$(0.21)	$0.63

(2)           VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 2015 and March 31, 2014, we capitalized $1.2 million and $2.7 million of interest, respectively.

At December 31, 2014, we classified a North Sea vessel as an asset held for sale and determined that its carrying value was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.5 million which was included in our results of operations as impairment. The adjusted carrying value of this vessel was based on a purchase and sale agreement. In January 2015, we completed the sale of the asset at its carrying value.

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

In 2012, we signed agreements with two U.S. shipyards (Thoma-Sea and BAE Systems) contracting the two shipyards to build two U.S. flagged PSVs each for the U.S. Gulf of Mexico region. The original estimated total cost of these four PSVs was approximately $168.0 million. The Thoma-Sea vessels have been delivered. The first was delivered in the second quarter of 2014, while the second vessel was delivered in January 2015. Neither of the BAE vessels have been delivered. In addition, both vessels are past the delivery date in the original contract. The current schedule anticipates delivery of the remaining two vessels in the third quarter of 2015 and first quarter of 2016 and additional delays may occur. We are in discussions with BAE to resolve issues arising from the significant delays and other technical problems associated with construction and delivery.

Also in 2012, we placed $52.4 million in escrow related to the two Thoma-Sea new-builds described above and in the table below. Progress payments were drawn from escrow as they became due. There was $3.7 million remaining in escrow, which was presented in long-term assets in the balance sheet as of December 31, 2014, and which were released to Thoma-Sea upon the delivery of the second vessel in January 2015. Funds in the escrow account were invested in U.S. government securities.

In April 2014, we approved the construction of an additional North Sea PSV with an estimated total cost of $60.0 million and an expected delivery date in the first quarter of 2016.

The following tables illustrate the details of the vessels under construction and the vessels added or acquired:

Vessels Under Construction as of April 20, 2015
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
BAE Systems	Americas	LgPSV	Q3 2015	286	10,960	5,300	$ 48.0
BAE Systems	Americas	LgPSV	Q1 2016	286	10,960	5,300	$ 48.0
Simek	N. Sea	LgPSV	Q1 2016	304	11,935	4,700	$ 60.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessels Disposed of Since December 31, 2014
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Jan-15

Vessel Additions Since December 31, 2014
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

Regulus	Americas	LgPSV	2015	272	9,849	3,580	Jan-15

(1) LgPSV - Large Platform Supply Vessel
(2)BHP - Brake Horsepower
(3)DWT - Deadweight Tons

(3)           LONG-TERM DEBT

Our long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	60,000	44,000
	560,000	544,000
Debt Premium	700	732
Total	$560,700	$544,732

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2015	$-
2016	-
2017	-
2018	-
2019	60,000
Thereafter	500,000
Total	$560,000

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

At March 31, 2015, the fair value of the Senior Notes, based on quoted market prices, was approximately $391.3 million, compared to a carrying amount of $500.7 million.

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

In February 2015, we entered into an amendment to the Multicurrency Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. We paid an additional $1.0 million in fees and our unused commitment fee rate increased by 12.5 basis points to 50 basis points.

The Multicurrency Facility Agreement, as amended, is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty to the Multicurrency Facility Agreement.

We have unamortized fees paid to the arrangers, the agent and the security trustee of the Old Facility totaling $4.9 million at March 31, 2015, which fees are being amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement. We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. The Multicurrency Facility Agreement is subject to certain financial covenants. At March 31, 2015, we were in compliance with all the covenants under this agreement and had $60.0 million borrowed and outstanding. The weighted average interest rate applicable to amounts outstanding at March 31, 2015 was 2.44%.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $74.0 million) at any one time outstanding, subject to certain terms and conditions. We paid fees to the Norwegian Lender totaling $1.3 million, which are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method. On October 23, 2014, we entered into an additional amendment to the Norwegian Facility Agreement which extended the scheduled maturity date from September 30, 2017 to September 30, 2019 and revised certain financial covenants. Loans under the Norwegian Facility Agreement accrue interest at Norwegian InterBank Offered Rate (“NIBOR”), plus an applicable margin based on our capitalization ratio. The fee for unused commitments is 0.5% per annum.

In February 2015, we entered into an amendment to the Norwegian Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. We paid an additional $0.2 million in fees and our unused commitment fee rate increased by 12.5 basis points to 62.5 basis points.

The Norwegian Facility Agreement, as amended, is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At March 31, 2015 we had no amounts borrowed and outstanding and were in compliance with all the covenants under this agreement.

(4)           INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). We consider earnings of our foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these permanently reinvested earnings.

In recent years, we repatriated cash from our foreign subsidiaries current year foreign earnings and recognized U.S. tax expense, net of available credits, on those occasions. The incremental tax rate associated with these repatriations was approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses. No amounts are expected or forecasted to be repatriated in 2015.

(5)           STOCKHOLDERS’ EQUITY

Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100 million of our issued and outstanding Class A common stock. The stock may be repurchased from time to time on the open market or in privately negotiated transactions. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with SEC and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. In February 2015, we entered into an amendment to revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases.

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. In February 2015, our Board of Directors resolved to suspend the dividend payments indefinitely. Also in February 2015, we entered into an amendment to our revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability to make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. The Board of Directors declared the following dividends for the quarter ended March 31:

	Quarter Ended	Quarter Ended
	March 31, 2015	March 31, 2014
Dividends Declared (in thousands)	$-	$6,654
Dividend per share	$-	$0.25

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

In 2012, we were made aware that a Brazilian state in which we have operated vessels has asserted that certain companies could be assessed for state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No liability has been accrued as of March 31, 2015 associated with any possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

(7)           NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” These amendments require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. Subsequently, the FASB met in early 2015 and delayed the effective date until January 1, 2018.

In January 2015, the FASB issued ASU No. 2015-01 – “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)”, which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We are currently evaluating the impact, if any, this ASU will have on our ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02 – “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. We are currently evaluating the impact, if any, this ASU will have on our ongoing financial reporting.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2015
Revenue	$40,200	$13,329	$35,563	$-	$89,092
Direct operating expenses	24,165	4,183	22,877	-	51,225
Drydock expense	2,933	659	5,381	-	8,973
General and administrative	2,062	1,123	2,756	5,023	10,964
Depreciation expense	7,222	2,594	7,846	826	18,488
Operating income (loss)	$3,818	$4,770	$(3,297)	$(5,849)	$(558)

Quarter Ended March 31, 2014
Revenue	$52,623	$18,304	$48,673	$-	$119,600
Direct operating expenses	26,729	5,484	24,086	-	56,299
Drydock expense	2,668	1,553	2,990	-	7,211
General and administrative	3,492	1,362	3,117	6,518	14,489
Depreciation expense	7,823	2,896	6,806	832	18,357
Operating income (loss)	$11,911	$7,009	$11,674	$(7,350)	$23,244

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 75 active vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At April 20, 2015, our active fleet includes 72 owned vessels and three managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our repair and maintenance expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the quarter ended March 31, 2015, we completed 205 drydock days compared to 187 drydock days in the same 2014 period.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.

Goodwill

The recent decline in crude oil prices has impacted exploration and development operations world-wide and has significantly impacted the offshore drilling and support sector. Generally, we assess goodwill in our North Sea segment for impairment in the third quarter of each year. As of December 31, 2014, we considered the recent impact to our industry as a triggering event and performed a Step 1 impairment assessment of goodwill that did not indicate impairment. We have continued to monitor our assumptions and oil industry conditions. We did not identify any additional circumstances in the first quarter of 2015 that would require an impairment assessment but will continue our monitoring throughout this year.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended
	March 31,
	2015	2014
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$40,200	$52,623
Southeast Asia Based Fleet	13,329	18,304
Americas Based Fleet	35,562	48,673

Average Rates Per Day Worked (b):
North Sea Based Fleet (c)	$18,353	$22,123
Southeast Asia Based Fleet	13,880	15,312
Americas Based Fleet	19,724	22,496

Overall Utilization (b):
North Sea Based Fleet	83.1%	90.4%
Southeast Asia Based Fleet	85.0%	86.2%
Americas Based Fleet	76.9%	86.4%

Average Owned Vessels (d):
North Sea Based Fleet (c)	29.2	29.1
Southeast Asia Based Fleet	13.0	16.0
Americas Based Fleet	29.9	28.0
Total	72.1	73.1

(a)	Includes owned and managed vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

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

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

For the quarter ended March 31, 2015, we had a net loss of $5.1 million, or $0.21 per diluted share, on revenues of $89.1 million. For the same period in 2014, net income was $16.6 million, or $0.63 per diluted share, on revenues of $119.6 million.

Our revenues for the quarter ended March 31, 2015 decreased $30.5 million, or 25.5%, compared to the first quarter of 2014. A downturn in the market precipitated by a substantial decline in the price of crude oil was the primary reason for this decline, causing a decrease in utilization of 11 percentage points, which decreased revenue by $17.8 million. Concurrently, our day rates decreased from $22,456 per day to $19,724 per day decreasing revenue by $9.7 million. In addition, the strengthening U.S. dollar caused a currency related decrease of $6.3 million, as a large portion of our revenue is earned in foreign currencies. Offsetting these decreases was an increase in capacity that added $3.3 million to revenue for the quarter. The net capacity impact was the result of a new vessel delivery in the first quarter of 2015 and the overall effect of the addition of four vessels and the sale of five vessels in 2014.

Operating income decreased $23.8 million, from $23.2 million in the first quarter of 2014 to a loss of $0.6 million during the same 2015 quarter. This decrease is due primarily to the lower revenue coupled with a $1.8 million increase in drydock expense, as the number of drydock days during the first quarter of 2015 was higher than during the same quarter last year. This was offset by a decrease in direct operating expense of $5.1 million as well as a decrease in general and administrative expenses of $3.5 million resulting largely from across the board cost cutting measures implemented in light of the market downturn. Depreciation expense remained constant from period to period.

North Sea

Revenues in the North Sea decreased by $12.4 million to $40.2 million, or 23.6%, in the first quarter of 2015 compared to the same 2014 quarter. Utilization decreased from 90.4% in the first quarter of 2014 to 83.1% in the current quarter, which decreased revenue by $4.7 million. In addition, day rates decreased from $22,123 in last year’s quarter to $18,353 this quarter, decreasing revenue by $2.8 million. The strengthening U.S. dollar contributed $5.8 million to the decrease in revenue. Capacity increased revenue by $0.9 million as the region experienced the effect of two vessels sales and the addition of three new build vessels in 2014. Operating income decreased $8.1 million from the same 2014 quarter due mainly to lower revenue and higher drydock expense of $0.3 million, offset by lower direct operating expenses of $2.6 million and lower general and administrative expenses of $1.4 million resulting from cost cutting measures. Depreciation expense decreased by $0.6 million related to the currency fluctuations.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $5.0 million, or 27.2%, to $13.3 million in the first quarter of 2015 compared to the same 2014 quarter. Utilization decreased by one percentage point which decreased revenue by $1.6 million from the first quarter 2014. Day rates decreased from $15,312 during last year’s quarter to $13,880 for the current quarter, decreasing revenue by $1.5 million. In addition, the sale of three older vessels late in 2014 caused a decrease in revenue of $1.9 million. Operating income was $4.8 million in the first quarter of 2015, compared to $7.0 million for the same period in 2014. The $2.2 million decrease is due to lower revenue, partially offset by lower direct operating expenses of $1.3 million and lower general and administrative expenses, both related to cost cutting initiatives. In addition, drydock expense was lower by $0.9 million due to a decrease of 20 drydock days in the current year quarter. Depreciation expense decreased by $0.3 million due to the decrease in fleet size in the region.

Americas

The Americas region revenues decreased by $13.1 million to $35.6 million in the first quarter of 2015 compared to the same 2014 quarter. Utilization decreased from 86.4% during the first quarter of 2014 to 67.4% during the current quarter, which negatively impacted revenue by $11.5 million. Average day rates in the region decreased from $22,496 in the first quarter of 2014 to $19,724 in the current year quarter, decreasing revenue by an additional $5.4 million. The strong U.S. dollar had an impact on our Brazil operation and decreased revenue by $0.5 million. Partially offsetting these decreases was an increase in capacity of $4.3 million due to the full quarter effect of a new-build delivered during the second quarter of 2014 and another one delivered early in the first quarter of 2015. Operating income for the region decreased from $11.7 million during the first quarter of 2014 to a loss of $3.3 million during the current year quarter. The decrease in revenue was the main driver for the decrease, however drydock expense resulting from 47 additional drydock days also increased by $2.4 million during the 2015 quarter. Depreciation expense increased by $1.0 million due to the two additional vessels in the region. Partially offsetting these increases was a decrease in direct operating expenses of $1.2 million and general and administrative expenses of $0.3 million due to cost cutting measures.

Other

Other expenses in the first quarter of 2015 increased by $3.0 million, to $8.8 million due to higher interest expense of $1.4 million as we had a higher outstanding debt balance and lower capitalized interest during the 2015 quarter. In addition, we had higher costs attributable to foreign currency losses and, in 2014, we had other income associated with a terminated vessel sale that was not recurring in 2015.

Tax Rate

Our effective tax rate for the first quarter of 2015 was a benefit of 45.2%. This compares to a 5.1% effective tax rate for the first quarter of 2014. The change in rate from the prior year is primarily attributable to the earnings mix between our higher and lower tax jurisdictions.

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

We are currently in the latter stages of a 12 vessel new-build program that was initiated in 2011. Beginning in the second quarter of 2013, we have delivered seven vessels to our North Sea region and two vessels to our Americas region. We currently have two remaining vessels under construction in the U.S. and one vessel, with Arctic capabilities, under construction in Norway. Both remaining U.S. vessels are past the delivery dates in the original contract. The current schedule anticipates delivery of these vessels in the third quarter of 2015 and first quarter of 2016 and additional delays may occur. We are in discussions with the shipyard to resolve issues arising from the significant delays and other technical problems associated with construction and delivery. The Norway vessel will deliver during the first quarter 2016. We expect to pay approximately $75.0 million through the first quarter 2016 to complete these new-build vessels.

We have issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022 (the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15. We also have a line of credit financing available under our Multicurrency Facility Agreement that provides us with $300.0 million of borrowing capacity, secured by our Americas region vessels, through September 2019 and under our Norwegian Facility Agreement that provides us with 600.0 million NOK (approximately $74.0 million at March 31, 2015) of borrowing capacity, secured by our Norwegian flagged vessels, through September 2017. The Multicurrency Facility Agreement was entered into on September 26, 2014 and replaced our previous facility agreement that provided $150.0 million of borrowing capacity. In addition, we have the option under the Multicurrency Facility Agreement to request increases in aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million. In February 2015, we entered into amendments to our Multicurrency and Norwegian Facility Agreements that reduced the requirement under the covenants governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments beyond permitted amounts for dividends, acquisitions or share repurchases. At March 31, 2015, we were in compliance with all covenants associated with our loan agreements and all covenants associated with the indenture that governs the Senior Notes.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $22.0 million in 2015, of which we have expensed $9.0 million in the first three months of 2015.

Beginning in the fourth quarter of 2014, the industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. This downturn has impacted the operational plans for the major oil companies and consequently has affected the drilling and support service sector.  As a result, we have experienced a negative impact on day rates and utilization in the first quarter on 2015. In response to the downturn and the lower day rates, we have made changes to our cost structure, particularly to our onshore and offshore salaries and benefits.  We are beginning to adjust staffing and compensation levels and more closely control maintenance and outside services costs.

Net working capital at March 31, 2015, was $115.1 million. Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2015. Net cash used in investing activities was $7.2 million. Net cash provided by financing activities was $15.1 million.

At March 31, 2015, we had approximately $59.8 million of cash on hand, approximately $60.0 million drawn under our Multicurrency Facility Agreement, and $500.0 million outstanding under our Senior Notes. At March 31, 2015, we had approximately $314.0 million of borrowing capacity under our Multicurrency and Norwegian Facility Agreements.

As of March 31, 2015, 99% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. and as such we have not provided for U.S. income tax expense on these unremitted earnings.

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

We anticipate that cash on hand, future cash flow from operations for 2015, and access to our revolving credit facilities will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. This expectation, however, is dependent upon the success of our operations.

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

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 45.1% of our total consolidated revenue for the three months ended March 31, 2015. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars. In the first quarter of 2015 and 2014, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended March 31,
	2015	2014
	1 US$ =

GBP	0.660	0.604
NOK	7.750	6.093
Euro	0.888	0.730
Brazilian Real	2.851	2.362
Singapore Dollar	1.356	1.269

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

Reflected in the accompanying consolidated balance sheet at March 31, 2015, is a loss of $74.3 million in accumulated other comprehensive income (“accumulated OCI”) primarily relating to the change in exchange rates at March 31, 2015 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of December 31, 2014, our management determined that our internal controls over financial reporting were effective. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Date: April 20, 2015

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

10.1

Amendment Agreement dated February 13, 2015 relating to a $300,000,000 Multicurrency Facility Agreement originally dated September 26, 2014 between GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, the financial institutions listed in Part 2 of Schedule 1 thereto, as lenders, the arrangers party thereto, and The Royal Bank of Scotland plc, as agent of the finance parties thereto, and as security trustee for the secured parties thereunder

Exhibit 10.1 to our current report on Form 8-K filed on February 17, 2015

10.2

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

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.