Form 10-Q
period 2015-06-30
GULFMARK OFFSHORE INC
filed 2015-07-22
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of July 21, 2015: 25,694,388.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$78,390	$50,785
Trade accounts receivable, net of allowance for doubtful accounts of $1,477 and $2,506, respectively	70,634	88,721
Other accounts receivable	8,158	9,410
Prepaid expenses and other current assets	21,057	17,825
Total current assets	178,239	166,741

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $461,485 and $428,538, respectively	1,369,451	1,356,839
Construction in progress	90,799	127,722
Goodwill	23,755	25,010
Intangibles, net of accumulated amortization of $20,182 and $18,741, respectively	14,416	15,858
Cash held in escrow	-	3,683
Deferred costs and other assets	20,131	20,502
Total assets	$1,696,791	$1,716,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,010	$22,494
Income and other taxes payable	6,174	4,578
Accrued personnel costs	14,617	20,403
Accrued interest expense	9,649	9,610
Other accrued liabilities	6,888	10,338
Total current liabilities	50,338	67,423
Long-term debt	572,669	544,732
Long-term income taxes:
Deferred tax liabilities	93,603	104,346
Other income taxes payable	25,378	24,730
Other liabilities	6,127	6,371
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,934 and 27,361 shares issued and 25,706 and 25,114 outstanding, respectively; Class B Common Stock $0.01 par value; 60,000 shares authorized; no shares issued	272	271
Additional paid-in capital	414,751	410,641
Retained earnings	646,043	659,403
Accumulated other comprehensive income	(43,042)	(30,665)
Treasury stock, at cost	(77,792)	(78,441)
Deferred compensation expense	8,444	7,544
Total stockholders' equity	948,676	968,753
Total liabilities and stockholders' equity	$1,696,791	$1,716,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Revenue	$74,461	$131,365	$163,553	$250,965
Costs and expenses:
Direct operating expenses	45,946	59,724	97,171	116,023
Drydock expense	2,436	4,685	11,409	11,896
General and administrative expenses	11,521	17,403	22,485	31,892
Depreciation and amortization	18,765	19,204	37,253	37,561
Impairment charge	-	7,459	-	7,459
Total costs and expenses	78,668	108,475	168,318	204,831
Operating income (loss)	(4,207)	22,890	(4,765)	46,134
Other income (expense):
Interest expense	(8,194)	(7,422)	(16,352)	(14,162)
Interest income	74	15	118	30
Foreign currency loss and other	(30)	578	(703)	1,514
Total other expense	(8,150)	(6,829)	(16,937)	(12,618)
Income (loss) before income taxes	(12,357)	16,061	(21,702)	33,516
Income tax benefit (provision)	4,112	(1,862)	8,331	(2,760)
Net income (loss)	$(8,245)	$14,199	$(13,371)	$30,756
Earnings (loss) per share:
Basic	$(0.33)	$0.54	$(0.54)	$1.17
Diluted	$(0.33)	$0.54	$(0.54)	$1.17
Weighted average shares outstanding:
Basic	24,696	26,425	24,650	26,389
Diluted	24,696	26,433	24,650	26,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income (loss)	$(8,245)	$14,199	$(13,371)	$30,756
Comprehensive income:
Foreign currency gain (loss)	31,290	7,709	(12,377)	15,884
Total comprehensive income (loss)	$23,045	$21,908	$(25,748)	$46,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2014	$271	$410,641	$659,403	$(30,665)	(2,484)	$(78,441)	$7,544	$968,753
Net loss	-	-	(13,371)	-	-	-	-	(13,371)
Dividends	-	-	11	-	-	-	-	11
Issuance of common stock	1	5,306	-	-	-	-	-	5,307
Treasury stock	-	-	-	-	19	1,549	-	1,549
Deferred compensation plan	-	(1,196)	-	-	(50)	(900)	900	(1,196)
Translation adjustment	-	-	-	(12,377)	-	-	-	(12,377)
Balance at June 30, 2015	$272	$414,751	$646,043	$(43,042)	(2,515)	$(77,792)	$8,444	$948,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(13,371)	$30,756
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	37,253	37,561
Amortization of stock-based compensation	3,649	3,790
Amortization of deferred financing costs	1,205	926
Provision for doubtful accounts receivable, net of write-offs	(955)	2,174
Impairment charge	-	7,459
Deferred income tax provision (benefit)	(9,925)	138
Foreign currency transaction loss	(477)	(932)
Change in operating assets and liabilities:
Accounts receivable	19,082	(28,440)
Prepaids and other	(3,510)	(3,048)
Accounts payable	(9,371)	1,053
Other accrued liabilities and other	(6,240)	(1,956)
Net cash provided by operating activities	17,340	49,481
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(21,304)	(121,631)
Release of deposits held in escrow	3,683	5,060
Proceeds from disposition of vessels and equipment	715	-
Net cash used in investing activities	(16,906)	(116,571)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	28,000	50,045
Repayment of secured credit facilities	-	(5,000)
Cash dividends	-	(13,421)
Debt issuance costs	(1,226)	-
Proceeds from issuance of stock	528	522
Net cash provided by financing activities	27,302	32,146
Effect of exchange rate changes on cash	(131)	318
Net increase (decrease) in cash and cash equivalents	27,605	(34,626)
Cash and cash equivalents at beginning of the period	50,785	60,566
Cash and cash equivalents at end of period	$78,390	$25,940
Supplemental cash flow information:
Interest paid, net of interest capitalized	$14,773	$12,387
Income taxes paid, net	934	2,362

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income:	(In thousands, except per share amounts)
Net income (loss) attributable to common stockholders	$(8,245)	$14,199	$(13,371)	$30,756
Undistributed income allocated to participating securities	-	-	-	-
Basic	(8,245)	14,199	(13,371)	30,756
Undistributed income allocated to participating securities	-	-	-	-
Undistributed income reallocated to participating securities	-	-	-	-
Diluted	$(8,245)	$14,199	$(13,371)	$30,756
Shares:
Basic
Weighted-average common shares outstanding	24,696	26,425	24,650	26,389
Dilutive effect of stock options and restricted stock awards	-	8	-	7
Diluted	24,696	26,433	24,650	26,396
Income (loss) per common share:
Basic	$(0.33)	$0.54	$(0.54)	$1.17
Diluted	$(0.33)	$0.54	$(0.54)	$1.17

(2)	VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three and six month periods ended June 30, 2015, we capitalized $1.3 million and $2.5 million of interest, respectively. During the three and six month periods ended June 30, 2014, we capitalized $2.2 million and $3.8 million of interest, respectively.

In July 2015, we sold one of our North Sea region vessels and we expect to record a gain of approximately $0.7 million.

At December 31, 2014, we classified a North Sea vessel as an asset held for sale and determined that its carrying value was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.5 million which was included in our results of operations as impairment. The adjusted carrying value of this vessel was based on a purchase and sale agreement. In January 2015, we completed the sale of the asset at approximately its carrying value.

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

In 2012, we signed agreements with two U.S. shipyards (Thoma-Sea and BAE Systems) contracting the two shipyards to build two U.S. flagged PSVs each for the U.S. Gulf of Mexico region. The original estimated total cost of these four PSVs was approximately $168.0 million. The Thoma-Sea vessels have been delivered. The first was delivered in the second quarter of 2014, while the second vessel was delivered in January 2015. Neither of the BAE vessels have been delivered. In addition, both vessels are past the delivery date in the original contract. The current schedule anticipates delivery of the remaining two vessels in the fourth quarter of 2015 and second quarter of 2016 and additional delays may occur. We are in discussions with BAE to resolve issues arising from the significant delays and other technical problems associated with construction and delivery.

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

The following tables illustrate the details of the vessels under construction and the vessels added or acquired:

Vessels Under Construction as of July 22, 2015
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
BAE Systems	Americas	LgPSV	Q4 2015	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q2 2016	286	10,960	5,300	$48.0
Simek	N. Sea	LgPSV	Q1 2016	304	11,935	4,700	$60.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessels Disposed of Since December 31, 2014
			Year	Length			Month
Vessel	Region	Type(1)	Built	(feet)	BHP(2)	DWT(3)	Disposed

North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Jan-15
Highland Trader	N. Sea	LgPSV	1996	220	5,450	3,115	Jul-15

(1) LgPSV - Large Platform Supply Vessel

(2)BHP - Brake Horsepower

(3)DWT - Deadweight Tons

(3)	LONG-TERM DEBT

Our long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	72,000	44,000
	572,000	544,000
Debt Premium	670	732
Total	$572,670	$544,732

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2015	$-
2016	-
2017	-
2018	-
2019	72,000
Thereafter	500,000
Total	$572,000

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

At June 30, 2015, the fair value of the Senior Notes, based on quoted market prices, was approximately $375.6 million, compared to a carrying amount of $500.7 million.

Multicurrency Facility Agreement

On September 21, 2012, we entered into a Multicurrency Facility Agreement, amended on February 25, 2013, (the “Old Facility”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower, and a group of financial institutions as lenders. The Old Facility had a scheduled maturity date of September 21, 2017 and committed the lenders to provide loans up to an aggregate principal amount of $150.0 million at any one time outstanding. Loans under the Old Facility accrued interest at the London InterBank Offered Rate (“LIBOR”), which margin was 2.25% at June 30, 2015.

On September 26, 2014, we terminated the Old Facility and we entered into a new Multicurrency Facility Agreement (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions, that included all the financial institutions who provided credit under the Old Facility, as lenders (the “Lenders”). This new facility has a scheduled maturity date of September 26, 2019 and commits the Lenders to provide revolving loans up to $300.0 million at any one time outstanding, subject to certain terms and conditions, and contains sublimits for swingline loans and the issuance of letters of credit. The Borrower has the option to request increases in the aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million, also subject to certain terms and conditions. Revolving loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin, and swingline loans will accrue interest at the alternate base rate margin. The applicable margin will be based on our most recent capitalization ratio. The fee for unused commitments is 37.5 basis points per annum. The unused borrowing capacity at June 30, 2015 under the Multicurrency Facility Agreement was $228.0 million.

In February 2015, we entered into an amendment to the Multicurrency Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments for dividends, acquisitions or share repurchases. We paid an additional $1.0 million in fees and our unused commitment fee rate increased by 12.5 basis points to 50 basis points.

The Multicurrency Facility Agreement, as amended, is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty to the Multicurrency Facility Agreement.

We have unamortized fees paid to the arrangers, the agent and the security trustee of the Old Facility totaling $5.3 million at June 30, 2015, which fees are being amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement. We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. The Multicurrency Facility Agreement is subject to certain financial covenants. At June 30, 2015, we were in compliance with all the covenants under this agreement and had $72.0 million borrowed and outstanding. The weighted average interest rate applicable to amounts outstanding at June 30, 2015 was 2.46%.

On July 2, 2015, we entered into an amendment to the Multicurrency Facility Agreement that, among other changes, (a) reduced the interest coverage ratio requirements applicable to certain periods, (b) changed the required collateral to lenders’ commitments ratio for certain periods, (c) added a new mechanism for curing defaults on financial covenants and (d) removed a requirement that we take delivery of certain vessels. In return for the amendment, the lenders required that we agree to certain changes, including (u) increasing the commitment fee during certain periods to 75 basis points, (v) reducing commitments under the facility from $300.0 million to $200.0 million, (w) increasing the rate of interest accruing under the facility to LIBOR plus a margin, which is currently 2.75%, (x) adding a new covenant that liquidity not be less than $50.0 million, (y) reducing the amounts of business acquisitions, collateral dispositions, capital expenditures, joint ventures, distributions to equity holders and indebtedness permitted during certain periods and (z) subjecting certain affiliate parties that are not obligors to the Multicurrency Facility Agreement’s limitations on business acquisitions, capital expenditures and joint ventures during certain periods. The unused borrowing capacity subsequent to this amendment, and after giving effect to standby letters of credit, under the Multicurrency Facility Agreement was $126.4 million. We paid an additional $1.0 million in fees to close this amendment which will be capitalized and amortized over the remaining term of the Multicurrency Facility Agreement. In addition, since we reduced our overall borrowing capacity under the Multicurrency Facility Agreement, we are required to expense a portion of the debt issue costs currently deferred on our consolidated balance sheet. As a result, in conjunction with closing the amendment, we charged $1.7 million to interest expense in the third quarter of 2015.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $76.4 million) at any one time outstanding, subject to certain terms and conditions. We paid fees to the Norwegian Lender totaling $1.3 million, which are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method. On October 23, 2014, we entered into an additional amendment to the Norwegian Facility Agreement which extended the scheduled maturity date from September 30, 2017 to September 30, 2019 and revised certain financial covenants. Loans under the Norwegian Facility Agreement accrue interest at Norwegian InterBank Offered Rate (“NIBOR”), plus an applicable margin based on our capitalization ratio. The fee for unused commitments is 50 basis points per annum.

In February 2015, we entered into an amendment to the Norwegian Facility Agreement that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments for dividends, acquisitions or share repurchases. We paid an additional $0.2 million in fees.

The Norwegian Facility Agreement, as amended, is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At June 30, 2015 we had no amounts borrowed and outstanding and were in compliance with all the covenants under this agreement.

On July 7, 2015, we entered into an amendment to the Norwegian Facility Agreement that, among other changes, (a) modified the interest coverage ratio requirements applicable to certain periods to conform to the interest coverage ratio requirements applicable to the same periods as set forth in the Multicurrency Facility Agreement, as amended and described above, (b) added a new covenant that liquidity not be less than $50.0 million and (c) increased the commitment fee. The borrowing capacity under Norwegian Facility Agreement did not change. Our unused commitment fee rate increased to 65 basis points.

(4)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). We consider earnings of our foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on these permanently reinvested earnings.

In recent years, we repatriated cash from our foreign subsidiaries current year foreign earnings and recognized U.S. tax expense, net of available credits. The incremental tax rate associated with these repatriations was approximately 30% with no U.S. cash tax requirement due to utilization of U.S. net operating losses. No amounts are expected or forecasted to be repatriated in 2015.

(5)	STOCKHOLDERS’ EQUITY

Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100 million of our issued and outstanding Class A common stock. The stock may be repurchased from time to time on the open market or in privately negotiated transactions. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with SEC and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. In February 2015, we entered into an amendment to revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments for dividends, acquisitions or share repurchases.

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. In February 2015, our Board of Directors resolved to suspend the dividend payments indefinitely. Also in February 2015, we entered into an amendment to our revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability to make certain payments for dividends, acquisitions or share repurchases. The Board of Directors declared the following dividends for the six months and quarters ended June 30, 2015 and June 30, 2014:

	Six Months Ended	Six Months Ended	Quarter Ended	Quarter Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Dividends Declared (in thousands)	$-	$13,338	$-	$6,684
Dividend per share	$-	$0.50	$-	$0.25

(6)	COMMITMENTS AND CONTINGENCIES

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

In 2012, a Brazilian state in which we have operated vessels asserted that certain companies could be assessed state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No accrual has been recorded as of June 30, 2015 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2015
Revenue	$36,578	$10,989	$26,894	$-	$74,461
Direct operating expenses	22,845	4,947	18,154	-	45,946
Drydock expense	32	906	1,498	-	2,436
General and administrative expenses	2,579	1,265	2,359	5,318	11,521
Depreciation and amortization expense	7,335	2,605	7,941	884	18,765
Operating income (loss)	$3,787	$1,266	$(3,058)	$(6,202)	$(4,207)

Quarter Ended June 30, 2014
Revenue	$58,254	$17,431	$55,680	$-	$131,365
Direct operating expenses	29,214	5,395	25,115	-	59,724
Drydock expense	1,381	1,940	1,364	-	4,685
General and administrative expenses	5,762	1,404	3,223	7,014	17,403
Depreciation and amortization expense	8,434	2,899	7,206	665	19,204
Impairment charge	7,015	444	-	-	7,459
Operating income (loss)	$6,448	$5,349	$18,772	$(7,679)	$22,890

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2015
Revenue	$76,778	$24,318	$62,457	$-	$163,553
Direct operating expenses	47,010	9,130	41,031	-	97,171
Drydock expense	2,965	1,565	6,879	-	11,409
General and administrative expenses	4,641	2,388	5,115	10,341	22,485
Depreciation and amortization expense	14,557	5,199	15,787	1,710	37,253
Operating income (loss)	$7,605	$6,036	$(6,355)	$(12,051)	$(4,765)

Six Months Ended June 30, 2014
Revenue	$110,877	$35,735	$104,353	$-	$250,965
Direct operating expenses	55,943	10,879	49,201	-	116,023
Drydock expense	4,049	3,493	4,354	-	11,896
General and administrative expenses	9,254	2,766	6,340	13,532	31,892
Depreciation and amortization expense	16,257	5,795	14,012	1,497	37,561
Impairment charge	7,015	444	-	-	7,459
Operating income (loss)	$18,359	$12,358	$30,446	$(15,029)	$46,134

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 74 active vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At July 22, 2015, our active fleet includes 71 owned vessels and three managed vessels.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our repair and maintenance expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the three and six month periods ended June 30, 2015, we completed 60 and 265 drydock days compared to 98 and 286 drydock days in the same periods last year.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.

Long-Lived Assets and Goodwill

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

In late 2014 the industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. This downturn has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. As a result, we have experienced a negative impact on day rates and utilization in the first six months of 2015. Consequently, during the second quarter of 2015, we performed an impairment assessment of our goodwill. The result was that there was no indication of impairment, but the margin of coverage, given our assumptions, has narrowed since our December 31, 2014 assessment. If conditions in the market do not improve, we will continue to perform quarterly goodwill impairment assessments. In addition, we also performed a Step 1 assessment of our long-lived assets for impairment, and we concluded that no impairment existed. We will continue to monitor the market for indications of impairment and will perform additional assessments as conditions and circumstances warrant.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$36,578	$58,254	$76,778	$110,877
Southeast Asia Based Fleet	10,989	17,431	24,318	35,735
Americas Based Fleet	26,894	55,680	62,457	104,353

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$17,110	$23,271	$17,731	$22,712
Southeast Asia Based Fleet	11,817	15,277	12,940	15,295
Americas Based Fleet	17,991	23,371	18,939	22,954

Overall Utilization (b):
North Sea Based Fleet	82.9%	88.5%	83.0%	89.4%
Southeast Asia Based Fleet	70.4%	80.6%	77.6%	83.4%
Americas Based Fleet	55.1%	91.8%	61.2%	89.2%

Average Owned Vessels (d):
North Sea Based Fleet	29.0	31.0	29.1	30.1
Southeast Asia Based Fleet	13.0	16.0	13.0	16.0
Americas Based Fleet	30.0	28.7	30.0	28.3
Total	72.0	75.7	72.1	74.4

(a)	Includes owned and managed vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

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

Comparison of the Three Months Ended June 30, 2015 with the Three Months Ended June 30, 2014

For the quarter ended June 30, 2015, we had a net loss of $8.2 million, or $0.33 per diluted share, on revenues of $74.5 million. For the same period in 2014, net income was $14.2 million, or $0.54 per diluted share, on revenues of $131.4 million.

Our revenues for the quarter ended June 30, 2015 decreased $56.9 million, or 43.3%, compared to the quarter ended June 30, 2014. In late 2014 the oil and natural gas market experienced a downturn which was precipitated by a substantial decline in the price of crude oil which, in turn, had a significant negative effect on the demand of offshore supply vessels. This downturn, which has continued, is the primary reason for the decline in revenue. Utilization decreased by 19 percentage points resulting in a $30.3 million decrease in revenue. Day rates decreased from $21,763 during the second quarter of 2014 to $16,428 during the second quarter of 2015 resulting in a $17.4 million decline in revenue. A stronger U.S. dollar caused a decrease in revenue of $7.5 million, as a large portion of our revenue is earned in foreign currencies. In addition, revenue decreased $1.7 million as a result of the sale of five vessels during the second half of 2014 and first half of 2015, partially offset by the delivery of two new-build vessels.

Operating income decreased $27.1 million, from $22.9 million in the second quarter of 2014 to a loss of $4.2 million during the second quarter of 2015 due primarily to lower revenue. In light of the current market environment, we have implemented cost saving initiatives, including stacking vessels, which have significantly decreased our operating and general and administrative costs. As a result, we experienced decreases from the second quarter of 2014 compared to the second quarter of 2015 in direct operating expenses of $13.8 million and general and administrative expenses of $5.9 million. Depreciation and amortization decreased $0.4 million. In addition, during the second quarter of 2014, we recognized impairment charges of $7.5 million which caused a favorable variance in 2015. Drydock expense decreased $2.2 million due to lower drydock days.

North Sea

Revenues in the North Sea decreased by $21.7 million, or 37.2%, in the second quarter of 2015 compared to the second quarter of 2014. Utilization decreased from 88.5% in the second quarter of 2014 to 82.9% in the current quarter, causing a decrease in revenue of $4.1 million. In addition, day rates decreased from $23,271 in the second quarter of 2014 to $17,110 in the second quarter of 2015, decreasing revenue by $8.7 million. Further revenue decreases were caused by a stronger U.S. dollar, which contributed $6.5 million to the decline, and the sale of two vessels during the fourth quarter of 2014 and first quarter of 2015 which caused a decrease in revenue of $2.4 million. Operating income decreased $2.7 million from the second quarter of 2014 due mainly to lower revenue partially offset by decreases in direct operating expenses of $6.4 million, drydock expense of $1.3 million, general and administrative expenses of $3.2 million, and depreciation and amortization of $1.1 million. In addition, the second quarter of 2014 included an impairment charge of $7.0 million. The decreases in operating expenses and general and administrative expenses were the direct result of cost saving initiatives implemented in 2015.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $6.4 million, or 37.0%, in the second quarter of 2015 compared to the second quarter of 2014. Utilization decreased by 10.2 percentage points which caused a decrease in revenue of $3.1 million from the second quarter of 2014. Day rates decreased from $15,277 during the second quarter of 2014 to $11,817 for the second quarter of 2015, decreasing revenue by $1.5 million. In addition, the sale of three older vessels late in 2014 caused a decrease in revenue of $1.8 million. Operating income was $1.3 million in the second quarter of 2015, compared to $5.3 million for the second quarter of 2014. The $4.0 million decrease is due primarily to lower revenue, partially offset by lower direct operating expenses of $0.4 million, drydock expense of $1.0 million, and general and administrative expenses of $0.1 million. Depreciation and amortization decreased by $0.3 million mainly due to the decrease in fleet size due to the vessel sales. In addition, last year we recognized a $0.4 million impairment charge.

Americas

The Americas region revenues decreased by $28.8 million, or 51.7%, in the second quarter of 2015 compared to the second quarter of 2014. Utilization decreased from 91.8% during the second quarter of 2014 to 55.1% during the second quarter of 2015, which negatively impacted revenue by $23.0 million. Average day rates in the region decreased from $23,371 in the second quarter of 2014 to $17,991 in the second quarter of 2015, decreasing revenue by an additional $5.4 million. The strong U.S. dollar had an impact on our Brazil operation, decreasing revenue by $1.0 million. Partially offsetting these decreases was an increase in capacity that increased revenue by $2.5 million due to the full quarter effect of a new-build delivered during the second quarter of 2014 and another delivered in early 2015. Operating income for the region decreased from $18.8 million during the second quarter of 2014 to a loss of $3.1 million during the second quarter of 2015 as a direct result of lower revenue. In addition, drydock expense increased by $0.1 million while depreciation and amortization increased by $0.7 million during the second quarter of 2015 due to the addition of the two new-build vessels. Partially offsetting these increases was a decrease in direct operating expenses of $7.0 million and a decrease in general and administrative expenses of $0.9 million related to cost saving initiatives.

Other

Other expenses in the second quarter of 2015 increased by $1.3 million, to $8.2 million due to higher interest expense related to higher outstanding debt balance and lower capitalized interest during the second quarter of 2015. In addition, during the second quarter of 2015 we experienced foreign currency losses that contributed to the higher cost.

Tax Rate

Our effective tax rate for the second quarter of 2015 was a benefit of 33.3%. This compares to a 11.6% effective tax rate for the second quarter of 2014. The change in rate from the prior year is primarily attributable to the earnings mix between our higher and lower tax jurisdictions.

Comparison of the Six Months Ended June 30, 2015 with the Six Months Ended June 30, 2014

For the six months ended June 30, 2015, we had a net loss of $13.4 million, or $0.54 per diluted share, on revenues of $163.6 million. During the six months ended June 30, 2014, net income was $30.8 million, or $1.17 per diluted share, on revenues of $251.0 million.

Revenue decreased $87.4 million, or 34.8%, period over period. Utilization decreased by 15 percentage points, from 88.0% in 2014 to 73.0% in 2015, decreasing revenue by $48.0 million. In addition, a decrease in day rates, from $21,294 in 2014 to $17,232 during the current year, further decreased revenue by $28.0 million. A stronger U.S. dollar caused a decrease in revenue of $13.8 million, as a large portion of our revenue is earned in foreign currencies. We sold five older, less profitable vessels during 2014 and early 2015, replacing them with one acquired vessel and four new-build vessels, all of which earn a higher day rate. The net result of the sales and purchases was an increase in revenue of $2.4 million.

We had an operating loss of $4.8 million for the six-month period ended June 30, 2015 compared to operating income of $46.1 million during the same period of 2014 attributable directly to lower revenue. Offsetting the revenue decrease were decreases in all our expense categories, resulting from aggressive cost saving initiatives, including stacking vessels, implemented early this year. Direct operating expenses decreased $18.9 million, drydock expense decreased $0.5 million, general and administrative expenses decreased $9.4 million, and depreciation and amortization decreased $0.3 million. In addition, in June 2014, we recognized $7.5 million of impairment charges which decreased operating income for the period.

North Sea

North Sea revenue decreased $34.1 million, or 30.8%, for the first six months of 2015 compared to the same period in 2014. Utilization decreased from 89.4% in 2014 to 83.0% in 2015, decreasing revenue by $9.6 million. Day rates decreased from $22,712 last year to $17,731 this year, reducing revenue by $12.0 million, while the strong U.S. dollar caused a decrease in revenue of $12.4 million. In addition, lower capacity decreased revenue by $0.1 million. Operating income decreased by $10.8 million resulting directly from the decrease in revenue. Partially offsetting the revenue decrease were decreases in direct operating expenses of $8.9 million, drydock expense of $1.1 million, general and administrative expenses of $4.6 million, and depreciation and amortization of $1.7 million. In June 2014, we recognized a $7.0 million impairment charge.

Southeast Asia

Revenue decreased by $11.4 million, or 31.9%, for the first six months of 2015. Utilization declined from 83.4% in the first six months of 2014 to 77.6% in the first six months of 2015, decreasing revenue by $4.9 million. Day rates decreased from $15,295 in the first six months of 2014 to $12,940 in 2015 decreasing revenue by $2.9 million. Furthermore, the sale of three older vessels decreased the average fleet size causing a decline in revenue of $3.6 million for the first six months of 2015. Operating income decreased by $6.3 million, from $12.4 million in the first six months of 2014 to $6.0 million in the same period of 2015. Offsetting the decrease in revenue was a decrease in direct operating expenses of $1.7 million, drydock expense of $1.9 million, general and administrative expenses of $0.4 million, while depreciation and amortization expenses decreased $0.6 million. In June 2014, we recognized an impairment charge of $0.4 million.

Americas

Revenue decreased $41.9 million, or 40.1%, in the first six months of 2015 compared to the first six months of 2014. Utilization decreased from 89.2% during the first six months of 2014 to 61.2% in 2015, causing a decrease of $33.6 million in revenue. Average day rates decreased from $22,954 in the first six months of 2014 to $18,939 in the current year, which decreased revenue by $13.1 million. The stronger U.S. dollar caused a further decrease in revenue of $1.4 million. Offsetting these decreases was an increase in capacity related to two new-build vessels delivered into the region during the first six months of 2014, which increased revenue by $6.2 million. We had an operating loss of $6.4 million during the first six months of 2015, compared to operating income of $30.4 million during the first six months of 2014. The decrease in revenue combined with an increase of $2.5 million in drydock expense and a $1.8 million increase in depreciation and amortization related to the new-build deliveries were the main reasons for the decrease in operating income. Partially offsetting these increases was a decrease in direct operating expenses of $8.2 million and a decrease in general and administrative expenses of $1.2 million, both resulting from our aggressive cost saving initiatives implemented in early 2015.

Other

Other expenses in the first six months of 2015 increased by $4.3 million, to $16.9 million due to higher interest expense related to higher outstanding debt balance and lower capitalized interest during the first six months of 2015. In addition, during the first six months of 2015 we experienced foreign currency losses that contributed to the higher cost.

Tax Rate

Our effective tax rate for the first six months of 2015 was a benefit 38.4%. This compares to an 8.2% effective tax rate for the same 2014 period. The change in the effective tax rate from the prior year was primarily attributable to a change in the mix of earnings between our higher and lower tax jurisdictions.

Liquidity, Capital Resources and Financial Condition

Our ongoing liquidity requirements are generally associated with our need to service debt, fund working capital, maintain our fleet, and, when market conditions are favorable, finance the construction of new vessels and acquire or improve equipment or vessels. Bank financing, equity capital and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined by the supply and demand for offshore drilling for crude oil and natural gas.

We are currently in the latter stages of a 12 vessel new-build program that was initiated in 2011. Beginning in the second quarter of 2013, we have delivered seven vessels to our North Sea region and two vessels to our Americas region. We currently have two remaining vessels under construction in the U.S. and one vessel, with Arctic capabilities, under construction in Norway. Both remaining U.S. vessels are past the delivery dates in the original contract. The current schedule anticipates delivery of these vessels in the fourth quarter of 2015 and second quarter of 2016 and additional delays may occur. We are in discussions with the shipyard to resolve issues arising from the significant delays and other technical problems associated with construction and delivery. We anticipate that the Norway vessel will deliver during the first quarter 2016. We expect to pay approximately $70.0 million through the second quarter of 2016 to complete these new-build vessels.

We have issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022 (the “Senior Notes”). The Senior Notes pay interest semi-annually on March 15 and September 15. We also have a line of credit financing available under our Multicurrency Facility Agreement, as amended, that provides us with $200.0 million of borrowing capacity, secured by our Americas region vessels, through September 2019 and under our Norwegian Facility Agreement, as amended, that provides us with 600.0 million NOK (approximately $76.4 million at June 30, 2015) of borrowing capacity, secured by our Norwegian flagged vessels, through September 2019. In February 2015, we entered into amendments to our Multicurrency and Norwegian Facility Agreements that reduced the requirement under the covenants governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments for dividends, acquisitions or share repurchases. On July 2, 2015, we entered into an additional amendment to the Multicurrency Facility Agreement that, among other changes, (a) reduced the interest coverage ratio requirements applicable to certain periods, (b) changed the required collateral to lenders’ commitments ratio for certain periods, (c) added a new mechanism for curing defaults on financial covenants and (d) removed a requirement that we take delivery of certain vessels. In return for the amendment, the lenders required that we agree to certain changes, including (u) increasing the commitment fee during certain periods, (v) reducing commitments under the facility from $300.0 million to $200.0 million, (w) increasing the rate of interest accruing under the facility, (x) adding a new covenant that liquidity not be less than $50.0 million, (y) reducing the amounts of business acquisitions, collateral dispositions, capital expenditures, joint ventures, distributions to equity holders and indebtedness permitted during certain periods and (z) subjecting certain affiliate parties that are not obligors to the Multicurrency Facility Agreement’s limitations on business acquisitions, capital expenditures and joint ventures during certain periods. On July 7, 2015, we entered into an amendment to the Norwegian Facility Agreement that incorporated the same changes in covenants as the Multicurrency Facility Agreement amendment. The Norwegian Facility Agreement amendment did not reduce borrowing capacity. At June 30, 2015, we were in compliance with all covenants associated with our loan agreements and all covenants associated with the indenture that governs the Senior Notes.

We are required to make expenditures for the certification and maintenance of our vessels. We expect our drydocking expenditures to be approximately $17.0 million in 2015, of which we have incurred $11.4 million in the first six months of 2015.

In late 2014, the industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. This downturn has impacted the operational plans for the major oil companies and consequently has affected the drilling and support service sector.  As a result, we have experienced a negative impact on day rates and utilization in the first six months of 2015. In response to the downturn and the lower day rates, we have made changes to our cost structure, particularly to our onshore and offshore compensation and staffing.  We are continuing to adjust staffing and compensation levels and more closely control maintenance and outside services costs. In addition we have taken some vessels out of service (also referred to as stacking) virtually eliminating variable costs.

Net working capital at June 30, 2015, was $127.9 million. Net cash provided by operating activities was $17.3 million for the six months ended June 30, 2015. Net cash used in investing activities was $16.9 million. Net cash provided by financing activities was $27.3 million.

At June 30, 2015, we had approximately $78.4 million of cash on hand, approximately $72.0 million drawn under our Multicurrency Facility Agreement, and $500.0 million outstanding under our Senior Notes. We have approximately $202.8 million of borrowing capacity, net of amounts currently borrowed and standby letters of credit, under our recently amended Multicurrency and Norwegian Facility Agreements.

 As of June 30, 2015, 99% of our cash and cash equivalents were held by our foreign subsidiaries. It is our intention to permanently reinvest all of our earnings generated outside the U.S. and as such we have not provided for U.S. income tax expense on these earnings.

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

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 49.1% of our total consolidated revenue for the three months ended June 30, 2015, and 46.9% of our total consolidated revenue six months ended June 30, 2015. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars.

For the three and six months ended June 30, 2015 and 2014, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	1 US$=		1 US$=
GBP	0.652	0.594	0.656	0.599
NOK	7.751	5.988	7.750	6.040
Euro	0.904	0.729	0.896	0.729
BRL	3.071	2.227	2.957	2.293
SGD	1.343	1.252	1.350	1.260

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

Reflected in the accompanying consolidated balance sheet at June 30, 2015, is a loss of $43.0 million in accumulated other comprehensive income (“accumulated OCI”) primarily relating to the change in exchange rates at June 30, 2015 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

Date: July 22, 2015

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

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.