Form 10-Q
period 2015-09-30
GULFMARK OFFSHORE INC
filed 2015-11-09
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

YES ☐	NO ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☐

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of November 6, 2015: 25,732,335

GulfMark Offshore, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10Q”) contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. Certain statements and information in this Form-10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements are subject to certain risks, uncertainties and assumptions, including, without limitation:

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,172	$50,785
Trade accounts receivable, net of allowance for doubtful accounts of $1,424 and $2,506, respectively	55,353	88,721
Other accounts receivable	7,624	9,410
Prepaid expenses and other current assets	19,459	17,825
Total current assets	113,608	166,741

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $458,917 and $428,538, respectively	1,228,229	1,356,839
Construction in progress	69,596	127,722
Goodwill	-	25,010
Intangibles, net of accumulated amortization of $18,741 in 2014	-	15,858
Deferred costs and other assets	18,182	24,185
Total assets	$1,429,615	$1,716,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,051	$22,494
Income and other taxes payable	7,482	4,578
Accrued personnel costs	13,421	20,403
Accrued interest expense	1,604	9,610
Other accrued liabilities	5,354	10,338
Total current liabilities	42,912	67,423
Long-term debt	523,638	544,732
Long-term income taxes:
Deferred tax liabilities	106,121	104,346
Other income taxes payable	20,834	24,730
Other liabilities	6,837	6,371
Stockholders' equity:
Preferred stock, no par value; 2,000 authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,965 and 27,361 shares issued and 25,738 and 25,114 outstanding, respectively; Class B Common Stock $0.01 par value; 60,000 shares authorized; no shares issued	273	271
Additional paid-in capital	416,602	410,641
Retained earnings	460,819	659,403
Accumulated other comprehensive income (loss)	(79,928)	(30,665)
Treasury stock, at cost	(76,987)	(78,441)
Deferred compensation expense	8,494	7,544
Total stockholders' equity	729,273	968,753
Total liabilities and stockholders' equity	$1,429,615	$1,716,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Revenue	$60,668	$128,686	$224,221	$379,651
Costs and expenses:
Direct operating expenses	40,509	62,230	137,680	178,253
Drydock expense	3,932	4,353	15,341	16,249
General and administrative expenses	13,315	15,021	35,800	46,913
Depreciation and amortization	18,674	19,168	55,927	56,729
Impairment charges	152,103	-	152,103	7,459
Gain on sale of assets and other	(784)	(6,877)	(784)	(6,877)
Total costs and expenses	227,749	93,895	396,067	298,726
Operating income (loss)	(167,081)	34,791	(171,846)	80,925
Other income (expense):
Interest expense	(9,979)	(7,840)	(26,331)	(22,002)
Interest income	71	49	189	79
Foreign currency loss and other	(267)	(1,859)	(970)	(345)
Total other expense	(10,175)	(9,650)	(27,112)	(22,268)
Income (loss) before income taxes	(177,256)	25,141	(198,958)	58,657
Income tax benefit (provision)	(7,970)	(797)	361	(3,557)
Net income (loss)	$(185,226)	$24,344	$(198,597)	$55,100
Earnings (loss) per share:
Basic	$(7.48)	$0.92	$(8.04)	$2.09
Diluted	$(7.48)	$0.92	$(8.04)	$2.09
Weighted average shares outstanding:
Basic	24,767	26,390	24,690	26,389
Diluted	24,767	26,390	24,690	26,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income (loss)	$(185,226)	$24,344	$(198,597)	$55,100
Comprehensive income:
Foreign currency loss	(36,886)	(40,395)	(49,263)	(24,511)
Total comprehensive income (loss)	$(222,112)	$(16,051)	$(247,860)	$30,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Deferred Compen-sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2014	$271	$410,641	$659,403	$(30,665)	(2,484)	$(78,441)	$7,544	$968,753
Net loss	-	-	(198,597)	-	-	-	-	(198,597)
Dividends	-	-	13	-	-	-	-	13
Issuance of common stock	2	8,038	-	-	-	-	-	8,040
Treasury stock	-	-	-	-	21	2,404	-	2,404
Deferred compensation plan	-	(2,077)	-	-	(63)	(950)	950	(2,077)
Translation adjustment	-	-	-	(49,263)	-	-	-	(49,263)
Balance at September 30, 2015	$273	$416,602	$460,819	$(79,928)	(2,526)	$(76,987)	$8,494	$729,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(198,597)	$55,100
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	55,927	56,729
Gain on sale of assets	(784)	(5,520)
Impairment charges	152,103	7,459
Amortization of stock-based compensation	5,270	5,607
Amortization of deferred financing costs	1,799	1,396
Provision for doubtful accounts receivable, net of write-offs	(960)	2,158
Deferred income tax provision (benefit)	2,689	(1,969)
Foreign currency transaction loss	157	888
Change in operating assets and liabilities:
Accounts receivable	33,281	(7,010)
Prepaids and other	(2,674)	(6,601)
Accounts payable	(6,998)	966
Other accrued liabilities and other	(15,924)	(3,891)
Net cash provided by operating activities	25,289	105,312
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(31,874)	(142,523)
Release of deposits held in escrow	3,683	5,060
Proceeds from disposition of vessels and equipment	8,226	15,361
Net cash used in investing activities	(19,965)	(122,102)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	39,000	50,045
Repayment of borrowings under revolving loan facility	(60,000)	(30,703)
Cash dividends	-	(20,007)
Stock repurchases	-	(8,189)
Debt issuance costs	(2,578)	(2,561)
Proceeds from issuance of stock	702	787
Net cash used in financing activities	(22,876)	(10,628)
Effect of exchange rate changes on cash	(2,061)	(485)
Net decrease in cash and cash equivalents	(19,613)	(27,903)
Cash and cash equivalents at beginning of the period	50,785	60,566
Cash and cash equivalents at end of period	$31,172	$32,663
Supplemental cash flow information:
Interest paid, net of interest capitalized	$30,169	$28,603
Income taxes paid, net	1,371	3,585

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

In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the unaudited condensed consolidated financial statements for the periods indicated, have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform with current year presentation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Income:
Net income (loss) attributable to common stockholders	$(185,226)	$24,344	$(198,597)	$55,100
Undistributed income allocated to participating securities	-	-	-	-
Basic	(185,226)	24,344	(198,597)	55,100
Undistributed income allocated to participating securities	-	-	-	-
Undistributed income reallocated to participating securities	-	-	-	-
Diluted	$(185,226)	$24,344	$(198,597)	$55,100
Shares:
Basic
Weighted-average common shares outstanding	24,767	26,390	24,690	26,389
Dilutive effect of stock options and restricted stock awards	-	-	-	5
Diluted	24,767	26,390	24,690	26,394
Income (loss) per common share:
Basic	$(7.48)	$0.92	$(8.04)	$2.09
Diluted	$(7.48)	$0.92	$(8.04)	$2.09

(2) IMPAIRMENT CHARGES

Reduction in Value of Long-Lived Assets and Goodwill

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. Our intangible asset is associated with customer relationships in the U.S. Gulf of Mexico acquired in our 2008 acquisition of Rigdon Marine Corporation and Rigdon Marine Holdings, LLC. Our goodwill relates to the 2001 acquisition of Sea Truck Holding AS and the 1998 acquisition of Brovig Supply AS. In assessing potential impairment related to our long-lived assets, the carrying values of the assets are compared with undiscounted expected future cash flows. If the carrying value of any long-lived asset is greater than the related undiscounted expected future cash flows, we measure impairment by comparing the fair value of the asset with its carrying value. At least annually, we assess whether goodwill is impaired based on certain qualitative factors.

In late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. The oil price recovered to almost $60 per barrel in the second quarter but continued its decline in the third quarter bottoming at near $40 per barrel. This downturn has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. We have experienced a negative impact on day rates and utilization in 2015 which is expected to continue into 2016.

As of December 31, 2014, we performed a full assessment of goodwill that did not indicate impairment. We performed another assessment in the second quarter of 2015 that did not indicate impairment, but the margin of coverage, given our assumptions, had narrowed since December 31, 2014. In the second quarter, we also performed a Step 1 assessment of our long-lived assets, including the intangible asset, for impairment and concluded that no impairment was indicated. These assessments were performed as a result of the triggering events described in the preceding paragraph.

Industry conditions continued to deteriorate in the third quarter and we again performed full assessments. For the quarter ended September 30, 2015, we recorded in our condensed consolidated statements of operations $152.1 million of impairment charges related to reduction in value of assets due to impairment. The components of reduction in value of assets are as follows (in thousands):

Goodwill impairment	$22,554
Long-lived assets impairment	115,489
Intangible asset impairment	13,695
Vessel component impairment	365
Total reduction in value of assets	$152,103

Goodwill Impairment

Goodwill is tested for impairment in the third quarter each year or on an interim basis if events or circumstances indicate that the fair value of goodwill has decreased below its carrying value. We completed a qualitative analysis of goodwill in the third quarter of 2015 and determined that further testing was necessary. Our goodwill impairment evaluation indicated that the carrying value of the North Sea segment exceeded its fair value so that goodwill was potentially impaired. We then performed the second step of the goodwill impairment test, which involved calculating the implied fair value of our goodwill by allocating the fair value of the North Sea segment to all of the assets and liabilities (other than goodwill) and comparing it to the carrying amount of goodwill. To estimate the fair value of the reporting unit we used a 50% weighting of the discounted cash flow method and a 50% weighting of the public company guideline method in determining fair value of the North Sea reporting unit.

We determined that the implied fair value of our goodwill for the North Sea segment was less than its carrying value and recorded a $22.6 million impairment of the North Sea segment’s goodwill.

Long-Lived Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of operating performance. If an asset group’s fair value is less than the carrying amount of that asset groups, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. The estimates of fair value of our vessels and intangible asset were obtained from fair value appraisals performed at our request by third party appraisal firms.

At September 30, 2015, we recorded $129.2 million in expense in connection with the impairment of our long-lived assets in the U.S. Gulf of Mexico, which is a part of our Americas segment. The impairment consisted of $115.5 million related to our vessels and $13.7 million related to our intangible asset. The impairment in value of long-lived assets in the U.S. Gulf of Mexico was primarily driven by the disproportionally higher decline in day rates and utilization in the U.S. Gulf of Mexico compared to the other areas in which we provide offshore supply vessel services. We will continue to monitor the industry and our asset groups for indications of impairment and will perform additional assessments as conditions and circumstances warrant.

Vessel Component Impairment

We have certain vessel components in our North Sea region fixed asset base that were intended to be used in our new-build program. In second quarter 2014, we evaluated the use of these components and determined that they would not be used in our new-build fleet. We are actively pursuing a sale of the equipment, but there is a limited market. We adjusted the carrying value at June 30, 2014 to reflect the net realizable value. These assets are included in deferred costs and other assets on our balance sheet. The total charge to impairment expense related to these components at June 30, 2014 was $7.0 million. The adjustment value was based on an appraisal prepared by a third party appraisal firm. We obtained an updated appraisal at the end of each quarter since June 30, 2014 with no indications of material additional impairment until the third quarter 2015. We have charged an additional $0.4 million to impairment expense as of September 30, 2015 based on the updated appraisal.

(3)     VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three and nine month periods ended September 30, 2015, we capitalized $1.4 million and $3.9 million of interest, respectively. During the three and nine month periods ended September 30, 2014, we capitalized $1.7 million and $6.6 million of interest, respectively.

At December 31, 2014, we classified a North Sea vessel as an asset held for sale and determined that its carrying value was less than our estimate of the amount we would realize in a sale. As a result, we reduced the carrying value by $1.5 million which was included in our results of operations as impairment. The adjusted carrying value of this vessel was based on a purchase and sale agreement. In January 2015, we completed the sale of the asset at approximately its carrying value. In July 2015, we sold one of our North Sea vessels and recorded a gain on sale of approximately $0.7 million. In November 2015, we entered into a letter of intent to sell one of our North Sea region vessels and we expect to record a loss on sale in the fourth quarter of approximately $2.1 million.

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

In 2012, we signed agreements with two U.S. shipyards (Thoma-Sea and BAE Systems) contracting the two shipyards to build two U.S. flagged PSVs each for the U.S. Gulf of Mexico region. The original estimated total cost of these four PSVs was approximately $168.0 million. The Thoma-Sea vessels have been delivered. The first was delivered in the second quarter of 2014, while the second vessel was delivered in January 2015. Neither of the BAE vessels has been delivered. In addition, both vessels are significantly past the delivery date in the original contract. The current schedule anticipates delivery of these remaining vessels in the first and second quarters of 2016 and additional delays may occur.  Given the significant delays and other technical problems associated with the construction and delivery of these vessels, to preserve our rights, we have initiated arbitration proceedings with BAE as provided for under our contract.

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

In April 2014, we approved the construction of an additional North Sea PSV by Simek with an estimated total cost of 359.0 million NOK and an expected delivery date in the first quarter of 2016.

The following tables illustrate the details of the vessels under construction, including original contract cost, and the vessels added or acquired:

Vessels Under Construction as of November 6, 2015
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
BAE Systems	Americas	LgPSV	Q1 2016	286	10,960	5,300	$48.0
BAE Systems	Americas	LgPSV	Q2 2016	286	10,960	5,300	$48.0
Simek	N. Sea	LgPSV	Q1 2016	304	11,935	4,700	NOK 359.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessels Disposed of Since December 31, 2014
			Year	Length			Month
Vessel	Region	Type(1)	Built	(feet)	BHP(2)	DWT(3)	Disposed

North Truck	N. Sea	LgPSV	1983	265	6,120	3,370	Jan-15
Highland Trader	N. Sea	LgPSV	1996	220	5,450	3,115	Jul-15

(1)	LgPSV - Large Platform Supply Vessel
(2)	BHP - Brake Horsepower
(3)	DWT - Deadweight Tons

4)     LONG-TERM DEBT

Our long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Senior Notes Due 2022	$500,000	$500,000
Multicurrency Facility Agreement	23,000	44,000
	523,000	544,000
Debt Premium	638	732
Total	$523,638	$544,732

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2015	$-
2016	-
2017	-
2018	-
2019	23,000
Thereafter	500,000
Total	$523,000

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

At September 30, 2015, the fair value of the Senior Notes, based on quoted market prices, was approximately $306.3 million, compared to a carrying amount of $500.6 million.

Multicurrency Facility Agreement

On September 26, 2014, we entered into a Multicurrency Facility Agreement (the “Multicurrency Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Borrower”), and a group of financial institutions, as lenders (the “Lenders”). This facility has a scheduled maturity date of September 26, 2019 and commits the Lenders to provide revolving loans up to $300.0 million at any one time outstanding, subject to certain terms and conditions, and contains sublimits for swingline loans and the issuance of letters of credit. The Borrower has the option to request increases in the aggregate commitments under the facility to an aggregate principal amount not to exceed $400.0 million, also subject to certain terms and conditions. Revolving loans under the Multicurrency Facility Agreement will accrue interest at LIBOR, plus an applicable margin, and swingline loans will accrue interest at the alternate base rate margin. The applicable margin will be based on our most recent capitalization ratio. The fee for unused commitments is 37.5 basis points per annum.

In February 2015, we entered into an amendment to the Multicurrency Facility Agreement that reduced the requirement under the interest coverage ratio covenant. In return for the reduction, the Lenders imposed certain financial restrictions, including limiting our ability make certain payments for dividends, acquisitions or share repurchases. We paid an additional $1.0 million in fees and our unused commitment fee rate increased to 50 basis points.

In July 2015, we entered into an amendment to the Multicurrency Facility Agreement that, among other changes, (a) reduced the interest coverage ratio requirements applicable to certain periods, (b) changed the required collateral to lenders’ commitments ratio for certain periods, (c) added a new mechanism for curing defaults on financial covenants and (d) removed a requirement that we take delivery of certain vessels. In return for the amendment, the lenders required that we agree to certain changes, including (u) increasing the commitment fee during certain periods to 75 basis points, (v) reducing commitments under the facility from $300.0 million to $200.0 million, (w) increasing the rate of interest accruing under the facility to LIBOR plus a margin, which is currently 2.75%, (x) adding a new covenant that liquidity not be less than $50.0 million, (y) reducing the amounts of business acquisitions, collateral dispositions, capital expenditures, joint ventures, distributions to equity holders and indebtedness permitted during certain periods and (z) subjecting certain affiliate parties that are not obligors to the Multicurrency Facility Agreement’s limitations on business acquisitions, capital expenditures and joint ventures during certain periods. We paid an additional $1.0 million in fees to close this amendment which is being capitalized and amortized over the remaining term of the Multicurrency Facility Agreement. In addition, since we reduced our overall borrowing capacity under the Multicurrency Facility Agreement, we were required to expense a portion of the debt issue costs that were being deferred on our consolidated balance sheet. In conjunction with closing the amendment, we charged $1.8 million to interest expense in the third quarter of 2015.

We have unamortized fees paid to the arrangers, the agent and the security trustee totaling $4.4 million at September 30, 2015, which fees are being amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement. The weighted average interest rate applicable to amounts outstanding at September 30, 2015 was 2.95%.

The Multicurrency Facility Agreement, as amended, is secured by certain vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty to the Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. The Multicurrency Facility Agreement is subject to certain financial covenants. At September 30, 2015, we were in compliance with all the covenants and had $23.0 million borrowed and outstanding. The unused borrowing capacity under the Multicurrency Facility Agreement, after giving effect to standby letters of credit, was $175.1 million.

If the current industry conditions remain the same, it is possible that we will not be in compliance with certain covenants by mid-year 2016. We intend to work with the Lenders to negotiate amendments or waivers, if required, before we actually breach any covenants. A likely result of any amendment or waiver would be additional restrictions from the Lenders and a potential reduction in the amounts available for borrowing under the facility. There can be no assurance that we would be able to negotiate acceptable terms in the facility agreements should a breach occur.

Norwegian Facility Agreement

On June 20, 2013, we entered into an amendment to our December 27, 2012 agreement (the “Norwegian Facility Agreement”) among us, as guarantor, one of our indirect wholly-owned subsidiaries, as borrower (the “Norwegian Borrower”), and a Norwegian bank as lead lender (the “Norwegian Lender”). The amendment was established to adjust certain covenants and to allow us to begin to draw on available credit. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2017 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (approximately $70.4 million at September 30, 2015) at any one time outstanding, subject to certain terms and conditions. We paid fees to the Norwegian Lender totaling $1.3 million, which are being amortized into interest cost over the life of the Norwegian Facility Agreement using the effective interest method. On October 23, 2014, we entered into an additional amendment to the Norwegian Facility Agreement which extended the scheduled maturity date from September 30, 2017 to September 30, 2019 and revised certain financial covenants. Loans under the Norwegian Facility Agreement accrue interest at Norwegian InterBank Offered Rate, plus an applicable margin based on our capitalization ratio. The fee for unused commitments is 50 basis points per annum.

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

In July 2015, we entered into an amendment to the Norwegian Facility Agreement that, among other changes, (a) modified the interest coverage ratio requirements applicable to certain periods to conform to the interest coverage ratio requirements applicable to the same periods as set forth in the Multicurrency Facility Agreement, as amended and described above, (b) added a new covenant that liquidity not be less than $50.0 million and (c) increased the commitment fee. The borrowing capacity under Norwegian Facility Agreement did not change. We paid an additional $0.1 million in fees. Our unused commitment fee rate increased to 65 basis points.

The Norwegian Facility Agreement, as amended, is secured by certain vessels of the Norwegian Borrower. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. The Norwegian Facility Agreement is subject to certain financial covenants. At September 30, 2015, we had no amounts borrowed and outstanding and were in compliance with all the covenants under this agreement.

If the current industry conditions remain the same, it is possible that we will not be in compliance with certain covenants by mid-year 2016. We intend to work with the Lenders to negotiate an amendments or waivers, if required, before we actually breach any covenants. A likely result of any amendment or waiver would be additional restrictions from the Lenders and a potential reduction in the amounts available for borrowing under the facility. There can be no assurance that we would be able to negotiate acceptable terms in the facility agreements should a breach occur.

(5)     INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). We consider a portion of the earnings of our foreign subsidiaries to be permanently reinvested, and as such, we have not provided for any U.S. federal or state income taxes on the permanently reinvested earnings.

Due to the reduction in our revenues this quarter, we have determined to repatriate all future foreign earnings and $200 million of prior earnings of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings.  This has resulted in a non-cash tax charge, due to our cumulative net operating loss position, of approximately $70.0 million in the third quarter of 2015. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $800.0 million at September 30, 2015.  If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of September 30, 2015 we had approximately $30 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

(6)     STOCKHOLDERS’ EQUITY

Repurchases of Equity Securities

On December 11, 2012, our Board of Directors approved a stock repurchase program for up to a total of $100 million of our issued and outstanding Class A common stock. The stock may be repurchased from time to time on the open market or in privately negotiated transactions. Repurchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with SEC and other applicable legal requirements. The specific timing, price and size of purchases will be determined by our management based on prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. In the third quarter 2014, we repurchased 264,354 shares of common stock under this plan at an average price of $36.53 per share. In February 2015, we entered into an amendment to our revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments for dividends, acquisitions or share repurchases.

Dividends

In December 2012, our Board of Directors declared an annual cash dividend on our Class A common stock of $1.00 per share. At the beginning of 2013 our Board of Directors announced that we intend to pay a recurring quarterly cash dividend of $0.25 per share. In February 2015, our Board of Directors resolved to suspend the dividend payments indefinitely. Also in February 2015, we entered into an amendment to our revolving credit agreements that reduced the requirement under the covenant governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability to make certain payments for dividends, acquisitions or share repurchases. The Board of Directors declared the following dividends for the nine months and quarters ended September 30, 2015 and September 30, 2014:

	Nine Months Ended	Nine Months Ended	Quarter Ended	Quarter Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Dividends Declared (in thousands)	$-	$19,982	$-	$6,644
Dividend per share	$-	$0.75	$-	$0.25

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

In 2012, a Brazilian state in which we have operated vessels asserted that certain companies could be assessed state import taxes with respect to vessels that have operated within Brazilian coastal waters. We have neither been formally assessed nor threatened with this tax. No accrual has been recorded as of September 30, 2015 for any liabilities associated with a possible future assessment. We cannot predict whether any such tax assessment may be made in the future.

(8)     NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” These amendments require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application as of January 1, 2017 is allowed. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. Subsequently, the FASB met in early 2015 and delayed the effective date until January 1, 2018.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)”, which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. We are currently evaluating the impact this ASU will have on our ongoing financial reporting, if any.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new consolidation guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. We are currently evaluating the impact this ASU will have on our ongoing financial reporting, if any.

In April 2015, the FASB issued ASU No. 2015-03,  “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. We will adopt the standard effective January 1, 2016 which will result in the netting of our deferred financing costs against long-term debt balances in the consolidated balance sheets for the periods presented and related disclosure. There will be no impact to the manner in which deferred financing costs are amortized in our consolidated financial statements.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2015
Revenue	$33,743	$7,185	$19,740	$-	$60,668
Direct operating expenses	21,670	4,113	14,726	-	40,509
Drydock expense	1,196	2,697	39	-	3,932
General and administrative expenses	2,632	1,035	2,624	7,024	13,315
Depreciation and amortization expense	7,202	2,612	7,971	889	18,674
Impairment charges	22,919	-	129,184	-	152,103
Gain on sale of assets and other	(715)	(58)	(11)	-	(784)
Operating income (loss)	$(21,161)	$(3,214)	$(134,793)	$(7,913)	$(167,081)

Quarter Ended September 30, 2014
Revenue	$61,781	$13,930	$52,975	$-	$128,686
Direct operating expenses	29,557	6,224	26,449	-	62,230
Drydock expense	1,357	554	2,442	-	4,353
General and administrative expenses	3,743	1,434	3,076	6,768	15,021
Depreciation and amortization expense	8,371	2,708	7,403	686	19,168
Gain on sale of assets and other	-	(5,520)	(1,357)	-	(6,877)
Operating income (loss)	$18,753	$8,530	$14,962	$(7,454)	$34,791

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months Ended September 30, 2015
Revenue	$110,521	$31,503	$82,197	$-	$224,221
Direct operating expenses	68,680	13,243	55,757	-	137,680
Drydock expense	4,161	4,262	6,918	-	15,341
General and administrative expenses	7,273	3,423	7,739	17,365	35,800
Depreciation and amortization expense	21,759	7,811	23,758	2,599	55,927
Impairment charges	22,919	-	129,184	-	152,103
Gain on sale of assets and other	(715)	(58)	(11)	-	(784)
Operating income (loss)	$(13,556)	$2,822	$(141,148)	$(19,964)	$(171,846)

Nine Months Ended September 30, 2014
Revenue	$172,658	$49,665	$157,328	$-	$379,651
Direct operating expenses	85,500	17,103	75,650	-	178,253
Drydock expense	5,406	4,047	6,796	-	16,249
General and administrative expenses	12,997	4,200	9,416	20,300	46,913
Depreciation and amortization expense	24,628	8,503	21,415	2,183	56,729
Impairment charges	7,015	444	-	-	7,459
Gain on sale of assets and other	-	(5,520)	(1,357)	-	(6,877)
Operating income (loss)	$37,112	$20,888	$45,408	$(22,483)	$80,925

Total Assets
September 30, 2015	$626,089	$240,767	$545,080	$17,679	$1,429,615
December 31, 2014	725,078	263,487	700,558	27,232	1,716,355

At December 31, 2014, we had $519.8 million and at September 30, 2015, we had $426.3 million in long-lived assets attributable to the United States, our country of domicile.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, to our present number of 74 active vessels, through strategic acquisitions and new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. At November 6, 2015, our active fleet includes 71 owned vessels and three managed vessels.

Our results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. Utilization and day rates, in turn, are influenced principally by the demand for vessel services from the offshore exploration and production sectors of the oil and natural gas industry. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry as well as the availability of capital to build new vessels to meet the changing market requirements. The recent and sustained decline in the price of oil has materially and negatively impacted our results of operations as described in greater detail below.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our repair and maintenance expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. During the three and nine month periods ended September 30, 2015, we completed 66 and 331 drydock days compared to 87 and 373 drydock days in the same periods last year. As a result of the current market downturn we have taken some vessels out of service (also referred to as stacking) and deferred a number of drydocks as part of our cost cutting initiatives. The deferred drydocks will eventually be required to return the vessels to active service.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.

Long-Lived Assets and Goodwill

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. Our intangible asset is associated with customer relationships in the U.S. Gulf of Mexico acquired in our 2008 acquisition of Rigdon Marine Corporation and Rigdon Marine Holdings, LLC. Our goodwill relates to the 2001 acquisition of Sea Truck Holding AS and the 1998 acquisition of Brovig Supply AS. In assessing potential impairment related to our long-lived assets, the carrying values of the assets are compared with undiscounted expected future cash flows. If the carrying value of any long-lived asset is greater than the related undiscounted expected future cash flows, we measure impairment by comparing the fair value of the asset with its carrying value. At least annually, we assess whether goodwill is impaired based on certain qualitative factors.

In late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. The oil price recovered to almost $60 per barrel in the second quarter but continued its decline in the third quarter bottoming at near $40 per barrel. This downturn has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. We have experienced a negative impact on day rates and utilization in 2015 which is expected to continue into 2016.

As of December 31, 2014, we performed a full assessment of goodwill that did not indicate impairment. We performed another assessment in the second quarter of 2015 that did not indicate impairment, but the margin of coverage, given our assumptions, had narrowed since December 31, 2014. In the second quarter, we also performed a Step 1 assessment of our long-lived assets, including the intangible asset, for impairment and concluded that no impairment was indicated. These assessments were performed as a result of the triggering events described in the preceding paragraph.

Goodwill Impairment

Goodwill is tested for impairment in the third quarter each year or on an interim basis if events or circumstances indicate that the fair value of goodwill has decreased below its carrying value. We completed a qualitative analysis of goodwill in the third quarter of 2015 and determined that further testing was necessary. Our goodwill impairment evaluation indicated that the carrying value of the North Sea segment exceeded its fair value so that goodwill was potentially impaired. We then performed the second step of the goodwill impairment test, which involved calculating the implied fair value of our goodwill by allocating the fair value of the North Sea segment to all of the assets and liabilities (other than goodwill) and comparing it to the carrying amount of goodwill. To estimate the fair value of the reporting unit we used a 50% weighting of the discounted cash flow method and a 50% weighting of the public company guideline method in determining fair value of the North Sea reporting unit.

We determined that the implied fair value of our goodwill for the North Sea segment was less than its carrying value and recorded a $22.6 million impairment of the North Sea segment’s goodwill.

Long-Lived Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of operating performance. If an asset group’s fair value is less than the carrying amount of that asset groups, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. The estimates of fair value of our vessels and intangible asset were obtained from fair value appraisals performed at our request by third party appraisal firms.

At September 30, 2015, we recorded $129.2 million in expense in connection with the impairment of our long-lived assets in the U.S. Gulf of Mexico, which is a part of our Americas segment. The impairment consisted of $115.5 million related to our vessels and $13.7 million related to our intangible asset. The impairment in value of long-lived assets in the U.S. Gulf of Mexico was primarily driven by the disproportionally higher decline in day rates and utilization in the U.S. Gulf of Mexico compared to the other areas in which we provide offshore supply vessel services. We will continue to monitor the industry and our asset groups for indications of impairment and will perform additional assessments as conditions and circumstances warrant.

Vessel Component Impairment

We have certain vessel components in our North Sea region fixed asset base that were intended to be used in our new-build program. In second quarter 2014, we evaluated the use of these components and determined that they would not be used in our new-build fleet. We are actively pursuing a sale of the equipment, but there is a limited market. We adjusted the carrying value at June 30, 2014 to reflect the net realizable value. These assets are included in deferred costs and other assets on our balance sheet. The total charge to impairment expense related to these components at June 30, 2014 was $7.0 million. The adjustment value was based on an appraisal prepared by a third party appraisal firm. We obtained an updated appraisal at the end of each quarter since June 30, 2014 with no indications of material additional impairment until the third quarter 2015. We have charged an additional $0.4 million to impairment expense as of September 30, 2015 based on the updated appraisal.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$33,743	$61,781	$110,521	$172,658
Southeast Asia Based Fleet	7,185	13,930	31,503	49,665
Americas Based Fleet	19,740	52,975	82,197	157,328

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$15,985	$23,974	$17,155	$23,151
Southeast Asia Based Fleet	10,331	15,419	12,209	15,329
Americas Based Fleet	15,310	23,969	17,919	23,286

Overall Utilization (b):
North Sea Based Fleet	83.5%	90.9%	83.2%	89.9%
Southeast Asia Based Fleet	59.4%	66.8%	71.5%	78.0%
Americas Based Fleet	47.0%	83.2%	56.4%	87.1%

Average Owned Vessels (d):
North Sea Based Fleet	28.1	31.0	28.8	30.4
Southeast Asia Based Fleet	13.0	15.1	13.0	15.7
Americas Based Fleet	30.0	29.0	30.0	28.6
Total	71.1	75.1	71.7	74.7

(a)	Includes owned and managed vessels.

(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.

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

Comparison of the Three Months Ended September 30, 2015 with the Three Months Ended September 30, 2014

For the quarter ended September 30, 2015, we had a net loss of $185.2 million, or $7.48 per diluted share, on revenues of $60.7 million. For the same period in 2014, net income was $24.3 million, or $0.92 per diluted share, on revenues of $128.7 million.

Our revenues for the quarter ended September 30, 2015 decreased $68.0 million, or 52.9%, compared to the quarter ended September 30, 2014. In late 2014, the oil and natural gas market experienced a downturn which was precipitated by a substantial decline in the price of crude oil which, in turn, had a significant negative effect on the demand for offshore supply vessels. This continued downturn is the primary reason for the decline in revenue. Average day rates decreased from $22,587 during the third quarter of 2014 to $14,810 during the third quarter of 2015 resulting in a $29.5 million decline in revenue. In addition, a utilization decrease of 19.4 percentage points reduced revenue by $30.9 million. The continuing strength of the U.S. dollar also decreased revenue by $6.7 million, as a large portion of our revenue is earned in foreign currencies. In addition, revenue decreased $0.9 million as a result of the sale of four vessels during the fourth quarter of 2014 and the sale of a vessel in third quarter of 2015, partially offset by the delivery of one new-build vessel in in the first quarter of 2015.

Operating income decreased $201.9 million, from $34.8 million in the third quarter of 2014 to a loss of $167.1 million during the third quarter of 2015. As a result of the ongoing downturn in the industry, during the third quarter of 2015, we recognized impairment charges of $152.1 million related to the write-down of certain assets as described above. Excluding these charges, the decrease in operating income was $49.8 million with lower revenue the primary contributor. In an effort to mitigate the decrease in revenue we have implemented aggressive cost saving initiatives, including stacking vessels. The major cost saving attributable to stacking vessels is the reduction of crew wages and travel expense. In addition, we have deferred drydock costs on these vessels, which deferred cost will eventually be required to return the vessels to active service. These reductions have significantly decreased our operating costs. We have also reduced our onshore staffing levels globally which has decreased our general and administrative costs. As a result, we experienced decreases from the third quarter of 2014 compared to the third quarter of 2015 in direct operating expenses of $21.7 million and general and administrative expenses of $1.7 million. Depreciation and amortization decreased $0.5 million and drydock expense decreased $0.4 million due to a lower number of drydock days during the third quarter of 2015. A decrease in gain on sale of assets of $6.1 million from the third quarter of 2014 to the third quarter of 2015 partially offset the decreases in expenses.

North Sea

Revenues in the North Sea decreased $28.0 million, or 45.4%, in the third quarter of 2015 compared to the third quarter of 2014. Utilization decreased from 90.9% in the third quarter of 2014 to 83.5% in the current quarter, causing a decrease in revenue of $3.8 million. Day rates decreased from $23,974 in the third quarter of 2014 to $15,985 in the third quarter of 2015, decreasing revenue by $15.2 million. A stronger U.S. dollar contributed $6.4 million to the decline in revenue, and the sale of three vessels during the fourth quarter of 2014 and first quarter of 2015 caused a decrease in revenue of $2.6 million. Operating income decreased $39.9 million from the third quarter of 2014 to the third quarter of 2015. We recognized goodwill impairment charge of $22.9 million during the third quarter of 2015 which, along with the decrease in revenue, were primarily responsible for the decrease in operating income. Partially offsetting the above were decreases in direct operating expenses of $7.9 million, general and administrative expenses of $1.1 million, and depreciation and amortization of $1.2 million. In addition drydock expense decreased slightly. The decreases in operating expenses and general and administrative expenses were the direct result of cost saving initiatives implemented in 2015. In addition, during the third quarter of 2015 we recognized a gain on sale of an asset of $0.7 million.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $6.7 million, or 48.4%, in the third quarter of 2015 compared to the third quarter of 2014. Utilization decreased by 7.4 percentage points causing a decrease in revenue of $3.4 million from the third quarter of 2014. Day rates decreased from $15,419 during the third quarter of 2014 to $10,331 for the third quarter of 2015, decreasing revenue by $2.9 million. In addition, the sale of an older vessel late in 2014 caused a decrease in revenue of $0.4 million. Operating income decreased $11.7 million, from $8.5 million during the third quarter of 2014 to a loss of $3.2 million during the third quarter of 2015. The decrease was due primarily to lower revenue and an increase of $2.1 million in drydock expenses. In addition, during the third quarter of 2014 we recognized a gain on sale of asset of $5.5 million, which contributed to the decrease in operating income. Partially offsetting these decreases were lower direct operating expenses of $2.1 million due to the lower number of vessels operating and cost cutting efforts. In addition we experienced lower general and administrative expenses of $0.4 million and lower depreciation and amortization expense of $0.1 million.

Americas

The Americas region revenues decreased by $33.2 million, or 62.7%, in the third quarter of 2015 compared to the third quarter of 2014. Utilization decreased from 83.2% during the third quarter of 2014 to 47.0% during the third quarter of 2015, causing a decrease in revenue of $23.7 million. Average day rates in the region decreased from $23,969 in the third quarter of 2014 to $15,310 in the third quarter of 2015, decreasing revenue by an additional $11.3 million. The continued strength of the U.S. dollar had an impact on our Brazil operation, decreasing revenue by $0.3 million. Partially offsetting these decreases was an increase in capacity that increased revenue by $2.1 million due to the full quarter effect of a new-build delivered during the first quarter of this year. Operating income for the region decreased from $15.0 million during the third quarter of 2014 to a loss of $134.8 million during the third quarter of 2015. The third quarter of 2015 included impairment charges of $129.2 million related to the write-downs of our U.S. long-lived and intangible assets. Excluding these charges, operating income decreased $20.6 million. This decrease was largely related to the decrease in revenue, partially offset by an $11.7 million decrease in direct operating expenses due to the continuing cost cutting initiatives. Drydock expense decreased by $2.4 million and general and administrative expense decreased by $0.5 million. Depreciation and amortization increased by $0.6 million resulting from the addition of one vessel. In the 2014 quarter, we recognized a gain on sale of asset of $1.4 million with no significant gain recognized in the third quarter of 2015.

Other

Other expenses in the third quarter of 2015 increased by $0.5 million, to $10.2 million due to higher interest expense related to the acceleration of the amortization of debt issue costs resulting from the modification of our debt facility agreements during the third quarter of 2015. Offsetting this increase, during the same quarter, we experienced a decrease in foreign currency losses.

Tax Rate

Our effective tax rate for the third quarter of 2015 was negative (4.7)%. This compares to a 3.2% effective tax rate for the third quarter of 2014. The change in rate from the prior year is primarily attributable to the change in the permanent investment assertion for the earnings of the non-U.S. subsidiaries of ($70.0) million, tax related to the impairment charges of $48.4 million and a decrease in the balance of uncertain tax positions of $4.4 million.

Comparison of the Nine Months Ended September 30, 2015 with the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, we had a net loss of $198.6 million, or $8.04 per diluted share, on revenues of $224.2 million. During the nine months ended September 30, 2014, net income was $55.1 million, or $2.09 per diluted share, on revenues of $379.7 million.

Revenue decreased $155.4 million, or 40.9%, period over period. Utilization decreased by 16.5 percentage points, from 86.4% in 2014 to 69.9% in 2015, decreasing revenue by $80.0 million. In addition, a decrease in day rates, from $21,716 in 2014 to $16,495 during the current year, further decreased revenue by $55.8 million. A stronger U.S. dollar caused a decrease in revenue of $20.7 million, as a large portion of our revenue is earned in foreign currencies. We sold six older, less profitable vessels during 2014 and 2015, replacing them with one acquired vessel and three new-build vessels. The net result of the sales and purchases was an increase in revenue of $1.1 million.

We had an operating loss of $171.8 million for the nine-month period ended September 30, 2015 compared to operating income of $80.9 million during the same period in 2014. In 2015 and 2014, we had impairment charges of $152.1 million and $7.5 million, respectively. Excluding charges for impairment, the decrease in operating income year over year was $108.1 million. Offsetting the revenue decrease were decreases in all our expense categories, resulting from aggressive cost saving initiatives implemented early this year, including stacking vessels. The major cost saving attributable to stacking vessels is the reduction of crew wages and travel expense. In addition, we have deferred drydock costs on these vessels, which deferred cost will eventually be required to return the vessels to active service. These reductions have significantly decreased our operating costs. We have also reduced our onshore staffing levels globally which has decreased also our general and administrative costs. Direct operating expenses decreased $40.6 million and drydock expense decreased $0.9 million. General and administrative costs decreased by $11.1 million, and depreciation and amortization decreased $0.8 million. Gain on sale of assets decreased by $6.1 million year over year.

North Sea

North Sea revenue decreased $62.1 million, or 36.0%, for the first nine months of 2015 compared to the same period in 2014. Utilization decreased from 89.9% in 2014 to 83.2% in 2015, causing a decrease in revenue of $14.0 million. Day rates decreased from $23,151 last year to $17,155 this year, reducing revenue by $26.7 million, while the strong U.S. dollar caused a decrease in revenue of $18.8 million. In addition, lower capacity resulting from the sale of older vessels decreased revenue by $2.6 million. Operating income decreased by $40.7 million. This amount includes a goodwill impairment charge of $22.6 million during 2015 and vessel components impairment charge of $7.0 during 2014. Excluding these charges, operating income decreased $34.8 million resulting directly from the decrease in revenue. Partially offsetting the revenue decrease were decreases in direct operating expenses of $16.8 million, drydock expense of $1.2 million, general and administrative expenses of $5.7 million all related to cost cutting measures. Depreciation and amortization also decreased by $2.9 million. During the third quarter of 2015, we recognized a gain on sale of assets of $0.7 million.

Southeast Asia

Revenue decreased by $18.2 million, or 36.6%, for the first nine months of 2015. Utilization declined from 78.0% in the first nine months of 2014 to 71.5% in the first nine months of 2015, decreasing revenue by $8.6 million. Day rates decreased from $15,329 in the first nine months of 2014 to $12,209 in 2015 decreasing revenue by $5.5 million. Furthermore, the sale of three older vessels caused a decline in revenue of $4.1 million for the first nine months of 2015. Operating income decreased by $18.1 million, from $20.9 million in the first nine months of 2014 to $2.8 million in the same period of 2015. The decrease in revenue coupled with a year over year decrease in gain on sale of assets of $5.5 million and a slight increase in drydock expense of $0.2 million contributed to the decrease in operating income. Partially offsetting this was a decrease in direct operating expenses of $3.8 million due mainly to the lower number of vessels operating in the region and the continuing cost cutting efforts. General and administrative expenses decreased by $0.8 million, and depreciation and amortization expenses decreased by $0.7 million.

Americas

Revenue decreased $75.1 million, or 47.8%, in the first nine months of 2015 compared to the first nine months of 2014. Utilization decreased from 87.1% during the first nine months of 2014 to 56.4% in 2015, causing a decrease of $57.9 million in revenue. Average day rates decreased from $23,286 in the first nine months of 2014 to $17,919 in the current year, which decreased revenue by $23.0 million. The stronger U.S. dollar caused a further decrease in revenue of $2.0 million. Offsetting these decreases was an increase in capacity related to two new-build vessels delivered into the region in 2014 and early 2015 which increased revenue by $7.8 million. We had an operating loss of $141.1 million during the first nine months of 2015, compared to operating income of $45.4 million during the first nine months of 2014. Included in the operating loss were impairment charges of $129.2 million related to the write down of U.S. long lived and intangible assets. Excluding these charges, the decrease in operating income was $57.4 million. The decrease in revenue was the main contributor to the reduction in operating income. Offsetting the decrease in revenue was the decrease in direct operating expenses of $19.9 million and general and administrative expenses of $1.7 million, both resulting from the aggressive cost cutting initiatives implemented in 2015. Depreciation expenses increased $2.3 million mainly due to the addition of the two new vessels. In addition, during 2014 we recognized a gain on sale of assets of $1.4 million which was not duplicated in 2015.

Other

Other expenses in the first nine months of 2015 increased by $4.8 million, to $27.1 million due to higher interest expense related to higher outstanding debt balance and lower capitalized interest during the first nine months of 2015. In 2015 we also modified our credit facility agreements that accelerated the amortization of debt issue costs. In addition, during the first nine months of 2015, we experienced foreign currency losses that contributed to the higher cost.

Tax Rate

Our effective tax rate for the first nine months of 2015 was less than 1%. This compares to a 6.1% effective tax rate for the same 2014 period. The change in the effective tax rate from the prior year was primarily attributable to the change in the permanent investment assertion for the earnings of the non-U.S. subsidiaries of ($70.0) million, tax related to impairment charges of $48.4 million and a decrease in the balance of uncertain tax positions of $4.0 million.

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

Industry conditions

The recent and sustained decline in the price of oil has materially and negatively impacted our results of operations. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. This downturn has also impacted the operational plans for the major oil companies and consequently has affected the drilling and support service sector.  As a result, we have experienced a negative impact on day rates and utilization in the first nine months of 2015. In response to the downturn and the lower day rates, we have made changes to our cost structure, particularly to our onshore and offshore compensation and staffing.  We are continuing to adjust staffing and compensation levels and more closely control maintenance and outside services costs. We have stacked some vessels virtually eliminating variable costs.

Due to the reduction in our revenues this quarter, we have determined to repatriate all future foreign earnings and $200.0 million of prior earnings of our non-US subsidiaries, thereby reducing our total permanently reinvested earnings.  This has resulted in a non-cash tax charge, due to our cumulative net operating loss position, of approximately $70.0 million in the third quarter of 2015. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $800.0 million at September 30, 2015.  If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of September 30, 2015 we had approximately $30.0 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

We are required to make expenditures for the certification and maintenance of our vessels. We expect to have no further drydocking expenditures during 2015.

Construction of new vessels

We are currently in the latter stages of a 12 vessel new-build program that was initiated in 2011. Beginning in the second quarter of 2013, we have delivered seven vessels to our North Sea region and two vessels to our Americas region. We currently have two remaining vessels under construction in the U.S. and one vessel, with Arctic capabilities, under construction in Norway. Neither of two remaining U.S. vessels have been delivered. In addition, both vessels are significantly past the delivery date in the original contract. The current schedule anticipates delivery of these remaining vessels in the first and second quarters of 2016 and additional delays may occur.  Given the significant delays and other technical problems associated with the construction and delivery of these vessels, to preserve our rights, we have initiated arbitration proceedings with BAE as provided for under our contract. The Norway vessel is scheduled to deliver during the first quarter 2016. In total, we are contracted to pay approximately $61.3 million through the second quarter of 2016 to complete these new-build vessels.

Long-term debt and revolving credit facilities

We have issued $500.0 million aggregate principal amount of our Senior Notes. The Senior Notes pay interest semi-annually on March 15 and September 15.

We also have line of credit financing available under our Multicurrency Facility Agreement, as amended, that provides us with $200.0 million of borrowing capacity, secured by our Americas region vessels, through September 2019 and under our Norwegian Facility Agreement, as amended, that provides us with 600.0 million NOK (approximately $70.4 million at September 30, 2015) of borrowing capacity, secured by our Norwegian flagged vessels, through September 2019. In February 2015, we entered into amendments to our Multicurrency and Norwegian Facility Agreements that reduced the requirement under the covenants governing the interest coverage ratio. In return for the reduction, the lenders required that we agree to certain financial restrictions, including limiting our ability make certain payments for dividends, acquisitions or share repurchases.

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

On July 7, 2015, we entered into an amendment to the Norwegian Facility Agreement that incorporated the same changes in covenants as the Multicurrency Facility Agreement amendment. The Norwegian Facility Agreement amendment did not reduce borrowing capacity. At September 30, 2015, we were in compliance with all covenants associated with our loan agreements and all covenants associated with the indenture that governs the Senior Notes. Refer to Note 4 “Long-Term Debt” in our Notes to Unaudited Condensed Consolidated Financial Statements for more information on our Senior Notes, Multicurrency Facility Agreement and Norwegian Facility Agreement.

If the current industry conditions remain the same, it is possible that we will not be in compliance with certain covenants by mid-year 2016. We intend to work with the lenders to negotiate amendments or waivers, if required, before we breach any covenants. A likely result of any amendment or waiver would be additional restrictions from the respective lenders and potential reductions in amounts available for borrowing under the facilities. There can be no assurance that we would be able to negotiate acceptable changes in the facility agreements should a breach occur.

Cash and working capital

Net working capital at September 30, 2015, was $70.7 million. The following table shows cash from operating, investing and financing activities:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$25.3	$105.3
Net cash used in investing activities	(20.0)	(122.1)
Net cash used in financing activities	(22.9)	(10.6)

Net decrease in cash and cash equivalents	$(17.6)	$(27.4)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $25.3 million compared to $105.3 million provided by operating activities for the nine months ended September 30, 2014. The decrease was due primarily to lower revenue in 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $20.0 million compared to $122.1 million used in investing activities for the nine months ended September 30, 2014. The decrease in cash used in investing activities in the first nine months of fiscal 2015 was primarily due to less activity in our new build program. In 2014, we purchased one vessel, delivered three vessels from our new build program and had four vessels under construction that did not deliver in 2014. In 2015, we delivered one vessel early in the year and have three vessels under construction.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $22.9 million compared to $10.6 million used in financing activities for the nine months ended September 30, 2014. The increase in cash used in financing activities in 2015 was due to greater repayments of borrowings in 2015 than amounts borrowed.

Resources and liquidity

At September 30, 2015, we had approximately $31.2 million of cash on hand, approximately $23.0 million drawn under our Multicurrency Facility Agreement, and $500.0 million outstanding under our Senior Notes. We have approximately $245.5 million of borrowing capacity, net of amounts currently borrowed and standby letters of credit, under our recently amended Multicurrency and Norwegian Facility Agreements.

We anticipate that cash on hand, future cash flows from operations for 2015 and 2016, access to our revolving credit facilities, assuming no significant changes in amounts available under the facilities, and limited vessel sales will be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet operating and working capital requirements. As noted above, we were able to defer payment of $22.9 million to the shipyard for the construction of a North Sea PSV from the first quarter of 2016 until the first quarter of 2017.

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

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 55.5% of our total consolidated revenue for the three months ended September 30, 2015, and 49.2% of our total consolidated revenue for the nine months ended September 30, 2015. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars.

For the three and nine months ended September 30, 2015 and 2014, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	1 US$=		1 US$=
GBP	0.646	0.599	0.653	0.599
NOK	8.217	6.251	7.900	6.109
Euro	0.899	0.755	0.897	0.738
BRL	3.520	2.276	3.123	2.287
SGD	1.391	1.252	1.363	1.258

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

Reflected in the accompanying consolidated balance sheet at September 30, 2015, is a loss of $79.9 million in accumulated other comprehensive income (“accumulated OCI”) primarily relating to the change in exchange rates at September 30, 2015 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

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

As previously disclosed, on August 12, 2015, Mr. Richard M. Safier, Senior Vice President, General Counsel and Secretary of the Company, notified the Company of his intent to leave the Company, effective August 31, 2015. In connection with his resignation, Mr. Safier was paid or will receive the payments and benefits that are payable pursuant to his employment agreement in the event of his termination by the company without cause, as previously disclosed.

ITEM 6.	EXHIBITS

Exhibits

See Exhibit Index for list of Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.
(Registrant)

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: November 9, 2015

INDEX TO EXHIBITS

Exhibits	Description	Filed Herewith or Incorporated by Reference from the Following Documents
3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010

4.2	Form of U.S. Citizen Stock Certificates	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010

4.3	Form of Non-U.S. Citizen Stock Certificates	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010

4.4	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012

4.5	$300 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of March 12, 2012, by among GulfMark Offshore, Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and RBS Securities Inc.	Exhibit 4.3 to our current report on Form 8-K filed on March 12, 2012

4.6	$200 Million GulfMark Offshore, Inc. 6.375% Senior Notes due 2022 Registration Rights Agreement dated as of December 5, 2012, by among GulfMark Offshore, Inc. and Wells Fargo Securities, LLC, as the representative of the several initial purchasers named therein	Exhibit 4.3 to our current report on Form 8-K filed on December 6, 2012

4.7	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010

10.1	Second Amendment Agreement dated July 2, 2015 relating to a $300,000,000 Multicurrency Facility Agreement originally dated September 26, 2014 between GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, the financial institutions listed in Part 2 of Schedule 1 thereto, as lenders, the arrangers party thereto, and The Royal Bank of Scotland plc, as agent of the finance parties thereto, and as security trustee for the secured parties thereunder	Exhibit 10.1 to our current report on Form 8-K filed on July 8, 2015

10.2	Addendum No. 2 dated July 7, 2015 to NOK 600,000,000 Multi-Currency Credit Facility Agreement originally dated December 27, 2012, and as amended by an Amendment and Restatement Agreement dated October 23, 2014, between GulfMark Rederi AS and DNB Bank ASA	Exhibit 10.2 to our current report on Form 8-K filed on July 8, 2015

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.