Form 10-Q
period 2016-03-31
GULFMARK OFFSHORE INC
filed 2016-04-26
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of April 22, 2016: 25,790,430.

GulfMark Offshore, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, market conditions, the demand for marine and transportation support services and future capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

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

These types of statements are based on current expectations about future events and inherently are subject to certain risks, uncertainties and assumptions, many of which are beyond our control, which could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. It should be understood that it is not possible to predict or identify all risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, among others, the following:

●	the risk factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015;
●	operational risks;
●	significant and sustained additional declines in oil and natural gas prices;
●	sustained weakening of demand for our services;
●	general economic and business conditions;
●	the business opportunities that may be presented to and pursued by us;
●	changes in law or regulations including, without limitation, changes in tax laws;
●	fewer than anticipated deepwater and ultra-deepwater drilling units operating in the Gulf of Mexico or other regions in which we operate;
●	unanticipated difficulty in effectively competing in or operating in international markets;
●	the level of fleet additions by us and our competitors that could result in overcapacity in the markets in which we compete;
●	advances in exploration and development technology;
●	dependence on the oil and natural gas industry;
●	drydocking delays or cost overruns on construction projects or insolvency of shipbuilders;
●	inability to accurately predict vessel utilization levels and day rates;
●	lack of shipyard or equipment availability;
●	our inability to successfully complete the remainder of our current vessel new build programs on-time and on-budget;
●	unplanned customer suspensions, cancellations, rate reductions or non-renewals;
●	further reductions in capital expenditure budgets by customers;
●	ongoing capital expenditure requirements;
●	uncertainties surrounding deepwater permitting and exploration and development activities;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,669	$21,939
Trade accounts receivable, net of allowance for doubtful accounts of $1,466 and $1,480, respectively	28,386	40,838
Other accounts receivable	7,113	7,571
Prepaid expenses and other current assets	16,009	16,649
Total current assets	71,177	86,997

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $473,341 and $457,670, respectively	1,095,529	1,195,669
Construction in progress	50,850	70,817
Deferred costs and other assets	6,413	7,769
Total assets	$1,223,969	$1,361,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,674	$13,170
Income and other taxes payable	2,481	6,485
Accrued personnel costs	10,504	12,942
Accrued interest expense	1,544	9,620
Other accrued liabilities	7,125	5,316
Total current liabilities	37,328	47,533
Long-term debt	486,090	490,589
Long-term income taxes:
Deferred tax liabilities	63,060	99,439
Other income taxes payable	21,041	21,351
Other liabilities	3,984	4,032
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 28,017 and 27,994 shares issued and 25,790 and 25,792 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	276	274
Additional paid-in capital	418,208	417,289
Retained earnings	352,999	444,181
Accumulated other comprehensive income (loss)	(92,976)	(96,234)
Treasury stock, at cost	(74,914)	(75,922)
Deferred compensation expense	8,873	8,720
Total stockholders' equity	612,466	698,308
Total liabilities and stockholders' equity	$1,223,969	$1,361,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenue	$38,794	$89,092
Costs and expenses:
Direct operating expenses	23,735	51,225
Drydock expense	827	8,973
General and administrative expenses	9,788	10,964
Depreciation and amortization	16,039	18,488
Impairment charges	116,657	-
Loss on sale of assets and other	4	-
Total costs and expenses	167,050	89,650
Operating loss	(128,256)	(558)
Other income (expense):
Interest expense	(8,397)	(8,158)
Interest income	40	44
Gain on extinguishment of debt	10,120	-
Foreign currency gain and other	(44)	(673)
Total other income (expense)	1,719	(8,787)
Loss before income taxes	(126,537)	(9,345)
Income tax benefit	35,355	4,219
Net loss	$(91,182)	$(5,126)
Net loss per share:
Basic	$(3.66)	$(0.21)
Diluted	$(3.66)	$(0.21)
Weighted average shares outstanding:
Basic	24,893	24,603
Diluted	24,893	24,603

Cash dividend declared per common share	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(91,182)	$(5,126)
Comprehensive income:
Foreign currency gain (loss)	3,258	(43,667)
Total comprehensive loss	$(87,924)	$(48,793)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(In thousands)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders' Equity
					Shares	Share Value
Balance at December 31, 2015	$274	$417,289	$444,181	$(96,234)	(2,543)	$(75,922)	$8,720	$698,308
Net loss	-	-	(91,182)	-	-	-	-	(91,182)
Issuance of common stock and other	2	2,294	-	-	-	-	-	2,296
Treasury stock	-	-	-	-	(24)	1,161	-	1,161
Deferred compensation plan	-	(1,375)	-	-	(34)	(153)	153	(1,375)
Translation adjustment	-	-	-	3,258	-	-	-	3,258
Balance at March 31, 2016	$276	$418,208	$352,999	$(92,976)	(2,601)	$(74,914)	$8,873	$612,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(91,182)	$(5,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,039	18,488
Amortization of stock-based compensation	1,498	1,804
Amortization of deferred financing costs	806	582
Impairment	116,657	-
Provision for doubtful accounts receivable, net of write-offs	23	(892)
Gain on extinguishment of debt	(10,120)	-
Deferred income tax benefit	(35,624)	(4,534)
Foreign currency transaction (gain) loss	(223)	566
Change in operating assets and liabilities:
Accounts receivable	12,859	10,722
Prepaids and other	659	(3,559)
Accounts payable	2,573	(3,763)
Other accrued liabilities and other	(13,865)	(11,730)
Net cash provided by operating activities	100	2,558
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(7,200)	(11,618)
Release of deposits held in escrow	-	3,683
Proceeds from disposition of vessels and equipment	29	715
Net cash used in investing activities	(7,171)	(7,220)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	15,000	16,000
Repayment of Senior Notes	(9,880)	-
Debt issuance costs	(769)	(1,191)
Proceeds from issuance of stock	121	307
Net cash provided by financing activities	4,472	15,116
Effect of exchange rate changes on cash	329	(1,392)
Net increase (decrease) in cash and cash equivalents	(2,270)	9,062
Cash and cash equivalents at beginning of period	21,939	50,785
Cash and cash equivalents at end of period	$19,669	$59,847
Supplemental cash flow information:
Interest paid, net of interest capitalized	$15,353	$15,361
Income taxes paid, net	449	396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)           GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2015, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments necessary to present fairly the unaudited condensed consolidated financial statements for the periods indicated, have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform to current year presentation.

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-03, “Interest – Imputation of Interest.” This ASU requires us to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, ASU 2015-15 clarified this standard to state that debt issuance costs of line of credit or revolving credit arrangements would not be required to be reclassified from other assets to liabilities. We adopted these standards effective January 1, 2016 and have applied their provisions, in accordance with the standards, on a retrospective basis. This change is treated as a change in accounting principle. See Note 4 for presentation and disclosure under the new standards.

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

(2)           IMPAIRMENT CHARGES

Long-Lived Asset Impairment

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess potential impairment by comparing the carrying values of the long-lived assets to the undiscounted cash flows expected to be received from those assets. If impairment is indicated, we determine the amount of impairment expense by comparing the carrying value of the long-lived assets with their fair market value. We base our undiscounted cash flow estimates on, among other things, historical results adjusted to reflect the best estimate of future operating performance. We obtain estimates of fair value of our vessels from third party appraisal firms. Management’s assumptions are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported.

Beginning in late 2014, oil prices declined significantly and continued at low levels in 2015 and through the first quarter of 2016. The lower price environment has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. We experienced a negative impact on day rates and utilization of our vessels declined substantially during 2015, which effects have continued into 2016. Although our policy generally requires annual review for impairment, we have performed reviews for impairment in every quarter since the fourth quarter of 2014. We recorded impairment of our long-lived assets, including an intangible asset, and goodwill in the third quarter of 2015. The goodwill and intangible asset values were reduced to zero.

The day rates for our vessels fell further in the first quarter of 2016 and utilization in our Americas and Southeast Asia segments fell from near 50% at year-end 2015 to less than 25% at the end of the first quarter of 2016. In addition, the valuations of our vessels, provided by third party appraisal firms, have declined significantly since we recorded impairment in the third quarter of 2015.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying value of our long-lived assets in the U.S. Gulf of Mexico and in Southeast Asia was greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived assets to the fair value provided by the third party appraisal firms and recorded $114.1 million of impairment charges consisting of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is a part of our Americas segment and includes vessels under construction, and $19.6 million in connection with our Southeast Asia segment.

We will continue to monitor the industry for triggering events that could indicate additional impairment in 2016.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, we have recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the first quarter of 2016.

(3)           VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 2016 and March 31, 2015, we capitalized $1.1 million and $1.2 million of interest, respectively.

At December 31, 2015, we had two vessels under construction in the U.S. and one vessel was under construction in Norway.

As previously disclosed, the U.S. vessels are significantly delayed and we were in arbitration with the shipbuilder, as provided for under our contracts.  In March 2016, we entered into a settlement agreement with the shipbuilder that resolved the matters under dispute and reset the contract schedules so that we take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  Under the settlement, we can elect to not take delivery of the second vessel and forego the final payment, in which case the shipbuilder will retain the vessel.

The vessel under construction in Norway was scheduled to be completed and delivered during the first quarter of 2016; however, in the fourth quarter of 2015, we amended our contract with the shipbuilder to delay delivery of the vessel until January 2017. Concurrently, in order to delay the payment of a substantial portion of the construction costs, we agreed to pay monthly installments through May 2015 totaling 92.2 million NOK (or approximately $11.1 million at March 31, 2016) and to pay a final installment on delivery in January 2017 of 195.0 million NOK (or approximately $23.6 million at March 31, 2016).

As a result of the actions described above, we now have two vessels under construction, one of which we expect to be delivered in the second quarter of 2016 and the second of which we expect to be delivered in the first quarter of 2017. We have eliminated remaining contractual payment obligations to one shipbuilder and delayed a significant portion of our payment obligations to the other shipbuilder until 2017.

The following table illustrates the details of the vessels under construction:

Vessels Under Construction as of April 25, 2016
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(2)	DWT(3)	Expected Cost
							(millions)
BAE Systems	Americas	LgPSV	Q2 2016	286	10,960	5,300	$48.0
Simek	N. Sea	LgPSV	Q1 2017	304	11,935	4,700	$60.0

Note: Final cost may differ due to foreign currency fluctuations.

(1) LgPSV - Large Platform Supply Vessel

(2)BHP - Brake Horsepower

(3)DWT - Deadweight Tons

(4)           LONG-TERM DEBT

Our long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Senior Notes Due 2022	$479,000	$499,000
Multicurrency Facility Agreement	15,000	-
	494,000	499,000
Debt Premium Associated with the Senior Notes	565	607
Debt Issuance Costs Associated with the Senior Notes	(8,475)	(9,018)
Total	$486,090	$490,589

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2016	$-
2017	-
2018	-
2019	15,000
2020	-
Thereafter	479,000
Total	$494,000

Senior Notes Due 2022

In March and December 2012, we issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022, or the Senior Notes. The Senior Notes pay interest semi-annually on March 15 and September 15. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on U.S. Treasuries plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020, plus accrued and unpaid interest to the redemption date.

In December 2015, we repurchased in the open market $1.0 million face value of Senior Notes leaving $499.0 million aggregate principal amount of Senior Notes outstanding at December 31, 2015. In the first quarter 2016, we repurchased in the open market $20.0 million face value of Senior Notes leaving $479.0 million outstanding at March 31, 2016. We recorded a gain totaling approximately $10.1 million upon the repurchase of Senior Notes in the first quarter of 2016, which gain is included in other income and expense in our consolidated statements of operations. Depending on market conditions we may, from time to time, repurchase our Senior Notes in the open market or otherwise.

In conjunction with the Senior Notes offering, we incurred a total of $12.7 million in debt issuance costs. In prior periods, debt issuance costs were included in our consolidated balance sheet under deferred costs and other assets. Under the provisions of ASU No. 2015-03, discussed in Note 1, the unamortized balance in debt issuance costs is included in our consolidated balance sheet as a direct deduction from the face amount of the Senior Notes. The change in accounting principle was applied retrospectively, therefore, the December 31, 2015 presentation of deferred costs and other assets and long term debt in our consolidated financial statements have been adjusted to conform to the standard. The effective interest rate on the Senior Notes, adjusted for the premium and debt issuance costs, is 6.71%.

At March 31, 2016, the fair value of the Senior Notes, based on quoted market prices, was approximately $230.2 million compared to a carrying amount of $471.1 million.

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
●

maintenance of minimum Consolidated Adjusted EBITDA, as defined, as of the end of each fiscal quarter, of $5.0 million for the fourth quarter of 2015, $10.0 million for the six months ended March 31, 2016, $15.0 million for the nine months ending June 30, 2016 and $20.0 million for the four-quarter period ending September 30, 2016 and thereafter;

●	minimum liquidity (as determined under the Multicurrency Facility Agreement) at the end of each fiscal quarter of $35.0 million;
●	a mandatory prepayment if loans are outstanding and, on a consolidated basis, we have Cash, as defined, at the end of a fiscal quarter in excess of $35.0 million;
●	a prohibition on loans under the Multicurrency Facility Agreement for purposes of funding payments on our platform supply vessel, or PSV, under construction by Simek;
●	restrictions on the amount of cash we may invest for certain capital expenditures, acquisitions, joint ventures, dividends and share repurchases until December 31, 2017;
●	restrictions, subject to exceptions, on certain acquisitions, mergers, consolidations, joint ventures, changes of business, changes of ownership, indebtedness and asset sales; and
●	restrictions, subject to exceptions, on liens on our assets.

In December 2015, we entered into an amendment to the Multicurrency Facility Agreement that, among other changes:

●	removed interest coverage ratio tests for certain periods;
●	increased the permissible capitalization ratio;
●	redefined the Consolidated Adjusted EBITDA calculation to add back certain severance and other costs related to any discontinued operations or vessel redeployment;
●	reduced the threshold in the minimum liquidity covenant from $50.0 million to $35.0 million; and
●	added provisions permitting stacking of vessels if needed.

In return for the amendment, the Lenders required that we agree to certain changes, including:

●	increasing the pricing for any loans;
●	increasing the commitment fee during certain periods;
●	reducing commitments from $200.0 million to $100.0 million;
●	requiring prepayment of loans if quarter end cash on hand exceeds certain thresholds;
●	increasing collateral to debt ratio and collateral to commitment ratio requirements;
●	providing for additional reporting of financial and other information, including more frequent collateral appraisals;
●	limiting unscheduled capital expenditures or investments; and
●	precluding use of borrowings under the Multicurrency Facility Agreement to acquire the Norwegian Arctic class vessel currently under construction.

We have unamortized fees paid to the arrangers, the agent and the security trustee totaling $3.0 million at March 31, 2016, which fees are being amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement.

The Multicurrency Facility Agreement is secured by 24 vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any Lender or other hedge counterparty to the Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. At March 31, 2016, we had $15.0 million borrowed and outstanding under the Multicurrency Facility Agreement and we were in compliance with all the covenants under the Multicurrency Facility Agreement. The unused borrowing capacity under the Multicurrency Facility Agreement at March 31, 2016, after giving effect to standby letters of credit, was $83.6 million.

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

Norwegian Facility Agreement

We are also party to a senior secured revolving credit facility, or the Norwegian Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, as the borrower, which we refer to as the Norwegian Borrower, and DNB Bank ASA, a Norwegian bank, as lead lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2019 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (or approximately $72.0 million at March 31, 2016) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at the Norwegian InterBank Offered Rate, plus an applicable margin, which may range from 2.50% to 4.00%, depending on the interest coverage ratio. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants under the Norwegian Facility Agreement, including covenants and restrictions requiring, among other things:

●	maintenance of a Capitalization Ratio, as defined, not to exceed 60% at the end of each fiscal quarter;
●	maintenance of a minimum ratio of Adjusted EBITDA to Interest Expense, each as defined, of 1.50 to 1.00 beginning at the end of our third fiscal quarter of 2017 and increasing periodically thereafter;
●

maintenance of minimum consolidated Adjusted EBITDA, as defined, as of the end of each fiscal quarter, of $5.0 million for the fourth quarter of 2015, $10.0 million for the six months ended March 31, 2016, $15.0 million for the nine months ending June 30, 2016 and $20.0 million for the four-quarter period ending September 30, 2016 and thereafter;

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

We have unamortized fees paid to the arrangers, the agent and the security trustee totaling $1.6 million at March 31, 2016, which fees are being amortized into interest cost on a straight-line basis over the life of the Norwegian Facility Agreement.

The Norwegian Facility Agreement is secured by four vessels owned by our subsidiary GulfMark UK Ltd and by four vessels of the Norwegian Borrower and our additional North Sea PSV under construction. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. At March 31, 2016, there were no amounts borrowed and outstanding under the Norwegian Facility Agreement and we were in compliance with all the covenants under the Norwegian Facility Agreement.

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

(5)           INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). During 2015, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings. The change in our foreign repatriation strategy resulted in a non-cash tax charge in 2015 of approximately $70.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $850.0 million at March 31, 2016. If those earnings were repatriated, the incremental U.S. tax would be approximately 35% based on current tax law. In addition, as of March 31, 2016, we had approximately $13.8 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

(6)           COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.3 million at March 31, 2016 and $1.8 million at December 31, 2015. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

(7)           NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” These amendments require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was to become effective on January 1, 2017, but the issuance in August 2015 of ASU 2015-14 delayed the effective date until January 1, 2018. Early application is permitted only back to the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASUs 2014-09 and 2015-14 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standards on our ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes.” Current accounting requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The new standard is effective on January 1, 2017. This standard will not have a material effect on our financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases” to increase transparency and comparability among organizations by recognizing all leases on the balance sheet and disclosing key information about leasing arrangements. The main difference between current accounting standards and ASU 2016-02 is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current accounting standards. The new standard is effective for fiscal years beginning after December 15, 2018. We have not yet determined the effect of the standard on our ongoing financial reporting.

In April 2016, the FASB issued ASU 2016-11, “Improvements to Employee Share-based payments.” Specifically, the ASU allows entities to record excess tax benefits or tax deficiencies as tax benefit or expense, allows entities to elect a methodology of using actual forfeitures instead of estimated forfeitures, and allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as liabilities. The new standard is effective for fiscal years beginning after December 15, 2016. We have not yet determined the effect of the standard on our ongoing financial reporting.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2016
Revenue	$22,932	$2,487	$13,375	$-	$38,794
Direct operating expenses	13,691	2,957	7,087	-	23,735
Drydock expense	837	(10)	-	-	827
General and administrative	2,129	873	2,031	4,755	9,788
Depreciation expense	6,557	2,601	5,968	913	16,039
Impairment charges	1,986	20,169	94,502	-	116,657
Loss on sale of assets	-	-	4	-	4
Operating income (loss)	$(2,268)	$(24,103)	$(96,217)	$(5,668)	$(128,256)

Quarter Ended March 31, 2015
Revenue	$40,200	$13,329	$35,563	$-	$89,092
Direct operating expenses	24,165	4,183	22,877	-	51,225
Drydock expense	2,933	659	5,381	-	8,973
General and administrative	2,062	1,123	2,756	5,023	10,964
Depreciation expense	7,222	2,594	7,846	826	18,488
Operating income (loss)	$3,818	$4,770	$(3,297)	$(5,849)	$(558)

Total Assets
March 31, 2016	$582,354	$206,981	$428,104	$6,530	$1,223,969
December 31, 2015	589,934	232,356	529,654	9,308	1,361,252

At December 31, 2015, we had $422.7 million and at March 31, 2016, we had $391.1 million in long-lived assets attributable to the United States, our country of domicile.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc., a Delaware corporation, and its subsidiaries.

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability to our present number of 73 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of April 25, 2016, our active fleet includes 70 owned vessels, 38 of which are stacked, and three managed vessels. In addition, we currently have two vessels under construction that we expect to be delivered during 2016 and 2017.

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

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2015.

Long-Lived Asset Impairment

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess potential impairment by comparing the carrying values of the long-lived assets to the undiscounted cash flows expected to be received from those assets. If impairment is indicated, we determine the amount of impairment expense by comparing the carrying value of the long-lived assets with their fair market value. We base our undiscounted cash flow estimates on, among other things, historical results adjusted to reflect the best estimate of future operating performance. We obtain estimates of fair value of our vessels from third party appraisal firms. Management’s assumptions are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported.

Beginning in late 2014, oil prices declined significantly and continued at low levels in 2015 and through the first quarter of 2016. The lower price environment has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. We experienced a negative impact on day rates and utilization of our vessels declined substantially during 2015, which effects have continued into 2016. Although our policy generally requires annual review for impairment, we have performed reviews for impairment in every quarter since the fourth quarter of 2014. We recorded impairment of our long-lived assets, including an intangible asset, and goodwill in the third quarter of 2015. The goodwill and intangible asset values were reduced to zero.

The day rates for our vessels fell further in the first quarter of 2016 and utilization in our Americas and Southeast Asia segments fell from near 50% at year-end 2015 to less than 25% at the end of the first quarter of 2016. In addition, the valuations of our vessels, provided by third party appraisal firms, have declined significantly since we recorded impairment in the third quarter of 2015.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying value of our long-lived assets in the U.S. Gulf of Mexico and in Southeast Asia was greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived assets to the fair value provided by the third party appraisal firms and recorded $114.1 million of impairment charges consisting of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is a part of our Americas segment and includes vessels under construction, and $19.6 million in connection with our Southeast Asia segment.

We will continue to monitor the industry for triggering events that could indicate additional impairment in 2016.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, we have recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the first quarter of 2016.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended March 31,
	2016	2015
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$22,932	$40,200
Southeast Asia Based Fleet	2,487	13,329
Americas Based Fleet	13,375	35,563

Average Rates Per Day Worked (b):
North Sea Based Fleet (c)	$14,950	$18,353
Southeast Asia Based Fleet	7,070	13,880
Americas Based Fleet	11,365	19,724

Overall Utilization (b):
North Sea Based Fleet	62.2%	83.1%
Southeast Asia Based Fleet	29.9%	85.0%
Americas Based Fleet	20.7%	67.4%

Average Owned Vessels (d):
North Sea Based Fleet (c)	27.0	29.2
Southeast Asia Based Fleet	13.0	13.0
Americas Based Fleet	30.0	29.9
Total	70.0	72.1

(a)	Includes owned and managed vessels.

(b)

Average rate per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by total number of days of availability in the period.

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

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2015

For the quarter ended March 31, 2016, we had a net loss of $91.2 million, or $3.66 per diluted share, on revenues of $38.8 million. For the same period in 2015, our net loss was $5.1 million, or $0.21 per diluted share, on revenues of $89.1 million.

Our revenues for the quarter ended March 31, 2016 decreased $50.3 million, or 56.5%, compared to the quarter ended March 31, 2015. The oil and natural gas market downturn continues to have a significant negative effect on the demand for offshore supply vessels. Average day rates decreased from $17,961 during the first quarter of 2015 to $12,982 during the first quarter of 2016 resulting in an $8.7 million decline in revenue. Partially offsetting the decline was a $6.6 million payment from a customer to cancel a contract. Utilization decreased 38.5 percentage points reducing revenue by $44.8 million between the periods. In addition, revenue decreased $1.5 million as a result of the sale of three vessels during 2015. The continuing strength of the U.S. dollar decreased revenue by $1.9 million, as a significant portion of our revenue is earned in foreign currencies.

Operating income decreased $127.7 million, from a loss of $0.6 million in the first quarter of 2015 to a loss of $128.3 million during the first quarter of 2016. As a result of the ongoing downturn in the industry, during the first quarter of 2016 we recognized impairment charges of $116.7 million related to the write-down of long-lived assets and vessel components. Excluding these charges, the decrease in operating income was $11.0 million with lower revenue the primary contributor. In an effort to mitigate the decrease in revenue, we implemented aggressive cost saving initiatives during 2015, including stacking vessels. The major cost saving attributable to stacking vessels is the reduction of crew wages and travel expense. We have also deferred drydocks on stacked vessels, however these drydocks will eventually be required to return the vessels to active service. These actions have significantly decreased our operating costs. We have also reduced our onshore staffing levels globally which has decreased our general and administrative costs. As a result, we experienced decreases from the first quarter of 2015 compared to the first quarter of 2016 in direct operating expenses of $27.6 million and general and administrative expenses of $1.2 million. Depreciation and amortization decreased $2.4 million, largely due to asset impairments incurred in the third quarter of 2015. Drydock expense decreased $8.1 million due to a lower number of drydocks.

North Sea

Revenues in the North Sea decreased $17.3 million, or 43.0%, in the first quarter of 2016 compared to the first quarter of 2015. Utilization decreased from 83.1% in the first quarter of 2015 to 62.2% in the current quarter, causing a decrease in revenue of $9.8 million. Day rates decreased from $18,353 in the first quarter of 2015 to $14,950 in the first quarter of 2016, decreasing revenue by $4.3 million. A stronger U.S. dollar contributed $1.9 million to the decline in revenue, and the sale of three vessels during 2015, partially offset by an extra day in the first quarter of 2016, caused a decrease in revenue of $1.3 million. Operating income decreased $6.1 million from the first quarter of 2015 to the first quarter of 2016 due primarily to the reduction in revenue. During the first quarter of 2016, we recognized impairment charges of $2.0 million related to the write-down of vessel components. Excluding this charge, operating income decreased $4.1 million. Partially offsetting the decrease in revenue, direct operating expenses decreased by $10.5 million, depreciation and amortization decreased by $0.7 million, and drydock expense decreased by $2.1 million. The decreases in operating expenses were the direct result of cost saving initiatives implemented in 2015. Offsetting these decreases was a slight increase in general and administrative expense due to a reversal of bad debt expense in the first quarter 2015 that did not occur in the first quarter 2016, which offset the cost savings experienced during the first quarter of 2016.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $10.8 million, or 81.3%, in the first quarter of 2016 compared to the first quarter of 2015. Utilization decreased by 55.0 percentage points causing a decrease in revenue of $9.1 million from the first quarter of 2015. In addition, day rates decreased from $13,880 during the first quarter of 2015 to $7,070 for the first quarter of 2016, decreasing revenue by $1.7 million. Operating income decreased $28.9 million, from $4.8 million during the first quarter of 2015 to a loss of $24.1 million during the first quarter of 2016. We recognized impairment charges of $20.2 million related to the write-down of long-lived assets and vessel components during the first quarter of 2016. Excluding these charges, the decrease in operating income was $8.7 million due primarily to lower revenue. Partially offsetting the decrease in revenue was a decrease in operating expenses of $1.2 million, drydock expense of $0.7 million, and a slight decrease in general and administrative expense.

Americas

The Americas region revenues decreased by $22.2 million, or 62.4%, in the first quarter of 2016 compared to the first quarter of 2015. Utilization decreased from 67.4% during the first quarter of 2015 to 20.7% during the first quarter of 2016, causing a decrease in revenue of $26.0 million. Average day rates in the region decreased from $19,724 in the first quarter of 2015 to $11,365 in the first quarter of 2016, decreasing revenue by an additional $2.8 million. Partially offsetting these decreases was a one-time contract cancellation payment of $6.6 million. The operating loss for the region increased from $3.3 million during the first quarter of 2015 to $96.2 million during the first quarter of 2016. The first quarter of 2016 included impairment charges of $94.5 million related to the write-down of long-lived assets. Excluding these charges, the operating loss would have been $1.7 million, a decrease of $1.6 million. Offsetting the decrease in revenue was a $15.8 million decrease in direct operating expenses, a $5.4 million decrease in drydock expense, a $0.7 million decrease in general and administrative expense and a $1.9 million decrease in depreciation and amortization. The above decreases in expenses were due to the continuing cost cutting initiatives undertaken during 2015 and continuing into 2016.

Other

Other income in the first quarter of 2016 was $1.7 million compared to expense of $8.8 million in the first quarter of 2015. The change is due mainly to a $10.1 million gain related to the purchase in the open market of $20.0 million in face value of our Senior Notes during the first quarter of 2016.

Tax Rate

Our effective tax rate for the first quarter of 2016 was a benefit of 27.9%. This compares to a benefit of 45.1% effective tax rate for the first quarter of 2015. The change in rate from the prior year is primarily attributable to the earnings mix between our higher and lower tax jurisdictions.

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

Industry Conditions

The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity position. This downturn has also impacted the operational plans for the major oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector.  As a result, we experienced a significant negative impact on day rates and utilization in 2015 that is continuing into 2016. In response to the downturn and the lower day rates, we have made changes to our cost structure, particularly to our onshore and offshore compensation and staffing.  We are continuing to adjust staffing and compensation levels and more closely control maintenance and outside services costs. We have also stacked vessels, significantly reducing variable costs associated with such vessels.

In 2015, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings.  This resulted in a non-cash tax charge in 2015 of approximately $70.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $850.0 million at March 31, 2016.  If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of March 31, 2016 we had approximately $13.8 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

We are required to make expenditures for the certification and maintenance of our vessels. We expect to make approximately $4.1 million in drydocking expenditures during 2016, $0.8 million of which was incurred in the first quarter of 2016.

Construction of New Vessels

At December 31, 2015, we had two vessels under construction in the U.S. and one vessel was under construction in Norway.

As previously disclosed, the U.S. vessels are significantly delayed and we were in arbitration with the shipbuilder, as provided for under our contracts.  In March 2016, we entered into a settlement agreement with the shipbuilder that resolved the matters under dispute and reset the contract schedules so that we take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  Under the settlement, we can elect to not take delivery of the second vessel and forego the final payment, in which case the shipbuilder will retain the vessel.

The vessel under construction in Norway was scheduled to be completed and delivered during the first quarter of 2016; however, in the fourth quarter of 2015, we amended our contract with the shipbuilder to delay delivery of the vessel until January 2017. Concurrently, in order to delay the payment of a substantial portion of the construction costs, we agreed to pay monthly installments through May 2015 totaling 92.2 million NOK (or approximately $11.1 million at March 31, 2016) and to pay a final installment on delivery in January 2017 of 195.0 million NOK (or approximately $23.6 million at March 31, 2016).

As a result of the actions described above, we now have two vessels under construction, one of which we expect to be delivered in the second quarter of 2016 and the second of which we expect to be delivered in the first quarter of 2017. We have eliminated remaining contractual payment obligations to one shipbuilder and delayed a significant portion of our payment obligations to the other shipbuilder until 2017.

Cash and Working Capital

At March 31, 2016, our cash on hand totaled $19.7 million and net working capital was $33.8 million. The following table shows cash from operating, investing and financing activities:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$0.1	$2.6
Net cash used in investing activities	(7.1)	(7.2)
Net cash provided by financing activities	4.5	15.0
Net increase (decrease) in cash and cash equivalents	$(2.5)	$10.4

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $0.1 million compared to $2.6 million provided by operating activities for the three months ended March 31, 2015. The decrease was due primarily to lower revenue.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $7.1 million compared to $7.2 million used in investing activities for the three months ended March 31, 2015.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $4.5 million compared to $15.0 million provided by financing activities for the three months ended March 31, 2015. The decrease is due to our repurchase of Senior Notes in 2016 totaling $9.9 million. We drew $16.0 million under our revolving credit facilities in the first quarter of 2015 and $15.0 million in the first quarter of 2016.

Resources and Liquidity

We are party to a senior secured, revolving multicurrency credit facility, or the Multicurrency Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, as the Borrower, a group of financial institutions as the Lenders and the Royal Bank of Scotland PLC as agent for the Lenders. The Multicurrency Facility Agreement has a scheduled maturity date of September 26, 2019 and, as amended, commits the Lenders to provide revolving loans up to $100.0 million at any one time outstanding, subject to certain terms and conditions, and contains sublimits of $25.0 million for swingline loans and $5.0 million for the issuance of letters of credit. Revolving loans and swingline loans under the Multicurrency Facility Agreement accrue interest at LIBOR, plus an applicable margin which may range from 2.75% to 4.00%. The applicable margin is based on our most recent capitalization ratio. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants under the Multicurrency Facility Agreement. See Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

We are also party to a senior secured revolving credit facility, or the Norwegian Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, as the borrower, and DNB Bank ASA, a Norwegian bank, as lead lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2019 and commits the Norwegian Lender to provide loans up to an aggregate principal amount of 600.0 million NOK (or approximately $72.0 million at March 31, 2016) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at the Norwegian InterBank Offered Rate, plus an applicable margin, which may range from 2.50% to 4.00%, depending on the interest coverage ratio. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants under the Norwegian Facility Agreement. See Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

At March 31, 2016 we had approximately $19.7 million of cash on hand and $479.0 million face amount outstanding under our Senior Notes. As of March 31, 2016, we had an aggregate of approximately $155.7 million of borrowing capacity, net of standby letters of credit, under our recently amended Multicurrency Facility Agreement and Norwegian Facility Agreement.

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

Off-Balance Sheet Arrangements

At March 31, 2016 and December 31, 2015, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros. The North Sea fleet generated 59.1% of our total consolidated revenue for the three months ended March 31, 2016. Charters in our Americas fleet can be denominated in Brazilian Reais and charters in our Southeast Asia fleet can be denominated in Singapore Dollars.

In the first quarter of 2016 and 2015, the exchange rates of GBP, NOK, Euros, Brazilian Reais and Singapore Dollar against the U.S. Dollar averaged as follows:

	Three Months Ended March 31,
	2016	2015
	1 US$ =
GBP	0.698	0.660
NOK	8.624	7.750
Euro	0.906	0.888
Brazilian Real	3.893	2.851
Singapore Dollar	1.402	1.356

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

Reflected in the accompanying consolidated balance sheet at March 31, 2016, is a loss of $93.0 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at March 31, 2016 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended March 31, 2016 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

See the Exhibit Index for list of Exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: April 25, 2016

EXHIBIT INDEX

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

10.1	Addendum No. 3, dated January 29, 2016, to NOK600,000,000 Multi-Currency Revolving Credit Facility Agreement, originally dated December 27, 2012 and amended and restated on October 23, 2014, as amended, between GulfMark Rederi AS and DNB Bank ASA.	Exhibit 10.1 to our current report on Form 8-K filed on February 4, 2016

10.2	Addendum No. 4, dated March 10, 2016, to NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement, originally dated December 27, 2012 and amended and restated on October 23, 2014, as amended, between GulfMark Rederi AS and DNB Bank ASA.	Filed herewith

10.3	Fourth Amendment Agreement, dated March 31, 2016, relating to $100,000,000 Multicurrency Facility Agreement originally dated September 26, 2014, as amended, between GulfMark Americas, Inc., as borrower, GulfMark Offshore, Inc., as guarantor, the financial institutions party thereto as lenders, the arrangers party thereto, and The Royal Bank of Scotland plc, as agent of the finance parties thereto, and as security trustee for the secured parties thereunder.	Filed herewith

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.