Form 10-Q
period 2016-06-30
GULFMARK OFFSHORE INC
filed 2016-07-27
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of July 25, 2016: 26,836,276.

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

These types of statements are based on current expectations about future events and inherently are subject to certain risks, uncertainties and assumptions, many of which are beyond our control, which could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. It should be understood that it is not possible to predict or identify all risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, among others, the following:

●	the risk factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015;
●	operational risks;
●	significant and sustained additional declines in oil and natural gas prices;
●	sustained weakening of demand for our services;
●	general economic and business conditions;
●	the business opportunities that may be presented to and pursued or rejected by us;
●	changes in law or regulations including, without limitation, changes in tax laws;
●	fewer than anticipated deepwater and ultra-deepwater drilling units operating in the Gulf of Mexico, offshore Southeast Asia, the North Sea or other regions in which we operate;
●	unanticipated difficulty in effectively competing in or operating in international markets;
●	the level of fleet additions by us and our competitors that could result in overcapacity in the markets in which we compete;
●	advances in exploration and development technology;
●	dependence on the oil and natural gas industry;
●	drydocking delays or cost overruns on construction projects or insolvency of shipbuilders;
●	inability to accurately predict vessel utilization levels and day rates;
●	lack of shipyard or equipment availability;
●	unanticipated customer suspensions, cancellations, rate reductions or non-renewals;
●	further reductions in capital expenditure budgets by customers;
●	ongoing capital expenditure requirements;
●	uncertainties surrounding deepwater permitting and exploration and development activities;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,647	$21,939
Trade accounts receivable, net of allowance for doubtful accounts of $1,360 and $1,480, respectively	29,029	40,838
Other accounts receivable	7,102	7,571
Prepaid expenses	4,864	4,505
Inventory	7,655	8,485
Other current assets	3,446	3,659
Total current assets	62,743	86,997

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $468,613 and $457,670, respectively	1,033,643	1,195,669
Construction in progress	24,841	70,817
Deferred costs and other assets	6,072	7,769
Total assets	$1,127,299	$1,361,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,959	$13,170
Income and other taxes payable	2,379	6,485
Accrued personnel costs	10,691	12,942
Accrued interest expense	8,193	9,620
Other accrued liabilities	6,215	5,316
Total current liabilities	40,437	47,533

Long-term debt	461,914	490,589
Long-term income taxes:
Deferred tax liabilities	60,061	99,439
Other income taxes payable	20,163	21,351
Other liabilities	3,953	4,032
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,759 and 27,994 shares issued and 26,830 and 25,792 outstanding, respectively; Class B Common Stock $0.01 par value; 60,000 shares authorized; no shares issued	277	274
Additional paid-in capital	417,929	417,289
Retained earnings	305,419	444,181
Accumulated other comprehensive loss	(118,433)	(96,234)
Treasury stock, at cost	(73,157)	(75,922)
Deferred compensation expense	8,736	8,720
Total stockholders' equity	540,771	698,308
Total liabilities and stockholders' equity	$1,127,299	$1,361,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Revenue	$30,487	$74,461	$69,281	$163,553
Costs and expenses:
Direct operating expenses	20,932	45,946	44,667	97,171
Drydock expense	63	2,436	890	11,409
General and administrative expenses	8,854	11,521	18,642	22,485
Depreciation and amortization	14,911	18,765	30,950	37,253
Impairment charges	46,151	-	162,808	-
Loss on sale of assets and other	5,914	-	5,918	-
Total costs and expenses	96,825	78,668	263,875	168,318
Operating loss	(66,338)	(4,207)	(194,594)	(4,765)
Other income (expense):
Interest expense	(8,991)	(8,194)	(17,388)	(16,352)
Interest income	35	74	75	118
Gain on extinguishment of debt	25,792	-	35,912	-
Foreign currency transaction loss and other	(1,083)	(30)	(1,127)	(703)
Total other income (expense)	15,753	(8,150)	17,472	(16,937)
Loss before income taxes	(50,585)	(12,357)	(177,122)	(21,702)
Income tax benefit	3,005	4,112	38,360	8,331
Net loss	$(47,580)	$(8,245)	$(138,762)	$(13,371)
Loss per share:
Basic	$(1.90)	$(0.33)	$(5.55)	$(0.54)
Diluted	$(1.90)	$(0.33)	$(5.55)	$(0.54)
Weighted average shares outstanding:
Basic	25,077	24,696	24,985	24,650
Diluted	25,077	24,696	24,985	24,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net loss	$(47,580)	$(8,245)	$(138,762)	$(13,371)
Comprehensive income (loss):
Foreign currency translation gain (loss)	(25,457)	31,290	(22,199)	(12,377)
Total comprehensive income (loss)	$(73,037)	$23,045	$(160,961)	$(25,748)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2015	$274	$417,289	$444,181	$(96,234)	(2,543)	$(75,922)	$8,720	$698,308
Net loss	-	-	(138,762)	-	-	-	-	(138,762)
Issuance of common stock	3	3,634	-	-	-	-	-	3,637
Treasury stock	-	-	-	-	(8)	2,781	-	2,781
Deferred compensation plan	-	(2,994)	-	-	(34)	(16)	16	(2,994)
Translation adjustment	-	-	-	(22,199)	-	-	-	(22,199)
Balance at June 30, 2016	$277	$417,929	$305,419	$(118,433)	(2,585)	$(73,157)	$8,736	$540,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(138,762)	$(13,371)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	30,950	37,253
Amortization of stock-based compensation	2,731	3,649
Amortization of deferred financing costs	2,127	1,205
Provision for doubtful accounts receivable, net of write-offs	23	(955)
Impairment charges	162,808	-
Loss on sale of assets	5,918	-
Gain on extinguishment of debt	(35,912)	-
Deferred income tax benefit	(38,600)	(9,925)
Foreign currency transaction (gain) loss	1,066	(477)
Change in operating assets and liabilities:
Accounts receivable	11,306	19,082
Prepaids and other	406	(3,510)
Accounts payable	294	(9,371)
Other accrued liabilities and other	(8,638)	(6,240)
Net cash (used in) provided by operating activities	(4,283)	17,340
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(13,638)	(21,304)
Release of deposits held in escrow	-	3,683
Proceeds from disposition of vessels and equipment	1,429	715
Net cash used in investing activities	(12,209)	(16,906)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	39,194	28,000
Repayment of secured credit facilities	(33,448)	-
Debt issuance costs	(831)	(1,226)
Proceeds from issuance of stock	227	528
Net cash provided by financing activities	5,142	27,302
Effect of exchange rate changes on cash	58	(131)
Net (decrease) increase in cash and cash equivalents	(11,292)	27,605
Cash and cash equivalents at beginning of period	21,939	50,785
Cash and cash equivalents at end of period	$10,647	$78,390
Supplemental cash flow information:
Interest paid, net of interest capitalized	$16,073	$14,773
Income taxes paid, net	1,691	934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)	GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Long-Lived Asset Impairment

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess potential impairment by comparing the carrying values of the long-lived assets to the undiscounted cash flows expected to be received from those assets. If impairment is indicated, we determine the amount of impairment expense by comparing the carrying value of the long-lived assets with their fair market value. We base our undiscounted cash flow estimates on, among other things, historical results adjusted to reflect the best estimate of future operating performance. We obtain estimates of fair value of our vessels from independent appraisal firms. Management’s assumptions are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported.

Beginning in late 2014, oil prices declined significantly and continued at low levels in 2015 and through the first quarter of 2016. Although we have seen some recent recovery, the lower price environment has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. The decrease in day rates and utilization has been significant since 2014 and although it appears that utilization has stabilized, our day rates continue to be under pressure from customers. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, and even though our policy generally requires an annual review for impairment, we have performed reviews for impairment in all but one quarter since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed evaluations for impairment for the quarters ended March 31, 2016 and June 30, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016 and $46.2 million in the second quarter of 2016. The first quarter impairment consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and includes vessels under construction, and $19.6 million in connection with our Southeast Asia segment. The second quarter impairment consisted of $15.9 million in the Americas asset group that is outside the U.S. Gulf of Mexico and an additional $30.3 million in our Southeast Asia segment.

We will continue to monitor the industry for triggering events that could indicate additional impairment in 2016.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the first quarter of 2016.

(3)	VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three and six months ended June 30, 2016, we capitalized $0.7 million and $1.7 million of interest, respectively. During the three and six months ended June 30, 2015, we capitalized $1.3 million and $2.5 million of interest, respectively.

In May 2016, we sold a vessel in our North Sea region for $1.4 million and recognized a loss on sale $5.9 million which is included in our second quarter 2016 results. In July 2016, we sold two vessels in our Southeast Asia region for a combined $3.6 million and do not expect to recognize a significant gain or loss with respect to such sales in the third quarter of 2016.

At December 31, 2015, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we can elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder will retain the vessel.

We have a vessel under construction in Norway that was scheduled to be completed and delivered during the first quarter of 2016; however, in the fourth quarter of 2015, we amended our contract with the shipbuilder to delay delivery of the vessel until January 2017. Concurrently, in order to delay the payment of a substantial portion of the construction costs, we agreed to pay monthly installments through May 2016 totaling 92.2 million NOK (or approximately $11.0 million) and to pay a final installment on delivery in January 2017 of 195.0 million NOK (or approximately $23.3 million at June 30, 2016).

The following tables illustrate the details of vessels under construction, vessels sold and vessels added:

Vessels Under Construction as of June 26, 2016
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(4)	DWT(5)	Expected Cost
							(millions)
Simek	N. Sea	LgPSV	Q1 2017	304	11,935	4,700	$60.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessel Additions Since December 31, 2015
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(4)	DWT(5)	Month Delivered

Hercules	Americas	LgPSV	2016	286	10,960	5,300	Jun-16

Vessels Disposed of Since December 31, 2015
Vessel	Region	Type(2)(3)	Year Built	Length (feet)	BHP(4)	DWT(5)	Month Disposed

Highland Spirit	N. Sea	SpV	1998	202	6,000	1,620	May-16
Sea Intrepid	SEA	SmAHTS	2005	193	5,150	1,500	Jul-16
Sea Guardian	SEA	SmAHTS	2006	193	5,150	1,500	Jul-16

(1) LgPSV - Large Platform Supply Vessel

(2) SpV - Special Purpose Vessel

(3) SmAHTS - Small Anchor Handler

(4)BHP - Brake Horsepower

(5)DWT - Deadweight Tons

(4)	LONG-TERM DEBT

Our long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Senior Notes Due 2022	$429,640	$499,000
Multicurrency Facility Agreement	28,000	-
Norwegian Facility Agreement	11,194	-
	468,834	499,000
Debt Premium Associated with the Senior Notes	480	607
Debt Issuance Costs Associated with the Senior Notes	(7,400)	(9,018)
Total	$461,914	$490,589

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2016	$-
2017	-
2018	-
2019	39,194
2020	-
Thereafter	429,640
Total	$468,834

Senior Notes Due 2022

In March and December 2012, we issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022, or the Senior Notes. The Senior Notes pay interest semi-annually on March 15 and September 15. Prior to March 15, 2017, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The make-whole premium is based on the U.S. Treasury Rate plus 50 basis points. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020 and thereafter, plus accrued and unpaid interest to the redemption date.

In December 2015, we repurchased in the open market $1.0 million face value of the Senior Notes leaving $499.0 million aggregate principal amount of the Senior Notes outstanding at December 31, 2015. In the first six months of 2016, we repurchased in the open market $69.4 million face value of the Senior Notes leaving $429.6 million outstanding at June 30, 2016. We recorded a gain totaling approximately $25.8 million upon the repurchase of the Senior Notes in the second quarter of 2016, which gain is included in other income and expense in our consolidated statements of operations. The gain for the six months ended June 30, 2016 was $35.9 million. Depending on market conditions we may, from time to time, continue to repurchase the Senior Notes in the open market or otherwise.

In conjunction with the Senior Notes offering, we incurred a total of $12.7 million in debt issuance costs. In prior periods, debt issuance costs were included in our consolidated balance sheet under deferred costs and other assets. Under the provisions of ASU No. 2015-03, discussed in Note 1, the unamortized balance in debt issuance costs is included in our consolidated balance sheet as a direct deduction from the face amount of the Senior Notes. The change in accounting principle was applied retrospectively, therefore, the December 31, 2015 presentation of deferred costs and other assets and long term debt in our consolidated financial statements has been adjusted to conform to the standard. The effective interest rate on the Senior Notes, adjusted for the premium and debt issuance costs, is 6.73%.

At June 30, 2016, the fair value of the Senior Notes, based on quoted market prices, was approximately $180.9 million compared to a carrying amount of $429.6 million.

Multicurrency Facility Agreement

We are party to a senior secured, revolving multicurrency credit facility, or the Multicurrency Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Americas, Inc., as the Borrower, a group of financial institutions as the lenders and the Royal Bank of Scotland plc, as agent for the lenders. The Multicurrency Facility Agreement has a scheduled maturity date of September 26, 2019 and, as amended, commits the lenders to provide revolving loans of up to $100.0 million at any one time outstanding, subject to certain terms and conditions set forth in the Multicurrency Facility Agreement, and contains a sublimit of $25.0 million for swingline loans and $5.0 million for the issuance of letters of credit. Revolving loans drawn under the Multicurrency Facility Agreement accrue interest at the London Interbank Offered Rate, or LIBOR, plus an applicable margin which may range from 2.75% to 4.00%, while swingline loans drawn under the Multicurrency Facility Agreement accrue interest at the alternate base rate. The applicable margin is determined by reference to the capitalization ratio calculated as of the last day of the most recent fiscal quarter. The fee for unused commitments is 1.25% per annum. We are subject to certain covenants and other obligations under the Multicurrency Facility Agreement, which include, among other things:

●	the maintenance of a capitalization ratio not to exceed 60% at the end of each fiscal quarter;

●

the maintenance of a minimum consolidated interest coverage ratio for any period of four consecutive fiscal quarters, of 1.5 to 1.0 beginning on September 30, 2017 and increasing periodically thereafter;

●	the maintenance of a minimum collateral to debt ratio of 3.0 to 1.0 at the end of each fiscal quarter;
●	the maintenance of a minimum collateral to commitments ratio of 2.0 to 1.0 at the end of each fiscal quarter;
●

the maintenance of a minimum consolidated adjusted EBITDA, at the end of each fiscal quarter, of $15.0 million for the nine month period ending June 30, 2016 and $20.0 million for the twelve month period ending September 30, 2016 and thereafter;

●	the maintenance of a minimum liquidity amount of $35.0 million (as determined under the Multicurrency Facility Agreement) at the end of each fiscal quarter;
●	the delivery of a monthly information packet to the agent;
●	the delivery of an appraised value for each of the collateral vessels to the agent in each fiscal quarter;
●	the mandatory prepayment of any loans outstanding if, at the end of a fiscal quarter, we have cash, on a consolidated basis, in excess of $35.0 million;
●	a prohibition against drawing loans under the Multicurrency Facility Agreement for the purpose of funding payments on our platform supply vessel, or PSV, to be delivered by Simek;
●	the limitation of the amount of cash we may invest for certain capital expenditures, acquisitions, joint ventures, dividends and share repurchases;
●	the limitation of acquisitions, mergers, consolidations, joint ventures, changes of business, changes of ownership, indebtedness and asset sales, subject to certain exceptions; and
●	the prohibition of liens on certain of our assets, subject to certain exceptions.

We have unamortized fees paid to the arrangers, the agent and the security trustee totaling $2.8 million at June 30, 2016, which fees are being amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement.

The Multicurrency Facility Agreement is secured by 25 vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any lender or other hedge counterparty to the Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. At June 30, 2016, we had $28.0 million borrowed and outstanding under the Multicurrency Facility Agreement and we were in compliance with all the covenants under the Multicurrency Facility Agreement. The unused borrowing capacity under the Multicurrency Facility Agreement at June 30, 2016, after giving effect to standby letters of credit, was $70.7 million. The weighted average interest rate on our outstanding borrowings under the Multicurrency Facility Agreement was 3.86%.

If we need to supplement our cash flow or results of operations to continue to comply with the financial covenants under our Multicurrency Facility Agreement, we may sell or stack additional vessels, reduce the onshore and offshore workforce or adjust the capital structure through open market purchases of debt at fair value, or take other measures. If necessary, we may seek amendments to our Multicurrency Facility Agreement depending on facts and circumstances at the time. There can be no assurance, however, that we would be able to negotiate acceptable terms for any such amendment.

Norwegian Facility Agreement

We are also party to a senior secured revolving credit facility, or the Norwegian Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, as the borrower, which we refer to as the Norwegian Borrower, and DNB Bank ASA, a Norwegian bank, as lead arranger and lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2019 and commits the Norwegian Lender to provide loans of up to an aggregate principal amount of 600.0 million NOK (or approximately $71.8 million at June 30, 2016) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at the Norwegian Interbank Offered Rate, or NIBOR or, if the loan is denominated in U.S. Dollars, LIBOR, plus an applicable margin which may range from 2.50% to 4.00%, depending on the interest coverage ratio. The fee for unused commitments is 1.25% per annum. We are subject to certain covenants and other obligations under the Norwegian Facility Agreement, which include, among other things:

●	the maintenance of a capitalization ratio not to exceed 60% at the end of each fiscal quarter;
●

the maintenance of a minimum consolidated interest coverage ratio for any period of four consecutive fiscal quarters, of 1.5 to 1.0, beginning at the end of our third fiscal quarter of 2017 and increasing periodically thereafter;

●	the maintenance of a minimum collateral to debt ratio, as defined, of 3.0 to 1.0 at the end of each fiscal quarter;
●	the maintenance of a minimum collateral to commitments ratio, as defined, of 2.0 to 1.0 at the end of each fiscal quarter;
●

the maintenance of a minimum consolidated adjusted EBITDA as of the end of each fiscal quarter, of $15.0 million for the nine month period ending June 30, 2016, and $20.0 million for the twelve month period ending September 30, 2016 and thereafter;

●	the maintenance of a minimum liquidity amount of $35.0 million at the end of each fiscal quarter;
●	the mandatory prepayment of any loans outstanding if, at the end of a fiscal quarter, we have cash, on a consolidated basis, in excess of $35.0 million;
●

the mandatory prepayment of any loans outstanding if, after the total loss or sale of a vessel, the fleet market value is less than 300% of the outstanding unpaid loans with the payment of such outstanding loan amounts coming from the proceeds of such sale or the insurance proceeds from such total loss;

●	the limitation of mergers, consolidations, divestitures, restructurings and changes of business, subject to certain exceptions;
●	the prohibition of liens on certain of its vessels, subject to certain exceptions; and
●	remaining listed on the New York Stock Exchange or another recognized stock exchange.

In June 2016, we entered into an amendment to the Norwegian Facility Agreement that, among other things:

●	added two vessels as additional collateral; and
●	reflected the change of flag and ownership of one collateral vessel.

We have unamortized fees paid to the arrangers, the agent and the security trustee totaling $1.5 million at June 30, 2016, which fees are being amortized into interest cost on a straight-line basis over the life of the Norwegian Facility Agreement.

The Norwegian Facility Agreement is secured by seven vessels owned by our subsidiary GulfMark UK Ltd and by three vessels of the Norwegian Borrower and our additional North Sea PSV which is under construction. The collateral that secures the loans under the Norwegian Facility Agreement may also secure all of the Norwegian Borrower’s obligations under any hedging agreements between the Norwegian Borrower and the Norwegian Lender or other hedge counterparty to the Norwegian Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. At June 30, 2016, we had $11.2 million borrowed and outstanding under the Norwegian Facility Agreement and we were in compliance with all the covenants under the Norwegian Facility Agreement. The unused borrowing capacity under the Norwegian Facility Agreement at June 30, 2016 was $60.6 million. The weighted average interest rate on our outstanding borrowings under the Norwegian Facility Agreement was 4.18%.

If we need to supplement our cash flow or results of operations to continue to comply with the financial covenants under our Norwegian Facility Agreement, we may sell or stack additional vessels, reduce the onshore and offshore workforce or adjust the capital structure through open market purchases of debt at fair value, or take other measures. If necessary, we may seek amendments to our Norwegian Facility Agreement depending on facts and circumstances at the time. There can be no assurance, however, that we would be able to negotiate acceptable terms for any such amendment.

(5)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). During 2015, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings. The change in our foreign repatriation strategy resulted in a non-cash tax charge in 2015 of approximately $70.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $725.0 million at June 30, 2016. If those earnings were repatriated, the incremental U.S. tax would be approximately 35% based on current tax law. In addition, as of June 30, 2016, we had approximately $9.3 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

(6)	COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.3 million at June 30, 2016 and $1.8 million at December 31, 2015. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

In April 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-based Payments.” Specifically, the ASU allows entities to record excess tax benefits or tax deficiencies as tax benefit or expense, allows entities to elect a methodology of using actual forfeitures instead of estimated forfeitures, and allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as liabilities. The new standard is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this standard to have a material effect on our ongoing financial reporting.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2016
Revenue	$21,077	$4,382	$5,028	$-	$30,487
Direct operating expenses	12,328	3,295	5,309	-	20,932
Drydock expense	36	27	-	-	63
General and administrative expenses	1,832	834	1,667	4,521	8,854
Depreciation and amortization expense	6,532	2,346	5,150	883	14,911
Impairment charges	-	30,268	15,883	-	46,151
(Gain) loss on sale of assets	5,923	-	(9)	-	5,914
Operating income (loss)	$(5,574)	$(32,388)	$(22,972)	$(5,404)	$(66,338)

Quarter Ended June 30, 2015
Revenue	$36,578	$10,989	$26,894	$-	$74,461
Direct operating expenses	22,845	4,947	18,154	-	45,946
Drydock expense	32	906	1,498	-	2,436
General and administrative expenses	2,579	1,265	2,359	5,318	11,521
Depreciation and amortization expense	7,335	2,605	7,941	884	18,765
Operating income (loss)	$3,787	$1,266	$(3,058)	$(6,202)	$(4,207)

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2016
Revenue	$44,009	$6,869	$18,403	$-	$69,281
Direct operating expenses	26,019	6,252	12,396	-	44,667
Drydock expense	873	17	-	-	890
General and administrative expenses	3,961	1,707	3,698	9,276	18,642
Depreciation and amortization expense	13,089	4,947	11,118	1,796	30,950
Impairment charges	1,986	50,437	110,385	-	162,808
(Gain) loss on sale of assets	5,923	-	(5)	-	5,918
Operating income (loss)	$(7,842)	$(56,491)	$(119,189)	$(11,072)	$(194,594)

Six Months Ended June 30, 2015
Revenue	$76,778	$24,318	$62,457	$-	$163,553
Direct operating expenses	47,010	9,130	41,031	-	97,171
Drydock expense	2,965	1,565	6,879	-	11,409
General and administrative expenses	4,641	2,388	5,115	10,341	22,485
Depreciation and amortization expense	14,557	5,199	15,787	1,710	37,253
Operating income (loss)	$7,605	$6,036	$(6,355)	$(12,051)	$(4,765)

Total Assets
June 30, 2016	$541,350	$174,006	$405,802	$6,141	$1,127,299
December 31, 2015	589,934	232,356	529,654	9,308	1,361,252

At December 31, 2015, we had $431.7 million and at June 30, 2016, we had $365.7 million in long-lived assets attributable to the United States, our country of domicile.

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

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability to our present number of 71 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of July 26, 2016, our active fleet includes 68 owned vessels, 30 of which are stacked, and three managed vessels. In addition, we currently have one vessel under construction that we expect to be delivered during 2017.

Our results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. Utilization and day rates, in turn, are influenced principally by the demand for vessel services from the offshore exploration and production sectors of the oil and natural gas industry. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry, as well as the availability of capital to build new vessels to meet the changing market requirements. The decline in the price of oil has materially and negatively impacted our results of operations.

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

In addition to direct operating costs, we incur fixed charges related to (i) the depreciation of our fleet, (ii) costs for routine drydock inspections, (iii) modifications designed to ensure compliance with applicable regulations, and (iv) maintaining certifications for our vessels with various international classification societies. The number of drydockings and other repairs undertaken in a given period generally determines our repair and maintenance expenses. The demands of the market, the expiration of existing contracts, the start of new contracts, seasonal factors and customer preferences influence the timing of drydocks. As a result of the current market downturn, we have taken some vessels out of service (also referred to as stacking) and deferred a number of drydocks as part of our cost cutting initiatives. The deferred drydocks will eventually be required prior to returning the vessels to active service.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Long-Lived Asset Impairment

Our tangible long-lived assets consist primarily of vessels and construction-in-progress. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess potential impairment by comparing the carrying values of the long-lived assets to the undiscounted cash flows expected to be received from those assets. If impairment is indicated, we determine the amount of impairment expense by comparing the carrying value of the long-lived assets with their fair market value. We base our undiscounted cash flow estimates on, among other things, historical results adjusted to reflect the best estimate of future operating performance. We obtain estimates of fair value of our vessels from independent appraisal firms. Management’s assumptions are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported.

Beginning in late 2014, oil prices declined significantly and continued at low levels in 2015 and through the first quarter of 2016. Although we have seen some recent recovery, the lower price environment has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. The decrease in day rates and utilization has been significant since 2014 and although it appears that utilization has stabilized, our day rates continue to be under pressure from customers. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, and even though our policy generally requires only an annual review for impairment, we have performed reviews for impairment in all but one quarter since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed evaluations for impairment for the quarters ended March 31, 2016 and June 30, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016 and $46.2 million in the second quarter of 2016. The first quarter impairment consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and includes vessels under construction, and $19.6 million in connection with our Southeast Asia segment. The second quarter impairment consisted of $15.9 million in the Americas asset group that is outside the U.S. Gulf of Mexico and an additional $30.3 million in our Southeast Asia segment.

We will continue to monitor the industry for triggering events that could indicate additional impairment in 2016.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the first quarter of 2016.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating profit. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$21,077	$36,578	$44,009	$76,778
Southeast Asia Based Fleet	4,382	10,989	6,869	24,318
Americas Based Fleet	5,028	26,894	18,403	62,457

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$12,055	$17,110	$13,442	$17,731
Southeast Asia Based Fleet	8,246	11,817	7,753	12,940
Americas Based Fleet	9,797	17,991	10,653	18,939

Overall Utilization (b):
North Sea Based Fleet	69.0%	82.9%	65.5%	83.0%
Southeast Asia Based Fleet	41.4%	70.4%	35.6%	77.6%
Americas Based Fleet	17.1%	55.1%	18.9%	61.2%

Average Owned Vessels (d):
North Sea Based Fleet	26.5	29.0	26.7	29.1
Southeast Asia Based Fleet	13.0	13.0	13.0	13.0
Americas Based Fleet	30.3	30.0	30.2	30.0
Total	69.8	72.0	69.9	72.1

(a)	Includes owned and managed vessels.
(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c)

Revenues for vessels in the North Sea based fleet are primarily earned in Pounds Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.

(d)

Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended June 30, 2016 with the Three Months Ended June 30, 2015

For the quarter ended June 30, 2016, we had a net loss of $47.6 million, or $1.90 per diluted share, on revenues of $30.5 million. For the same period in 2015, our net loss was $8.2 million, or $0.33 per diluted share, on revenues of $74.5 million.

Our revenues for the quarter ended June 30, 2016 decreased $44.0 million, or 59.1%, compared to the quarter ended June 30, 2015. The oil and natural gas market downturn continues to have a significant negative effect on the demand for offshore supply vessels. Average day rates decreased from $16,428 during the second quarter of 2015 to $10,939 during the second quarter of 2016 resulting in a $10.0 million decline in revenue. Utilization decreased 27.8 percentage points reducing revenue by $31.0 million from the second quarter of 2015 to the second quarter of 2016. In addition, revenue decreased $1.3 million as a result of the sale of two vessels during 2015 and 2016. The continuing strength of the U.S. Dollar decreased revenue by $1.7 million, as a significant portion of our revenue is earned in foreign currencies.

Our operating loss increased $62.1 million, from a loss of $4.2 million in the second quarter of 2015 to a loss of $66.3 million during the second quarter of 2016. In the second quarter of 2016, we recognized impairment charges of $46.2 million related to a decrease in the fair value of certain of our long-lived assets. Excluding these charges, the decrease in operating income was $15.9 million with lower revenue being the primary contributor. In a continuing effort to mitigate the decrease in revenue, we implemented aggressive cost saving initiatives during 2015, which included stacking vessels. The major cost saving attributable to stacking vessels is the reduction of crew wages and travel expense. We have also deferred drydocks on stacked vessels, however these drydocks will eventually be required prior to returning the vessels to active service. These actions have significantly decreased our operating costs. We have also reduced our onshore staffing levels globally which has decreased our general and administrative costs. As a result, we experienced decreases from the second quarter of 2015 compared to the second quarter of 2016 in direct operating expenses of $25.0 million and general and administrative expenses of $2.7 million. Depreciation and amortization expense decreased $3.9 million, largely due to asset impairments incurred in 2015 and 2016. Drydock expense decreased $2.4 million due to a lower number of drydocks. We also recognized a loss on sale of assets during the second quarter of 2016 of $5.9 million.

North Sea

Revenues in the North Sea decreased $15.5 million, or 42.4%, in the second quarter of 2016 compared to the second quarter of 2015. Utilization decreased from 82.9% in the second quarter of 2015 to 69.0% in the second quarter of 2016, causing a decrease in revenue of $9.1 million. Day rates decreased from $17,110 in the second quarter of 2015 to $12,055 in the second quarter of 2016, decreasing revenue by $3.6 million. The continued strength of the U.S. Dollar contributed $1.7 million to the decline in revenue, and the sale of two vessels during 2015 and 2016 caused a decrease in revenue of $1.1 million. Operating income decreased $9.4 million from the second quarter of 2015 to the second quarter of 2016 due primarily to the reduction in revenue. Partially offsetting the decrease in revenue, direct operating expenses decreased by $10.5 million, general and administrative expenses decreased $0.7 million, and depreciation and amortization expense decreased by $0.8 million. The decreases in operating expenses were the direct result of cost saving initiatives implemented in 2015. Drydock expense remained unchanged for the quarter. We recognized a loss on sale of asset of $5.9 million during the second quarter of 2016.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $6.6 million, or 60.1%, in the second quarter of 2016 compared to the second quarter of 2015. Utilization decreased by 29.0 percentage points causing a decrease in revenue of $4.1 million compared to the second quarter of 2015. In addition, day rates decreased from $11,817 during the second quarter of 2015 to $8,246 for the second quarter of 2016, decreasing revenue by $2.5 million. Operating income decreased $33.7 million, from $1.3 million during the second quarter of 2015 to a loss of $32.4 million during the second quarter of 2016. We recognized impairment charges of $30.3 million related to the write-down of long-lived assets and vessel components during the second quarter of 2016. Excluding these charges, the decrease in operating income was $3.4 million due primarily to lower revenue. Partially offsetting the decrease in revenue were decreases in operating expenses of $1.7 million, drydock expense of $0.9 million, and general and administrative expense of $0.4 million. These decreases are the result of the cost saving initiatives implemented in 2015. Depreciation and amortization expense decreased slightly, mainly due to the effect of the impairment charges recognized.

Americas

The Americas region revenues decreased by $21.9 million, or 81.3%, in the second quarter of 2016 compared to the second quarter of 2015. Utilization decreased from 55.1% during the second quarter of 2015 to 17.1% during the second quarter of 2016, causing a decrease in revenue of $17.8 million. Average day rates in the region decreased from $17,991 in the second quarter of 2015 to $9,797 in the second quarter of 2016, decreasing revenue by an additional $4.1 million. The operating loss for the region increased from $3.1 million during the second quarter of 2015 to $19.9 million during the second quarter of 2016. The second quarter of 2016 included impairment charges of $15.9 million related to the write-down of long-lived assets. Excluding these charges, the operating loss would have been $4.0 million, an increase of $0.9 million. Offsetting the decrease in revenue was a $12.8 million decrease in direct operating expenses, a $1.5 million decrease in drydock expense, and a $0.7 million decrease in general and administrative expense, resulting from the cost saving initiatives implemented in 2015. Depreciation expense decreased by $2.8 million as a result of the impairment charges in 2015 and in the first quarter of 2016.

Other

Other income in the second quarter of 2016 was $15.8 million compared to expense of $8.2 million in the second quarter of 2015. The change is due mainly to a $25.8 million gain related to the purchase in the open market of $49.3 million in face value of our Senior Notes during the second quarter of 2016.

Tax Rate

Our effective tax rate for the second quarter of 2016 was a benefit of 5.9%. This compares to a 33.3% effective tax rate for the second quarter of 2015. The change in rate from the prior year is primarily attributable to the taxable earnings mix between our higher and lower tax jurisdictions.

Comparison of the Six Months Ended June 30, 2016 with the Six Months Ended June 30, 2015

For the six months ended June 30, 2016, we had a net loss of $138.8 million, or $5.55 per diluted share, on revenues of $69.3 million. During the six months ended June 30, 2015, our net loss was $13.4 million, or $0.54 per diluted share, on revenues of $163.6 million.

Revenue decreased $94.3 million, or 57.6%, period over period. Utilization decreased by 33.2 percentage points, from 73.0% in the six months ended June 30, 2015 to 39.8% in the six months ended June 30, 2016, decreasing revenue by $74.5 million. A decrease in day rates, from $17,232 in the 2015 period to $11,925 during the current year period further decreased revenue by $13.9 million. The continued strength in the U.S. Dollar caused a decrease in revenue of $3.6 million, as a large portion of our revenue is earned in foreign currencies. We sold three older vessels during 2015 and in the second quarter of 2016 and took delivery of two new-build vessels which resulted in a net decrease in revenue of $2.3 million.

We had an operating loss of $194.6 million for the six months ended June 30, 2016, compared to a $4.8 million operating loss during the same period of 2015. During the six months ended June 30, 2016 we recognized impairment charges of $162.8 million related to the write-down of long-lived assets and vessel components. Excluding these charges, the decrease in operating income was $27.0 million. The main factor causing the decrease in operating income was lower revenue. For the six months ended June 30, 2016, direct operating expenses decreased $52.5 million, drydock expense decreased $10.5 million and general and administrative expenses decreased $3.8 million as a direct result of cost saving initiatives implemented in 2015. Depreciation and amortization expense decreased $6.3 million as result of long lived asset impairment in 2015 and 2016. In addition, we recognized a loss on sale of assets of $5.9 million.

North Sea

North Sea revenue decreased $32.8 million, or 42.7%, for the first six months of 2016 compared to the same period in 2015. Utilization decreased from 83.0% in the 2015 period to 65.5% in the 2016 period, reducing revenue by $18.6 million. Day rates decreased from $17,731 in the first six months of 2015 to $13,442 in the current year period, reducing revenue by $8.2 million. The strong U.S. Dollar caused a decrease in revenue of $3.6 million. In addition, lower capacity decreased revenue by $2.4 million, as the average number of vessels in the region decreased from 29.1 during the first six months of 2015 to 26.7 during the first six months of 2016 due to the sale of older vessels. Operating income decreased by $15.4 million resulting mainly from the decrease in revenue. For the six months ended June 30, 2016, direct operating expenses decreased $21.0 million, drydock expense decreased $2.1 million and general and administrative expenses decreased $0.7 million as a direct result of cost saving initiatives implemented in 2015. Depreciation and amortization expense decreased $1.5 million due to vessel sales. During the six months ended June 2016, we recognized a loss on sale of assets of $5.9 million and an impairment charge of $2.0 million related to vessel components.

Southeast Asia

Revenue in Southeast Asia decreased $17.5 million, or 71.8%, for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. Utilization declined from 77.6% in the first six months of 2015 to 35.6% in the first six months of 2016, decreasing revenue by $13.0 million. Day rates decreased from $12,940 in the first six months of 2015 to $7,753 in the same period of 2016, decreasing revenue by $4.5 million. Operating income decreased by $62.5 million, from $6.0 million of operating income in the first six months of 2015 to a loss of $56.5 million in the same period of 2016. During the six months ended June 30, 2016, we recognized an impairment charge of $50.4 million. Excluding this charge, operating loss was $12.1 million for the six months ended June 30, 2016. For the six months ended June 30, 2016, direct operating expenses decreased $2.9 million, drydock expense decreased $1.5 million, general and administrative expenses decreased $0.7 million as a direct result of cost saving initiatives implemented in 2015. Depreciation and amortization expense decreased $0.3 million as a result of long lived asset impairment in 2016.

Americas

Revenue in the Americas decreased $44.1 million, or 70.5%, in the first six months of 2016 compared to the first six months of 2015. Utilization decreased from 61.2% during the first six months of 2015 to 18.9% in the same period of 2016, causing a decrease of $42.9 million in revenue. Average day rates decreased from $18,939 in the first six months of 2015 to $10,653 in the current year period, which decreased revenue by $7.9 million. Partially offsetting these decreases was a one-time contract cancellation payment of $6.6 million during the first six months of 2016. In addition, an increase in capacity related to two new-build vessels delivered into the region during 2015 and 2016, and one additional work day during the 2016 period caused an increase in revenue of $0.1 million. We had an operating loss of $112.8 million during the first six months of 2016, compared to a $6.4 million operating loss during the first six months of 2015. During the 2016 period we recognized an impairment charge of $110.4 million. Excluding this charge, operating loss for the six months ended June 30, 2016 was $2.4 million. Lower revenue was the main reason for the decrease in operating income. Partially offsetting this decrease were reductions in operating expenses of $28.6 million, drydock expense of $6.9 million and general and administrative expenses of $1.4 million as a direct result of the cost saving initiatives implemented in 2015. We also experienced a decrease in depreciation and amortization expense of $4.7 million as result of long lived asset impairment in 2015 and 2016.

Other

Other income in the first six months of 2016 was $17.5 million compared to expense of $16.9 million in the first six months of 2015. The change is due mainly to a $35.9 million gain related to the purchase in the open market of $69.4 million in face value of our Senior Notes during the 2016 period.

Tax Rate

Our effective tax rate for the first six months of 2016 was a benefit of 21.7%. This compares to a benefit of 38.4% for the same 2015 period. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions.

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

In 2015, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings.  This resulted in a non-cash tax charge in 2015 of approximately $70.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $725.0 million at June 30, 2016.  If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of June 30, 2016, we had approximately $9.3 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

We are required to make expenditures for the certification and maintenance of our vessels. We expect to make approximately $3.5 million in drydocking expenditures during 2016, $0.9 million of which was incurred in the first six months of 2016. As a result of the current market downturn we have taken some vessels out of service and deferred a number of drydocks as part of our cost cutting initiatives. The deferred drydocks will eventually be required prior to returning the vessels to active service.

Construction of New Vessels

At December 31, 2015, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we can elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder will retain the vessel.

We have a vessel under construction in Norway that was scheduled to be completed and delivered during the first quarter of 2016; however, in the fourth quarter of 2015, we amended our contract with the shipbuilder to delay delivery of the vessel until January 2017. Concurrently, in order to delay the payment of a substantial portion of the construction costs, we agreed to pay monthly installments through May 2016 totaling 92.2 million NOK (or approximately $11.0 million) and to pay a final installment on delivery in January 2017 of 195.0 million NOK (or approximately $23.3 million at June 30, 2016).

Cash and Working Capital

At June 30, 2016, our cash on hand totaled $10.6 million and net working capital was $22.3 million.

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2016 was $4.4 million compared to cash provided by operating activities of $14.8 million for the three months ended June 30, 2015. The decrease was due primarily to lower revenue.

Net cash used in operating activities for the six months ended June 30, 2016 was $4.3 million compared to $17.3 million provided by operating activities for the six months ended June 30, 2015. The decrease was due primarily to lower revenue.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2016 was $5.0 million compared to $9.7 million used in investing activities for the three months ended June 30, 2015. Investing activities consisted of progress payments on vessels under construction.

Net cash used in investing activities for the six months ended June 30, 2016 was $12.2 million compared to $16.9 million used in investing activities for the six months ended June 30, 2015. Investing activities consisted of progress payments on vessels under construction.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2016 was $0.7 million compared to $12.2 million provided by financing activities for the three months ended June 30, 2015. The decrease was due to our repurchases of Senior Notes in 2016 totaling $23.6 million. We drew $24.2 million under our revolving credit facilities in the second quarter of 2016 compared to $12.0 million in the second quarter of 2015.

Net cash provided by financing activities for the six months ended June 30, 2016 was $5.1 million compared to $27.2 million provided by financing activities for the six months ended June 30, 2015. The decrease was due to our repurchases of Senior Notes in 2016 totaling $33.4 million. We drew $39.2 million under our revolving credit facilities in the first six months of 2016 compared to $28.0 million in the first six months of 2015.

Resources and Liquidity

We are party to the Multicurrency Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Americas, Inc., as the borrower, a group of financial institutions as the lenders and the Royal Bank of Scotland plc, as agent for the lenders. The Multicurrency Facility Agreement has a scheduled maturity date of September 26, 2019 and, as amended, commits the lenders to provide revolving loans of up to $100.0 million at any one time outstanding, subject to certain terms and conditions set forth in the Multicurrency Facility Agreement, and contains a sublimit of $25.0 million for swingline loans and $5.0 million for the issuance of letters of credit. Revolving loans drawn under the Multicurrency Facility Agreement accrue interest at LIBOR plus an applicable margin which may range from 2.75% to 4.00%, while swingline loans drawn under the Multicurrency Facility Agreement accrue interest at the alternate base rate. The applicable margin is determined by reference to the capitalization ratio calculated as of the last day of the most recent fiscal quarter. The fee for unused commitments is 1.25% per annum. See Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

We are also party to a senior secured revolving credit facility, or the Norwegian Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, as the borrower, and DNB Bank ASA, a Norwegian bank, as lead arranger and lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2019 and commits the Norwegian Lender to provide loans of up to an aggregate principal amount of 600.0 million NOK (or approximately $71.8 million at June 30, 2016) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at NIBOR or, if the loan is denominated in U.S. Dollars, LIBOR, plus an applicable margin which may range from 2.50% to 4.00%, depending on the interest coverage ratio. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants under the Norwegian Facility Agreement. See Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

At June 30, 2016 we had approximately $10.6 million of cash on hand and $429.6 million face amount outstanding under our Senior Notes. As of June 30, 2016, we had an aggregate of approximately $131.3 million of borrowing capacity, net of standby letters of credit, under our Multicurrency Facility Agreement and Norwegian Facility Agreement.

We expect cash on hand, future cash flows from operations, access to our revolving credit facilities, assuming no significant changes in the terms of such facilities, and limited vessel sales to be adequate to fund our new-build construction program, to repay our debts due and payable during such period, to complete scheduled drydockings, to make normal recurring capital additions and improvements and to meet our operating and working capital requirements. If operational performance does not improve significantly and oil companies do not increase spending for exploration and production activities, we may need additional sources of liquidity in the future as a result of our inability to generate sufficient cash flow from operations to service our long-term capital needs. If we need to supplement our cash flow or results of operations to continue to comply with the financial covenants under our Multicurrency Facility Agreement and Norwegian Facility Agreement, we may sell or stack additional vessels, reduce the onshore and offshore workforce or adjust the capital structure through open market purchases of debt at fair value, or take other measures. If necessary, we may seek amendments to our Multicurrency Facility Agreement and Norwegian Facility Agreement depending on facts and circumstances at the time. There can be no assurance, however, that we would be able to negotiate acceptable terms for any such amendment.

We may, from time to time, issue debt or equity securities or sell assets, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current credit ratings, current market conditions and other factors beyond our control.

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (Eur). The North Sea fleet generated 59.1% of our total consolidated revenue for the three months ended June 30, 2016. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD).

For the three and six months ended June 30, 2016 and 2015, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	1 US$=		1 US$=
GBP	0.697	0.652	0.698	0.656
NOK	8.255	7.751	8.436	7.750
Euro	0.886	0.904	0.896	0.896
BRL	3.503	3.071	3.687	2.957
SGD	1.358	1.343	1.380	1.350

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

In June 2016, the United Kingdom voted in favor of exiting the European Union, which had an immediate negative impact on the GBP. The referendum caused a small negative impact to our results of operations for the second quarter of 2016, primarily because it occurred at the end of the quarter. Our consolidated results will continue to be impacted in future periods should the GBP further weaken against the U.S. Dollar.

Reflected in the accompanying consolidated balance sheet at June 30, 2016, is a loss of $118.4 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at June 30, 2016 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended June 30, 2016 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

See the Exhibit Index for list of Exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: July 26, 2016

EXHIBIT INDEX

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on form 8-K dated February 24, 2010 (SEC file No. 1-33607)

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K on February 24, 2010 (SEC File No. 1-33607)

10.1	Severance Protection Agreement, dated April 6, 2016, by and between GulfMark Offshore, Inc. and Samuel R. Rubio	Exhibit 10.1 to our current report on Form 8-K filed on April 11, 2016

10.2	Severance Protection Agreement, dated April 6, 2016, by and between GulfMark Offshore, Inc. and David E. Darling	Filed herewith

10.3

Addendum No. 5, dated June 13, 2016, to NOK 600,000,000 Multi-Currency Revolving Credit Facility Agreement, originally dated December 27, 2012 and amended and restated on October 23, 2014, as amended, between GulfMark Rederi AS and DNB Bank ASA.

Filed herewith

10.4	GulfMark Offshore, Inc. Amended and Restated 2014 Omnibus Equity Incentive Plan	Exhibit A attached to our definitive proxy statement on Schedule 14A filed April 27, 2016

10.5	GulfMark Offshore, Inc. Amended and Restated 2011 Non-Employee Director Share Incentive Plan	Exhibit B attached to our definitive proxy statement on Schedule 14A filed April 27, 2016

10.6	GulfMark Offshore, Inc. Amended and Restated 2011 Employee Stock Purchase Plan	Exhibit C attached to our definitive proxy statement on Schedule 14A filed April 27, 2016

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.