Form 10-Q
period 2016-09-30
GULFMARK OFFSHORE INC
filed 2016-11-09
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of November 8, 2016: 26,996,968.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,779	$21,939
Trade accounts receivable, net of allowance for doubtful accounts of $2,457 and $1,480, respectively	22,716	40,838
Other accounts receivable	6,902	7,571
Prepaid expenses	5,307	4,505
Inventory	7,684	8,485
Other current assets	2,565	3,659
Total current assets	54,953	86,997

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $474,532 and $457,670, respectively	1,015,197	1,195,669
Construction in progress	26,421	70,817
Deferred costs and other assets	5,619	7,769
Total assets	$1,102,190	$1,361,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,588	$13,170
Income and other taxes payable	2,538	6,485
Accrued personnel costs	10,299	12,942
Accrued interest expense	1,365	9,620
Other accrued liabilities	5,882	5,316
Total current liabilities	31,672	47,533

Long-term debt	473,183	490,589
Long-term income taxes:
Deferred tax liabilities	54,240	99,439
Other income taxes payable	21,571	21,351
Other liabilities	3,238	4,032
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 27,760 and 27,994 shares issued and 26,911 and 25,792 outstanding, respectively; Class B Common Stock $0.01 par value; 60,000 shares authorized; no shares issued	277	274
Additional paid-in capital	416,078	417,289
Retained earnings	280,694	444,181
Accumulated other comprehensive loss	(117,747)	(96,234)
Treasury stock, at cost	(69,944)	(75,922)
Deferred compensation expense	8,928	8,720
Total stockholders' equity	518,286	698,308
Total liabilities and stockholders' equity	$1,102,190	$1,361,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Revenue	$27,821	$60,668	$97,102	$224,221
Costs and expenses:
Direct operating expenses	20,316	40,509	64,983	137,680
Drydock expense	3,297	3,932	4,187	15,341
General and administrative expenses	10,076	13,315	28,718	35,800
Depreciation and amortization	13,835	18,674	44,785	55,927
Impairment charges	-	152,103	162,808	152,103
(Gain) loss on sale of assets and other	63	(784)	5,982	(784)
Total costs and expenses	47,587	227,749	311,463	396,067
Operating loss	(19,766)	(167,081)	(214,361)	(171,846)
Other income (expense):
Interest expense	(7,972)	(9,979)	(25,360)	(26,331)
Interest income	44	71	119	189
Gain on extinguishment of debt	-	-	35,912	-
Foreign currency transaction loss and other	(1,735)	(267)	(2,861)	(970)
Total other income (expense)	(9,663)	(10,175)	7,810	(27,112)
Loss before income taxes	(29,429)	(177,256)	(206,551)	(198,958)
Income tax benefit (provision)	4,700	(7,970)	43,060	361
Net loss	$(24,729)	$(185,226)	$(163,491)	$(198,597)
Loss per share:
Basic	$(0.98)	$(7.48)	$(6.53)	$(8.04)
Diluted	$(0.98)	$(7.48)	$(6.53)	$(8.04)
Weighted average shares outstanding:
Basic	25,176	24,767	25,049	24,690
Diluted	25,176	24,767	25,049	24,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net loss	$(24,729)	$(185,226)	$(163,491)	$(198,597)
Comprehensive income (loss):
Foreign currency translation gain (loss)	686	(36,886)	(21,513)	(49,263)
Total comprehensive loss	$(24,043)	$(222,112)	$(185,004)	$(247,860)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2015	$274	$417,289	$444,181	$(96,234)	(2,543)	$(75,922)	$8,720	$698,308
Net loss	-	-	(163,491)	-	-	-	-	(163,491)
Dividends	-	-	4	-	-	-	-	4
Issuance of common stock	3	4,995	-	-	-	-	-	4,998
Treasury stock	-	-	-	-	(99)	6,186	-	6,186
Deferred compensation plan	-	(6,206)	-	-	57	(208)	208	(6,206)
Translation adjustment	-	-	-	(21,513)	-	-	-	(21,513)
Balance at September 30, 2016	$277	$416,078	$280,694	$(117,747)	(2,585)	$(69,944)	$8,928	$518,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(163,491)	$(198,597)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	44,785	55,927
Amortization of stock-based compensation	4,023	5,270
Amortization of deferred financing costs	2,675	1,799
Provision for doubtful accounts receivable, net of write-offs	1,155	(960)
Impairment charges	162,808	152,103
(Gain) loss on sale of assets	5,982	(784)
Gain on extinguishment of debt	(35,912)	-
Deferred income tax provision (benefit)	(44,508)	2,689
Foreign currency transaction loss	3,077	157
Change in operating assets and liabilities:
Accounts receivable	16,724	33,281
Prepaids and other	725	(2,674)
Accounts payable	(1,053)	(6,998)
Other accrued liabilities and other	(15,376)	(15,924)
Net cash (used in) provided by operating activities	(18,386)	25,289
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(15,076)	(31,874)
Release of deposits held in escrow	-	3,683
Proceeds from disposition of vessels and equipment	5,029	8,226
Net cash used in investing activities	(10,047)	(19,965)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facilities	55,194	39,000
Repayment of borrowings under revolving loan facilities	(5,000)	(60,000)
Repurchase of Senior Notes	(33,448)	-
Debt issuance costs	(831)	(2,578)
Proceeds from issuance of stock	305	702
Net cash provided by (used in) financing activities	16,220	(22,876)
Effect of exchange rate changes on cash	53	(2,061)
Net decrease in cash and cash equivalents	(12,160)	(19,613)
Cash and cash equivalents at beginning of period	21,939	50,785
Cash and cash equivalents at end of period	$9,779	$31,172
Supplemental cash flow information:
Interest paid, net of interest capitalized	$30,206	$30,169
Income taxes paid, net	2,291	1,371

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

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, “Interest – Imputation of Interest.” This ASU requires us to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, ASU 2015-15 clarified this standard to state that debt issuance costs of line of credit or revolving credit arrangements would not be required to be reclassified from other assets to liabilities. We adopted these standards effective January 1, 2016 and have applied their provisions, in accordance with the standards, on a retrospective basis. This change is treated as a change in accounting principle. See Note 4 for presentation and disclosure under the new standards.

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

Beginning in late 2014, oil prices began to decline significantly, continued to decline throughout 2015, and finally fell to less than $30 per barrel in the first quarter of 2016. Prices recovered to over $40 per barrel for much of the second and third quarters of 2016, but continue to be volatile and there remains significant uncertainty concerning future prices. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, and even though our policy generally requires an annual review for impairment, we have performed reviews for impairment in all but one quarter since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed evaluations for impairment for the quarters ended March 31, 2016 and June 30, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016 and $46.2 million of impairment charges in the second quarter of 2016. The first quarter impairment consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and includes vessels under construction, and $19.6 million in connection with our Southeast Asia segment. The second quarter impairment consisted of $15.9 million in the Americas asset group that is outside the U.S. Gulf of Mexico and an additional $30.3 million in our Southeast Asia segment. We also performed evaluations for impairment for each of our asset groups in the third quarter of 2016, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated.

We will continue to monitor the industry for triggering events that could indicate additional impairment.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the first quarter of 2016.

(3)           VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three and nine months ended September 30, 2016, we capitalized $0.4 million and $2.1 million of interest, respectively. During the three and nine months ended September 30, 2015, we capitalized $1.4 million and $3.9 million of interest, respectively.

In May 2016, we sold a vessel in our North Sea region for $1.4 million and recognized a loss on sale $5.9 million which was included in our second quarter 2016 results. In July 2016, we sold two vessels in our Southeast Asia region for a combined $3.6 million and recognized a loss on sale of $0.1 million which is included in our third quarter 2016 results.

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

We have a vessel under construction in Norway that was scheduled to be completed and delivered during the first quarter of 2016; however, in the fourth quarter of 2015, we amended our contract with the shipbuilder to delay delivery of the vessel until January 2017. Concurrently, in order to delay the payment of a substantial portion of the construction costs, we agreed to pay monthly installments through May 2016 totaling 92.2 million NOK (or approximately $11.0 million) and to pay a final installment on delivery in January 2017 of 195.0 million NOK (or approximately $24.4 million at September 30, 2016).

The following tables illustrate the details of vessels under construction, vessels sold and vessels added:

Vessels Under Construction as of November 9, 2016
Construction Yard	Region	Type(1)	Expected Delivery	Length (feet)	BHP(4)	DWT(5)	Expected Cost
							(millions)
Simek	N. Sea	LgPSV	Q1 2017	304	11,935	4,700	$60.0

Note: Final cost may differ due to foreign currency fluctuations.

Vessel Additions Since December 31, 2015
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(4)	DWT(5)	Month Delivered

Hercules	Americas	LgPSV	2016	286	10,960	5,300	Jun-16

Vessels Disposed of Since December 31, 2015
Vessel	Region	Type(2)(3)	Year Built	Length (feet)	BHP(4)	DWT(5)	Month Disposed

Highland Spirit	N. Sea	SpV	1998	202	6,000	1,620	May-16
Sea Intrepid	SEA	SmAHTS	2005	193	5,150	1,500	Jul-16
Sea Guardian	SEA	SmAHTS	2006	193	5,150	1,500	Jul-16

(1)	LgPSV - Large Platform Supply Vessel
(2)	SpV - Special Purpose Vessel
(3)	SmAHTS - Small Anchor Handler
(4)	BHP - Brake Horsepower
(5)	DWT - Deadweight Tons

(4)           LONG-TERM DEBT

Our long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Senior Notes Due 2022	$429,640	$499,000
Multicurrency Facility Agreement	39,000	-
Norwegian Facility Agreement	11,253	-
	479,893	499,000
Debt Premium Associated with the Senior Notes	450	607
Debt Issuance Costs Associated with the Senior Notes	(7,160)	(9,018)
Total	$473,183	$490,589

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2016	$-
2017	-
2018	-
2019	50,253
2020	-
Thereafter	429,640
Total	$479,893

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

In December 2015, we repurchased in the open market $1.0 million face value of the Senior Notes leaving $499.0 million aggregate principal amount of the Senior Notes outstanding at December 31, 2015. In the first six months of 2016, we repurchased in the open market $69.4 million face value of the Senior Notes. We did not repurchase any Senior Notes in the third quarter of 2016. We recorded gains totaling approximately $35.9 million upon the repurchase of the Senior Notes in the first and second quarters of 2016, which gains are included in other income and expense in our consolidated statements of operations. The outstanding balance of our Senior Notes was $429.6 million at September 30, 2016. Depending on market conditions we may, from time to time, continue to repurchase the Senior Notes in the open market or otherwise.

In conjunction with the Senior Notes offering, we incurred a total of $12.7 million in debt issuance costs. In prior periods, debt issuance costs were included in our consolidated balance sheet under deferred costs and other assets. Under the provisions of ASU 2015-03, discussed in Note 1, the unamortized balance in debt issuance costs is included in our consolidated balance sheet as a direct deduction from the face amount of the Senior Notes. The change in accounting principle was applied retrospectively; therefore, the December 31, 2015 presentation of deferred costs and other assets and long term debt in our consolidated financial statements has been adjusted to conform to the standard. The effective interest rate on the Senior Notes, adjusted for the premium and debt issuance costs, is 6.73%.

At September 30, 2016, the fair value of the Senior Notes, based on quoted market prices, was approximately $183.7 million compared to a carrying amount of $429.6 million.

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
●

the maintenance of a minimum consolidated interest coverage ratio, for any period of four consecutive fiscal quarters, of 1.5 to 1.0 beginning on September 30, 2017 and increasing periodically thereafter;

●	the maintenance of a minimum collateral to debt ratio of 3.0 to 1.0 at the end of each fiscal quarter;
●	the maintenance of a minimum collateral to commitments ratio of 2.0 to 1.0 at the end of each fiscal quarter;
●

the maintenance of a minimum consolidated adjusted EBITDA, at the end of each fiscal quarter, of $20.0 million for the twelve-month period ended September 30, 2016, and for each twelve-month period thereafter through the fiscal quarter ending June 30, 2017;

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

We have unamortized fees paid to the arrangers, the agent and the security trustee totaling $2.6 million at September 30, 2016, which fees are being amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement.

The Multicurrency Facility Agreement is secured by 25 vessels of the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any lender or other hedge counterparty to the Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. At September 30, 2016, we had $39.0 million borrowed and outstanding under the Multicurrency Facility Agreement and we were in compliance with all the covenants under the Multicurrency Facility Agreement. The unused borrowing capacity under the Multicurrency Facility Agreement at September 30, 2016, after giving effect to standby letters of credit, was $58.7 million. The weighted average interest rate on our outstanding borrowings under the Multicurrency Facility Agreement was 4.49%.

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

Norwegian Facility Agreement

We are also party to a senior secured revolving credit facility, or the Norwegian Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, as the borrower, which we refer to as the Norwegian Borrower, and DNB Bank ASA, a Norwegian bank, as lead arranger and lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2019 and commits the Norwegian Lender to provide loans of up to an aggregate principal amount of 600.0 million NOK (or approximately $75.2 million at September 30, 2016) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at the Norwegian Interbank Offered Rate, or NIBOR, or, if the loan is denominated in U.S. Dollars, LIBOR, plus an applicable margin which may range from 2.50% to 4.00%, depending on the interest coverage ratio. The fee for unused commitments is 1.25% per annum. We are subject to certain covenants and other obligations under the Norwegian Facility Agreement, which include, among other things:

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
●

the maintenance of a minimum consolidated adjusted EBITDA as of the end of each fiscal quarter of $20.0 million for the twelve-month period ended September 30, 2016, and for each twelve-month period thereafter through the fiscal quarter ending June 30, 2017;

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

●	the limitation of mergers, consolidations, divestitures, restructurings and changes of business, subject to certain exceptions;
●	the prohibition of liens on certain of our vessels, subject to certain exceptions; and
●	the requirement that we remain listed on the New York Stock Exchange or another recognized stock exchange.

We have unamortized fees paid to the arrangers, the agent and the security trustee totaling $1.4 million at September 30, 2016, which fees are being amortized into interest cost on a straight-line basis over the life of the Norwegian Facility Agreement.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. At September 30, 2016, we had $11.3 million borrowed and outstanding under the Norwegian Facility Agreement and we were in compliance with all the covenants under the Norwegian Facility Agreement. The unused borrowing capacity under the Norwegian Facility Agreement at September 30, 2016 was $63.9 million. The weighted average interest rate on our outstanding borrowings under the Norwegian Facility Agreement was 4.38%.

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

(5)           INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). During 2015, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings. The change in our foreign repatriation strategy resulted in a non-cash tax charge in 2015 of approximately $70.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $732.0 million at September 30, 2016. If those earnings were repatriated, the incremental U.S. tax would be approximately 35% based on current tax law. In addition, as of September 30, 2016, we had approximately $7.7 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

(6)           COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.3 million at September 30, 2016 and $1.8 million at December 31, 2015. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

(7)           NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The FASB subsequently issued ASU 2015-14 which delayed the effective date from January 1, 2017 until January 1, 2018. Early application is permitted only to the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect these standards will have on our consolidated financial statements and related disclosures.

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

In April 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-based Payments.” The ASU allows entities to record excess tax benefits or tax deficiencies as tax benefit or expense, allows entities to elect a methodology of using actual forfeitures instead of estimated forfeitures, and allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as liabilities. The new standard is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this standard to have a material effect on our ongoing financial reporting.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments” The objective of the new standard is to eliminate diversity in practice related to the classification of certain cash receipts and payments by adding or clarifying guidance on eight classification issues related to the statement of cash flows: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The standard should be applied retrospectively to all periods presented. We do not expect adoption of this standard to have a material effect on our ongoing financial reporting.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires recognition of tax consequences in the period in which a transfer takes place, with the exception of inventory transfers. There will be an immediate effect on earnings if the tax rates in the tax jurisdictions of the selling entity and buying entity are different. The new standard is effective for fiscal years beginning after December 15, 2017. We have not yet determined the effect of the standard on our ongoing financial reporting.

(8)           OPERATING SEGMENT INFORMATION

We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB Accounting Standards Codification No. 280, “Segment Reporting.” Our management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating income (loss) is summarized in the following table.

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2016
Revenue	$17,491	$4,045	$6,285	$-	$27,821
Direct operating expenses	10,587	2,616	7,113	-	20,316
Drydock expense	1,231	580	1,486	-	3,297
General and administrative expenses	1,505	2,076	1,470	5,025	10,076
Depreciation and amortization expense	5,833	1,896	5,286	820	13,835
Impairment charges	-	-	-	-	-
(Gain) loss on sale of assets and other	(3)	66	-	-	63
Operating loss	$(1,662)	$(3,189)	$(9,070)	$(5,845)	$(19,766)

Quarter Ended September 30, 2015
Revenue	$33,743	$7,185	$19,740	$-	$60,668
Direct operating expenses	21,670	4,113	14,726	-	40,509
Drydock expense	1,196	2,697	39	-	3,932
General and administrative expenses	2,632	1,035	2,624	7,024	13,315
Depreciation and amortization expense	7,202	2,612	7,971	889	18,674
Impairment charges	22,919	-	129,184	-	152,103
(Gain) loss on sale of assets and other	(715)	(58)	(11)	-	(784)
Operating loss	$(21,161)	$(3,214)	$(134,793)	$(7,913)	$(167,081)

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months Ended September 30, 2016
Revenue	$61,500	$10,914	$24,688	$-	$97,102
Direct operating expenses	36,606	8,868	19,509	-	64,983
Drydock expense	2,104	597	1,486	-	4,187
General and administrative expenses	5,466	3,783	5,168	14,301	28,718
Depreciation and amortization expense	18,922	6,843	16,404	2,616	44,785
Impairment charges	1,986	50,437	110,385	-	162,808
(Gain) loss on sale of assets and other	5,920	66	(4)	-	5,982
Operating loss	$(9,504)	$(59,680)	$(128,260)	$(16,917)	$(214,361)

Nine Months Ended September 30, 2015
Revenue	$110,521	$31,503	$82,197	$-	$224,221
Direct operating expenses	68,680	13,243	55,757	-	137,680
Drydock expense	4,161	4,262	6,918	-	15,341
General and administrative expenses	7,273	3,423	7,739	17,365	35,800
Depreciation and amortization expense	21,759	7,811	23,758	2,599	55,927
Impairment charges	22,919	-	129,184	-	152,103
(Gain) loss on sale of assets and other	(715)	(58)	(11)	-	(784)
Operating income (loss)	$(13,556)	$2,822	$(141,148)	$(19,964)	$(171,846)

Total Assets
September 30, 2016	$498,464	$164,872	$430,020	$8,834	$1,102,190
December 31, 2015	589,934	232,356	529,654	9,308	1,361,252

At December 31, 2015, we had $431.7 million and at September 30, 2016, we had $411.3 million in long-lived assets attributable to the United States, our country of domicile.

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

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, as well as move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability to our present number of 71 active vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of November 9, 2016, our active fleet includes 68 owned vessels, 31 of which are stacked, and three managed vessels. In addition, we currently have one vessel under construction that we expect to be delivered during 2017.

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

Beginning in late 2014, oil prices began to decline significantly, continued to decline throughout 2015, and finally fell to less than $30 per barrel in the first quarter of 2016. Prices recovered to over $40 per barrel for much of the second and third quarters of 2016, but continue to be volatile and there remains significant uncertainty concerning future prices. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, and even though our policy generally requires an annual review for impairment, we have performed reviews for impairment in all but one quarter since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed evaluations for impairment for the quarters ended March 31, 2016 and June 30, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016 and $46.2 million of impairment charges in the second quarter of 2016. The first quarter impairment consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and includes vessels under construction, and $19.6 million in connection with our Southeast Asia segment. The second quarter impairment consisted of $15.9 million in the Americas asset group that is outside the U.S. Gulf of Mexico and an additional $30.3 million in our Southeast Asia segment. We also performed evaluations for impairment for each of our asset groups in the third quarter of 2016, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated. We will continue to monitor the industry for triggering events that could indicate additional impairment.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the first quarter of 2016.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating income or loss. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$17,491	$33,743	$61,500	$110,521
Southeast Asia Based Fleet	4,045	7,185	10,914	31,503
Americas Based Fleet	6,285	19,740	24,688	82,197

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$10,758	$15,985	$12,528	$17,155
Southeast Asia Based Fleet	7,656	10,331	7,715	12,209
Americas Based Fleet	9,830	15,310	10,360	17,919

Overall Utilization (b):
North Sea Based Fleet	70.6%	83.5%	67.2%	83.2%
Southeast Asia Based Fleet	50.0%	59.4%	40.1%	71.5%
Americas Based Fleet	19.6%	47.0%	19.1%	56.4%

Average Owned Vessels (d):
North Sea Based Fleet	25.4	28.1	26.3	28.8
Southeast Asia Based Fleet	11.5	13.0	12.5	13.0
Americas Based Fleet	31.7	30.0	30.7	30.0
Total	68.6	71.1	69.5	71.7

(a)	Includes owned and managed vessels.
(b)	Rate per day worked is defined as total charter revenues divided by number of days worked. Utilization rate is defined as the total days worked divided by total days of availability in the period.
(c)

Revenues for vessels in the North Sea based fleet are primarily earned in British Pounds Sterling (GBP), Norwegian Kroner (NOK) and Euros (EUR), and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See Currency Fluctuations and Inflation below for exchange rates.

(d)

Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended September 30, 2016 with the Three Months Ended September 30, 2015

For the quarter ended September 30, 2016, we had a net loss of $24.7 million, or $0.98 per diluted share, on revenues of $27.8 million. For the same period in 2015, our net loss was $185.2 million, or $7.48 per diluted share, on revenues of $60.7 million.

Our revenues for the quarter ended September 30, 2016 decreased $32.8 million, or 54.1%, compared to the quarter ended September 30, 2015. The oil and natural gas market downturn continues to have a significant negative effect on the demand for offshore supply vessels. Average day rates decreased from $14,810 during the third quarter of 2015 to $9,966 during the third quarter of 2016 resulting in a $7.5 million decline in revenue. Utilization decreased by 20.1 percentage points to 43.6%, reducing revenue by $22.7 million from the third quarter of 2015 to the third quarter of 2016. The strength of the U.S. Dollar, primarily against the British Pound, contributed $3.0 million to the decline in revenue. Partially offsetting these decreases was an increase of $0.4 million resulting from the delivery of one new build vessel in 2016.

Our operating loss decreased $147.3 million, from a loss of $167.1 million in the third quarter of 2015 to a loss of $19.8 million during the third quarter of 2016. In the third quarter of 2015, we recognized impairment charges of $152.1 million. Excluding these charges, operating loss would have increased by $4.8 million with lower revenue being the primary contributor. In an effort to mitigate the decreases in revenue, we began implementing aggressive cost saving initiatives during 2015, which include stacking vessels and strategic procurement initiatives. The major cost saving attributable to stacking vessels is the reduction of crew wages and travel expense. We have also deferred drydocks on stacked vessels, however these drydocks will eventually be required prior to returning the vessels to active service. These actions have significantly decreased our operating costs. We have also reduced our onshore staffing levels globally which has decreased our general and administrative costs. As a result, we experienced decreases in direct operating costs from the third quarter of 2015 compared to the third quarter of 2016 of $20.2 million, or 49%, and decreases in general and administrative expenses of $3.2 million, or 24%. Depreciation and amortization expense decreased $4.8 million, largely due to asset impairments incurred in 2015 and 2016. Drydock expense decreased $0.6 million due to a lower number of drydocks. Gain on sale of assets decreased by $0.8 million from the third quarter of 2015 compared to the third quarter of 2016.

North Sea

Revenues in the North Sea decreased $16.3 million, or 48.2%, in the third quarter of 2016 compared to the third quarter of 2015. Utilization decreased from 83.5% in the third quarter of 2015 to 70.6% in the third quarter of 2016, causing a decrease in revenue of $9.2 million. Day rates decreased from $15,985 in the third quarter of 2015 to $10,758 in the third quarter of 2016, decreasing revenue by $3.4 million. The strength of the U.S. Dollar, primarily against the British Pound, contributed $3.0 million to the decline in revenue. The British Pound has been under pressure since the vote to exit the European Union in June 2016. Operating loss decreased $19.5 million from the third quarter of 2015 to the third quarter of 2016. In the third quarter of 2015, we recognized impairment charges of $22.9 million related to a decrease in the fair value of certain of our long-lived assets, primarily goodwill. Excluding these charges, operating loss would have increased by $3.4 million with lower revenue being the primary contributor. Partially offsetting the decrease in revenue, direct operating expenses decreased by $11.1 million, general and administrative expenses decreased by $1.1 million, and depreciation and amortization expense decreased by $1.4 million. The decreases in operating expenses were the direct result of cost saving initiatives implemented beginning in 2015. Drydock expense increased slightly while gain on sale of assets decreased by $0.7 million.

Southeast Asia

Revenues for our Southeast Asia based fleet decreased by $3.1 million, or 43.7%, in the third quarter of 2016 compared to the third quarter of 2015. Utilization decreased by 9.4 percentage points causing a decrease in revenue of $1.6 million compared to the third quarter of 2015. In addition, day rates decreased from $10,331 during the third quarter of 2015 to $7,656 for the third quarter of 2016, decreasing revenue by $1.5 million. Operating loss remained unchanged between the periods at $3.2 million. Offsetting the decrease in revenue were decreases in operating expenses of $1.5 million, drydock expense of $2.1 million, and depreciation and amortization of $0.7 million. These decreases are the result of the cost saving initiatives implemented beginning in 2015. Offsetting these decreases was an increase in general and administrative expense of $1.0 million related to bad debt allowance and a decrease in gain on sale of assets of $0.1 million.

Americas

The Americas region revenues decreased by $13.5 million, or 68.2%, in the third quarter of 2016 compared to the third quarter of 2015. Utilization decreased from 47.0% during the third quarter of 2015 to 19.6% during the third quarter of 2016, causing a decrease in revenue of $11.9 million. Average day rates in the region decreased from $15,310 in the third quarter of 2015 to $9,830 in the third quarter of 2016, decreasing revenue by an additional $2.0 million. Partially offsetting these decreases in revenue was an increase in capacity of $0.4 million related to the delivery of a new build vessel late in 2015. The operating loss for the region decreased from $134.8 million during the third quarter of 2015 to $9.1 million during the third quarter of 2016. The third quarter of 2015 included impairment charges of $129.2 million related to the impairment of long-lived assets. Excluding these charges, the operating loss would have increased by $3.5 million between the periods with lower revenue being the primary contributor. Partially offsetting the decrease in revenue was a $7.6 million decrease in direct operating expenses, and a $1.1 million decrease in general and administrative expense resulting from the cost saving initiatives implemented beginning in 2015. Depreciation and amortization expense decreased by $2.7 million as a result of long lived asset impairment charges in the third quarter of 2015 and in the first and second quarters of 2016. Drydock expense increased $1.4 million as we incurred 20 more drydock days in the third quarter of 2016.

Other

Other expense in the third quarter of 2016 was $9.7 million compared to $10.2 million in the third quarter of 2015, resulting from a decrease in interest expense as a result of the repurchase of our Senior Notes, partially offset by foreign currency transaction losses.

Tax Rate

Our effective tax rate for the third quarter of 2016 was a benefit of 16.0% compared to a benefit of 4.5% effective tax rate for the third quarter of 2015. The change in rate is primarily attributable to the taxable earnings mix between our higher and lower tax jurisdictions.

Comparison of the Nine Months Ended September 30, 2016 with the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, we had a net loss of $163.5 million, or $6.53 per diluted share, on revenues of $97.1 million. During the nine months ended September 30, 2015, our net loss was $198.6 million, or $8.04 per diluted share, on revenues of $224.2 million.

Revenue decreased $127.1 million, or 56.7%, period over period. Utilization decreased by 28.8 percentage points, from 69.9% in the nine months ended September 30, 2015 to 41.1% in the nine months ended September 30, 2016, decreasing revenue by $97.1 million. A decrease in day rates, from $16,495 in the 2015 period to $11,236 during the current year period, further decreased revenue by $21.3 million. The strength of the U.S. Dollar, primarily against the British Pound, caused a decrease in revenue of $6.7 million. We sold three older vessels during 2015, another three vessels in 2016 and took delivery of one new-build vessel in 2015 and one in 2016 which resulted in a net decrease in revenue of $2.0 million.

We had an operating loss of $214.4 million for the nine months ended September 30, 2016, compared to a $171.8 million operating loss during the same period of 2015. During the nine months ended September 30, 2016 we recognized impairment charges of $162.8 million related to long-lived assets and vessel components and during the nine months ended September 30, 2015 we recognized impairment charges of $152.1 million related to long-lived assets. Excluding these charges, the increase in operating loss was $31.8 million. The main factor causing the increase in operating loss was lower revenue. For the nine months ended September 30, 2016, direct operating expenses decreased $72.7 million, or 52%, drydock expense decreased $11.2 million, or 72%, and general and administrative expenses decreased $7.1 million, or 19%, as a direct result of cost saving initiatives implemented beginning in 2015. Depreciation and amortization expense decreased $11.1 million as result of the asset impairments in 2015 and 2016 and vessel sales. In addition, loss on sale of assets increased by $6.8 million as the vessels we sold in 2016 resulted in losses compared to a gain on the vessels sold in 2015.

North Sea

North Sea revenue decreased $49.0 million, or 44.4%, for the first nine months of 2016 compared to the same period in 2015. Utilization decreased from 83.2% in the 2015 period to 67.2% in the 2016 period, reducing revenue by $27.8 million. Day rates decreased from $17,155 in the first nine months of 2015 to $12,528 in the current year period, reducing revenue by $11.9 million. The strong U.S. Dollar, primarily against the British Pound, caused a decrease in revenue of $6.7 million. In addition, lower capacity decreased revenue by $2.6 million, due to the sale of two older vessels during 2015. Operating loss decreased by $4.1 million, from $13.6 million during the nine months ended September 30, 2015 to $9.5 million for the same 2016 period. During the nine months ended September 30, 2016 we recognized impairment charges of $2.0 million related to the write-down of long-lived assets and vessel components, while during the nine months ended September 30, 2015 we recognized impairment charges of $22.9 million, primarily related to goodwill. Excluding these charges, the increase in operating loss was $16.9 million. For the nine months ended September 30, 2016, direct operating expenses decreased $32.1 million, drydock expense decreased $2.1 million and general and administrative expenses decreased $1.8 million as a direct result of cost saving initiatives implemented beginning in 2015. Depreciation and amortization expense decreased $2.8 million between the periods due to vessel sales. During the nine months ended September 30, 2016, we recognized a loss on sale of assets of $5.9 million.

Southeast Asia

Revenue in Southeast Asia decreased $20.6 million, or 65.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Utilization declined from 71.5% in the first nine months of 2015 to 40.1% in the first nine months of 2016, decreasing revenue by $14.2 million. Day rates decreased from $12,209 in the first nine months of 2015 to $7,715 in the same period of 2016, decreasing revenue by $6.4 million. Operating income decreased by $62.5 million, from $2.8 million of operating income in the first nine months of 2015 to a loss of $59.7 million in the same period of 2016. During the nine months ended September 30, 2016, we recognized an impairment charge of $50.4 million. Excluding this charge, operating loss was $9.2 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, direct operating expenses decreased $4.4 million and drydock expense decreased $3.7 million as a direct result of cost saving initiatives implemented beginning in 2015. Depreciation and amortization expense decreased $1.0 million as a result of the long lived asset impairment recognized in 2016. Partially offsetting these decreases was an increase in general and administrative expenses of $0.4 million due to an increase in bad debt expense during 2016.

Americas

Revenue in the Americas decreased $57.5 million, or 70.0%, in the first nine months of 2016 compared to the first nine months of 2015. Utilization decreased from 56.4% during the first nine months of 2015 to 19.1% in the same period of 2016, causing a decrease of $55.1 million in revenue. Average day rates decreased from $17,919 in the first nine months of 2015 to $10,360 in the current year period, which decreased revenue by $3.0 million. Partially offsetting these decreases was an increase in capacity related to two new-build vessels delivered into the region during 2015 and 2016, and one additional work day during the 2016 period caused an increase in revenue of $0.6 million. We recorded an operating loss of $128.3 million during the first nine months of 2016, compared to a $141.1 million operating loss during the first nine months of 2015. We recognized impairment charges of $110.4 million during the 2016 period and $129.2 million during the 2015 period. Excluding these charges, the increase in operating loss period over period was $5.9 million. Lower revenue was the primary reason for the increase in operating loss. Partially offsetting this decrease were reductions in operating expenses of $36.2 million, drydock expense of $5.4 million and general and administrative expenses of $2.6 million as a direct result of the cost saving initiatives implemented beginning in 2015. We also experienced a decrease in depreciation and amortization expense of $7.4 million as result of long-lived asset impairments in 2015 and 2016.

Other

Other income in the first nine months of 2016 was $7.8 million compared to expense of $27.1 million in the first nine months of 2015. The change is due primarily to a $35.9 million gain related to the purchase in the open market of $69.4 million in face value of our Senior Notes during the 2016 period.

Tax Rate

Our effective tax rate for the first nine months of 2016 was a benefit of 20.8%. This compares to a benefit of less than 1.0% for the same 2015 period. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions.

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

In 2015, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings.  This resulted in a non-cash tax charge in 2015 of approximately $70.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $732.0 million at September 30, 2016.  If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of September 30, 2016, we had approximately $7.7 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

We are required to make expenditures for the certification and maintenance of our vessels. We expect to make approximately $5.2 million in drydocking expenditures during 2016, $4.2 million of which was incurred in the first nine months of 2016. As a result of the current market downturn we have taken some vessels out of service and deferred a number of drydocks as part of our cost cutting initiatives. The deferred drydocks will eventually be required prior to returning the vessels to active service.

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

We have a vessel under construction in Norway that was scheduled to be completed and delivered during the first quarter of 2016; however, in the fourth quarter of 2015, we amended our contract with the shipbuilder to delay delivery of the vessel until January 2017. Concurrently, in order to delay the payment of a substantial portion of the construction costs, we agreed to pay monthly installments through May 2016 totaling 92.2 million NOK (or approximately $11.0 million) and to pay a final installment on delivery in January 2017 of 195.0 million NOK (or approximately $24.4 million at September 30, 2016).

Cash and Working Capital

At September 30, 2016, our cash on hand totaled $9.8 million and net working capital was $23.3 million.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2016 was $14.1 million compared to cash provided by operating activities of $7.9 million for the three months ended September 30, 2015. The increase in cash used in operating activities was due primarily to lower revenue.

Net cash used in operating activities for the nine months ended September 30, 2016 was $18.4 million compared to $25.3 million provided by operating activities for the nine months ended September 30, 2015. The decrease was due primarily to lower revenue.

Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2016 was $2.2 million compared to $3.1 million used in investing activities for the three months ended September 30, 2015. Investing activities consisted of proceeds from vessel sales offset by progress payments on vessels under construction.

Net cash used in investing activities for the nine months ended September 30, 2016 was $10.0 million compared to $20.0 million used in investing activities for the nine months ended September 30, 2015. Investing activities consisted of progress payments on vessels under construction offset by proceeds from vessel sales.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2016 was $11.1 million compared to $50.2 million used in financing activities for the three months ended September 30, 2015. The cash provided in the three months ended September 30, 2016, was primarily from borrowings under our revolving credit facilities. In 2015, we repaid amounts outstanding under our revolving credit facilities.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $16.2 million compared to $22.9 million used in financing activities for the nine months ended September 30, 2015. The 2015 activity was primarily borrowing under our revolving credit facilities offset by repurchases in the open market of our Senior Notes at discount. In 2016, the activity was largely repayment of amounts borrowed under our revolving credit facilities.

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

We are also party to a senior secured revolving credit facility, or the Norwegian Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, as the borrower, and DNB Bank ASA, a Norwegian bank, as lead arranger and lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2019 and commits the Norwegian Lender to provide loans of up to an aggregate principal amount of 600.0 million NOK (or approximately $75.2 million at September 30, 2016) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at NIBOR or, if the loan is denominated in U.S. Dollars, LIBOR, plus an applicable margin which may range from 2.50% to 4.00%, depending on the interest coverage ratio. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants under the Norwegian Facility Agreement. See Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

At September 30, 2016, we had approximately $9.8 million of cash on hand and $429.6 million face amount outstanding under our Senior Notes. As of September 30, 2016, we had an aggregate of approximately $122.6 million of borrowing capacity, net of standby letters of credit, under our Multicurrency Facility Agreement and Norwegian Facility Agreement. Under the terms of each of the Multicurrency Facility Agreement and the Norwegian Facility Agreement, our borrowing capacity is effectively limited to one-third of the collateral value of the vessels pledged under the respective facility, as determined quarterly. At September 30, 2016, our borrowing capacity under the Multicurrency Facility Agreement was reduced from $100 million to $99 million, due to a reduction in the collateral value. Further collateral value declines could decrease capacity under the Multicurrency Facility Agreement and the Norwegian Facility Agreement.

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

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in British Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (EUR). The North Sea fleet generated 63.3% of our total consolidated revenue for the three months ended September 30, 2016. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD).

For the three and nine months ended September 30, 2016 and 2015, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	1 US$=		1 US$=
GBP	0.761	0.646	0.718	0.653
NOK	8.326	8.217	8.399	7.900
EUR	0.896	0.899	0.896	0.897
BRL	3.244	3.520	3.527	3.123
SGD	1.353	1.391	1.371	1.363

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

In June 2016, the United Kingdom voted in favor of exiting the European Union, which had an immediate negative impact on the GBP. Our consolidated results will be impacted should the GBP further weaken against the U.S. Dollar.

Reflected in the accompanying consolidated balance sheet at September 30, 2016, is a loss of $117.7 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at September 30, 2016 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended September 30, 2016 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS

Exhibits

See the Exhibit Index for list of Exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: November 9, 2016

EXHIBIT INDEX

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on form 8-K dated February 24, 2010 (SEC file No. 1-33607)

3.2	Bylaws, as amended	Exhibit 3.2 to our current report on Form 8-K on February 24, 2010 (SEC File No. 1-33607)

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101	The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.