Form 10-K/A
period 2016-12-31
GULFMARK OFFSHORE INC
filed 2017-05-01
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

Number of shares of Class A common stock outstanding as of March 15, 2017: 27,147,009

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence	34
Item 14.	Principal Accountant Fees and Services	35

PART IV
Item 15.	Exhibits and Financial Statement Schedules	35

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed March 17, 2017, or the Original Filing, by GulfMark Offshore, Inc., a Delaware corporation. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc., its subsidiaries and its predecessors. We are filing this Amendment solely to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

This Amendment also supplements Item 15 of Part IV of the Original Filing to include the filing of new certifications of our Chief Executive Officer and Chief Financial Officer, as Exhibits 31.1 and 31.2, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, this Amendment restates Item 15 of Part IV of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission, or SEC, on or subsequent to March 17, 2017.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board of Directors, or the Board, consists of eight members. Pursuant to our Bylaws, the Board has established three standing committees, including the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. The name, age, period of service, committee memberships, biographical and other information with respect to each member of the Board, including the specific attributes of each director that the Board has determined qualify that person for service on the Board, are set forth below.

				Committee Memberships
Name	Age	Director Since	Independent	AC	CC	GNC
Peter I. Bijur	74	2003	X	X		C
David J. Butters	76	1989	X, CBD		C
Brian R. Ford	68	2009	X	C, FE		X
Sheldon S. Gordon	81	2001	X	X	X
Quintin V. Kneen	51	2013
Steven W. Kohlhagen	69	2013	X	X	X
Rex C. Ross	73	2007	X	X		X
Charles K. Valutas	66	2013	X		X	X

AC C CBD CC FE GNC	Audit Committee Member and Chair of a Committee Chairman of the Board of Directors Compensation Committee Financial expert Governance and Nominating Committee

Peter I. Bijur serves as a member of the Audit Committee and is Chairman of the Governance and Nominating Committee. Mr. Bijur served on the Board of Directors and the Audit Committee of Volvo AB until March 2014, and is the former Chairman of the Board of Directors and Chief Executive Officer of Texaco Inc. where he served from 1996 until his retirement in 2001. He formerly served as a member of the Board of Trustees of Middlebury College and Mount Sinai-New York University Health. Mr. Bijur’s extensive executive experience, including his prior service as the chairman and chief executive officer of a major public corporation, his public company board leadership experience, and his corporate governance expertise, gives him a unique perspective on many of the business decisions that come before our Board.

David J. Butters is Chairman of the Board of Directors and is Chairman of the Compensation Committee. Since September 2008, Mr. Butters has been Chairman, President and Chief Executive Officer of Navigator Holdings Ltd., an international LPG shipping company. Mr. Butters is also currently a member of the Board of Directors of Weatherford International Ltd. In September 2008, Mr. Butters retired from Lehman Brothers, Inc., a subsidiary of Lehman Brothers Holdings Inc., where he had been employed since 1969. The Board determined that Mr. Butters should be nominated for election as a director due to his extensive knowledge of the shipping and oil and gas service industries, his experience as a director of public companies, his banking experience and his financial and executive management expertise.

Brian R. Ford is Chairman of the Audit Committee and is the financial expert on the Audit Committee. He is also a member of the Governance and Nominating Committee. Mr. Ford was the Chief Executive Officer of Washington Philadelphia Partners, LP from 2008 through 2010. In 2008, he retired as a partner from Ernst & Young LLP where he had been employed since 1971. Mr. Ford also serves on the Boards of AmeriGas Propane, Inc., FSIC III, NRG Yield, Inc., and the Board of Trustees of Drexel University. Mr. Ford serves on the Audit and Corporate Governance Committees of AmeriGas Propane, Inc. Mr. Ford serves on the Audit, Compensation, Corporate Governance and Conflicts and Nominating Committees of NRG Yield, Inc. and is Chairman of the Audit Committee at FSIC III. His financial, audit and accounting expertise gained as a partner in a top tier public accounting firm enables Mr. Ford to provide valuable input to deliberations by our Board. This expertise also allows him to serve as the financial expert on our Audit Committee.

Sheldon S. Gordon serves as a member of the Compensation Committee and Audit Committee.  He retired as non-executive Chairman of Union Bancaire Privée International Holdings, Inc. where he served from 1996 to 2011.  From 1996 to 2002, he was Chairman of the Rhone Group LLC with which he continues as a Senior Advisor.  Mr. Gordon was a director of Union Bancaire Privée from 1997 to 2011 and was a director of the Holland Balanced Fund from 1996 to 2008, and served as a member of the Board of Directors of AMETEK Inc. from 1989 to 2011.  His financial and accounting expertise, his experience as a senior executive and director of large multinational corporations and his strategic business management expertise enable him to make valuable contributions to our Board.

Quintin V. Kneen is our President and Chief Executive Officer. He was named our Executive Vice President and Chief Financial Officer in 2009 and served in those roles until he was appointed as our President and Chief Executive Officer in June 2013. Mr. Kneen joined GulfMark in June 2008 as Vice President – Finance and was named Senior Vice President – Finance and Administration in December 2008. Previously, he was Vice President – Finance & Investor Relations for Grant Prideco, Inc., serving in executive finance positions at Grant Prideco since 2003. Prior to joining Grant Prideco, Mr. Kneen held executive finance positions at Azurix Corp. and was an Audit Manager with the Houston office of Price Waterhouse LLP. He holds a Master of Business Administration from Rice University and a Bachelor of Business Administration in Accounting from Texas A&M University, and is a Certified Public Accountant and a Chartered Financial Analyst. Mr. Kneen’s extensive financial expertise and his position as our President and Chief Executive Officer provide him with unique personal knowledge and experience regarding our Company and its operations.

Steven W. Kohlhagen was appointed to the Board of Directors in September 2013 and serves as a member of the Audit Committee and Compensation Committee. He is a retired financial executive who brings to the Board expertise in financial accounting, finance and risk management through his extensive experience in, and knowledge of, the financial, securities and foreign exchange markets. He has held various positions in the private sector, including investment banking, asset management, and most recently as a consultant with AMETEK, Inc. He currently serves on the Board of Directors and is a member of the Compensation and Risk Committees of Freddie Mac, and the Board of Directors and Audit Committee for AMETEK. He is on the Advisory Board of Stanford Institute for Economic Policy Research at Stanford University, on the Board of Advisors at Roper St. Francis Cancer Center and on the Front Office Advisory Board at Bloomberg Sports. He was on the Board of Directors and Audit Committee of Abtech Holdings, Inc. through March 2014 and the Board of Directors at Reval Inc. through November 2016. His extensive senior executive leadership skills and deep understanding of economics, modeling, international financial markets and complex financial instruments position him to provide valuable insight to our Board.

Rex C. Ross serves as a member of the Audit Committee and Governance and Nominating Committee. From 2004 to 2009, Mr. Ross served as Chairman and director of Schlumberger Technology Corporation, the holding company for all Schlumberger Limited assets and entities in the United States. Prior to his retirement from Schlumberger Limited in 2004, Mr. Ross held a number of executive management positions during his 11-year career there, including President of Schlumberger Oilfield Services North America; President, Schlumberger GeoQuest; and President of SchlumbergerSema North & South America. Mr. Ross served as a member of the Board of Directors of Enterprise Products Partners L.P. (a publicly traded oil and gas mid-stream services and marketing company) from 2004 until 2014 and was a member of its Audit and Conflicts Committees. His executive management expertise and his knowledge of the oil and gas service industry enable Mr. Ross to make valuable contributions to our Board.

Charles K. Valutas was appointed to the Board of Directors in September 2013 and has over 30 years’ experience with an integrated oil company. He serves as a member of the Compensation Committee and Governance and Nominating Committee. From 1979 to 2008, Mr. Valutas held various positions with Sunoco Inc., a large publicly held oil company, holding the positions of Sales and Products Manager, Vice President and General Manager of Sunoco Chemicals, and most recently retiring as Senior Vice President and Chief Administrative Officer. Mr. Valutas serves as a board member and member of the Finance and Investment Committees of Drexel University and the Philadelphia Orchestra. Prior to his experience with Sunoco Inc., Mr. Valutas worked as a Certified Public Accountant for Arthur Andersen & Co. His industry and financial and accounting expertise enables Mr. Valutas to provide a meaningful and unique perspective to our Board.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Ford (Chairman), Bijur, Gordon, Kohlhagen and Ross are the current members of the Audit Committee. The Board has determined that all of the Audit Committee members are “independent” as defined in the New York Stock Exchange, or NYSE, listing standards applicable to us. Mr. Ford, by virtue of his financial, audit and accounting expertise gained as a partner in a top tier public accounting firm, has been designated as an Audit Committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee’s function is to provide oversight of the Company’s accounting policies. Its principal oversight responsibilities are to:

•	make recommendations to the Board concerning the selection and discharge of our independent public accountants;

•	discuss with our internal auditors and independent public accountants the overall scope and plans for their respective audits, including the adequacy of staffing and compensation; and

•	discuss with management, internal auditors and independent public accountants the adequacy and effectiveness of our accounting and financial controls.

The Board adopted a written charter for the Audit Committee which is posted on our website at www.gulfmark.com.

DIRECTOR COMPENSATION

Fees and Awards

Each of our non-employee directors is currently paid a cash retainer of $11,250 each quarter. Mr. Butters is also paid an additional cash retainer of $8,333 per month for serving as Chairman of the Board. We maintain committee chairman retainer arrangements whereby we pay Messrs. Ford, Butters and Bijur $3,750, $2,500 and $2,500, respectively, per quarter for serving as Chairman of the Audit Committee, Compensation Committee and Governance and Nominating Committee, respectively. Mr. Martin, who resigned from the Board on March 3, 2017, elected to decline compensation for serving as a director.

Non-employee directors are awarded $100,000 in restricted Common Stock at each annual meeting in accordance with our Amended and Restated 2011 Non-Employee Director Share Incentive Plan, or 2011 Director Plan. On June 6, 2016, with the exception of Mr. Martin, each then serving non-employee director was granted 28,248 shares of restricted stock. The number of shares awarded depends on the share price on the date of the award. Restricted stock awards vest in full on the first anniversary of the grant date of the award, subject to continued service by the director. Vesting is accelerated if the director’s service ends due to death or disability or in the event the director is not reelected or nominated for reelection to the Board but completes his elected or appointed term of service.

Total compensation paid in 2016 to our non-employee directors, including the value of restricted stock granted, cash director fees and retainers, matching and discretionary contributions made by us under the GulfMark Offshore, Inc. Deferred Compensation Plan, or the DC Plan (which is described below), and earnings under the DC Plan (to the extent such earnings are considered preferential under SEC rules), is as follows:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Change in Pension Value and Non- qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Peter I. Bijur	$55,000	$100,000	$20,014	$8,250	$183,265
David J. Butters	155,000	100,000	81,142	23,250	359,392
Brian R. Ford	60,000	100,000	2,670	9,000	171,671
Sheldon S. Gordon	45,000	100,000	-	6,750	151,750
Steven W. Kohlhagen	45,000	100,000	-	6,975	151,975
William C. Martin	-	-	-	-	-
Rex C. Ross	45,000	100,000	2,052	6,750	153,803
Charles K. Valutas	45,000	100,000	-	6,750	151,750

(1)	Certain non-employee directors elected for 2016 to defer all or a portion of the cash fees reported in this column under the DC Plan.

(2)

Represents the aggregate grant date fair value of restricted stock awards granted to the non-employee directors during 2016, determined in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, excluding the effect of estimated forfeitures. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards. As of December 31, 2016, (a) none of our non-employee directors held any outstanding stock options and (b) each of our non-employee directors, except Mr. Martin, held 28,248 unvested shares of restricted stock.

(3)

Represents earnings that accrued during 2016 to the accounts of the non-employee directors in the DC Plan to the extent that the rate of return is considered above-market or preferential because it exceeds a market rate specified by SEC rules.

(4)	Reflects discretionary and matching contributions made by us on behalf of the non-employee directors to the DC Plan during 2016.

Quintin V. Kneen, our President and Chief Executive Officer, is not included in the table above because he was an employee of our Company during 2016, and therefore received no compensation for his services as director. The compensation received by Mr. Kneen as an employee of the Company during 2016 is shown in the 2016 Summary Compensation Table below.

EXECUTIVE OFFICERS

The following are our current executive officers, who serve at the discretion of the Board:

Name	Position	Age
Quintin V. Kneen	President and Chief Executive Officer	51
James M. Mitchell	Executive Vice President and Chief Financial Officer	49
Cindy M. Muller	Senior Vice President - General Counsel and Secretary	50
Samuel R. Rubio	Senior Vice President - Controller, Chief Accounting Officer and Assistant Secretary	57
David E. Darling	Senior Vice President - Human Resources	62

Quintin V. Kneen’s biographical information can be found in “Directors” above.

James (Jay) M. Mitchell was named our Executive Vice President and Chief Financial Officer in June 2013. His expertise includes strategic planning, merger and acquisitions, finance, accounting, treasury, taxation, risk management and investor relations. Prior to joining the Company, he was Chief Executive Officer of the privately held Flex Energy. Previously, Mr. Mitchell served as Senior Vice President and CFO of T-3 Energy Services, a publicly traded company, until its successful sale in 2011. He earned a MPA in Taxation from the University of Texas at Austin, and a B.B.A. in Accounting from Georgia State University.

Cindy M. Muller was named our Senior Vice President, General Counsel and Secretary in May 2016. She has over 25 years of experience in the legal field with extensive expertise in the maritime and energy services industries. Prior to joining our Company, she served as Senior Vice President and General Counsel at Energy Maintenance Services, USA since May 2014. Previously, Ms. Muller served as Vice President, Legal and Compliance and Assistant General Counsel at Cal Dive International, Inc. from 2007 to 2014. Ms. Muller holds a J.D. from the Paul M. Hebert Law Center at Louisiana State University and a B.S. in Accounting from Louisiana State University.

Samuel R. Rubio was named our Vice President – Controller, Chief Accounting Officer and Assistant Secretary in December 2008 and was promoted to Senior Vice President in the same function in June 2012. Mr. Rubio joined us in 2005 as Assistant Controller and was subsequently promoted to Controller in 2007. He has a Bachelor of Business Administration degree from Sul Ross State University and is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. In addition, Mr. Rubio has over 25 years of experience in accounting at both operating division and corporate levels as well as the management of accounting organizations.

David E. Darling was named our Vice President – Human Resources in November 2008 and was promoted to Senior Vice President in the same function in June 2012. Mr. Darling has over 24 years of human resources experience. He came to us through our acquisition of Rigdon Marine, where he was employed as Human Resource Director since 2007. Prior to joining Rigdon Marine, Mr. Darling served as Executive Vice President of Human Resources for a wholly owned subsidiary of the Ford Motor Company which he joined in 2000. Additionally, Mr. Darling has 15 years of experience in the offshore vessel industry as Vessel Master, Operations Manager and Human Resources Manager with Zapata Gulf Marine and Tidewater, Inc. Mr. Darling earned his Bachelor of Science in Human Resources Management from Brenau University and his Master of Science in Human Resources Management and Labor Relations from the New York Institute of Technology.

No family relationship exists between any of the directors or the executive officers listed above under “Directors” and “Executive Officers.”

Code of Business Conduct and Ethics

The Board adopted a Code of Business Conduct and Ethics applicable to all of our employees and agents as well as a Code of Ethics for our Principal Executive Officer and Senior Financial Officers, which are posted on our website at www.gulfmark.com. We intend to satisfy the disclosure requirement regarding any changes to our code of ethics we adopt and/or any waiver from our code of ethics that we grant by posting such information on our website, www.gulfmark.com, or by filing a Current Report on Form 8-K for such event.

Availability of Corporate Governance Documents

Stockholders may obtain copies of the charters of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee, our Governance & Nominating Policy and our Code of Business Conduct and Ethics free of charge by contacting our Corporate Secretary at our principal address of 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, or by accessing our website at www.gulfmark.com, selecting the “Investors” tab and then selecting “Corporate Governance.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our Class A Common Stock, par value $.01 per share, or Common Stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received, or written representations from certain reporting persons that no Form 5 reports were required for those persons, we believe that all reports that were required to be filed under Section 16(a) during 2016 were timely filed except for a report on Form 5 filed by Samuel R. Rubio on April 13, 2017 that reported two transactions.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis provides information regarding the 2016 compensation program in place for (i) our President and Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our three other most highly-compensated executive officers serving as of December 31, 2016, whom we refer to collectively as our named executive officers. This section includes information regarding our compensation philosophy and objectives, the components of our compensation program, and the key factors the Board, the Compensation Committee and our President and Chief Executive Officer considered in determining the compensation for our named executive officers in 2016. For 2016, our named executive officers were:

Name	Position
Quintin V. Kneen	President and Chief Executive Officer
James M. Mitchell	Executive Vice President and Chief Financial Officer
Cindy M. Muller	Senior Vice President - General Counsel and Secretary
Samuel R. Rubio	Senior Vice President - Controller, Chief Accounting Officer and Assistant Secretary
David E. Darling	Senior Vice President - Human Resources

Compensation Philosophy and Objectives

Our compensation philosophy is to set the fixed compensation of our senior executives competitively for their demonstrated skills and industry experience. Variable compensation, both annual and long-term, should reflect the results of performance against a combination of quantitative and subjective measures. Prior to 2015, we targeted between 25% and the median of our peer group for all elements of pay, including base salary, annual incentives, and long-term incentives, and designed our compensation programs to reward superior performance with payouts that were near the median of the market. In 2015 and 2016, however, we did not benchmark executive compensation to any peer group.

Our compensation and benefits programs are designed to achieve the following objectives:

•

Compensation should enable us to attract, motivate and retain talented executive officers capable of leading us in a competitive and changing industry and to align the interests of our executives with those of our stockholders to promote long-term success and optimize stockholder value.

•	Compensation should reflect the marketplace for talent. We strive to remain competitive with the pay of other companies with which we compete for talent.

•	Annual cash and equity awards should reflect progress towards our financial and operational goals that balance rewards for both short-term and long-term performance.

Compensation Actions in Recognition of Low Commodity Price Environment

In late 2014, the oil and gas industry experienced a significant decline in the price of oil that has continued into 2017. This industry-wide downturn has impacted the operational plans for oil and gas producers, resulting in reduced spending for exploration and production activities, and consequently has adversely affected the drilling and support service sector. The offshore component of the oil and gas business generally experiences much higher costs than the onshore component and, as a result, requires a higher commodity price to sustain profitability. Commodity prices in 2016 and continuing into 2017 remain lower than the level many industry observers believe are needed to return the offshore supply vessel business to profitability. These industry dynamics directly affected demand for our offshore supply vessel services and led to an excess number of vessels in all of our operating regions. The decreased demand had a significant negative impact on day rates, utilization and, consequently, profitability and cash flow. We recognized early in the downturn that cash flow would be significantly affected by the lower oil prices and made immediate changes in our executive compensation.

In view of this severe industry-wide downturn and its effects on our financial performance and our cash flow, the Compensation Committee approved the following compensation actions during 2015:

●	Base salaries for our executive officers were reduced by 15% for our Chief Executive Officer, by 10% for our Executive Vice Presidents and by 5% for our Senior Vice Presidents;

●	Salaries were maintained at 2014 levels for all onshore Company personnel and pay rates for mariners were substantially reduced; and

●	We continued the suspension of the Company contributions to the 401(k) plan.

In 2016, in recognition of the continuing downturn in commodity prices and the offshore supply vessel business, the Compensation Committee did not increase any base salaries for executive officers but instead maintained executive officers’ base salaries at these reduced levels. In addition, in light of industry conditions, negative discretion was applied and no cash bonus was paid in 2016 for the 2015 performance year to any of our employees, including executive officers. Similarly, except for the retention bonuses described below, no cash bonus was paid to any of our executive officers in 2017 for the 2016 performance year.

Say-on-Pay Stockholder Voting Results

At our 2016 annual meeting, more than 97% of the shares that were voted approved the compensation of our named executive officers. The Board and the Compensation Committee reviewed the results of this vote and concluded that with this level of support, no changes to our compensation design and philosophy needed to be considered as a result of the vote.

Administration of our Executive Compensation Program

Our executive compensation program is developed and administered by the Compensation Committee, which is comprised of four non-employee independent directors. The Compensation Committee is responsible for the review and assessment of all aspects of our executive compensation program. The recommendations of the Compensation Committee are approved by the full Board, including a majority of the independent directors.

Role of Executive Officers in Executive Compensation Decisions

Our President and Chief Executive Officer works closely with the Compensation Committee providing his assessment and recommendations on the competitiveness of the programs, performance issues and challenges, and makes recommendations for consideration pertaining to the compensation of the executive team, including the performance criteria for the named executive officers other than himself. The Compensation Committee takes these recommendations into consideration and either approves the proposal of the President and Chief Executive Officer or works with the President and Chief Executive Officer to develop suitable alternatives. In consultation with the President and Chief Executive Officer, the Compensation Committee determines the specific base salary and bonus compensation for our Senior Vice Presidents. The President and Chief Executive Officer does not make, participate in, provide input for or make recommendations about his own compensation. In addition, none of the other named executive officers participate in the deliberation process of the Compensation Committee. Such executive officers do, however, participate in the review and award process for other key employees.

Setting Performance Measures

When setting performance goals and objectives, we attempt to use criteria that assess our performance while taking into account industry conditions, rather than absolute performance. This is based on the belief that our absolute performance can be affected both negatively and positively by industry factors over which our executives have no control, such as prices for oil and natural gas. We have developed metrics we feel reflect performance with a balance of specific internal goals that will enhance our ability to grow and create further stockholder value.

Performance Review

At the end of each year in which performance goals have been established, calculations required to support achievement of compensation goals established by the Compensation Committee are provided to the Compensation Committee by our financial department. The Compensation Committee then reviews the performance of our named executive officers based on their achievement of the established objectives, contribution to our performance and individual performance. This review is shared with the President and Chief Executive Officer and recommendations for compensation are provided to the Board for consideration and approval.

For our Senior Vice Presidents, our past practice has been to set performance criteria at the beginning of the year that are reviewed at the end of the year. Recommendations regarding the compensation awarded to these individuals is approved by the Compensation Committee in consultation with our President and Chief Executive Officer. As discussed above, however, in view of industry conditions, in 2016 the Compensation Committee did not award any performance-based incentive cash bonuses to any of our named executive officers.

Compensation Program Components

The compensation of our executive officers typically consists of:

•	Base salary;

•	Annual non-equity incentives (although no performance-based incentive cash bonuses were awarded to any of our named executive officers for performance in 2016);

•	Long-term equity incentive awards (in the form of restricted stock and, in previous years, stock options);

•	Severance and change of control arrangements; and

•	Other benefits and perquisites (including participation in our deferred compensation plan).

The balance among these components is established annually by the Compensation Committee and is designed to recognize past performance, retain our executive officers and encourage future performance. For a breakdown of the mix of short-term and long-term compensation in 2016, please see the table included under “2016 Executive Compensation Decisions – Allocation of Short-Term and Long-Term Compensation” below.

The particular elements that comprise the executive compensation program for our named executive officers are set forth in more detail below.

Base Salary

Base salary for our executive officers is reviewed and set annually by the Compensation Committee. Salary levels are adjusted to take into account job responsibility, job complexity, individual performance, cost of living and other relevant factors. We believe this component of pay is one of the most effective ways to attract and retain executives. In addition to market practices and the other factors described above, in determining the overall salary amounts that are established each year, the Compensation Committee considers industry information and current economics. The objective is to provide a salary at a level sufficient to retain, motivate and reward successful performance while maintaining affordability within our business plan.

In 2015, as a result of the severe downturn in our industry, base salaries for our executive officers were reduced by 15% for our Chief Executive Officer, by 10% for our Executive Vice Presidents and by 5% for our Senior Vice Presidents. In 2016, due to continuing depressed commodity prices and industry conditions, the Compensation Committee did not increase any base salaries for executive officers but instead maintained executive officers’ base salaries at these reduced levels set in 2015.

Annual Non-Equity Incentives

Although in the past we have provided annual non-equity incentive compensation to our executive officers in the form of annual cash bonuses relating to financial and operational achievements during the year, for the purpose of retaining and motivating our executive officers, no performance-based incentive cash bonuses were awarded to any of our named executive officers for performance in 2016. Similarly, due to the downturn in the industry and its effects on our financial performance, we did not pay our executive officers any incentive cash bonus awards in 2016 for the 2015 performance year.

Long-Term Equity Incentive Awards

We also provide long-term incentive compensation to our executive officers through equity awards granted pursuant to the GulfMark Offshore, Inc. Amended and Restated 2014 Omnibus Equity Incentive Plan, or the 2014 Omnibus Plan, which was approved by our stockholders in 2016. The use of equity awards is intended to provide incentives to our executive officers to work toward our long-term goals.

It is generally our policy to make annual grants of long-term equity incentive awards in the first quarter of the year following the performance year to which the award relates, which gives the Compensation Committee enough time to review the prior year’s performance. With respect to the 2015 performance year, the Compensation Committee approved awards of restricted stock that were granted to executive officers in 2016 subject to receiving stockholder approval at our 2016 annual meeting of stockholders of our Amended and Restated 2014 Omnibus Equity Incentive Plan (which was approved by stockholders at our 2016 annual meeting). As of the date of this report, the Compensation Committee has not approved any awards of restricted stock to executive officers in 2017 with respect to the 2016 performance year.

The restrictions on restricted stock generally lapse annually on each anniversary of the date of grant in substantially equal installments over three years. Any cash dividends paid with respect to unvested shares of restricted stock will be accumulated and paid in cash to the executive officer when the restricted shares vest.

The number of shares of restricted stock awarded in 2016 to each of our named executive officers was determined by the Compensation Committee based on market compensation data as well as the executive’s responsibility and ability to influence our performance, without use of any specific award targets or formula.

Severance and Change of Control Arrangements

Currently, we have an employment agreement with our President and Chief Executive Officer that provides for certain severance payments in the event he is terminated without cause or terminates his employment for good reason, including as a result of a change of control, as provided in the agreement. In addition, we have an employment agreement and separate change of control agreement with our Executive Vice President and Chief Financial Officer that include similar provisions. Additional information regarding the terms and provisions of the employment agreements is provided below under “Narrative Disclosure to 2016 Summary Compensation Table and 2016 Grants of Plan-Based Awards Table – Agreements Related to Employment,” “Potential Payments Upon Termination or Change of Control – Employment Agreement with Quintin V. Kneen” and “Potential Payments Upon Termination or Change of Control – Employment and Change of Control Agreements with James M. Mitchell.”

The purpose of the severance and change of control arrangements with our named executive officers is to:

•	maintain the continued dedication of the executive officers; and

•	diminish the inevitable distraction of the executive resulting from the uncertainties and risks created by a pending or threatened change of control.

The change of control provision included in each of these agreements requires a “double trigger” in order for the executive officer to receive any payment in the event of a change of control situation. First, a change of control must occur and, second, the individual must terminate his employment for good reason or we must terminate his employment without cause during a specified protection period. We believe providing the officer this change of control protection helps to ensure impartiality and objectivity of these named executive officers in the context of a change of control situation and protects the interests of our stockholders.

We have also entered into severance protection agreements with our Senior Vice President – Controller, Chief Accounting Officer and Assistant Secretary and our Senior Vice President – Human Resources. Each severance protection agreement provides for a severance payment to the executive if he incurs a specified involuntary termination of employment during its term. See “Potential Payments Upon Termination or Change of Control – Severance Protection Agreements.” The severance protection agreements are intended to foster the continued employment of these named executive officers and encourage their continued attention and dedication to the Company.

We are also party to a change of control agreement with our Senior Vice President, General Counsel and Secretary that provides for certain severance payments and benefits if she incurs a specified termination after a change of control occurs. The change of control agreement only addresses the terms of employment and compensation in the event of a termination of employment in connection with a change of control of the Company, and not as a result of a termination unrelated to such a change of control. It is intended to provide an appropriate retention incentive while balancing the value to the Company of such retention during a change of control transition period. The initial term of the change of control agreement is two years. See “Potential Payments Upon Termination or Change of Control – Change of Control Agreement with Cindy M. Muller.”

Ms. Muller does not have a severance agreement and is an eligible participant in our Severance Benefits Policy applicable to all our employees generally, which provides severance pay based on years of continuous service to terminated or laid-off employees under certain circumstances, including termination without cause or because of a change of control. See “Potential Payments Upon Termination or Change of Control – Severance Benefits Policy.”

Additional information regarding the severance and change of control arrangements with our named executive officers is provided below under “Potential Payments upon Termination or Change of Control.”

Deferred Compensation Plan

We provide our executive officers with the opportunity to defer certain portions of their salary and bonuses paid by us for distribution after retirement or resignation through our DC Plan. The DC Plan is intended to encourage the continued employment of the participating employees and to facilitate the recruiting of executive officers and other highly compensated employees required for our continued growth and profitability. The first 7.5% of compensation deferred by a participant under the DC Plan must be invested in our Common Stock and contributions in excess of that amount can be allocated into either our Common Stock or an account in which we provide a return equivalent to the prime rate plus 2%. Contributions by participants are matched dollar-for-dollar up to 7.5% of the participant’s total cash compensation and we may elect to make additional annual discretionary contributions to the DC Plan equal to a designated percentage of a participant’s total cash compensation for the year. These company-provided contributions vest pro rata over five years. Our executive officers’ benefits and participation in the DC Plan are described in greater detail in “Nonqualified Deferred Compensation” below.

ESPP

In 2016, our Amended and Restated 2011 Employee Stock Purchase Plan, or ESPP, which was qualified under Section 423 of the Internal Revenue Code, was available to all of our U.S. employees and certain subsidiaries. We established the ESPP to permit eligible participants to purchase Common Stock from the Company on favorable terms and pay for such purchases through regular payroll deductions. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions were used to acquire shares of our Common Stock at 85% of the fair market value of the Common Stock on the first or the last day of the Option Period, whichever was lower. In 2017, the Board determined that it was in the best interests of the Company to discontinue the ESPP and terminated the ESPP on March 23, 2017.

Other Benefits

Our executive officers participate in our ESPP and other benefit plans on the same terms as other employees. These plans include a defined contribution plan, our 401(k) plan, and medical, dental and term life insurance. We have not made any Company contributions to the 401(k) plan since we suspended them in 2015.

Perquisites

We provide our executive officers with limited perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program. For example we may, from time to time, pay for the monthly membership fees for certain golf or social clubs for our executive officers so that they have an appropriate entertainment forum for customers and vendors.

Although these limited perquisites and other personal benefits do not constitute a material part of our executive compensation program, we believe that they help provide a competitive package to attract and retain executive talent.

2016 Executive Compensation Decisions

Determination of Current Base Salary

In light of the continued depressed commodity prices and industry conditions that began in 2014 and have continued into 2017, the Compensation Committee determined that base salaries for our executive officers for 2016 should remain the same as their base salaries for 2015, as discussed above. Based on its analysis of these conditions and the factors, goals and objectives described above in “Compensation Program Components – Base Salary,” the Compensation Committee established the following base salaries for 2017 for our current executive officers, which are the same as their 2016 base salaries.

Name	2017 Base Salary
Quintin V. Kneen	$510,000
James M. Mitchell	304,200
Cindy M. Muller	280,000
Saumuel R. Rubio	223,269
David E. Darling	235,980

Annual Non-Equity Incentives – Our 2016 Performance

In 2016, the Compensation Committee determined that we would not grant executive officers any annual incentive cash bonus awards for the 2016 performance year due to the severe downturn in the oil and gas industry and, in particular, in the offshore vessel business.

Long-Term Equity Incentive Awards

The Compensation Committee believes long-term equity incentive awards provide an effective means of executive retention and an incentive to build stockholder value. It is generally our policy to grant annual equity awards to the named executive officers during the first quarter of the year following the performance year to which the award relates. The determination of the number of shares granted is based on market compensation data as well as the executive’s responsibility and ability to influence our performance.

For the awards approved by the Compensation Committee on April 12, 2016 subject to stockholder approval at our 2016 annual meeting of stockholders, which were granted on June 6, 2016 for the 2015 performance year, or the 2016 Grants, our named executive officers received all long-term equity incentive awards in the form of restricted stock. Based on the performance of our Common Stock and the Compensation Committee’s review of competitive practices and our financial achievements and performance, the Compensation Committee determined that the 2016 Grants were reasonable.

The following table sets forth, for each award of restricted shares of our Common Stock to our named executive officers that was approved by the Compensation Committee on April 12, 2016 subject to stockholder approval at our 2016 annual meeting of stockholders, which were issued to the named executive officers on June 6, 2016, and for the award of restricted shares of our Common Stock to Ms. Muller upon her hire in May 2016, the value and number of such restricted shares:

Named Executive Officer	Value of Restricted Shares Awarded	Grant Date Stock Price	Restricted Shares Awarded(1)
Quintin V. Kneen	$660,653	$3.54	186,625
James M. Mitchell	367,764	3.54	103,888
Cindy M. Muller (2)	36,500	3.65	10,000
Samuel R. Rubio	212,400	3.54	60,000
David E. Darling	212,400	3.54	60,000

(1)

These restricted stock awards were issued under our 2014 Omnibus Plan. Vesting of our restricted stock is subject to continued employment with us and, while previous performance is considered in making the award, once awarded, the restricted stock is not tied to any level of performance requirements. Restrictions on the restricted stock awarded lapse over three years, one-third per year. The number of restricted shares issued on June 6, 2016 was determined based on the average of the high and low stock price on June 6, 2016, or $3.54.

(2)

Ms. Muller joined our company in May 2016 and therefore was not awarded any restricted shares in the awards approved in April 2016 related to 2015 performance. We issued 10,000 shares of restricted Common Stock to Ms. Muller upon her employment, which were valued at $3.65 per share on June 21, 2016, the grant date.

Pursuant to SEC rules, the 2016 Grants are disclosed as 2016 compensation in the 2016 Summary Compensation Table and are included in the 2016 Grants of Plan-Based Awards table included in this Amendment, even though such awards were considered by the Compensation Committee as compensation with respect to the 2015 performance year. In light of the continued downturn in the industry and the decline in the Company’s stock price, the Compensation Committee determined that there were insufficient shares remaining under the 2014 Omnibus Plan to be able to make meaningful equity grants in 2017 and, therefore, has not approved any equity grants to be issued in 2017 with respect to the 2016 performance year.

2016 Cash Retention Bonuses

The Compensation Committee recognizes that it is critical to retain key leaders who are instrumental to achieving our business and strategic plans, particularly in depressed market conditions. As a result, in December 2016, the Compensation Committee paid retention bonuses to substantially all Company employees, including retention bonuses to each named executive officer (other than Mr. Kneen) in the following amounts: Mr. Mitchell, $37,500; Mr. Rubio, $25,000; Mr. Darling, $25,000; and Ms. Muller, $10,000.

Allocation of Short-Term and Long-Term Compensation

The Compensation Committee allocates the compensation of our named executive officers between equity-based and non-equity-based components in order to balance the policies of supporting long-term performance measures while rewarding yearly performance goals. For 2016, the percentage of short-term and long-term benefits given to our named executive officers serving as of December 31, 2016 is listed below based on the amounts included in the 2016 Summary Compensation Table:

Name	Short-Term Benefits(1)	Long-Term Benefits(2)	Total
Quintin V. Kneen	42%	58%	100%
James M. Mitchell	45%	55%	100%
Cindy M. Muller	74%	26%	100%
Samuel R. Rubio	50%	50%	100%
David E. Darling	51%	49%	100%

(1) Short-Term Benefits include salary, annual non-equity incentives, insurance premiums paid under our benefit plans, and the value of perquisites received (i.e., club dues).

(2) Long-Term Benefits include the grant date fair value of long-term equity incentive awards in the form of restricted stock and Company-provided matching and discretionary contributions under the DC Plan.

Stock Ownership Guidelines

Our Board has adopted stock ownership guidelines for our directors and executive officers, which are incorporated in our Governance & Nominating Policy and can be found on our website, www.gulfmark.com, by first selecting “Investors” and then selecting “Corporate Governance.” The guidelines require our directors and executive officers to hold the following values in the form of our Common Stock (the director’s annual base compensation or the executive’s annual base salary is multiplied by the appropriate multiple):

•	6x for the chief executive officer,

•	5x for all directors,

•	3x for the executive vice presidents, and

•	2x for all other named executive officers.

Once achieved, ownership of the guideline amounts must be maintained for as long as the director or executive officer is subject to the guidelines, subject to a three year phase-in from the date of appointment of the director or executive officer to the applicable position. Compliance with the guideline amounts is measured based upon the greater of (i) award date or purchase date value and (ii) a value determined on a periodic measurement date. Once compliance is achieved, should the price of the stock decline to a level which creates non-compliance for the executive officer or director, compliance must be attained within two years of the date on which non-compliance was determined pursuant to the stock ownership guidelines of our Governance & Nominating Policy. In June 2016, due to the continued depressed price of our Common Stock, our Board decided to continue to measure compliance based on the award date or purchase date value, but discontinued re-measurement for compliance after a stock price decline.

Tax Considerations

In certain situations, tax regulations limit the deductibility of executive compensation paid to certain executive officers. Specifically, compensation paid to certain executive officers in excess of $1,000,000 will not be deductible unless it qualifies as “performance-based compensation” and is paid under a plan that has been approved by stockholders consistent with the requirements of Section 162(m) of the Internal Revenue Code. The Compensation Committee considers the application of this legislation when reviewing executive compensation; however, the limitation on deductibility of executive compensation has not had a material impact on us to date, and we have determined to retain the flexibility of the current approach in setting goals and applying discretion where and when required in making compensation decisions, including with respect to annual awards of non-equity incentive compensation.

Anti-Hedging and Anti-Pledging Policy

All of our employees, including our named executive officers, and our directors are subject to our securities trading policy which, among other things, prohibits such individuals from entering into short sales or hedging or, subject to certain limited exceptions in the case of directors, pledging shares of our Common Stock.

Recoupment of Compensation

The Board has not yet adopted a formal clawback policy to recoup incentive-based compensation upon the occurrence of a financial restatement, misconduct or other specified events. However, the 2014 Omnibus Plan includes language providing that awards granted under the plan may be forfeited and/or recouped to the extent required by applicable law or any clawback policy that we adopt. Our Compensation Committee is evaluating the practical, administrative and other implications of adopting, implementing and enforcing a clawback policy, and intends to adopt a clawback policy after the SEC issues final rules implementing the clawback provisions set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As of the date of this Amendment, the SEC has not yet issued final rules.

2017 Retention Bonus Agreements

On March 13, 2017, in an effort to retain top-tier executive talent, the Board, after consultation with the Company’s outside advisors and the Compensation Committee, approved the payment of key employee retention bonuses and the execution of agreements, each of which we refer to as a Retention Bonus Agreement, with certain executives of the Company, including each of the named executive officers. The key employee retention bonuses are designed to supplement the Company’s existing employee compensation programs. The aggregate amounts of payments to the named executive officers pursuant to the Retention Bonus Agreements are as follows: Mr. Kneen, $510,000; Mr. Mitchell, $304,200; Mr. Rubio, $250,000; Mr. Darling, $250,000; and Ms. Muller, $250,000.

The Retention Bonus Agreements provide for payment to each recipient of cash-denominated awards in two equal installments, subject to continued employment through the Vesting Date as described below. The first installment was paid upon execution of a Retention Bonus Agreement by the recipient. The second installment payment will be paid on the earliest of July 11, 2017 and the occurrence of certain events relating to a potential financial restructuring as described in the Retention Bonus Agreements.

Under the Retention Bonus Agreements, if prior to March 13, 2018, or the Vesting Date, the recipient either (i) voluntarily terminates his or her employment with the Company, other than as a result of an Eligible Retirement (as defined therein) or (ii) his or her employment is terminated by the Company for Cause (as defined in therein), then the recipient will forfeit the right to payment of any remaining installment payments and will be obligated to repay the Company the total amount previously paid pursuant to a Retention Bonus Agreement prior to such termination. If a recipient’s employment is terminated prior to the Vesting Date without Cause, as an Eligible Retirement or by reason of Disability (as defined therein) or death, the recipient will remain eligible to receive any scheduled installment payments and to retain any prior payments under the Retention Bonus Agreements. The recipient’s retention of all or any portion of the retention bonus under his or her Retention Bonus Agreement in connection with a termination without Cause or as an Eligible Retirement will be contingent on the recipient executing and not revoking a release agreement.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment with the management of GulfMark Offshore, Inc. Based on that review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee of the Board:

David J. Butters – Chairman

Sheldon S. Gordon

Steven W. Kohlhagen

Charles K. Valutas

Compensation Practices as They Relate to Risk Management

We believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees). Because our Compensation Committee retains the ability to apply discretion when determining the actual amount to be paid to executives pursuant to our annual non-equity incentive program, our Compensation Committee is able to assess the actual behavior of our executive officers as it relates to risk taking in awarding annual cash bonus amounts. Further, our use of long-term equity-based compensation serves our compensation program’s goal of aligning the interests of executive officers and stockholders, thereby reducing the incentives to unnecessary risk taking.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of our Compensation Committee are David J. Butters, Sheldon S. Gordon, Steven W. Kohlhagen and Charles K. Valutas. No member of our Compensation Committee is, or was during 2016, our officer or employee. Each member of the Compensation Committee satisfies the definition of “independent” as established under the NYSE listing standards. During 2016, none of our executive officers served as (1) a member of the compensation committee (or other board committee performing equivalent functions) or a member of the board of directors of another entity, one of whose executive officers served on our Compensation Committee, or (2) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Board of Directors.

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Quintin V. Kneen	2016	$510,000	$-	$660,653	$-	$-	$-	$92,825	$1,263,478
President and Chief	2015	528,750	-	900,000	300,000	-	-	157,231	1,885,981
Executive Officer	2014	600,000	-	647,468	215,823	360,000	-	162,560	1,985,851
James M. Mitchell	2016	304,200	37,500	367,764	-	-	-	57,821	767,285
Executive Vice	2015	311,242	-	507,000	169,000	-	-	88,555	1,075,797
President and Chief Financial Officer	2014	338,000	-	283,334	94,445	202,800	-	84,085	1,002,664
Cindy M. Muller	2016	172,083	10,000	36,500	-	-	-	24,776	244,859
Sr. Vice President - General Counsel and Secretary
Samuel R. Rubio	2016	223,269	25,000	212,400	-	-	-	34,523	495,192
Sr.Vice President- Controller	2015	225,717	-	258,521	-	-	-	62,971	547,209
and Chief Accounting Officer	2014	235,020	-	249,776	-	123,386	-	72,477	680,659
David E. Darling	2016	235,980	25,000	212,400	-	-	77	36,981	510,438
Sr. Vice President-	2015	238,568	-	206,390	68,311	-	64	78,636	591,969
Human Resources

(1)

For the annual restricted stock awards, in most years the Compensation Committee meets in the first quarter of each year to establish a value for stock to be awarded to the named executive officers with respect to the preceding performance year. The value of restricted stock awarded is determined using an average of the high and low stock price on the grant date of restricted stock awards as follows: June 6, 2016 ($3.54 per share), March 24, 2015 ($13.33 per share) and March 24, 2014 ($44.61 per share). The restricted stock awards approved by the Compensation Committee on April 12, 2016 subject to stockholder approval at our 2016 annual meeting of stockholders, which were granted on June 6, 2016 for the 2015 performance year, are reported in the “Stock Awards” column for 2016 in accordance with SEC rules. The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of the awards, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, if any, and do not reflect the actual value that may be realized by the executive. See Note 9 to our consolidated financial statements on Form 10-K for fiscal year 2016 for additional detail regarding assumptions underlying the value of these equity awards.

(2)

For option awards made prior to 2016, the Compensation Committee met in the first quarter of each year to establish a value for options to be awarded to the named executive officers with respect to the preceding performance year. The value of options awarded was determined using the Black-Scholes value as of the grant date of the option awards as follows: March 24, 2015 ($4.73 per option) and March 24, 2014 ($13.33 per option). The exercise price was set using the price per share of our Common Stock as of the end of trading on March 24, 2015 ($13.30 per share) and March 24, 2014 ($44.19 per share), respectively. No option awards were granted in 2016 for the 2015 performance year. The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of the awards, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, if any, and do not reflect the actual value that may be realized by the executive. See Note 9 to our consolidated financial statements on Form 10-K for fiscal year 2016 for additional detail regarding assumptions underlying the value of these equity awards.

(3)

We did not pay any named executive officer a cash incentive bonus award for the 2016 performance year due to the severe downturn in the industry and its effects on our financial performance. The retention bonuses that we paid to certain named executive officers in 2016 are reported in the “Bonus” column.

(4)

Represents earnings that accrued to the account of the named executive officer in the DC Plan to the extent that the rate of return is considered above-market or preferential because it exceeded a market rate specified by SEC rules.

(5)	All Other Compensation includes the following:

Name	Insurance Policy Premiums	Club Dues	DC Match and Discretionary Contributions	Total
Quintin V. Kneen	$552	$15,773	$76,500	$92,825
James M. Mitchell	360	3,394	54,067	57,821
Cindy M. Muller	276	-	24,500	24,776
Samuel R. Rubio	1,032	-	33,491	34,523
David E. Darling	1,584	-	35,397	36,981

2016 GRANTS OF PLAN-BASED AWARDS

The following table provides information about long-term equity incentive awards granted through the 2014 Omnibus Plan to the named executive officers in 2016. We did not grant any of the named executive officers any non-equity incentive awards for the 2016 performance year due to the severe downturn in the oil and gas industry and, in particular, in the offshore vessel business.

Name	Grant Date	Action Date	All Other Stock Awards(1)	Grant Date Fair Value of Stock and Option Awards(2)
Quintin V. Kneen	6/6/2016	4/12/2016	186,625	$660,653
James M. Mitchell	6/6/2016	4/12/2016	103,888	367,764
Cindy M. Muller	6/21/2016	5/21/2016	10,000	36,500
Samuel R. Rubio	6/6/2016	4/12/2016	60,000	212,400
David E. Darling	6/6/2016	4/12/2016	60,000	212,400

(1)

Our restricted stock awards were issued under our 2014 Omnibus Plan and vesting is subject to continued employment with us and, while previous performance is considered in making the award, once awarded, the restricted stock is not tied to any level of performance requirements. Restrictions on the restricted stock awarded lapse over three years, one-third per year.

(2)	This column shows the full grant date fair value of the awards computed in accordance with FASB ASC Topic 718. These awards are not subject to performance conditions.

NARRATIVE DISCLOSURE TO 2016 SUMMARY COMPENSATION TABLE
               AND 2016 GRANTS OF PLAN-BASED AWARDS TABLE

Agreements Related to Employment

We currently have employment agreements with Messrs. Kneen and Mitchell. Each agreement entitles the employee to be employed in a specified position with us and to receive a minimum annual base salary. The current term of each agreement expires on December 31, 2017, in each case subject to automatic renewal for additional terms of one year unless 120 days’ notice is given by us or the executive officer prior to termination of the then-current term or the employment agreement otherwise terminates according to its terms. Each employment agreement provides that the executive officer will be eligible to participate in our incentive, savings, retirement and other benefit plans applicable to our executives generally, and for the applicable perquisites described above. The purpose of the employment agreements is to provide the executive officers with compensation and benefits arrangements that are competitive with those of other companies with which we compete for talent.

Our agreements with Messrs. Kneen and Mitchell further provide for certain severance payments and other termination benefits to the executive officers, including in connection with a change of control. Those payments and benefits are described in “Potential Payments upon Termination or Change of Control” below.

We also entered into severance protection agreements in 2016 with Messrs. Rubio and Darling. Each agreement has a term of two years and provides for specified severance benefits in the event that the named executive officer incurs an involuntary termination of employment during the term of such severance protection agreement. Those severance benefits are described in “Potential Payments upon Termination or Change of Control” below.

In 2017, we entered into a change of control agreement with Ms. Muller that provides for certain severance payments and benefits if she incurs a specified termination after a change of control occurs. Those payments and benefits are described in “Potential Payments upon Termination or Change of Control” below. The initial term of the change of control agreement is two years.

In addition, we have indemnification agreements with certain of our executive officers and our independent directors, which provide for indemnification rights in addition to those provided under our governing documents.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options and shares of restricted stock that have not vested for each named executive officer as of December 31, 2016:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options			Option Exercise	Option Expiration	Number of Shares or Units of Stock that		Market Value of Shares or Units of Stock that have Not
Name	Exercisable	Unexercisable		Price	Date	have Not Vested		Vested(9)
Quintin V. Kneen	21,142	42,283	(1)	$13.30	3/24/2022
	10,791	5,395	(2)	$44.19	3/24/2021
	30,301	-	(3)	$45.68	6/4/2020
	14,783	-	(4)	$38.93	3/24/2020
						186,825	(5)	$326,594
						45,232	(6)	79,156
						4,838	(7)	8,467
James M. Mitchell	11,910	23,819	(1)	$13.30	3/24/2022
	4,722	2,361	(2)	$44.19	3/24/2021
						103,888	(5)	181,804
						25,480	(6)	44,590
						2,117	(7)	3,705
Cindy M. Muller						10,000	(8)	17,500
Samuel R. Rubio	5,714	-	(4)	$38.93	3/24/2020
						60,000	(5)	105,000
						12,993	(6)	92,690
						1,867	(7)	17,433
David E. Darling	4,814	9,624	(1)	$13.30	3/24/2022
	5,550	-	(4)	$38.93	3/24/2020	60,000	(5)	105,000
						10,299	(6)	18,024
						1973	(7)	3,453

(1)

These stock option awards vest and become exercisable ratably in three equal annual installments on the first three anniversaries of the grant date, which was March 24, 2015, subject to continued employment by the executive officer. The accelerated vesting provisions applicable to these awards are described below under “Potential Payments upon Termination or Change of Control.”

(2)

These stock option awards vest and become exercisable ratably in three equal annual installments on the first three anniversaries of the grant date, which was March 24, 2014, subject to continued employment by the executive officer. The accelerated vesting provisions applicable to these awards are described below under “Potential Payments upon Termination or Change of Control.”

(3)

This stock option award was granted to Mr. Kneen in connection with his appointment as our President and Chief Executive Officer. The stock options vest and become exercisable ratably in three equal annual installments on the first three anniversaries of the grant date, which was June 4, 2013, subject to continued employment by Mr. Kneen. The accelerated vesting provisions applicable to these awards are described below under “Potential Payments upon Termination or Change of Control.”

(4)

These stock option awards vest and become exercisable ratably in three equal annual installments on the first three anniversaries of the grant date, which was March 24, 2013, subject to continued employment by the executive officer. The accelerated vesting provisions applicable to these awards are described below under “Potential Payments upon Termination or Change of Control.”

(5)

These restricted stock awards vest and lapse their associated restrictions ratably in three equal annual installments on the first three anniversaries of March 24, 2016, subject to continued employment by the executive officer. The accelerated vesting provisions applicable to these awards are described below under “Potential Payments upon Termination or Change of Control.”

(6)

These restricted stock awards vest and lapse their associated restrictions ratably in three equal annual installments on the first three anniversaries of the grant date, which was March 24, 2015, subject to continued employment by the executive officer. The accelerated vesting provisions applicable to these awards are described below under “Potential Payments upon Termination or Change of Control.”

(7)

These restricted stock awards vest and lapse their associated restrictions ratably in three equal annual installments on the first three anniversaries of the grant date, which was March 24, 2014, subject to continued employment by the executive officer. The accelerated vesting provisions applicable to these awards are described below under “Potential Payments upon Termination or Change of Control.”

(8)

The restricted stock award granted to Ms. Muller on June 21, 2016 in connection with her appointment as our Senior Vice President, General Counsel and Secretary will become 100% vested on June 21, 2019, subject to her continued employment with us. The accelerated vesting provisions applicable to this award are described below under “Potential Payments upon Termination or Change of Control.”

(9)

The market value of unvested restricted stock reported in this column is calculated by multiplying $1.75, the closing market price per share of our Common Stock on December 30, 2016, the last trading day of 2016, by the number of unvested restricted shares as of December 31, 2016 for each restricted stock grant listed above.

2016 OPTION EXERCISES AND STOCK VESTED

The table below provides information regarding the vesting of restricted stock and the value realized by such vesting by our named executive officers during 2016. No named executive officers exercised stock options during 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Quintin V. Kneen	31,493	$193,052
James M. Mitchell	30,858	142,680
Cindy M. Muller	-	-
Samuel R. Rubio	9,924	66,834
David E. Darling	8,639	52,957

(1)

Value realized represents the closing price of our Common Stock on the date of vesting (or on the trading day immediately preceding the vesting date if the vesting date was not a trading day), multiplied by the number of restricted shares vesting on the vesting date.

2016 NONQUALIFIED DEFERRED COMPENSATION

Deferred Compensation Plan

We sponsor the DC Plan whereby participants may elect to contribute a portion of their cash compensation, which is matched by us up to a certain point, and to which we may elect to make additional discretionary contributions. Contributions are generally not taxable to the participant until distributed, which generally occurs after retirement or resignation. Participants in the DC Plan are generally our directors and senior management, including all directors and named executive officers described in this Amendment.

Although discretionary, we have elected every year since inception of the DC Plan to contribute 7.5% of a participant’s total cash compensation to the DC Plan. In addition, contributions by the participants are matched dollar-for-dollar up to 7.5% of the participant’s total cash compensation.

Employee participants may elect to contribute up to 50% of their base salary and between 10% and 100% of their annual non-equity incentive awards. The first 7.5% of compensation contributed by participants must be invested in our Common Stock, and all matching and discretionary contributions by us are made in our Common Stock. Contributions by participants in excess of 7.5% of their cash compensation can be allocated into either our Common Stock or an account in which we provide a return equivalent to the prime rate (as reported by the Federal Reserve) plus 2%. For 2016, total stockholder return on our Common Stock was a decline of 63% and the applicable interest rate provided under the DC Plan was 5.5%.

Participants are always fully vested in their contributions to the DC Plan and vest in contributions made by us pro rata over five years. Vesting in contributions made by us is accelerated upon a participant’s attainment of normal retirement age, incurrence of a disability, death or the occurrence of a change of control event. The DC Plan’s assets are available to satisfy the claims of our general creditors in the event of our bankruptcy or insolvency.

In accordance with established procedures, a participant may elect to have his account balance in the DC Plan distributed upon the earliest to occur of (i) his separation from service, (ii) a specified date, (iii) his disability, (iv) his death, or (v) the occurrence of a change of control event. The payment of all or a portion of a participant’s account may be accelerated in certain circumstances as permitted under Section 409A of the Internal Revenue Code. Benefits will be distributed in shares of our Common Stock (to the extent invested in Common Stock) or in cash (to the extent not invested in Common Stock).

Information regarding contributions, earnings and account balances of the named executive officers under the DC Plan during 2016 is provided below:

Name	Aggregate Balance at December 31, 2015	Executive Contributions in 2016(1)	Our Contributions in 2016 (2)	Aggregate Earnings in 2016(3)	Aggregate Balance at December 31, 2016(4)
Quintin V. Kneen	$213,191	$38,250	$76,500	$(165,985)	$161,956
James M. Mitchell	72,579	25,628	54,067	(66,030)	86,244
Cindy M. Muller	-	12,250	24,500	(2,710)	34,040
Samuel R. Rubio	107,260	16,745	33,491	(81,375)	76,121
David E. Darling	98,046	17,699	35,397	(74,223)	76,919

(1)	These contributions represent deferrals under the DC Plan and are included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns in the 2016 Summary Compensation Table set forth above.

(2)

These contributions represent matching and discretionary contributions made by us under the DC Plan on behalf of the named executive officers and are included in the “All Other Compensation” column of the 2016 Summary Compensation Table set forth above.

(3)

These aggregate earnings, which include interest, are included under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the 2016 Summary Compensation Table only to the extent that the rate of return is considered above-market or preferential because it exceeds a market rate specified by SEC rules, as described in footnote 4 to the 2016 Summary Compensation Table.

(4)

Includes amounts for named executive officers who participate in the DC Plan that were reported as compensation to the executive officers in the Summary Compensation Table for years prior to 2016 in the following aggregate amounts: Mr. Kneen - $1,102,128; Mr. Mitchell - $293,051; Mr. Rubio - $513,256; and Mr. Darling – $184,879.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following describes the amounts potentially payable to our named executive officers upon termination of employment under certain circumstances or if we undergo a change of control. Unless otherwise specified, the amounts set forth in this section are estimates that are based on a number of assumptions. Actual amounts payable to our named executive officers could be materially different. The following discussion is based on each named executive officer’s agreements with us, salary level and restricted stock and stock option holdings, in each case, as of December 31, 2016, and assumes the termination or change of control occurred on December 31, 2016. In addition, it assumes a price per share of our Common Stock of $1.75, which was the closing price per share on December 30, 2016, the last trading day of 2016, as reported on the NYSE.

Restricted Stock and Stock Option Awards

Pursuant to the terms of the applicable award agreements, unvested restricted stock and stock option awards become fully vested if an executive officer’s employment terminates due to retirement on or after age 65, total and permanent disability, or death or in the event the executive officer’s employment is involuntarily terminated other than for cause within 12 months following a change of control. For these purposes, (a) termination for cause means a termination of employment by us following the executive officer’s (i) breach in any material respect of any agreement with us, (ii) failure in any material respect to comply with our written policies or rules, or (iii) failure to perform assigned duties after receiving written notification of such failure from us; and (b) a change of control is generally defined in the same manner as in Mr. Kneen’s employment agreement described below. None of the named executive officers is currently eligible to terminate employment due to retirement for purposes of these awards.

Employment Agreement with Quintin V. Kneen

Under Mr. Kneen’s employment agreement, he is entitled to receive termination benefits in the event his employment terminates under certain specified conditions.

The terms “cause,” “good reason,” “retirement” and “change of control” are defined in Mr. Kneen’s employment agreement and have the meanings generally described below. You should refer to the agreement for the actual definitions.

“Cause” is defined as: (i) the willful and continued failure by the executive to substantially perform his duties; (ii) the executive being convicted of or entering a plea of nolo contendere to the charge of a felony; (iii) the commission by the executive of a material act of dishonesty or breach of trust resulting or intending to result in personal benefit or enrichment to the executive at our expense; or (iv) an unauthorized absence from employment.

“Good reason” is defined as: (i) the assignment to the executive of duties inconsistent with his position or, in connection with or within one year following a change of control, the assignment of substantially diminished duties and responsibilities or a material change in reporting responsibilities; (ii) relocation more than 75 miles from his present business address; (iii) a material breach by us of his employment agreement; or (iv) in connection with or within one year following a change of control, the giving of notice to the executive that the term of the employment agreement will not be extended.

“Retirement” is defined as the executive’s voluntary termination on or after his attainment of age 62, following which he does not become employed by any entity engaged in the same or similar line of business.

“Change of control” generally means that: (i) the majority of the Board of Directors consists of individuals other than those serving as of the date of the named executive’s employment agreement or those that were elected by at least 50% of the directors serving as of that date; (ii) there has been a merger or other business combination or a sale of all or substantially all of our assets, in each case, in which at least 50% of the combined post-merger voting power of the surviving entity does not consist of our pre-merger voting power; (iii) at least 20% of our Common Stock has been acquired by one person or persons acting as a group; or (iv) we are liquidated.

If Mr. Kneen’s employment is terminated due to his retirement, then, until he becomes eligible for Medicare, we will continue to provide him and his family medical benefits at least equal to those he would have been provided if his employment had not terminated. Mr. Kneen is not currently eligible to terminate employment due to retirement under his employment agreement.

If Mr. Kneen’s employment is terminated by him for “good reason” or is terminated without “cause” by us, either during the term of his agreement or during a “change of control” period, defined as the period beginning on the six month anniversary of a change of control and ending on the twelve month anniversary of a change of control, he will be entitled to receive: (i) a pro-rata bonus equal to the annual non-equity incentive award paid for the prior year multiplied by a fraction, the numerator of which is the number of days during the calendar year until the date of termination, and the denominator of which is 365, (ii) an amount equal to two times the sum of his annual base salary as then in effect and the annual non-equity incentive award paid for the prior year, (iii) full accelerated vesting of all outstanding stock options and restricted stock not then vested or exercisable, (iv) continued medical and other welfare benefit plan coverage through the end of the term of the employment agreement, (v) an amount equal to the undiscounted value of employer contributions to the 401(k) plan and the DC Plan that would have been made on Mr. Kneen’s behalf during the two year period following the termination date, and (vi) reimbursement for up to six months for reasonable expenses related to outplacement services. These payments are subject to Mr. Kneen’s execution and delivery of a comprehensive release of claims agreement in favor of the Company. Mr. Kneen will also receive his annual base salary through the date of termination, any compensation he is owed pursuant to the terms and conditions of our retirement and other benefit plans, and any accrued vacation pay.

If any payment or distribution to Mr. Kneen would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, or any successor provision thereto, or any interest or penalties are incurred by him for the excise tax imposed on golden parachute payments made in connection with a change of control, then he is entitled to receive an additional payment, or a Gross-Up Payment, in an amount such that after payment of all taxes (including any interest or penalties imposed), including any income taxes (and any interest and penalties imposed with respect thereto) and any excise tax imposed upon the Gross-Up Payment, he retains an amount of the Gross-Up Payment equal to the excise tax imposed upon the payments.

Mr. Kneen is subject to certain confidentiality and non-solicitation restrictions under the employment agreement. The confidentiality requirements are perpetual while the non-solicitation restrictions apply for one year following termination of employment.

Employment and Change of Control Agreements with James M. Mitchell

Under the employment agreement with Mr. Mitchell, he is entitled to receive termination benefits in the event employment terminates under certain specified conditions.

If his employment is terminated by him for “good reason” or is terminated without “cause” by us, he will be entitled to receive: (i) a pro-rata bonus equal to the annual non-equity incentive award paid for the prior year multiplied by a fraction, the numerator of which is the number of days during the calendar year until the date of termination, and the denominator of which is 365, (ii) an amount equal to two times his annual base salary as then in effect, (iii) full accelerated vesting of all outstanding stock options and restricted stock not then vested or exercisable, (iv) an amount equal to the undiscounted value of employer contributions to the 401(k) plan and the DC Plan that would have been made on the executive officer’s behalf during the one year period following the termination date, (v) reimbursement for up to six months for reasonable expenses related to outplacement services (not to exceed $20,000) and (vi) an amount equal to 12 times the monthly COBRA premium amount for group medical continuation coverage for him and his eligible dependents. These payments are also due to Mr. Mitchell if his employment is terminated due to his disability and are subject to his execution and delivery of a comprehensive release of claims agreement in favor of the Company. He will also receive his annual base salary through the date of termination, any compensation he is owed pursuant to the terms and conditions of our retirement and other benefit plans, and any accrued vacation pay.

Mr. Mitchell is subject to certain confidentiality, noncompetition and non-solicitation restrictions under his employment agreement. The confidentiality requirements are perpetual while the non-competition and non-solicitation restrictions apply for one year following termination of employment.

The terms “cause” and “good reason” for purposes of the employment agreement with Mr. Mitchell generally have the same meanings as described above for Mr. Kneen’s employment agreement, except that “good reason” means only a material breach of the employment agreement by us.

Mr. Mitchell also has a change of control agreement with us that provides certain payments and benefits if employment is terminated without “cause” or for “good reason” within one year following “change of control.” Consistent with Board policy, Mr. Mitchell’s change of control agreement does not include any Gross-Up Payments related to potential golden parachute payments in connection with a change of control.

The terms “cause,” “good reason,” and “change of control” are defined in the change of control agreement and have the meanings generally described below. You should refer to the change of control agreement for the actual definitions.

“Good reason” is defined as: (i) a substantial diminution of duties or responsibilities as compared to the duties and responsibilities immediately prior to a change of control or a material change in reporting responsibilities, titles or offices as in effect immediately prior to a change of control; (ii) a reduction of annual base salary and compensation, except for across-the-board reductions; (iii) relocation more than 50 miles from his present business address immediately prior to a change of control; or (iv) failure by us to continue compensation plans or benefits substantially similar to those immediately prior to a change of control.

“Cause” is defined as: (i) the willful and continued failure by the executive to perform his duties; or (ii) the willful engaging by the executive in conduct which is demonstrably and materially injurious to us.

“Change of control” has the same definition as in Mr. Kneen’s employment agreement.

If Mr. Mitchell’s employment terminates as described above under the change of control agreement, he will be entitled to receive: (i) a pro-rata bonus equal to the annual non-equity incentive award paid for the prior year multiplied by a fraction, the numerator of which is the number of days during the calendar year until the date of termination, and the denominator of which is 365, (ii) an amount equal to two times his annual base salary (as in effect immediately prior to the change of control, the first occurrence of a “good reason” event or his termination of employment, whichever is greatest), (iii) full accelerated vesting of all outstanding stock options and restricted stock not then vested or exercisable, (iv) an amount equal to the undiscounted value of employer contributions to the 401(k) plan and the DC Plan that would have been made on his behalf during the two year period following the termination date, (v) reimbursement for up to six months for reasonable expenses related to outplacement services, and (vi) an amount equal to 12 times the monthly COBRA premium amount for group medical continuation coverage for the executive officer and his eligible dependents. He will also receive his annual base salary through the date of termination, any compensation he is owed pursuant to the terms and conditions of our retirement and other benefit plans, and any accrued vacation pay.

Severance Protection Agreements

On April 6, 2016, the Company entered into a Severance Protection Agreement, or Severance Agreement, with each of Messrs. Rubio and Darling.

Each Severance Agreement has a term of two years and provides for the following severance benefits in the event that the executive incurs an Involuntary Termination of Employment during the term of the Severance Agreement:

•

the Company will pay the executive, at the time specified in the Severance Agreement, an amount equal to two times the executive’s Base Compensation (as defined in the Severance Agreement) in effect immediately prior to the Involuntary Termination of Employment (or, if greater, two times the executive’s Base Compensation in effect immediately prior to March 15, 2015); and

•

all risk of forfeiture and transferability restrictions applicable to the executive’s then outstanding restricted stock awards granted by the Company will lapse, and the executive will have a fully vested and transferable interest in the executive’s then outstanding restricted stock awards granted by the Company, immediately prior to the Involuntary Termination of Employment.

An Involuntary Termination of Employment means the complete severance of the executive’s employment relationship with the Company (i) because the executive’s position is eliminated, (ii) because the executive and the Company agree to the executive’s resignation of his position at the request of the Company, (iii) because the Company terminates the executive’s employment with the Company without Cause (as defined in the Severance Agreement), or (iv) for any other reason which is deemed an Involuntary Termination by the Company. An Involuntary Termination does not include (a) a termination of employment for Cause, (b) a transfer of employment within the Company or a transfer of employment to a venture or entity in which the Company has any equity interest, (c) a temporary absence, such as a Family and Medical Leave Act leave or a temporary layoff in which the executive retains entitlement to re-employment, (d) the executive’s death, Disability (as defined in the Severance Agreement) or retirement or (e) a voluntary termination of employment by the executive (other than a resignation at the request of the Company).

The executive’s right to receive any of the severance benefits described above is contingent upon the executive’s execution of a general release of claims against the Company and the other parties identified in the Severance Agreement. The Severance Agreement also contains covenants in favor of the Company regarding confidential information and non-solicitation of certain customers and employees.

Change of Control Agreement with Cindy M. Muller

On March 17, 2017, we entered into a Change of Control Agreement with Ms. Muller, which we refer to as the Change of Control Agreement. In the event that Ms. Muller’s employment is terminated during the term of the Change of Control Agreement without “Cause,” or Ms. Muller terminates employment for “Good Reason” after a “Change of Control” occurs or, in certain circumstances, in connection with an anticipated Change of Control (in each case as such terms are defined in the Change of Control Agreement), Ms. Muller will be entitled to receive payment of the following amounts and benefits:

●	accrued salary and vacation through the date of termination;
●	an amount equal to 2.0 times Ms. Muller’s highest annual salary; and
●	immediate vesting of all unvested stock options and restricted stock.

The Change of Control Agreement only addresses the terms of employment and compensation in the event of a termination of employment in connection with a Change of Control of the Company and not as a result of termination unrelated to such a Change of Control, and is intended to provide an appropriate retention incentive while balancing the value to the Company of such retention during a Change of Control transition period. The term of the Change of Control Agreement expires on December 31, 2018 or, if a Change of Control has occurred by such date, one year after the date of such Change of Control.

Severance Benefits Policy

Ms. Muller does not have an employment agreement or severance agreement with us. Instead, her right to payments and benefits upon a termination or change of control are governed by our Severance Benefits Policy applicable to all our employees generally, in addition to her rights under the Change of Control Agreement. An employee is eligible for severance benefits under the policy if he or she is terminated due to a reduction in our work force, elimination of the job or position, an insufficient aptitude for continued employment not attributable to any willful cause, or a sale, merger or change of control of the Company. The amount of severance pay received is based on the employee’s years of continuous service. When an employee is laid off due to a reduction in work force, the employee will receive (i) two weeks of pay in lieu of notice if advance notification is not possible, and (ii) two weeks of pay per year of service, subject to a minimum of four weeks and a maximum of 26 weeks or two times the employee’s annual compensation for the prior year (if less). If an employee is terminated within nine months following a change of control for any reason other than resignation or for cause, the employee will receive (i) four weeks of pay in lieu of notice if advance notification is not possible, and (ii) three weeks of pay per year of service, subject to a stated minimum number of weeks based on employment category and a maximum of 52 weeks. Outplacement services are provided in the discretion of the Company, medical and basic life insurance coverage will continue for 90 days following termination, and pay will be received for vacation earned but not taken. For purposes of the policy, “change of control” has the same meaning as in the employment agreements described above.

Quantification of Payments

The table below reflects the estimated amounts potentially payable to each of our current executive officers upon termination of employment under certain circumstances or if we undergo a change of control, in each case as of December 31, 2016. The amounts set forth in this table are estimates that are based on a number of assumptions, and actual amounts payable to these executive officers could be materially different. The actual amounts to be paid to the named executive officers can only be determined at the time of each executive’s separation from the Company.

The amounts of potential future payments and benefits as set forth in the tables below, and the descriptions of the assumptions upon which such future payments and benefits are based and derived, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are estimates of payments and benefits to certain of our executives upon their termination of employment or a change in control, and actual payments and benefits may vary materially from these estimates. Actual amounts can only be determined at the time of such executive’s actual separation from our Company or the time of such change in control event. Factors that could affect these amounts and assumptions include, among others, the timing during the year of any such event, our Company’s stock price, unforeseen future changes in our Company’s benefits and compensation methodology, the age of the executive and the circumstances of the executive’s termination of employment.

Name	Termination by Executive for Good Reason	Termination without Cause(3)	Termination in Connection with a Change of Control	Termination Due to Death or Disability
Quintin V. Kneen
Cash Severance(1)	$1,020,000	$1,020,000	$1,020,000	$-
Other Benefits(2)	207,231	207,231	207,231	39,231
Restricted Stock	414,216	414,216	414,216	414,216
Total	1,641,447	1,641,447	1,641,447	453,447
James M. Mitchell
Cash Severance(1)	608,400	608,400	608,400	608,400
Other Benefits(2)	163,609	163,609	163,609	23,400
Restricted Stock	230,099	230,099	230,099	272,985
Total	1,002,108	1,002,108	1,002,108	904,785
Cindy M. Muller
Cash Severance(1)	-	32,308	624,615	-
Restricted Stock	-	17,500	17,500	17,500
Total	-	49,808	642,115	17,500
Samuel R. Rubio
Cash Severance(1)	-	446,538	446,538	-
Restricted Stock	-	131,003	131,003	131,003
Total	-	577,541	577,541	131,003
David E. Darling
Cash Severance(1)	-	470,960	470,960	-
Restricted Stock	-	126,476	126,476	126,476
Total	-	597,436	597,436	126,476

(1)

“Cash Severance” amounts include amounts of base salary or bonus received in connection with a termination event, including any pro-rata bonus amounts received. With respect to Ms. Muller, such amounts assume the maximum amount payable in lieu of notice if advance notification is not possible under the Severance Benefits Policy.

(2)

“Other Benefits” include, as applicable to the stated circumstances and specified in the narratives above with respect to each named executive officer, (a) continued medical coverage (based on assumptions used for financial reporting purposes under U.S. generally accepted accounting principles) or cash payments equal to certain COBRA premiums, (b) reimbursement for outplacement services, (c) accrued vacation amounts, (d) the undiscounted value of employer contributions to the DC Plan that would have been made on the executive officer’s behalf, and (e) the value of accelerated vesting under the DC Plan.

(3)

For each named executive officer, reflects accelerated vesting of accounts under the DC Plan due to death or disability. In addition, for Mr. Mitchell only, reflects the same payments and benefits reported in the “Termination without Cause” column as provided in Mr. Mitchell’s employment agreement. These payments and benefits are only provided to Mr. Mitchell in the event of his termination due to disability and would not be provided upon his death.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

The table below provides information relating to our equity compensation plans, all of which have been approved by our stockholders, as of December 31, 2016:

Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding Securities Reflected in First Column)(2)

815,484(1)	$27.69	864,043

(1)	Includes 603,465 shares in which contributions made under the DC Plan are deemed invested (there is no weighted average exercise price with regard to the DC Plan shares).

(2)

Represents the number of shares available for future issuance under our equity compensation plans as of December 31, 2016 and is comprised of 54,537 shares remaining available under our 2011 Director Plan and 360,438 shares remaining available under our 2014 Omnibus Plan. Also includes 449,268 shares remaining available for issuance under our ESPP as of December 31, 2016.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information for each person who, as of April 27, 2017, was known by us to be the beneficial owner of more than 5% of the outstanding Common Stock:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Raging Capital Management, LLC (2) William C. Martin Ten Princeton Avenue P.O. Box 228 Rocky Hill, NJ 08553	5,133,155	19.0%
FMR LLC (3) 245 Summer Street Boston, MA 02210	3,244,530	12.0%
Dimensional Fund Advisors LP (4) Building One 6300 Bee Cave Road Austin, TX 78746	1,355,629	5.0%

(1)	Unless otherwise indicated, to our knowledge, the persons listed have sole voting and investment power with respect to their shares of Common Stock as of the date indicated in the footnotes below.

(2)

The information shown was obtained from the Schedule 13D filed with the SEC by Raging Capital Offshore Fund, Ltd., a Cayman Islands exempted company, or Raging Capital Offshore Fund, Raging Capital Fund (QP), LP, a Delaware limited partnership, or Raging Capital Fund QP, and, together with Raging Capital Offshore Fund, the Raging Funds, Raging Capital Management, LLC, a Delaware limited liability company, or Raging Capital, and William C. Martin on November 23, 2015, as amended by the Schedule 13D/A filed by such reporting persons on December 9, 2015, the Schedule 13D/A filed by such reporting persons on November 28, 2016 and the Schedule 13D/A filed by such reporting persons on March 7, 2017. Raging Capital is the Investment Manager of each of the Raging Funds. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital. By virtue of these relationships, each of Raging Capital and William C. Martin may be deemed to beneficially own the shares directly owned by each of the Raging Funds. In the Schedule 13D/A filed on December 9, 2015, Raging Capital and William C. Martin each reported shared voting power and shared dispositive power with respect to 5,113,155 shares and sole voting and dispositive power with respect to no shares of Common Stock; Raging Capital Offshore Fund reported shared voting power and shared dispositive power with respect to 1,582,849 shares and sole voting and dispositive power with respect to no shares of Common Stock; and Raging Capital Fund QP reported shared voting power and shared dispositive power with respect to 3,530,306 shares and sole voting and dispositive power with respect to no shares of Common Stock. In addition, the Schedule 13D/A filed on March 7, 2017 reported sole voting power and sole dispositive power on the part of William C. Martin with respect to 20,000 additional shares of Common Stock.

(3)

The information shown was obtained from the Schedule 13G/A filed with the SEC by FMR LLC, Abigail P. Johnson and Fidelity Series Intrinsic Opportunities Fund on February 14, 2017, which reported that FMR LLC has sole voting power with respect to 75,800 of such shares, Abigail P. Johnson has sole voting power with respect to none of such shares and Fidelity Series Intrinsic Opportunities Fund has sole voting power with respect to 2,514,000 of such shares and sole dispositive power with respect to none of such shares. The Schedule 13G/A further states that members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(4)

The information shown was obtained from the Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP on February 9, 2017. Dimensional Fund Advisors LP reported that it has sole voting power with respect to 1,284,162 of such shares.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of April 27, 2017, the number and percentage of shares of Common Stock beneficially owned by each of our directors and director nominees, each executive officer named in the 2016 Summary Compensation Table above, and all directors and executive officers as a group. Except as otherwise noted, the named beneficial owner has sole voting power and sole investment power with respect to the shares of Common Stock shown below.

Name	Common Stock Subject to Restricted Stock Awards(1)	Common Stock Subject to Currently Exercisable Options(2)	Other Common Stock Beneficially Owned		Units Equivalent to Common Stock Beneficially Owned(3)	Total Common Stock Beneficially Owned	Percent of Class(4)
Peter I. Bijur	28,248	-	55,605		50,895	134,748	*
David J. Butters	28,248	-	573,217	(5)	54,808	656,273	2.43%
Brian R. Ford	28,248	-	28,705		11,988	68,941	*
Sheldon S. Gordon	28,248	-	68,791		72,299	169,338	*
Steven W. Kohlhagen	28,248	-	25,059		10,169	63,476	*
Rex C. Ross	28,248	-	32,804	(6)	51,217	112,269	*
Charles K.Valutas	28,248	-	16,109		10,042	54,399	*
Quintin V. Kneen	147,062	103,553	142,050		150,500	543,165	2.01%
James M. Mitchell	81,998	30,902	59,424		68,874	241,198	*
Cindy Muller	10,000	-	-		9,077	19,077	*
Samuel R. Rubio	42,793	5,714	49,075		43,496	141,078	*
David E. Darling	41,204	15,178	27,547		41,999	125,928	*
All directors and	520,793	155,347	1,078,386		575,364	2,329,890	8.6%
executive officers as a group (12 individuals)	* Less than 1%

(1)

Includes shares of our Common Stock held for our directors and executive officers pursuant to restricted stock awards issued under our various incentive plans. The beneficial owner has sole voting power and no investment power with respect to these shares during the restriction period.

(2)

Includes shares of our Common Stock issuable upon exercise of stock options that are currently exercisable and that will become exercisable within 60 days of April 27, 2017 issued under our various incentive plans. The beneficial owner has no voting or investment power over these shares prior to exercising such options.

(3)

Includes shares of our Common Stock held for our directors and executive officers under the GulfMark Offshore, Inc. Deferred Compensation Plan that have vested or will vest within 60 days of April 27, 2017.

(4)	Percentage based solely on Total Common Stock Beneficially Owned.

(5)	Includes 80,400 shares beneficially owned by Mr. Butters’ wife, and with respect to which shares Mr. Butters has shared voting and dispositive power.

(6)	Includes 13,100 of our Common Stock owned by trusts of which Mr. Ross is trustee.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Approval of Related Person Transactions

Our Audit Committee is responsible for reviewing and approving the terms and conditions of all proposed transactions between us, any of our officers or directors, or relatives or affiliates of any such officers or directors, to determine whether any such related-party transaction is fair and is in our overall best interest. There have been no related-party transactions since January 1, 2016 to report in this Amendment.

Board Independence

Our Board has determined that all seven of our current non-management directors qualify as “independent” directors under the NYSE corporate governance rules and that each member of the Audit Committee qualifies as “independent” under Rule 10A-3 of the Exchange Act. Each of our seven non-management directors is also a “non-employee director” as defined under Exchange Act Rule 16b-3 and an “outside director” as defined in Section 162(m) of the Internal Revenue Code.

In accordance with the independence requirements under the NYSE rules, our Board affirmatively determined that all seven non-management directors had no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). A director is not independent under the NYSE listing standards applicable to us if:

•	the director was employed by us within the preceding three years;

•	an immediate family member of the director was an executive officer for us within the preceding three years;

•

the director or an immediate family member of the director received from us more than $120,000 per year, within the preceding three years, in direct compensation, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such service is not contingent in any way on continued service);

•

the director was affiliated with or employed by, or an immediate family member of the director was affiliated with or employed in a professional capacity by, a present or former internal or external auditor of us, within the preceding three years;

•

the director or an immediate family member of the director was employed, within the preceding three years, as an executive officer of another company where any of our present executives serve or served on that company’s compensation committee; or

•

the director is a current employee, or an immediate family member of the director is a current executive officer, of a company that has made payments to or received payments from us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues.

Our Board does not consider a material relationship that would impair a director’s independence to exist solely due to the fact that a director is an executive officer of, or beneficially owns in excess of a 10% equity interest in, another company:

•	that does business with us, and the amount of the annual payments to us is less than five percent of our annual consolidated gross revenues, or $200,000, whichever is more;

•	that does business with us, and the amount of the annual payments by us to such other company is less than five percent of our annual consolidated gross revenues, or $200,000, whichever is more; or

•	to which we were indebted at the end of its last fiscal year in an aggregate amount that is less than five percent of our consolidated assets.

For relationships not covered by the guidelines in the immediately preceding paragraph, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, is made by our Board members who satisfy the independence guidelines described above.

ITEM 14. Principal Accountant Fees and Services

Independent Public Accountant Fees and Services

Audit fees billed for the last two years for professional services rendered by KPMG LLP in 2016 and in 2015 are set forth on the table below:

	Year Ended December 31,
	2016	2015
Audit Fees(1)	$1,295,825	$1,188,806
Audit-Related Fees(2)	75,382	80,928
Tax Fees(3)	-	151,196
Other(4)	54,698	65,126
Total	$1,425,905	$1,486,056

(1)

Relates to services rendered in connection with auditing our annual consolidated financial statements and our internal controls over financial reporting for each applicable year and reviewing our quarterly financial statements. Also, includes services rendered in connection with statutory audits and financial statement audits of our subsidiaries and expenses.

(2)	Relates to audit support services including foreign entity equity transactions, dividends and marine certifications and the 401(k) plan audit.

(3)	Relates to tax compliance services including preparation of federal and state tax returns and certain foreign entity tax returns.

(4)	Relates to statutory reporting and organizational matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee approves all audit and tax services provided by our independent auditor prior to the engagement of the independent auditor with respect to such services. The Audit Committee’s pre-approval policy provides for pre-approval of specifically described audit related and other services by the Chairman of the Audit Committee with respect to the permitted services. None of the services described above were approved by the Audit Committee under the de minimis exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The financial statements required to be filed in our Annual Report on Form 10-K are included in the Original Filing. The exhibits filed with this Amendment are identified in the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc.

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 1, 2017

EXHIBIT INDEX

Exhibit	Description	Filed Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

3.2	Bylaws, as amended	Exhibit 3.1 to our current report on Form 8-K filed on March 22, 2017

4.1	Description of GulfMark Offshore, Inc. Common Stock	Exhibit 4.1 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

4.2	Form of U.S. Citizen Stock Certificate	Exhibit 4.2 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

4.3	Form of Non-U.S. Citizen Stock Certificate	Exhibit 4.3 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

4.4	Indenture, dated as of March 12, 2012, between GulfMark Offshore, Inc., as issuer, and U.S. Bank National Association, as trustee, including a form of the Company’s 6.375% Senior Notes due 2022	Exhibit 4.1 to our current report on Form 8-K filed on March 12, 2012 (SEC File No. 001-33607)

4.5	See Exhibit No. 3.1 for provisions of the Certificate of Incorporation and Exhibit 3.2 for provisions of the Bylaws defining the rights of the holders of Common Stock	Exhibits 3.1 and 3.2 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

10.1	GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit A to our Proxy Statement on Form DEF 14A filed on April 30, 2010 (SEC File No. 001-33607)

10.2	Amendment No. 1 to the GulfMark Offshore, Inc. 2010 Omnibus Equity Incentive Plan*	Exhibit 10.2 to our current report on Form 8-K filed on June 11, 2010 (SEC File No. 001-33607)

10.3	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.3 to our current report on Form 8-K filed on June 11, 2010 (SEC File No. 001-33607)

10.4	Form of Notice of Restricted Stock Award and Form of Restricted Stock Agreement (2010 Omnibus Equity Incentive Plan)*	Exhibit 10.4 to our current report on Form 8-K filed on June 11, 2010 (SEC File No. 001-33607)

10.5	GulfMark Offshore, Inc. Amended and Restated 2014 Omnibus Equity Incentive Plan*	Exhibit A attached to our definitive proxy statement on Schedule 14A filed on April 27, 2016

10.6	Form of Notice of Stock Option Award and Form of Stock Option Agreement (2014 Omnibus Equity Incentive Plan).*	Exhibit 10.2 to our current report on Form 8-K filed on June 5, 2014

10.7	Form of Notice of Restricted Stock Option Award and Form of Restricted Stock Option Agreement (2014 Omnibus Equity Incentive Plan).*	Exhibit 10.3 to our current report on Form 8-K filed on June 5, 2014

10.8	GulfMark Offshore, Inc. Deferred Compensation Plan *	Appendix C to our definitive proxy statement filed on April 29, 2011 (SEC File No. 001-33607)

10.9	GulfMark Offshore, Inc. Amended and Restated 2011 Non-Employee Director Share Incentive Plan *	Exhibit B attached to our definitive proxy statement on Schedule 14A filed on April 27, 2016

10.10	GulfMark Offshore, Inc. Amended and Restated 2011 Employee Stock Purchase Plan*	Exhibit C attached to our definitive proxy statement on Schedule 14A filed on April 27, 2016

10.11	Employment Agreement, dated October 14, 2009, between GulfMark Americas, Inc. and Quintin V. Kneen*	Exhibit 10.3 to our current report on Form 8-K filed on October 19, 2009 (SEC File No. 001-33607)

10.12	Employment Agreement, dated May 30, 2013, between James M. Mitchell and GulfMark Offshore, Inc. *	Exhibit 10.1 to our current report on Form 8-K filed on June 4, 2013

10.13	Change of Control Agreement, dated May 30, 2013, between James M. Mitchell and GulfMark Offshore, Inc. *	Exhibit 10.2 to our current report on Form 8-K filed on June 4, 2013

10.14	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001*	Exhibit 10.6 to our current report on Form 8-K filed on October 19, 2009 (SEC File No. 001-33607)

10.15	Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009*	Exhibit 10.7 to our current report on Form 8-K filed on October 19, 2009 (SEC File No. 001-33607)

10.16	Form of Indemnification Agreement*	Exhibit 10.2 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

10.17	Letter agreement between Quintin V. Kneen and GulfMark Offshore, Inc. dated March 23, 2015*	Exhibit 10.1 to our current report on Form 8-K filed on March 26, 2015

10.18	Letter agreement between James M. Mitchell and GulfMark Offshore, Inc. dated March 23, 2015*	Exhibit 10.2 to our current report on Form 8-K filed on March 26, 2015

10.19	Letter Agreement, dated October 23, 2015, between David B. Rosenwasser and GulfMark Offshore, Inc. *	Exhibit 10.19 to Annual Report on Form 10-K filed on February 29, 2016

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

Exhibit 10.3 to our quarterly report on Form 10-Q filed on July 27, 2016

10.34	Securities Purchase Agreement dated November 23, 2016 by and among GulfMark Offshore, Inc., MFP Partners, L.P. and Franklin Mutual Advisers, LLC.	Exhibit 10.1 to our current report on Form 8-K filed on November 23, 2016

10.35	Voting Agreement dated November 23, 2016 by and among GulfMark Offshore, Inc., Raging Capital Management, LLC and the other parties signatory thereto.	Exhibit 10.2 to our current report on Form 8-K filed on November 23, 2016

10.36	Tender Support Agreement dated November 23, 2016 by and between GulfMark Offshore, Inc. and Raging Capital Management, LLC.	Exhibit 10.3 to our current report on Form 8-K filed on November 23, 2016

10.37	Amendment No. 1 to Securities Purchase Agreement, dated December 15, 2016, by and among GulfMark Offshore, Inc., MFP Partners, L.P. and Franklin Mutual Advisers, LLC.	Exhibit 10.1 to our current report on Form 8-K filed on December 16, 2016

10.38	Agreement dated March 8, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the Lenders	Exhibit 10.1 to our current report on Form 8-K filed on March 14, 2017

10.39	Support Agreement dated March 14, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and DNB Bank ASA, as agent for the Lenders	Previously filed as an exhibit to the Original Filing

12.1	Computation of Ratio of Earnings to Fixed Charges	Previously filed as an exhibit to the Original Filing

21.1	Subsidiaries of GulfMark Offshore, Inc.	Previously filed as an exhibit to the Original Filing

23.1	Consent of KPMG LLP	Previously filed as an exhibit to the Original Filing

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Previously furnished as an exhibit to the Original Filing

32.2	Section 906 Certification furnished for J.M. Mitchell	Previously furnished as an exhibit to the Original Filing

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

Previously submitted as an exhibit to the Original Filing
* Management contracts or compensatory plans or arrangements.