Form 10-Q
period 2017-03-31
GULFMARK OFFSHORE INC
filed 2017-05-10
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated Filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of May 9, 2017: 27,149,480.

GulfMark Offshore, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

●	our ability to continue as a going concern;
●	the potential need to seek bankruptcy protection;
●	covenant compliance and availability of borrowings under our revolving credit facilities;
●	financing plans, any potential debt restructuring or refinancing and access to sources of liquidity;
●	the entry into and terms of any potential restructuring support agreement, backstop commitment agreement or other agreement relating to a potential restructuring;
●	tax planning;
●	market conditions and the effect of such conditions on our future results of operations;
●	demand for marine supply and transportation services;
●	supply of vessels and companies providing services;
●	future capital expenditures and budgets for capital and other expenditures;
●	sources and uses of and requirements for financial resources;
●	market outlook;
●	operations outside the United States;
●	contractual obligations;
●	cash flows and contract backlog;
●	timing and cost of completion of vessel upgrades, construction projects and other capital projects;
●	asset impairments and impairment evaluations;
●	assets held for sale;
●	business strategy;
●	growth opportunities;
●	competitive position;
●	expected financial position;
●	interest rate and foreign exchange risk;
●	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
●	timing and duration of required regulatory inspections for our vessels;
●	plans and objectives of management;
●	effective date and performance of contracts;
●	outcomes of legal proceedings;

●	compliance with applicable laws;
●	declaration and payment of dividends; and
●	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to certain risks, uncertainties and assumptions, many of which are beyond our control, which could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. It should be understood that it is not possible to predict or identify all risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, among others, the following:

●	the risk factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A of this report;
●	operational risk;
●	significant and sustained or additional declines in oil and natural gas prices;
●	sustained weakening of demand for our services;
●	general economic and business conditions;
●	the business opportunities that may be presented to and pursued or rejected by us;
●	insufficient access to sources of liquidity;
●	changes in law or regulations including, without limitation, changes in tax laws;
●	fewer than anticipated deepwater and ultra-deepwater drilling units operating in the Gulf of Mexico, the North Sea, offshore Southeast Asia or in other regions in which we operate;
●	unanticipated difficulty in effectively competing in or operating in international markets;
●	the level of fleet additions by us and our competitors that could result in overcapacity in the markets in which we compete;
●	advances in exploration and development technology;
●	dependence on the oil and natural gas industry;
●	drydocking delays or cost overruns on construction projects or insolvency of shipbuilders;
●	inability to accurately predict vessel utilization levels and day rates;
●	lack of shipyard or equipment availability;
●	unanticipated customer suspensions, cancellations, rate reductions or non-renewals;
●	uncertainty caused by the ability of customers to cancel some long-term contracts for convenience;
●	further reductions in capital expenditure budgets by customers;
●	ongoing capital expenditure requirements;
●	uncertainties surrounding deepwater permitting and exploration and development activities;
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
●

risks relating to leverage, including potential difficulty in maintaining compliance with covenants in our material debt or other obligations or in obtaining covenant relief from lenders or other contract parties;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,141	$8,822
Trade accounts receivable, net of allowance for doubtful accounts of $3,048 and $2,482, respectively	18,916	22,043
Other accounts receivable	8,828	7,650
Inventory	7,442	7,465
Prepaid expenses	6,189	3,799
Other current assets	1,837	3,110
Total current assets	71,353	52,889

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $479,146 and $468,817, respectively	1,001,788	970,522
Construction in progress	1,367	24,698
Deferred costs and other assets	2,063	5,794
Total assets	$1,076,571	$1,053,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$546,044	$483,326
Accounts payable	10,204	11,666
Income and other taxes payable	2,991	3,678
Accrued personnel costs	10,224	9,109
Accrued interest expense	15,367	8,163
Other accrued liabilities	6,313	9,305
Total current liabilities	591,143	525,247

Long-term income taxes:
Deferred income tax liabilities	124,300	58,094
Other income taxes payable	18,680	17,768
Other liabilities	3,008	3,173
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 29,080 and 29,104 shares issued and 27,021 and 27,122 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	287	278
Additional paid-in capital	409,346	411,983
Retained earnings	122,322	241,207
Accumulated other comprehensive income (loss)	(141,836)	(148,402)
Treasury stock, at cost	(59,874)	(64,580)
Deferred compensation expense	9,195	9,135
Total stockholders' equity	339,440	449,621
Total liabilities and stockholders' equity	$1,076,571	$1,053,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenue	$24,359	$38,794
Costs and expenses:
Direct operating expenses	19,175	23,735
Drydock expense	2,902	827
General and administrative expenses	15,431	9,788
Depreciation and amortization	13,570	16,039
Impairment charges	-	116,657
Loss on sale of assets and other	5,273	4
Total costs and expenses	56,351	167,050
Operating loss	(31,992)	(128,256)
Other income (expense):
Interest expense	(18,436)	(8,397)
Interest income	7	40
Gain on extinguishment of debt	-	10,120
Foreign currency gain (loss) and other	(187)	(44)
Total other income (expense)	(18,616)	1,719
Loss before income taxes	(50,608)	(126,537)
Income tax (expense) benefit	(74,207)	35,355
Net loss	$(124,815)	$(91,182)
Net loss per share:
Basic	$(4.93)	$(3.66)
Diluted	$(4.93)	$(3.66)
Weighted average shares outstanding:
Basic	25,300	24,893
Diluted	25,300	24,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(124,815)	$(91,182)
Comprehensive income:
Foreign currency translation gain	6,566	3,258
Total comprehensive loss	$(118,249)	$(87,924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017

(In thousands)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2016	$278	$411,983	$241,207	$(148,402)	(2,586)	$(64,580)	$9,135	$449,621
Net loss	-	-	(124,815)	-	-	-	-	(124,815)
Issuance of common stock and other	9	2,100	-	-	-	-	-	2,109
Treasury stock	-	-	-	-	6	4,766	-	4,766
Deferred compensation plan	-	(4,737)	-	-	(94)	(60)	60	(4,737)
Stock compensation tax adjustment	-	-	5,930	-	-	-	-	5,930
Translation adjustment	-	-	-	6,566	-	-	-	6,566
Balance at March 31, 2017	$287	$409,346	$122,322	$(141,836)	(2,674)	$(59,874)	$9,195	$339,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(124,815)	$(91,182)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,570	16,039
Loss on sale of assets	5,273	-
Amortization of stock-based compensation	1,112	1,498
Amortization and write-off of deferred financing costs	10,283	806
Impairment	-	116,657
Provision for doubtful accounts receivable, net of write-offs	546	23
Gain on extinguishment of debt	-	(10,120)
Deferred income tax expense (benefit)	73,216	(35,624)
Foreign currency transaction (gain) loss	298	(223)
Change in operating assets and liabilities:
Accounts receivable	1,558	12,859
Prepaids and other	(1,009)	659
Accounts payable	(1,535)	2,573
Other accrued liabilities and other	10,126	(13,865)
Net cash (used in) provided by operating activities	(11,377)	100
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(24,377)	(7,200)
Proceeds from disposition of vessels and equipment	3,000	29
Net cash used in investing activities	(21,377)	(7,171)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	58,468	15,000
Repayments of borrowings under revolving loan facility	(2,000)	-
Repayment of Senior Notes	-	(9,880)
Debt issuance costs	(4,299)	(769)
Proceeds from issuance of stock	-	121
Net cash provided by financing activities	52,169	4,472
Effect of exchange rate changes on cash	(96)	329
Net increase (decrease) in cash and cash equivalents	19,319	(2,270)
Cash and cash equivalents at beginning of period	8,822	21,939
Cash and cash equivalents at end of period	$28,141	$19,669
Supplemental cash flow information:
Interest paid, net of interest capitalized	$756	$15,353
Income taxes paid, net	613	449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)	GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

(2) STATUS OF DISCUSSIONS WITH LENDERS AND NOTEHOLDERS

We continued to incur significant losses from operations and had negative cash flows from operating activities for the quarter ended March 31, 2017. We expect to continue to incur losses from operations and generate negative cash flows from our operating activities. These expectations and other liquidity risks described in this report raise substantial doubt about whether we will be able to meet our obligations as they become due within one year after the date of this report.

We are highly leveraged and had approximately $546.0 million of debt as of March 31, 2017, including $429.6 million outstanding under our unsecured 6.375% senior notes due 2022, or Senior Notes, $72.0 million outstanding under our secured Multicurrency Facility Agreement, dated as of September 26, 2014, as amended, supplemented and/or restated from time to time, with The Royal Bank of Scotland plc, as agent for the lenders, or the Multicurrency Facility Agreement, and $44.4 million outstanding under our secured NOK 600,000,000 Secured Revolving Credit Facility Agreement, dated December 27, 2012, as amended, supplemented and/or restated from time to time, with DNB Bank ASA, or the Norwegian Facility Agreement. See Note 5. Our revolving credit facilities and the indenture governing our Senior Notes contain certain financial and other covenants that are described below in Note 5. At March 31, 2017, we had approximately $28.1 million of cash on hand. As of May 9, 2017, we had approximately $17.4 million of cash on hand. We are prohibited from borrowing under our Multicurrency Facility Agreement and Norwegian Facility Agreement without the consent of the respective agent or lenders thereunder.

We did not pay the $13.7 million interest payment due March 15, 2017 on our Senior Notes. Our failure to pay this amount on April 14, 2017 within the 30-day grace period to make such payment results in an event of default under the indenture governing the Senior Notes, which results in a cross-default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement. While the event of default is continuing under the indenture governing the Senior Notes, the trustee under the indenture or holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes to be due and payable immediately. While the event of default is continuing under the Multicurrency Facility Agreement, the agent thereunder may (and shall if so directed by the majority lenders thereunder), by notice to our Company, declare the loans thereunder, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable. While the event of default is continuing under the Norwegian Facility Agreement, the lender thereunder may (and shall if so directed by the majority lenders thereunder), by notice to the borrower thereunder, declare the facility, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable.

On April 14, 2017, we entered into a Forbearance Agreement, or Senior Notes Forbearance Agreement, by and among our Company and certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners, or the Holders, of in excess of 50% of the aggregate principal amount of Senior Notes outstanding. Pursuant to the Senior Notes Forbearance Agreement, among other provisions, each Holder agrees that during the “Forbearance Period,” subject to certain conditions precedent and continuing conditions, it will not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the Holders or the trustee under the indenture or the Senior Notes or otherwise, including, without limitation, any action to accelerate, or join in any request for acceleration of, the Senior Notes under the indenture or the Senior Notes, solely with respect to our failure to make the interest payment due on March 15, 2017 on the Senior Notes. As defined in the Senior Notes Forbearance Agreement, the “Forbearance Period” continued until April 28, 2017 and the occurrence of any of the specified early termination events described therein. On April 28, 2017, we entered into an amendment to the Senior Notes Forbearance Agreement that extended the Forbearance Period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events described therein.

On March 8, 2017, we entered into an agreement with the agent under our Multicurrency Facility Agreement pursuant to which the lenders extended additional revolving loans in the aggregate principal amount of $10.0 million. The agreement prohibits us from requesting any additional loans under the Multicurrency Facility Agreement without the prior written consent of the agent (acting upon the instruction of all the lenders following unanimous consent).

The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 included an uncertainty paragraph that arises from the substantial doubt about our ability to continue as a going concern. Our failure to deliver an unqualified audit opinion from our auditors that is not subject to a going concern or like qualification or exception constitutes an event of default under the Multicurrency Facility Agreement, which allows the lenders thereunder to cancel their commitments, accelerate the indebtedness thereunder and exercise remedies with respect to the collateral securing the Multicurrency Facility Agreement, the effect of which likewise is to cause a cross-default under our Norwegian Facility Agreement permitting the lenders thereunder to cancel their commitments, accelerate the indebtedness thereunder and exercise remedies with respect to the collateral securing the Norwegian Facility Agreement unless a waiver or forbearance is received from the lenders under the Multicurrency Facility Agreement. If the indebtedness under either the Multicurrency Facility Agreement or the Norwegian Facility Agreement is accelerated, it would, subject to a fifteen-business day cure period, constitute an event of default under the indenture governing our Senior Notes.

On March 14, 2017, we entered into a support agreement, or RBS Support Agreement, with the agent under the Multicurrency Facility Agreement in which the lenders agreed to waive the existing or anticipated defaults or events of default under the Multicurrency Facility Agreement listed in the RBS Support Agreement and forbear from exercising rights or remedies under the related finance documents as a result therefrom, for a limited support period. On April 14, 2017, we entered into an extension agreement, or the RBS Extension Agreement, with the agent under the Multicurrency Facility Agreement that extended the forbearance period until the earlier of April 28, 2017 and the occurrence of any of the specified early termination events listed in the RBS Support Agreement. The RBS Extension Agreement also amended the list of defaults and events of default to include certain additional forbearance defaults and events of default. On April 28, 2017, we entered into a second extension agreement with the agent under the Multicurrency Facility Agreement that extended the forbearance period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events listed in the RBS Support Agreement.

On March 17, 2017, we entered into an agreement with the lender under our Norwegian Facility Agreement pursuant to which the lender extended additional revolving loans in the aggregate principal amount of $10.0 million. The agreement prohibits us from requesting any additional loans under the Norwegian Facility Agreement without the prior written consent of the lenders. In addition, pursuant to the agreement we pledged all issued shares of our subsidiary that is the borrower under the Norwegian Facility Agreement to the Norwegian Lender as additional security for the borrower’s obligations under the Norwegian Facility Agreement.

On April 14, 2017, we entered into a support agreement, or DNB Support Agreement, relating to the Norwegian Facility Agreement with the lender thereunder. Pursuant to the DNB Support Agreement, the lender under the Norwegian Facility Agreement agreed to abstain from exercising any rights or remedies under the Norwegian Facility Agreement as a result of such defaults or events of default specified in the DNB Support Agreement until the earlier of April 28, 2017 or the occurrence of any of the early termination events as described in the DNB Support Agreement. On April 28, 2017, we entered into an extension agreement with the lender under the Norwegian Facility Agreement that extended such forbearance period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events described in the DNB Support Agreement.

As a result of the matters discussed above, as well as the continued downturn in the oil and gas industry and the decrease in offshore oil and natural gas exploration activities, among others, there exists substantial doubt whether we will be able to continue as a going concern. We are continuing to engage in negotiations and discussions with holders of our indebtedness regarding the terms of a financial restructuring, however there is no assurance that we will be able to complete a restructuring with our creditors.

If lenders or noteholders accelerate our outstanding indebtedness, our borrowings will become immediately payable and we will not have sufficient liquidity to repay those accelerated amounts. If we are unable to reach an agreement with lenders and noteholders to address any such defaults, we would likely pursue a full-range of strategic and refinancing alternatives, including a private restructuring of our indebtedness, additional debt or equity financing, assets sales, or a filing under chapter 11 of the U.S. Bankruptcy Code, which could include a restructuring of our various debt obligations.

Although we have not entered into any written or binding restructuring agreement as of the date of this report, we have reached an agreement in principle with holders, or the Noteholders, of approximately 47% of the aggregate outstanding principal amount of our Senior Notes, to support a restructuring, which we refer to as the restructuring support agreement or the RSA, on the terms of a plan of reorganization, or the Plan. The negotiated terms of the RSA contemplate that we will file for voluntary relief under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware, or the Bankruptcy Court, on or before May 21, 2017. The RSA also contemplates that, among other things, the Company will commence a $125 million rights offering, or the Rights Offering. We have also reached an agreement in principle with the Noteholders on a backstop commitment agreement, or the Backstop Commitment Agreement, pursuant to which certain of the Noteholders, or, collectively, the Commitment Parties, will agree to backstop the Rights Offering. Both the RSA and the Backstop Commitment Agreement are subject to the negotiation, execution and delivery of definitive documents. There can be no assurance, however, that we will be able to complete a restructuring with our creditors.

Our consolidated financial statements as of and for the quarter ended March 31, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements. However, for the reasons described herein, indebtedness with the stated maturities as summarized in Note 5 is classified as a current liability at March 31, 2017 and at December 31, 2016.

(3)  IMPAIRMENT CHARGES

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

Beginning in late 2014, oil prices declined significantly. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices recovered over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel in the fourth quarter of 2016. However, prices continue to be volatile and are subject to significant uncertainty. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016. The impairment charge consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and included vessels under construction, and $19.6 million in connection with our Southeast Asia segment. We also performed an evaluation for impairment for each of our asset groups in the first quarter of 2017, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated.

We will continue to monitor the industry for triggering events that could indicate additional impairment.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, in the first quarter of 2016 we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia.

(4)	VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 2017 and March 31, 2016, we capitalized $0.1 million and $1.1 million of interest, respectively.

In the first quarter of 2016, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we can elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder will retain the vessel. On May 8, 2017, we advised the shipbuilder that we have elected not to take delivery. We have no other vessels under construction as of March 31, 2017.

During the first quarter of 2017 we took delivery of a vessel built in Norway and paid a final installment on delivery of 195.0 million NOK (approximately $23.1 million).

The following tables illustrate the details of vessels sold and vessels added:

Vessel Additions Since December 31, 2016
			Year	Length			Month
Vessel	Region	Type(1)	Built	(feet)	BHP(3)	DWT(4)	Delivered

North Barents	N. Sea	LgPSV	2017	304	11,935	4,700	Jan-17

Vessels Disposed of Since December 31, 2016
			Year	Length			Month
Vessel	Region	Type(2)	Built	(feet)	BHP(3)	DWT(4)	Disposed

Mako	Americas	FSV	2008	181	7,200	552	Mar-17
Tiger	Americas	FSV	2009	181	7,200	552	Mar-17

(1) LgPSV - Large Platform Supply Vessel

(2) FSV - Fast Supply Vessel

(3) BHP - Brake Horsepower

(4) DWT - Deadweight Tons

(5)          DEBT

Our debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Senior Notes Due 2022	$429,640	$429,640
Multicurrency Facility Agreement	72,000	49,000
Norwegian Facility Agreement	44,404	11,157
	546,044	489,797
Debt Premium	-	423
Debt Issuance Costs Associated with the Senior Notes	-	(6,894)
Total	$546,044	$483,326

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2017	-
2018	-
2019	116,404
2020	-
2021	-
Thereafter	429,640
Total	$546,044

Our consolidated financial statements as of and for the three months ended March 31, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements. However, for the reasons described in Note 2, indebtedness with the stated maturities as summarized above is classified as a current liability at March 31, 2017 and at December 31, 2016.

Senior Notes Due 2022

In March and December 2012, we issued $500.0 million aggregate principal amount of 6.375% Senior Notes due 2022. Interest on the Senior Notes is payable semi-annually on March 15 and September 15. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020 and thereafter, plus accrued and unpaid interest to the redemption date.

In conjunction with the Senior Notes offering, we incurred a total of $12.7 million in debt issuance costs, of which $6.7 million remained unamortized at March 31, 2017. We also sold the Senior Notes at a premium, of which $0.4 million remained unamortized at March 31, 2017. As of March 31, 2017, based on negotiations that were underway with holders of our Senior Notes, it became evident that the restructuring of our capital structure would not include a restructuring of the Senior Notes, and that the Senior Notes, as demand obligations would not be repaid under the terms of the Senior Note indentures in the ordinary course of business. As a result, on March 31, 2017, we accelerated the amortization of the debt premium and debt issuance costs, fully amortizing such amounts as of March 31, 2017.

In December 2015, we repurchased in the open market $1.0 million face value of the Senior Notes leaving $499.0 million aggregate principal amount of the Senior Notes outstanding at December 31, 2015. In the first quarter 2016, we repurchased in the open market $20.0 million face value of Senior Notes leaving $479.0 million outstanding at March 31, 2016. We recorded a gain totaling approximately $10.1 million upon the repurchase of Senior Notes in the first quarter of 2016, which gain is included in other income and expense in our consolidated statements of operations. In the year ended December 31, 2016, we repurchased in the open market a total of $69.4 million face value of the Senior Notes and recorded gains totaling approximately $35.9 million. The 2015 and 2016 open market repurchases reduced the face value of Senior Notes outstanding to $429.6 million.

At March 31, 2017, the fair value of the Senior Notes, based on quoted market prices, was approximately $212.7 million compared to a carrying amount of $429.6 million. The effective interest rate on the Senior Notes, adjusted for the premium and debt issuance costs, is 6.73%.

We did not pay the $13.7 million interest payment due March 15, 2017 on our Senior Notes. Our failure to pay this amount on April 14, 2017 within the 30-day grace period to make such payment results in an event of default under the indenture governing the Senior Notes, which results in a cross-default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement. While the event of default is continuing under the indenture governing the Senior Notes, the trustee under the indenture or holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes to be due and payable immediately. While the event of default is continuing under the Multicurrency Facility Agreement, the agent thereunder may (and shall if so directed by the majority lenders thereunder), by notice to our Company, declare the loans thereunder, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable. While the event of default is continuing under the Norwegian Facility Agreement, the lender thereunder may (and shall if so directed by the majority lenders thereunder), by notice to the borrower thereunder, declare the facility, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable.

On April 14, 2017, we entered into the Senior Notes Forbearance Agreement, by and among our Company and certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners, or the Holders, of in excess of 50% of the aggregate principal amount of Senior Notes outstanding. Pursuant to the Senior Notes Forbearance Agreement, among other provisions, each Holder agrees that during the “Forbearance Period,” subject to certain conditions precedent and continuing conditions, it will not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the Holders or the trustee under the indenture or the Senior Notes or otherwise, including, without limitation, any action to accelerate, or join in any request for acceleration of, the Senior Notes under the indenture or the Senior Notes, solely with respect to our failure to make the interest payment due on March 15, 2017 on the Senior Notes. As defined in the Senior Notes Forbearance Agreement, the “Forbearance Period” continued until the earlier of April 28, 2017 and the occurrence of any of the specified early termination events described therein. On April 28, 2017, we entered into an amendment to the Senior Notes Forbearance Agreement that extended the Forbearance Period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events described therein.

Multicurrency Facility Agreement

We are party to the senior secured, revolving Multicurrency Facility Agreement among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Americas, Inc., as the Borrower, a group of financial institutions as the lenders and the Royal Bank of Scotland plc, as agent for the lenders, and the other parties thereto. The Multicurrency Facility Agreement has a scheduled maturity date of September 26, 2019 and, as amended, commits the lenders to provide revolving loans of up to $100.0 million at any one time outstanding, subject to certain terms and conditions set forth in the Multicurrency Facility Agreement, and contains a sublimit of $25.0 million for swingline loans and a sublimit of $5.0 million for the issuance of letters of credit. Revolving loans drawn under the Multicurrency Facility Agreement and denominated in U.S. Dollars accrue interest at the London Interbank Offered Rate, or LIBOR, plus an applicable margin which may range from 2.75% to 4.00%, while swingline loans drawn under the Multicurrency Facility Agreement accrue interest at the alternate base rate. The applicable margin is determined by reference to the capitalization ratio calculated as of the last day of the most recent fiscal quarter. The applicable interest rate for overdue amounts increases by an additional 2.00%. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants and other obligations under the Multicurrency Facility Agreement. Please see Note 6 to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the obligations under our Multicurrency Facility Agreement.

We had unamortized fees paid to the arrangers, the agent and the security trustee totaling $2.3 million at March 31, 2017, which fees were amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement. As of March 31, 2017, based on negotiations that were underway with the lenders, it became evident that the restructuring of our capital structure would not include a restructuring of the Multicurrency Facility Agreement, and that the Multicurrency Facility Agreement, as a demand obligation would not be repaid under the terms of the Multicurrency Facility Agreement in the ordinary course of business. As a result, on March 31, 2017, we accelerated the amortization of debt issuance costs, fully amortizing such amounts as of March 31, 2017.

The Multicurrency Facility Agreement is secured by 24 vessels owned by the Borrower. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of the Borrower’s obligations under any hedging agreements between the Borrower and any lender or other hedge counterparty to the Multicurrency Facility Agreement.

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Borrower arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Borrower arising under any hedging arrangements. At March 31, 2017, we had $72.0 million borrowed and outstanding under the Multicurrency Facility Agreement. The weighted average interest rate on our outstanding borrowings under the Multicurrency Facility Agreement was 4.62%.

On March 8, 2017, we entered into an agreement with the agent under our Multicurrency Facility Agreement pursuant to which the lenders extended additional revolving loans in the aggregate principal amount of $10.0 million on March 8, 2017. The agreement prohibits us from requesting any additional loans under the Multicurrency Facility Agreement without the prior written consent of the agent (acting upon the instruction of all the lenders following unanimous consent).

The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 included an uncertainty paragraph that arises from the substantial doubt about our ability to continue as a going concern. Our failure to deliver an unqualified audit opinion from our auditors that is not subject to a going concern or like qualification or exception constitutes an event of default under the Multicurrency Facility Agreement, which allows the lenders thereunder to cancel their commitments, accelerate the indebtedness thereunder and exercise remedies with respect to the collateral securing the Multicurrency Facility Agreement, the effect of which likewise is to cause a cross-default under our Norwegian Facility Agreement permitting the lenders thereunder to cancel their commitments, accelerate the indebtedness thereunder and exercise remedies with respect to the collateral securing the Norwegian Facility Agreement unless a waiver or forbearance is received from the lenders under the Multicurrency Facility Agreement. If the indebtedness under either the Multicurrency Facility Agreement or the Norwegian Facility Agreement is accelerated, it would, subject to a 15-business day cure period, constitute an event of default under the indenture governing our Senior Notes.

On March 14, 2017, we entered into a support agreement, or RBS Support Agreement, with the agent under the Multicurrency Facility Agreement in which the lenders agreed to waive the existing or anticipated defaults or events of default under the Multicurrency Facility Agreement listed in the RBS Support Agreement and forbear from exercising rights or remedies under the related finance documents as a result therefrom, for a limited support period. On April 14, 2017, we entered into an extension agreement, or the RBS Extension Agreement, with the agent under the Multicurrency Facility Agreement that extended the forbearance period until the earlier of April 28, 2017 and the occurrence of any of the specified early termination events listed in the RBS Support Agreement. The RBS Extension Agreement also amended the list of defaults and events of default to include certain additional forbearance defaults and events of default. On April 28, 2017, we entered into a second extension agreement with the agent under the Multicurrency Facility Agreement that extended the forbearance period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events listed in the RBS Support Agreement.

Norwegian Facility Agreement

We are party to the senior secured revolving Norwegian Facility Agreement among GulfMark Offshore, Inc., as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, as the borrower, which we refer to as the Norwegian Borrower, and DNB Bank ASA, a Norwegian bank, as lead arranger and lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement has a scheduled maturity date of September 30, 2019 and commits the Norwegian Lender to provide loans of up to an aggregate principal amount of 600.0 million NOK (or approximately $69.7 million at March 31, 2017) at any one time outstanding, subject to certain terms and conditions. Loans under the Norwegian Facility Agreement accrue interest at the Norwegian Interbank Offered Rate, or NIBOR, or, if the loan is denominated in U.S. Dollars, LIBOR, plus an applicable margin which may range from 2.50% to 4.00%, depending on the interest coverage ratio. During the continuance of an event of default, upon notice by the agent under the Norwegian Facility Agreement, the applicable interest rate increases by an additional 2.00%. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants and other obligations under the Norwegian Facility Agreement. Please see Note 6 to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the obligations under our Norwegian Facility Agreement.

We had unamortized fees paid to the arrangers, the agent and the security trustee totaling $1.1 million at March 31, 2017, which fees are being amortized into interest cost on a straight-line basis over the life of the Norwegian Facility Agreement. As of March 31, 2017, based on negotiations that were underway with the lenders, it became evident that the restructuring of our capital structure would not include a restructuring of the Norwegian Facility Agreement, and that the Norwegian Facility Agreement, as a demand obligation would not be repaid under the terms of the Norwegian Facility Agreement in the ordinary course of business. As a result, on March 31, 2017, we accelerated the amortization of debt issuance costs, fully amortizing such amounts as of March 31, 2017.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of the Norwegian Borrower arising under the Norwegian Facility Agreement and other related loan documents. Such guarantee may also cover obligations of the Norwegian Borrower arising under any hedging arrangements described above. At March 31, 2017, we had $44.4 million borrowed and outstanding under the Norwegian Facility Agreement. At December 31, 2016, the weighted average interest rate on our outstanding borrowings under the Norwegian Facility Agreement was 4.38%.

On March 17, 2017, we entered into an agreement with the lender under our Norwegian Facility Agreement pursuant to which the lender extended additional revolving loans in the aggregate principal amount of $10.0 million on March 17, 2017. The agreement prohibits us from requesting any additional loans under the Norwegian Facility Agreement without the prior written consent of the lenders. In addition, pursuant to the agreement we pledged all issued shares of our subsidiary that is the borrower under the Norwegian Facility Agreement to the Norwegian Lender as additional security for the borrower’s obligations under the Norwegian Facility Agreement.

On April 14, 2017, we entered into a support agreement, or DNB Support Agreement, relating to the Norwegian Facility Agreement with the lender thereunder. Pursuant to the DNB Support Agreement, the lender under the Norwegian Facility Agreement agreed to abstain from exercising any rights or remedies under the Norwegian Facility Agreement as a result of such defaults or events of default specified in the DNB Support Agreement until the earlier of April 28, 2017 or the occurrence of any of the early termination events as described in the DNB Support Agreement. On April 28, 2017, we entered into an extension agreement with the lender under the Norwegian Facility Agreement that extended such forbearance period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events described in the DNB Support Agreement.

(6)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). Our estimated annual effective tax rate includes the recognition of a valuation allowance on our deferred tax assets. The tax effect of this recognition is a discrete item for the quarter of $84.6 million.

In previous years, we determined to repatriate all future foreign earnings and $240.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings. The change in our foreign repatriation strategy resulted in a non-cash tax charge of approximately $84.0 million. We have not provided for U.S. deferred taxes on the permanently reinvested earnings of approximately $555.1 million at March 31, 2017. The projected cash flows of our foreign operations is not sufficient to cover the permanently reinvested earnings without selling assets. We do not intend to liquidate any foreign assets to generate cash to remit to the U.S. parent.

If remaining permanently reinvested earnings were repatriated, the incremental U.S. tax would be approximately 35% based on current tax law. In addition, as of March 31, 2017, we had approximately $18.6 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

(7)	COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.4 million at March 31, 2017 and $1.2 million at December 31, 2016. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

(8)	NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments.” The objective of the new standard is to eliminate diversity in practice related to the classification of certain cash receipts and payments by adding or clarifying guidance on eight classification issues related to the statement of cash flows: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The standard should be applied retrospectively to all periods presented. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

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

Operating Income (Loss) by Operating Segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2017
Revenue	$13,995	$3,168	$7,196	$-	$24,359
Direct operating expenses	10,074	2,244	6,857	-	19,175
Drydock expense	2,880	-	22	-	2,902
General and administrative	1,789	760	2,198	10,684	15,431
Depreciation expense	5,618	1,782	5,565	605	13,570
Loss on sale of assets	-	-	5,273	-	5,273
Operating income (loss)	$(6,366)	$(1,618)	$(12,719)	$(11,289)	$(31,992)

Quarter Ended March 31, 2016
Revenue	$22,932	$2,487	$13,375	$-	$38,794
Direct operating expenses	13,691	2,957	7,087	-	23,735
Drydock expense	837	(10)	-	-	827
General and administrative	2,129	873	2,031	4,755	9,788
Depreciation expense	6,557	2,601	5,968	913	16,039
Impairment charges	1,986	20,169	94,502	-	116,657
Loss on sale of assets	-	-	4	-	4
Operating income (loss)	$(2,268)	$(24,103)	$(96,217)	$(5,668)	$(128,256)

Total Assets
March 31, 2017	$497,327	$156,637	$415,897	$6,711	$1,076,571
December 31, 2016	465,908	158,671	424,398	4,926	1,053,903

At December 31, 2016, we had $371.6 million and at March 31, 2017, we had $358.7 million in long-lived assets attributable to the United States, our country of domicile.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included elsewhere in this report, Part II, Item 1A, “Risk Factors” in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc., a Delaware corporation, and its subsidiaries.

Overview

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations are international. Our fleet has grown in both size and capability, from 11 vessels in 1990 to our present number of 69 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of May 10, 2017, our fleet includes 66 owned vessels, 31 of which are stacked, and three managed vessels.

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

Oil Price Impact

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continued into 2017. The decline was in part a result of an OPEC decision to increase production. The price of oil declined significantly from over $100 per barrel in July 2014 to below $30 per barrel in February 2016. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector. These changes in industry dynamics decreased demand for offshore supply vessel, or OSV, services and led to an excess number of vessels in all of our operating regions. Although OPEC met in November 2016 and agreed to limit production going forward, day rates have not recovered. In many regions, day rates for OSV services have fallen below the levels needed to sustain our business. Assuming the industry cost structure remains at current levels, many industry observers believe that sustained oil price levels in excess of $60 per barrel are required to return the OSV business to profitability.

Going Concern

We continued to incur significant losses from operations and had negative cash flows from operating activities for the quarter ended March 31, 2017. We expect to continue to incur losses from operations and generate negative cash flows from our operating activities. These expectations and other liquidity risks described in this report raise substantial doubt about whether we will be able to meet our obligations as they become due within one year after the date of this report.

Our consolidated financial statements as of and for the quarter ended March 31, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements. However, for the reasons described herein, indebtedness with the stated maturities as summarized in Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this report is classified as a current liability at March 31, 2017 and at December 31, 2016.

We are highly leveraged and had approximately $546.0 million of debt as of March 31, 2017, including $429.6 million outstanding under our unsecured 6.375% senior notes due 2022, or Senior Notes, $72.0 million outstanding under our secured Multicurrency Facility Agreement, dated as of September 26, 2014, as amended, supplemented and/or restated from time to time, with The Royal Bank of Scotland plc, as agent for the lenders, or the Multicurrency Facility Agreement, and $44.4 million outstanding under our secured NOK 600,000,000 Secured Revolving Credit Facility Agreement, dated December 27, 2012, as amended, supplemented and/or restated from time to time, with DNB Bank ASA, or the Norwegian Facility Agreement. See “-Liquidity, Capital Resources and Financial Condition – Resources and Liquidity.” At March 31, 2017, we had approximately $28.1 million of cash on hand. As of May 9, 2017, we had approximately $17.4 million of cash on hand. We are prohibited from borrowing under our Multicurrency Facility Agreement and Norwegian Facility Agreement without the consent of the respective agent or lenders thereunder.

We did not pay the $13.7 million interest payment due March 15, 2017 on our Senior Notes. Our failure to pay this amount on April 14, 2017 within the 30-day grace period to make such payment results in an event of default under the indenture governing the Senior Notes, which results in a cross-default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement. While the event of default is continuing under the indenture governing the Senior Notes, the trustee under the indenture or holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes to be due and payable immediately. While the event of default is continuing under the Multicurrency Facility Agreement, the agent thereunder may (and shall if so directed by the majority lenders thereunder), by notice to our Company, declare the loans thereunder, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable. While the event of default is continuing under the Norwegian Facility Agreement, the lender thereunder may (and shall if so directed by the majority lenders thereunder), by notice to the borrower thereunder, declare the facility, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable. We have entered into forbearance agreements with certain of our principal lenders that provide for limited forbearances for certain limited periods, subject to specified conditions. See “– Liquidity, Capital Resources and Financial Condition – Resources and Liquidity.”

As a result of the matters discussed above and in “– Liquidity, Capital Resources and Financial Condition – Resources and Liquidity,” as well as the continued downturn in the oil and gas industry and the decrease in offshore oil and natural gas exploration activities, among others, there exists substantial doubt whether we will be able to continue as a going concern. We are continuing to engage in negotiations and discussions with holders of our indebtedness regarding the terms of a financial restructuring. There can be no assurance, however, that we will be able to negotiate acceptable terms of a restructuring with our creditors or reach any agreement with respect to such a restructuring.

If lenders or noteholders accelerate our outstanding indebtedness, our borrowings will become immediately payable and we will not have sufficient liquidity to repay those accelerated amounts. If we are unable to reach an agreement with lenders and noteholders to address any such defaults, we would pursue a full-range of strategic and refinancing alternatives, including a private restructuring of our indebtedness, additional debt or equity financing, assets sales, or a filing under chapter 11 of the U.S. Bankruptcy Code, which could include a restructuring of our various debt obligations.

Restructuring Support Agreement

Although we have not entered into any written or binding restructuring agreement as of the date of this report, we have reached an agreement in principle on a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 47% of the aggregate outstanding principal amount of our Senior Notes. The negotiated terms of the RSA contemplate that we will file for voluntary relief under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware, or the Bankruptcy Court, on or before May 21, 2017. The RSA also contemplates that, among other things, the Company will commence a $125 million rights offering, or the Rights Offering. We have also reached an agreement in principle with the Noteholders on a backstop commitment agreement, or the Backstop Commitment Agreement, pursuant to which certain of the Noteholders, or, collectively, the Commitment Parties, will agree to backstop the Rights Offering. Both the RSA and the Backstop Commitment Agreement are subject to the negotiation, execution and delivery of definitive documents. There can be no assurance, however, that we will be able to complete a restructuring with our creditors.

The negotiated terms, which are subject to the negotiation, execution and delivery of definitive documents and will be subject to receiving the requisite vote of creditors and the approval of the Bankruptcy Court, anticipate that, among other things:

●

The Company will commence the $125 million Rights Offering, pursuant to which (subject to limitations regarding the Jones Act described below), eligible Noteholders will have the right to purchase on the effective date, or the Effective Date, of the plan of reorganization contemplated by the RSA, or the Plan, their pro rata share of 60% of GulfMark Offshore, Inc.’s common stock, or as applicable, the Jones Act Warrants (as defined below), or the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the proposed management incentive plan, or the MIP, and upon exercise of the Reorganization Warrants (as defined below). The Rights Offering will be backstopped by certain of the Noteholders for a 6.0% commitment premium paid in the form of 3.6% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants.

●

Each holder of the Senior Notes will receive (subject to limitations regarding the Jones Act described below) its pro rata share of the Reorganized GulfMark Equity representing in the aggregate 35.65% of Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants.

●

The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. Accordingly, the recipients of common stock pursuant to the Plan or the Rights Offering who are non-U.S. holders may receive warrants to acquire common stock at an exercise price in a minimal amount in lieu of common stock, or the Jones Act Warrants.

●

All outstanding common stock of GulfMark Offshore, Inc. will be cancelled and each holder of outstanding common stock of GulfMark Offshore, Inc. will receive its pro rata share of (a) common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants, and (b) warrants for 7.5% of the equity in reorganized GulfMark Offshore, Inc., subject to dilution by the Reorganized GulfMark Equity issuable under the MIP, with a 7-year term and with an exercise price based on an equity value of $1 billion, or the Reorganization Warrants.

●

The Company will seek to obtain debtor-in-possession financing, or the DIP Facility, pursuant to terms and conditions that are reasonably acceptable to the Company and Requisite Noteholders (as will be defined in the RSA).

●

Holders of allowed claims arising under the Company’s proposed DIP facility, administrative expense claims, priority tax claims, other priority claims, and other secured claims of the Company will receive in exchange for their claims payment in full in cash or otherwise have their rights unimpaired under Title 11 of the U.S. Bankruptcy Code. The Company will continue to pay any general unsecured claims in the ordinary course of business.

The RSA contemplates certain covenants on the part of the Company and the Noteholders, including that the Noteholders vote in favor of the Plan and otherwise facilitate the restructuring contemplated by the RSA. The RSA also contemplates termination by each party upon the occurrence of certain events, including without limitation the failure of the Company to achieve certain milestones and provides that the treatment of any claims of the syndicate of lenders under the Multicurrency Facility Agreement and the lender under the Norwegian Facility Agreement, respectively, will be reasonably agreed among the Company and the Requisite Noteholders, and could include treatment that would meet the requirements for confirmation of a plan on a non-consensual basis.

Backstop Commitment Agreement

Although we have not entered into any written or binding restructuring agreement as of the date of this report, we have also reached an agreement in principle with the Noteholders on the Backstop Commitment Agreement, pursuant to which the Commitment Parties will agree to backstop the Rights Offering, or the Backstop Commitments. Pursuant to the negotiated terms of the Backstop Commitment Agreement, it is expected that each of the Commitment Parties, severally and not jointly, will agree to fully participate in the Rights Offering and purchase the Reorganized GulfMark Equity in accordance with the percentages set forth in the Backstop Commitment Agreement to the extent unsubscribed under the Rights Offering. The negotiated terms also contemplate that, to compensate the Commitment Parties for the risk of their undertakings and as consideration for the Backstop Commitments, the Company will pay the Commitment Parties, subject to approval by the Bankruptcy Court, in the aggregate, on the Effective Date, a backstop commitment premium in an amount equal to $7,500,000 in the form of Reorganized GulfMark Equity.

The negotiated terms of the Backstop Commitment Agreement contemplate that it will be terminable by the Company and/or the Requisite Commitment Parties (as will be defined in the Backstop Commitment Agreement) under several conditions, including failure to achieve certain milestones or the termination of the RSA. The Company will also be required to pay a termination fee in the amount of $7,500,000 in cash to the Commitment Parties if the Backstop Commitment Agreement is terminated for certain events.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Beginning in late 2014, oil prices declined significantly. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices recovered over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel in the fourth quarter of 2016. However, prices continue to be volatile and are subject to significant uncertainty. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016. The impairment charge consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and included vessels under construction, and $19.6 million in connection with our Southeast Asia segment. We also performed an evaluation for impairment for each of our asset groups in the first quarter of 2017, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated.

We will continue to monitor the industry for triggering events that could indicate additional impairment.

Vessel Component Impairment

We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. Based on third party valuations, in the first quarter of 2016 we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating income or loss. We use the information that follows to evaluate the performance of our business.

	Three Months Ended
	March 31,
	2017	2016
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$13,995	$22,932
Southeast Asia Based Fleet	3,168	2,487
Americas Based Fleet	7,196	13,375

Average Rates Per Day Worked (b):
North Sea Based Fleet (c)	$10,437	$14,950
Southeast Asia Based Fleet	5,433	7,070
Americas Based Fleet	8,790	11,365

Overall Utilization (b):
North Sea Based Fleet	59.2%	62.2%
Southeast Asia Based Fleet	58.1%	29.9%
Americas Based Fleet	28.3%	20.7%

Average Owned Vessels (d):
North Sea Based Fleet (c)	24.7	27.0
Southeast Asia Based Fleet	10.0	13.0
Americas Based Fleet	32.5	30.0
Total	67.2	70.0

(a)	Includes owned and managed vessels.
(b)

Average rate per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by total number of days of availability in the period.

(c)

Revenues for vessels in the North Sea based fleet are primarily earned in British Pounds Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See “- Currency Fluctuations and Inflation” below for exchange rates.

(d)

Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned vessels only, and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016

For the three months ended March 31, 2017, we had a net loss of $124.8 million, or $4.93 per diluted share, on revenues of $24.4 million. During the three months ended March 31, 2016, our net loss was $91.2 million, or $3.66 per diluted share, on revenues of $38.8 million.

Our revenues for the quarter ended March 31, 2017 decreased $14.4 million, or 37.2%, compared to the quarter ended March 31, 2016. Average day rates decreased from $12,982 during the first quarter of 2016 to $8,790 during the first quarter of 2017 resulting in a $9.1 million decline in revenue. The continued strength of the U.S. Dollar was responsible for a further revenue decrease of $1.7 million. In addition, during the first quarter of 2016 we received a $6.6 million payment from a customer to cancel a contract. Offsetting these decreases was an increase in utilization of 5.7 percentage points increasing revenue by $2.0 million between the periods. In addition, revenue increased $1.0 million as a result of the delivery of one vessel during the first quarter of 2017 and the full quarter effect of a vessel delivered mid-2016. Our average fleet size decreased, however, due to the sale of four vessels during the second half of 2016 and two additional vessels sold during the first quarter of 2017. The sold vessels had been stacked in the first quarter of 2016, resulting in no revenue effect related to the sale.

We had an operating loss of $32.0 million for the three months ended March 31, 2017, compared to a $128.3 million operating loss during the same period of 2016. During the quarter ended March 31, 2016 we recognized impairment charges of $116.7 million. Excluding these charges, the operating loss in the first quarter of 2017 increased $20.4 million compared to the first quarter of 2016. The decrease in revenue was the main reason for the lower operating results. In addition, drydock expense increased $2.1 million and general and administrative expense increased $5.6 million, due largely to higher legal and professional fees in the first quarter of 2017 related to work performed in an effort to find strategic alternatives for the Company. Offsetting these increases was a decrease in direct operating expenses of $4.6 million and depreciation and amortization expense of $2.5 million. The decrease in depreciation and amortization expense was largely due to the asset impairments recognized during 2016. During 2017 we recognized a loss on sale of asset of $5.3 million related to the sale of two vessels.

North Sea

North Sea revenue decreased $8.9 million, or 39.0%, for the quarter ended March 31, 2017, compared to the same period in 2016. Utilization decreased from 62.2% in the 2016 period to 59.2% in the 2017 period, reducing revenue by $5.4 million. Day rates decreased from $14,950 in the first quarter 2016 to $10,437 in the current quarter, reducing revenue by $2.3 million. The relative strength of the U.S. Dollar caused a decrease in revenue of $1.7 million. Partially offsetting these decreases was an increase in capacity of $0.5 million mainly related to the addition of one new build vessel in early 2017. Operating loss increased from $2.3 million during the quarter ended March 31, 2016 to $6.4 million for the same period in 2017. During the first quarter of 2016 we recognized impairment charges of $2.0 million related to the write-down of vessel components. For the first quarter of 2017, direct operating expenses decreased $3.6 million and general and administrative expenses decreased $0.3 million. Depreciation and amortization expense also decreased $0.9 million due to the sale of a vessel in 2016. Partially offsetting these decreases was an increase in drydock expense of $2.0 million.

Southeast Asia

Revenue in Southeast Asia increased $0.7 million, or 27.4%, for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. The main factor for the increase was significantly higher utilization, increasing from 29.9% during the first quarter of 2016 to 58.1% during the first quarter of 2017, an increase of 28.2 percentage points. This increase contributed $1.1 million to the increase in revenue. Day rates decreased from $7,070 in the first quarter of 2016 to $5,433 in the first quarter of 2017, decreasing revenue by $0.4 million. Operating loss decreased by $22.5 million, from $24.1 million in the first quarter of 2016 to $1.6 million in the same period of 2017. During the first quarter of 2016, we recognized an impairment charge of $20.2 million. Excluding this charge, the decrease in operating loss was $2.3 million. For the first quarter of 2017, direct operating expenses decreased $0.7 million and general and administrative expenses decreased $0.1 million, while depreciation and amortization expense decreased $0.8 million as a result of the long-lived asset impairment recognized in 2016. Drydock expense remained unchanged.

Americas

Revenue in the Americas decreased $6.2 million, or 46.2%, in the first quarter of 2017 compared to the first quarter of 2016. Day rates decreased from $11,365 during the first quarter of 2016 to $8,790 during the first quarter of 2017, causing a decrease in revenue of $6.4 million. In addition, during the first quarter of 2016 we received a $6.6 million payment from a customer to cancel a contract. Offsetting these decreases was an increase in utilization of 7.6 percentage points. This increase amounted to a $6.2 million increase in revenue. In addition, capacity increased by $0.6 million due to the delivery of a new vessel during 2016. We recorded an operating loss of $96.2 million during the first quarter of 2016 compared to a loss of $12.7 million during the first quarter of 2017. During the 2016 period we recognized impairment charges of $94.5 million. Excluding these charges, the increase in operating loss period over period was $11.0 million. Lower revenue was the primary reason for the increase in operating loss. In addition, general and administrative expenses increased $0.2 million. Partially offsetting this increase were reductions in operating expenses of $0.2 million and depreciation and amortization of $0.4 million. Drydock expense remained unchanged. In addition, during the 2017 quarter we recognized a loss on sale of two vessels of $5.3 million.

Other

Other income decreased by $20.3 million, from $1.7 million in the first quarter of 2016 to a loss of $18.6 million during the first quarter of 2017. The change is due mainly to a $10.1 million gain related to the purchase in the open market of $20.0 million in face value of our Senior Notes during the first quarter of 2016, and $9.7 million of expense related to amortized debt cost during the first quarter of 2017.

Tax Rate

Our effective tax rate for the first quarter of 2017 was an expense of (146.6%). This compares to a benefit of 27.9% for the same period in 2016. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions and recognition of a valuation allowance on certain of our deferred tax assets.

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

Industry Conditions

The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity position. This downturn has also impacted the operational plans for the major oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector.  As a result, we experienced a significant negative impact on day rates and utilization starting in 2015 that is continuing into 2017. In response to the downturn and the lower day rates, we have made changes to our cost structure, particularly to our onshore and offshore compensation and staffing.  We are continuing to adjust staffing and compensation levels and more closely control maintenance and outside services costs. We have stacked some vessels, significantly reducing variable costs associated with such vessels.  We are required to make expenditures for the certification and maintenance of our vessels. We expect to make $6.2 million in drydocking expenditures during 2017. As a result of the current market downturn we have taken some vessels out of service and deferred a number of drydocks as part of our cost cutting initiatives. The deferred drydocks will eventually be required prior to returning the vessels to active service.

During 2015, as a result of the reduction in our revenues, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings.  During 2016, we determined to repatriate an additional $40.0 million of prior earnings of certain of our non-U.S. subsidiaries. This resulted in a non-cash tax charge in 2016 of approximately $14.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $555.1 million at March 31, 2017. The projected cash flows of our foreign operations is not sufficient to cover the permanently reinvested earnings without selling assets. We do not intend to liquidate any foreign assets to generate cash to remit to the U.S. parent. If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of March 31, 2017 we had approximately $18.6 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

Construction of New Vessels

At December 31, 2015, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we can elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder will retain the vessel. On May 8, 2017, we advised the shipbuilder that we have elected not to take delivery.

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

Cash and Working Capital

At March 31, 2017, our cash on hand totaled $28.1 million and net working capital was $26.2 million.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $11.4 million compared to cash provided by operating activities of $0.1 million for the three months ended March 31, 2016. The increase in cash used in operating activities was due primarily to lower revenue.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $21.4 million compared to $7.2 million used in investing activities for the three months ended March 31, 2016. Investing activities consisted of progress payments on vessels under construction offset by proceeds from vessel sales.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $52.2 million compared to $4.5 million for the three months ended March 31, 2016. The cash provided in the three months ended March 31, 2017 and March 31, 2016 was primarily from borrowings under our revolving credit facilities. In the first quarter 2016, we repurchased in the open market $20.0 million face value of Senior Notes.

Resources and Liquidity

We continued to incur significant losses from operations and had negative cash flows from operating activities for the quarter ended March 31, 2017. We expect to continue to incur losses from operations and generate negative cash flows from our operating activities. These expectations and other liquidity risks described in this report raise substantial doubt about whether we will be able to meet our obligations as they become due within one year after the date of this report.

We are highly leveraged and had approximately $546.0 million of debt as of March 31, 2017, including $429.6 million outstanding under our Senior Notes, $72.0 million outstanding under our Multicurrency Facility Agreement and $44.4 million outstanding under our Norwegian Facility Agreement. Our revolving credit facilities and the indenture governing our Senior Notes are described in more detail in Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this report. At March 31, 2017, we had approximately $28.1 million of cash on hand. As of May 9, 2017, we had approximately $17.4 million of cash on hand. We are prohibited from borrowing under our Multicurrency Facility Agreement and Norwegian Facility Agreement without the consent of the respective agent or lenders thereunder.

We did not pay the $13.7 million interest payment due March 15, 2017 on our Senior Notes. Our failure to pay this amount on April 14, 2017 within the 30-day grace period to make such payment results in an event of default under the indenture governing the Senior Notes, which results in a cross-default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement. While the event of default is continuing under the indenture governing the Senior Notes, the trustee under the indenture or holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes to be due and payable immediately. While the event of default is continuing under the Multicurrency Facility Agreement, the agent thereunder may (and shall if so directed by the majority lenders thereunder), by notice to our Company, declare the loans thereunder, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable. While the event of default is continuing under the Norwegian Facility Agreement, the lender thereunder may (and shall if so directed by the majority lenders thereunder), by notice to the borrower thereunder, declare the facility, together with accrued interest and all other amounts outstanding thereunder, to be immediately due and payable.

On April 14, 2017, we entered into a Forbearance Agreement, or Senior Notes Forbearance Agreement, by and among our Company and certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners, or the Holders, of in excess of 50% of the aggregate principal amount of Senior Notes outstanding. Pursuant to the Senior Notes Forbearance Agreement, among other provisions, each Holder agrees that during the “Forbearance Period,” subject to certain conditions precedent and continuing conditions, it will not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the Holders or the trustee under the indenture or the Senior Notes or otherwise, including, without limitation, any action to accelerate, or join in any request for acceleration of, the Senior Notes under the indenture or the Senior Notes, solely with respect to our failure to make the interest payment due on March 15, 2017 on the Senior Notes. As defined in the Senior Notes Forbearance Agreement, the “Forbearance Period” continued until the earlier of April 28, 2017 and the occurrence of any of the specified early termination events described therein. On April 28, 2017, we entered into an amendment to the Senior Notes Forbearance Agreement that extended the Forbearance Period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events described therein.

On March 8, 2017, we entered into an agreement with the agent under our Multicurrency Facility Agreement pursuant to which the lenders extended additional revolving loans in the aggregate principal amount of $10.0 million. The agreement prohibits us from requesting any additional loans under the Multicurrency Facility Agreement without the prior written consent of the agent (acting upon the instruction of all the lenders following unanimous consent).

The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 included an uncertainty paragraph that arises from the substantial doubt about our ability to continue as a going concern. Our failure to deliver an unqualified audit opinion from our auditors that is not subject to a going concern or like qualification or exception constitutes an event of default under the Multicurrency Facility Agreement, which allows the lenders thereunder to cancel their commitments, accelerate the indebtedness thereunder and exercise remedies with respect to the collateral securing the Multicurrency Facility Agreement, the effect of which likewise is to cause a cross-default under our Norwegian Facility Agreement permitting the lenders thereunder to cancel their commitments, accelerate the indebtedness thereunder and exercise remedies with respect to the collateral securing the Norwegian Facility Agreement unless a waiver or forbearance is received from the lenders under the Multicurrency Facility Agreement. If the indebtedness under either the Multicurrency Facility Agreement or the Norwegian Facility Agreement is accelerated, it would, subject to a 15-business day cure period, constitute an event of default under the indenture governing our Senior Notes.

On March 14, 2017, we entered into a support agreement, or RBS Support Agreement, with the agent under the Multicurrency Facility Agreement in which the lenders agreed to waive the existing or anticipated defaults or events of default under the Multicurrency Facility Agreement listed in the RBS Support Agreement and forbear from exercising rights or remedies under the related finance documents as a result therefrom, for a limited support period. On April 14, 2017, we entered into an extension agreement, or the RBS Extension Agreement, with the agent under the Multicurrency Facility Agreement that extended the forbearance period until the earlier of April 28, 2017 and the occurrence of any of the specified early termination events listed in the RBS Support Agreement. The RBS Extension Agreement also amended the list of defaults and events of default to include certain additional forbearance defaults and events of default. On April 28, 2017, we entered into a second extension agreement with the agent under the Multicurrency Facility Agreement that extended the forbearance period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events listed in the RBS Support Agreement.

On March 17, 2017, we entered into an agreement with the lender under our Norwegian Facility Agreement pursuant to which the lender extended additional revolving loans in the aggregate principal amount of $10.0 million. The agreement prohibits us from requesting any additional loans under the Norwegian Facility Agreement without the prior written consent of the lenders. In addition, pursuant to the agreement we pledged all issued shares of our subsidiary that is the borrower under the Norwegian Facility Agreement to the Norwegian Lender as additional security for the borrower’s obligations under the Norwegian Facility Agreement.

On April 14, 2017, we entered into a support agreement, or DNB Support Agreement, relating to the Norwegian Facility Agreement with the lender thereunder. Pursuant to the DNB Support Agreement, the lender under the Norwegian Facility Agreement agreed to abstain from exercising any rights or remedies under the Norwegian Facility Agreement as a result of such defaults or events of default specified in the DNB Support Agreement until the earlier of April 28, 2017 or the occurrence of any of the early termination events as described in the DNB Support Agreement. On April 28, 2017, we entered into an extension agreement with the lender under the Norwegian Facility Agreement that extended such forbearance period until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events described in the DNB Support Agreement.

As a result of the matters discussed above, as well as the continued downturn in the oil and gas industry and the decrease in offshore oil and natural gas exploration activities, among others, there exists substantial doubt whether we will be able to continue as a going concern. We are continuing to engage in negotiations and discussions with holders of our indebtedness regarding the terms of a financial restructuring. There can be no assurance, however, that we will be able to complete a restructuring with our creditors.

If lenders or noteholders accelerate our outstanding indebtedness, our borrowings will become immediately payable and we will not have sufficient liquidity to repay those accelerated amounts. If we are unable to reach an agreement with lenders and noteholders to address any such defaults, we would pursue a full-range of strategic and refinancing alternatives, including a private restructuring of our indebtedness, additional debt or equity financing, assets sales, or a filing under chapter 11 of the U.S. Bankruptcy Code, which could include a restructuring of our various debt obligations.

Although we have not entered into any written or binding restructuring agreement as of the date of this report, we have reached an agreement in principle on the RSA with the Noteholders of approximately 47% of the aggregate outstanding principal amount of the Company’s Senior Notes. The negotiated terms of the RSA contemplate that we will file for voluntary relief under chapter 11 of the United States Bankruptcy Code in Bankruptcy Court on or before May 21, 2017 and that we will seek to obtain the DIP Facility, pursuant to terms and conditions that are reasonably acceptable to us and Requisite Noteholders (as will be defined in the RSA). See “– Overview – Restructuring Support Agreement” and “– Backstop Commitment Agreement.” There can be no assurance, however, that we will be able to complete a restructuring with our creditors.

 Our consolidated financial statements as of and for the quarter ended March 31, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements. However, for the reasons described herein, indebtedness with the stated maturities as summarized in Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this report is classified as a current liability at March 31, 2017 and at December 31, 2016.

Delisting of Class A Common Stock

On April 10, 2017, we were notified by the New York Stock Exchange, or NYSE, that the NYSE has determined to commence proceedings to delist our Class A common stock from the NYSE because the average closing price per share of the common stock over a period of 30 consecutive trading days was below $1.00 per share, which is the minimum average closing price required to maintain listing on the NYSE. Trading in the common stock on the NYSE was suspended after the close of trading on April 10, 2017.

Effective April 11, 2017, our common stock commenced trading in the “Pink Sheets” of the OTC Markets Group, Inc., or OTC Pink, under the symbol “GLFM.” The OTC Pink is a significantly more limited market than the NYSE, and quotation on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade the common stock and could further depress the trading price of the common stock. The suspension or delisting could impair our ability to raise additional capital through equity or debt financing.

Off-Balance Sheet Arrangements

      At March 31, 2017 and December 31, 2016, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in British Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (EUR). The North Sea fleet generated 57.5% of our total consolidated revenue for the quarter ended March 31, 2017. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD).

For the three months ended March 31, 2017 and 2016, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Three Months Ended March 31,
	2017	2016
	1 US$ =

GBP	0.807	0.698
NOK	8.432	8.624
Euro	0.938	0.906
Brazilian Real	3.141	3.893
Singapore Dollar	1.416	1.402

A substantial portion of our outstanding debt is denominated in U.S. Dollars, but a substantial portion of our revenue is generated in currencies other than the U.S. Dollar. We have evaluated these conditions and have determined that it is not in our best interest to use any financial instruments to hedge this exposure under present conditions. Our strategy is in part based on a number of factors including the following:

●	the cost of using hedging instruments in relation to the risks of currency fluctuations;
●	the propensity for adjustments in these foreign currency denominated vessel day rates over time to compensate for changes in the purchasing power of these currencies as measured in U.S. Dollars;
●	the level of U.S. Dollar-denominated borrowings available to us, if any; and
●	the conditions in our U.S. Dollar-generating regional markets.

One or more of these factors may change and, in response, we may use financial instruments to hedge risks of currency fluctuations. We will from time to time hedge known liabilities denominated in foreign currencies to reduce the effects of exchange rate fluctuations on our financial results. We do not use foreign currency forward contracts for trading or speculative purposes.

In June 2016, the United Kingdom voted in favor of exiting the European Union, which had an immediate negative impact on the GBP. Our consolidated results will be negatively impacted should the GBP further weaken against the U.S. Dollar.

Reflected in the accompanying consolidated balance sheet at March 31, 2017, is a loss of $141.8 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at March 31, 2017 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended March 31, 2017 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The New York Stock Exchange has commenced proceedings to delist our common stock, which has been suspended from trading and is currently traded in the over-the counter market, which could negatively affect our stock price and liquidity.

The New York Stock Exchange, or NYSE, has suspended our Class A common stock from trading and has determined to commence proceedings to delist the common stock from the NYSE because the average closing price per share over a period of 30 consecutive trading days was below $1.00 per share, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. Effective April 11, 2017, our common Stock commenced trading in the “Pink Sheets” of the OTC Markets Group, Inc., or OTC Pink, under the symbol “GLFM.” The OTC Pink is a significantly more limited market than the NYSE, and quotation on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade the common stock and could further depress the trading price of the common stock. The delisting of our common stock from the NYSE could also result in other adverse consequences, including lower demand for our shares, adverse publicity and a reduced interest in our Company from investors, analysts and other market participants. In addition, the suspension or delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation. There can be no assurance that our common stock will continue to trade on OTC Pink or that any public market for the common stock will exist in the future, whether broker-dealers will continue to provide public quotes of the common stock on this market, whether the trading volume of the common stock will be sufficient to provide for an efficient trading market, whether quotes for the common stock may be blocked by the OTC Markets Group, Inc. in the future, or that we will be able to relist the common stock on a national securities exchange.

It is anticipated that the Restructuring Support Agreement, or the RSA, will be subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the pre-packaged plan of reorganization, or the Plan, could be materially and adversely affected.

It is anticipated that the RSA will contain certain covenants on our part and on the part of certain holders, or Noteholders, of our unsecured 6.375% senior notes due 2022, or Senior Notes, who will be signatories to the RSA, including that the Noteholders will vote in favor of the Plan, and otherwise facilitate the restructuring transaction, in each case subject to certain terms and conditions expected to be in the RSA. The RSA also contemplates certain conditions we must satisfy, including the timely satisfaction of certain milestones in chapter 11 proceedings such as confirmation of the Plan and effectiveness of the Plan.

It is also anticipated that the consummation of the Plan will be subject to customary conditions and other requirements, as well as receiving the requisite vote of creditors and approval of the U.S. Bankruptcy Court in the District of Delaware, or the Bankruptcy Court. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

It is anticipated that the RSA will also provide for the termination by each party upon the occurrence of certain events, including without limitation the failure by us to achieve certain milestones. If such an event occurs and the RSA is terminated, it is anticipated that all obligations of the parties to the contemplated RSA shall terminate (except as specifically provided in the RSA) and the parties shall have the rights and remedies that they would have had been entitled to take if they had not entered into the RSA. Any such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan of reorganization would be as favorable to holders of claims and stock as any plan of reorganization and chapter 11 proceedings in connection therewith could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, services providers, employees, customers and other third parties.

Although we anticipate restructuring in accordance with the negotiated terms of the RSA, the negotiated terms are subject to the negotiation, execution and delivery of definitive documents and will be subject to receiving the requisite vote of creditors and the approval of the Bankruptcy Court, and there can be no assurance that we will be successful in completing a restructuring or any other similar transaction on such terms, on different terms or at all.

We may be subject to the risks and uncertainties associated with chapter 11 proceedings.

The negotiated terms of the RSA contemplate that we will file for voluntary relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court to implement the Plan. As a consequence of our filing for relief under the Bankruptcy Code, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, prosecute, confirm and consummate the Plan or another plan of reorganization with respect to the chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing;
•	our ability to maintain our relationships with our vendors, suppliers, service providers, customers, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	the ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the possibility that the chapter 11 proceedings will disrupt or impede our international operations;
•	the ability of third parties to seek and obtain court approval to convert the chapter 11 proceedings to chapter 7 proceedings; and
•	the actions and decisions of our creditors and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.

Delays in any chapter 11 proceedings increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative publicity associated with any chapter 11 proceedings could adversely affect our relationships with our vendors, suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In particular, critical suppliers, vendors and customers may determine not to do business with us due to any chapter 11 proceedings. In addition, certain transactions may also require the consent of lenders under a debtor-in-possession financing. Also, during the pendency of any chapter 11 proceedings, we will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Additionally, losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract and maintain members of our management team, and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Because of the risks and uncertainties associated with a voluntary filing for relief under chapter 11 of the U.S. Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our chapter 11 proceedings may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

The negotiated terms of the RSA provide that the shares of our existing common stock will be cancelled in any chapter 11 proceedings and receive limited recovery.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. The negotiated terms of the RSA provide that the shares of our existing common stock will be cancelled in the chapter 11 proceedings and will be entitled to a limited recovery as specified therein. Any trading in shares of our common stock during the pendency of any chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common stock.

We may not be able to obtain confirmation of the Plan as contemplated by the negotiated terms of the RSA.

There can be no assurance that the Plan as contemplated in the negotiated terms of the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing creditors to agree to the exchange or modification of their claims as will be outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We may receive objections to confirmation of any plan of reorganization from various stakeholders in the chapter 11 proceedings including the lenders under the Multicurrency Facility Agreement and the Norwegian Facility Agreement. We cannot predict the impact that any objection or third party motion a chapter 11 proceeding may have on a Bankruptcy Court’s decision to confirm the Plan or our ability to complete the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Plan, as contemplated by the negotiated terms of the RSA, is not confirmed by the Bankruptcy Court, the parties to the RSA would have the right to terminate the RSA, and it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from chapter 11 or, if we do successfully reorganize, as to when we would emerge from chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the chapter 11 cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from a filing of voluntary relief under chapter 11 of the U.S. Bankruptcy Code, our historical financial information may not be indicative of our future financial performance.

Our capital structure will be significantly altered under the Plan (or any alternative plan of reorganization). Under fresh-start reporting rules that may apply to us upon the effective date of the Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the RSA has consumed, and any proceedings in connection with a voluntary filing for relief under chapter 11 of the U.S. Bankruptcy Code will consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Plan, as contemplated in the negotiated terms of the RSA, is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we could spend in bankruptcy or to assure parties in interest that the Plan will be confirmed. Any chapter 11 proceedings may involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the chapter 11 proceedings are protracted.

During the pendency of any chapter 11 proceedings, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations.

Trading in our securities is highly speculative and poses substantial risks. Under the negotiated terms of the RSA, the holders of our existing common stock will receive their pro rata share of common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity (as defined below) and warrants for up to 7.5% of the of the equity in the Reorganized GulfMark Equity, which interests could be further diluted by equity in the reorganized Company issuable under the proposed management incentive plan, or MIP, and upon exercise of the Reorganization Warrants (as defined below) contemplated by the Plan.

The negotiated terms of the RSA contemplate, among other things, that, (i) we will commence a $125 million Rights Offering, or Rights Offering, pursuant to which, subject to certain limitations, eligible Noteholders will have the right to purchase on the effective date of the Plan, their pro rata share of 60% of our common stock, or as applicable, the Jones Act Warrants (as defined below), or the Reorganized GulfMark Equity, subject to dilution by Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants, (ii) each holder of the Senior Notes will receive (subject to limitations regarding the Jones Act described below) its pro rata share of Reorganized GulfMark Equity representing in the aggregate 35.65% of Reorganized GulfMark Equity, subject to dilution by Reorganized GulfMark Equity issued or issuable under the MIP and the exercise of the Reorganization Warrants and (iii) all of our outstanding stock will be cancelled and each holder of our outstanding common stock. will receive its pro rata share (a) common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants, and (b) warrants for 7.5% of the equity in the reorganized company, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP, with a 7-year term and with an exercise price based on an equity value of $1 billion, or the Reorganization Warrants. The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. Accordingly, the recipients of common stock pursuant to the Plan or the Rights Offering who are non-U.S. holders may receive warrants to acquire common stock at an exercise price in a minimal amount in lieu of common stock, or the Jones Act Warrants.

If the Plan as contemplated in the negotiated terms of the RSA is confirmed, up to 7.5% of the Reorganized GulfMark Equity will be reserved for issuance as awards under a post-restructuring MIP. Issuances of Reorganized GulfMark Equity under the MIP and any exercises of the Reorganization Warrants for shares of Reorganized GulfMark Equity will dilute the voting power of the outstanding common stock GulfMark Offshore, Inc. and may adversely affect the trading price of such common stock.

Upon emergence from a filing of voluntary relief under chapter 11 of the U.S. Bankruptcy Code, the composition of our board of directors may change significantly.

Under the Plan as contemplated by the negotiated terms of the RSA, the composition of our board of directors may change significantly. Upon emergence, the board will be made up of seven directors selected by the Required Consenting Noteholders, including the Company’s Chief Executive Officer, which may include up to six board members that may be new to the company. The new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Assuming the Plan were effective as of the date hereof, it is estimated that a limited number of Noteholders who currently hold approximately 50% of the Senior Notes would own over 50% or more of our Reorganized GulfMark Equity. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of Reorganized GulfMark Equity. In addition, our significant concentration of share ownership may adversely affect the trading price of our Reorganized GulfMark Equity because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Restructuring and expect that we will continue to incur significant professional fees and costs throughout any chapter 11 proceedings. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to any chapter 11 proceedings, allow us to proceed with the confirmation of any chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate the Plan or any other chapter 11 plan of reorganization, and (v) the cost, duration and outcome of the chapter 11 proceedings.

The Plan and any other plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Plan may be unsuccessful in its execution.

The Plan and any other plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and access financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, the Plan and any other plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be subject to claims that will not be discharged in any chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business and our financial condition and results of operations on a post-reorganization basis.

Even if a chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan or any other chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Transfers or issuances of our equity before or in connection with chapter 11 proceedings may impair our ability to utilize our tax loss and credit carryforwards in future years.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years and reduce any resulting tax liability by tax credits carried forward from prior years. We had net operating loss carryforwards of approximately $160 million and certain other beneficial tax attributes, including foreign tax credits, as of December 31, 2016. We believe that our consolidated group will generate additional tax losses and credits for the 2017 tax year.  Our ability to utilize our tax loss and credit carryforwards to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If we experience an "ownership change", as defined in section 382 of the Internal Revenue Code, then our ability to use our tax losses and credits may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, an "ownership change" of a corporation occurs if one or more stockholders owning 5% or more of the corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", the amount of its tax losses and credits that may be utilized to offset future taxable income or to reduce its tax liability generally is subject to an annual limitation. We expect to request that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an "ownership change" prior to our restructuring in any chapter 11 proceedings.  Upon the implementation of a plan of reorganization, it is likely that the amount of our tax losses and tax credits will be reduced due to the discharge of indebtedness and that an "ownership change" will occur such that any remaining tax loss and credit carryforwards that may be utilized to offset future taxable income or to reduce any tax liability will be subject to an annual limitation.

There can be no assurance that we will be able to meet the requirements under the proposed terms of a Backstop Commitment Agreement.

We have reached an agreement in principle on a backstop commitment agreement, or the Backstop Commitment Agreement, pursuant to which certain of the Noteholders, or, collectively, the Commitment Parties, among other things, will agree to backstop the Rights Offering, or the Backstop Commitments. The Backstop Commitment Agreement is subject to negotiation, execution and delivery of definitive documents and certain conditions. In particular, the Backstop Commitment Agreement contemplates that if a Commitment Party fails to fund such Commitment Party’s Backstop Commitment in accordance with the Backstop Commitment Agreement, there can be no assurance that the Rights Offering will be consummated. Consummation of the transactions contemplated under the Backstop Commitment Agreement will be a condition precedent to effectiveness of the Plan. If the Backstop Commitment Agreement is terminated prior to the Plan becoming effective, we may not be able to consummate the Plan.

ITEM 6.	EXHIBITS

Exhibits

See the Exhibit Index for list of Exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: May 10, 2017

EXHIBIT INDEX
Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

3.2	Bylaws, as amended	Exhibit 3.1 to our current report on Form 8-K filed on March 22, 2017

10.1	Agreement dated March 8, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.1 to our current report on Form 8-K filed on March 14, 2017

10.2	Support Agreement dated March 14, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.39 to our annual report on Form 10-K filed March 17, 2017

10.3	Form of Key Employee Retention Bonus Agreement dated effective March 13, 2017 between GulfMark Offshore, Inc. and named executive officers of GulfMark Offshore, Inc.	Exhibit 10.1 to our current report on Form 8-K filed on March 17, 2017

10.4	Agreement dated March 17, 2017 among GulfMark Offshore, Inc., GulfMark Rederi AS, GulfMark UK Ltd and The Royal Bank of Scotland plc, as lead arranger and lender	Exhibit 10.1 to our current report on Form 8-K filed on March 22, 2017

10.5	Change of Control Agreement dated March 17, 2017 and effective January 1, 2017 between GulfMark Offshore, Inc. and Cindy Muller	Filed herewith

10.6	Forbearance Agreement dated April 14, 2017 among GulfMark Offshore, Inc. and certain Holders of the Senior Notes	Exhibit 10.1 to our current report on Form 8-K filed on April 17, 2017

10.7	Extension Agreement dated April 14, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.2 to our current report on Form 8-K filed on April 17, 2017

10.8	Support Agreement dated April 14, 2017 among GulfMark Offshore, Inc., GulfMark Rederi AS, GulfMark UK Ltd. and DNB Bank ASA	Exhibit 10.3 to our current report on Form 8-K filed on April 17, 2017

10.9	First Amendment to Forbearance Agreement dated April 28, 2017 among GulfMark Offshore, Inc. and certain Holders of the Senior Notes	Exhibit 10.1 to our current report on Form 8-K filed on April 28, 2017

10.10	RBS Extension Agreement dated April 28, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.2 to our current report on Form 8-K filed on April 28, 2017

10.11	DNB Extension Agreement dated April 28, 2017 among GulfMark Offshore, Inc., GulfMark Rederi AS, GulfMark UK Ltd. And DNB Bank ASA	Exhibit 10.3 to our current report on Form 8-K filed on April 28, 2017

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.