Form 10-Q
period 2017-06-30
GULFMARK OFFSHORE INC
filed 2017-08-09
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of August 8, 2017: 27,999,661.

GulfMark Offshore, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

●

our ability to obtain Bankruptcy Court (as defined below) approval with respect to motions or other requests made to the Bankruptcy Court in our Bankruptcy Case (as defined below), including maintaining strategic control as debtor-in-possession;

●	our ability to negotiate, develop, confirm and consummate a plan of reorganization (including the Plan, as defined below);
●

the effects of our Bankruptcy Case on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

●	the effects of our Bankruptcy Case on our company and on the interests of various constituents, including holders of our common stock and debt instruments;
●	Bankruptcy Court rulings in our Bankruptcy Case as well as the outcome of all other pending litigation and the outcome of the Bankruptcy Case in general;
●	the length of time that we will operate under chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
●	risks associated with third-party motions in the Bankruptcy Case, which may interfere with our ability to confirm and consummate a plan of reorganization and restructuring generally;
●	increased advisory costs to execute a plan of reorganization;
●	the impact of the delisting of our common stock by the New York Stock Exchange on the liquidity and market price of our common stock and on our ability to access the public capital markets;
●

our ability to continue as a going concern in the long term, including our ability to confirm a plan of reorganization that restructures our debt obligations to address our liquidity issues and allows emergence from our Bankruptcy Case;

●	our ability to access adequate debtor-in-possession financing or use cash collateral;
●	the potential adverse effects of our Bankruptcy Case on our liquidity, results of operations, or business prospects;
●	our ability to execute our business and restructuring plan;
●	increased administrative and legal costs related to our Bankruptcy Case and other litigation and the inherent risks involved in a bankruptcy process;

●	the cost, availability and access to capital and financial markets, including the ability to secure new financing after emerging from our Bankruptcy Case;
●	tax planning;
●	market conditions and the effect of such conditions on our future results of operations;
●	demand for marine supply and transportation services;
●	supply of vessels and companies providing services;
●	future capital expenditures and budgets for capital and other expenditures;
●	sources and uses of and requirements for financial resources;
●	market outlook;
●	operations outside the United States;
●	contractual obligations;
●	cash flows and contract backlog;
●	timing and cost of completion of vessel upgrades, construction projects and other capital projects;
●	asset impairments and impairment evaluations;
●	assets held for sale;
●	business strategy;
●	growth opportunities;
●	competitive position;
●	expected financial position;
●	interest rate and foreign exchange risk;
●	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
●	timing and duration of required regulatory inspections for our vessels;
●	plans and objectives of management;
●	effective date and performance of contracts;
●	outcomes of legal proceedings;
●	compliance with applicable laws;
●	declaration and payment of dividends; and
●	availability, limits and adequacy of insurance or indemnification.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,117	$8,822
Trade accounts receivable, net of allowance for doubtful accounts of $3,347 and $2,482, respectively	20,954	22,043
Other accounts receivable	7,557	7,650
Inventory	7,506	7,465
Prepaid expenses	6,290	3,799
Restricted cash	3,460	-
Other current assets	2,271	3,110
Total current assets	62,155	52,889

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $498,847 and $468,817, respectively	1,004,972	970,522
Construction in progress	1,605	24,698
Deferred costs and other assets	2,761	5,794
Total assets	$1,071,493	$1,053,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$117,156	$483,326
Debtor in possession financing	17,000	-
Accounts payable	8,729	11,666
Income and other taxes payable	3,788	3,678
Accrued personnel costs	9,514	9,109
Accrued interest expense	755	8,163
Other accrued liabilities	4,882	9,305
Total current liabilities	161,824	525,247

Long-term income taxes:
Deferred income tax liabilities	124,581	58,094
Other income taxes payable	17,763	17,768
Other liabilities	3,235	3,173
Total liabilities not subject to compromise	307,403	604,282
Liabilities subject to compromise	448,124	-
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 29,629 and 29,104 shares issued and 27,957 and 27,122 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	289	278
Additional paid-in capital	400,397	411,983
Retained earnings	81,775	241,207
Accumulated other comprehensive income (loss)	(125,611)	(148,402)
Treasury stock, at cost	(50,148)	(64,580)
Deferred compensation expense	9,264	9,135
Total stockholders' equity	315,966	449,621
Total liabilities and stockholders' equity	$1,071,493	$1,053,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)

Revenue	$24,641	$30,487	$49,000	$69,281
Costs and expenses:
Direct operating expenses	19,384	20,932	38,559	44,667
Drydock expense	1,654	63	4,556	890
General and administrative expenses	8,804	8,854	18,381	18,642
Pre-petition restructuring charges	11,933	-	17,787	-
Depreciation and amortization	13,578	14,911	27,148	30,950
Impairment charges	-	46,151	-	162,808
(Gain) loss on sale of assets and other	(32)	5,914	5,241	5,918
Total costs and expenses	55,321	96,825	111,672	263,875
Operating loss	(30,680)	(66,338)	(62,672)	(194,594)
Other income (expense):
Interest expense	(5,716)	(8,991)	(24,152)	(17,388)
Interest income	9	35	16	75
Gain on extinguishment of debt	-	25,792	-	35,912
Reorganization items	(5,094)	-	(5,094)	-
Foreign currency transaction loss and other	(204)	(1,083)	(391)	(1,127)
Total other income (expense)	(11,005)	15,753	(29,621)	17,472
Loss before income taxes	(41,685)	(50,585)	(92,293)	(177,122)
Income tax benefit	1,138	3,005	(73,069)	38,360
Net loss	$(40,547)	$(47,580)	$(165,362)	$(138,762)
Loss per share:
Basic	$(1.58)	$(1.90)	$(6.50)	$(5.55)
Diluted	$(1.58)	$(1.90)	$(6.50)	$(5.55)
Weighted average shares outstanding:
Basic	25,583	25,077	25,442	24,985
Diluted	25,583	25,077	25,442	24,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net loss	$(40,547)	$(47,580)	$(165,362)	$(138,762)
Comprehensive income (loss):
Foreign currency translation gain (loss)	16,225	(25,457)	22,791	(22,199)
Total comprehensive income (loss)	$(24,322)	$(73,037)	$(142,571)	$(160,961)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(In thousands)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2016	$278	$411,983	$241,207	$(148,402)	(2,586)	$(64,580)	$9,135	$449,621
Net loss	-	-	(165,362)	-	-	-	-	(165,362)
Issuance of common stock and other	11	2,883	-	-	-	-	-	2,894
Treasury stock	-	-	-	-	310	14,561	-	14,561
Deferred compensation plan	-	(14,469)	-	-	(415)	(129)	129	(14,469)
Stock compensation tax adjustment	-	-	5,930	-	-	-	-	5,930
Translation adjustment	-	-	-	22,791	-	-	-	22,791
Balance at June 30, 2017	$289	$400,397	$81,775	$(125,611)	(2,691)	$(50,148)	$9,264	$315,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(165,362)	$(138,762)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	27,148	30,950
Amortization of stock-based compensation	1,896	2,731
Amortization of deferred financing costs	10,279	2,127
Provision for doubtful accounts receivable, net of write-offs	801	23
Impairment charges	-	162,808
Loss on sale of assets	5,241	5,918
Gain on extinguishment of debt	-	(35,912)
Deferred income tax expense (benefit)	73,107	(38,600)
Foreign currency transaction (gain) loss	380	1,066
Change in operating assets and liabilities:
Accounts receivable	1,072	11,306
Prepaids and other	(4,891)	406
Accounts payable	(3,202)	294
Other accrued liabilities and other	11,076	(8,638)
Net cash used in operating activities	(42,455)	(4,283)
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(24,663)	(13,638)
Proceeds from disposition of vessels and equipment	3,032	1,429
Net cash used in investing activities	(21,631)	(12,209)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facilities	58,443	39,194
Proceeds from borrowings under DIP financing facility	17,000
Repayment of secured credit facilities	(2,000)	(33,448)
Debt issuance costs	-	(831)
Other financing costs	(4,299)	-
Proceeds from issuance of stock	-	227
Net cash provided by financing activities	69,144	5,142
Effect of exchange rate changes on cash	237	58
Net (decrease) increase in cash and cash equivalents	5,295	(11,292)
Cash and cash equivalents at beginning of period	8,822	21,939
Cash and cash equivalents at end of period	$14,117	$10,647
Supplemental cash flow information:
Interest paid, net of interest capitalized	$2,590	$16,073
Income taxes paid, net	1,129	1,691
Restructuring costs paid	5,094	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)	GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Bankruptcy Filing

On May 17, 2017, GulfMark Offshore, Inc., or the Debtor, filed a voluntary petition for relief, or the Petition, and commenced a case, or the Bankruptcy Case, under chapter 11, or Chapter 11, of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to pursue a proposed plan of reorganization which, as amended, we refer to as the Plan. The Bankruptcy Case is being administered under the caption In re GulfMark Offshore, Inc. No trustee has been appointed and we will continue to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we have obtained approval from the Bankruptcy Court for a variety of “first day” motions, including authority to maintain bank accounts and other customary relief. A summary of the key features of the Plan is included below in Note 2.

The Plan is subject to acceptance by the Debtor’s creditors (as and to the extent required under the Bankruptcy Code) and confirmation by the Bankruptcy Court. Information contained in the Plan and the disclosure statement dated June 26, 2017 relating to the Plan is subject to change, whether as a result of amendments to the Plan, third-party actions, or otherwise.

Bankruptcy Accounting

The unaudited condensed consolidated financial statements included herein have been prepared as if we were a going concern and reflect the application of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 852 “Reorganizations,” or ASC 852. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on our consolidated balance sheet at June 30, 2017. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ equity accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business.

Restricted cash

As a result of the bankruptcy, certain customers and financial institutions have required us to cash collateralize certain performance and transaction obligations. The accounts that hold this cash are under our control but use of the cash is restricted until we have completed the obligations. These amounts are separated from cash and included in restricted cash in our balance sheet.

Earnings Per Share

Basic Earnings Per Share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed using the treasury stock method for Class A Common Stock equivalents.

(2) Bankruptcy and Related Matters

As described in Note 1, on May 17, 2017, the Debtor filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The commencement of the Bankruptcy Case constituted an event of default that accelerated the Debtor’s obligations under the Indenture, dated as of March 12, 2012, by and between the Debtor, as issuer, and U.S. Bank National Association, as trustee, with respect to the Senior Notes referred to below. In addition, the commencement of the Bankruptcy Case constituted an event of default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement referred to below.

Restructuring Support Agreement

On May 15, 2017, the Debtor entered into a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 50% of the aggregate outstanding principal amount of the Debtor’s unsecured 6.375% senior notes due 2022, or the Senior Notes, to support a restructuring on the terms of the Plan. The RSA provides that, among other things, we will commence a $125 million rights offering, or the Rights Offering, and that:

●

The Debtor will commence the $125 million Rights Offering, pursuant to which (subject to limitations regarding the Jones Act described below), eligible Noteholders will have the right to purchase on the effective date of the Plan, or the Effective Date, their pro rata share of 60% of the Debtor’s common stock, or as applicable, the Jones Act Warrants (as defined below), or the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the proposed management incentive plan, or the MIP, and upon exercise of the Reorganization Warrants (as defined below). The Rights Offering will be backstopped by certain of the Noteholders for a 6.0% commitment premium paid in the form of 3.6% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants.

●

Each holder of the Senior Notes will receive (subject to limitations regarding the Jones Act described below) its pro rata share of the Reorganized GulfMark Equity representing in the aggregate 35.65% of Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants.

●

The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. Accordingly, the creditors who are recipients of common stock pursuant to the Plan or the Rights Offering who are non-U.S. holders may receive warrants to acquire common stock at an exercise price in a minimal amount in lieu of common stock, or the Jones Act Warrants.

●

All outstanding common stock of the Debtor will be cancelled and each holder of outstanding common stock of the Debtor will receive its pro rata share of (a) common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants, and (b) warrants for 7.5% of the equity in the reorganized Debtor, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP, with a 7-year term and with an exercise price based on an equity value of $1 billion, or the Reorganization Warrants.

●	The Debtor will seek to obtain debtor-in-possession financing pursuant to terms and conditions that are reasonably acceptable to the Debtor and Requisite Noteholders (as defined in the RSA).

●

Holders of allowed claims arising under the Debtor’s proposed debtor-in-possession financing facility, administrative expense claims, priority tax claims, other priority claims, and other secured claims of the Debtor will receive in exchange for their claims payment in full in cash or otherwise have their rights unimpaired under title 11 of the Bankruptcy Code. The Debtor will continue to pay any general unsecured claims in the ordinary course of business.

The RSA includes covenants on the part of the Debtor and the Noteholders, including that the Noteholders vote in favor of the Plan and otherwise facilitate the restructuring contemplated by the RSA. The RSA also includes rights of termination by each party upon the occurrence of certain events, including without limitation our failure to achieve certain milestones.

The Plan provides that the guaranty claims of the lender under our Secured Revolving Credit Facility Agreement, dated December 27, 2012, in the original aggregate principal amount of NOK 600,000,000, as amended, supplemented and/or restated from time to time, or the Norwegian Facility Agreement, among the Debtor, as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, or Rederi, as the borrower, our other subsidiaries party thereto and DNB Bank ASA, or the Norwegian Lender, will receive, on the Effective Date of the Plan, payment in cash in an amount equal to the allowed amount of guaranty claims, except to the extent that the lender agrees to a less favorable treatment. See “DNB Second Amendment and Restatement Agreement” below.

In addition, the Plan provides that, on the Effective Date of the Plan, or as soon as reasonably practicable thereafter, the Debtor (or its designee) or the reorganized Debtor (or its designee), as applicable, will pay in full in cash the allowed guaranty claims of the lenders under our secured Multicurrency Facility Agreement, dated as of September 26, 2014, as amended, supplemented and/or restated from time to time, or the Multicurrency Facility Agreement, among the Debtor, as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Americas, Inc., or GulfMark Americas, as the borrower, a group of financial institutions as the lenders and The Royal Bank of Scotland plc, as agent for the lenders, or the Agent, less any amounts that may have been paid to satisfy obligations under the Multicurrency Facility Agreement by any of the obligors under the Multicurrency Facility Agreement prior to the Effective Date, except as otherwise agreed by the Agent and the Debtor (with consent of the Required Consenting Noteholders (as defined in the Plan)).

Backstop Commitment Agreement

On May 15, 2017, the Debtor entered into a backstop commitment agreement, or the Backstop Commitment Agreement, pursuant to which certain of the Noteholders agreed to backstop the Rights Offering contemplated in the RSA, or the Backstop Commitments. Pursuant to the Backstop Commitment Agreement, each of the holders of a Backstop Commitment party to the Backstop Commitment Agreement, or the Commitment Parties, severally and not jointly, agree to fully participate in the Rights Offering and purchase the Reorganized GulfMark Equity in accordance with the percentages set forth in the Backstop Commitment Agreement to the extent unsubscribed under the Rights Offering. In addition, to compensate the Commitment Parties for the risk of their undertakings and as consideration for the Backstop Commitments, the Debtor will pay the Commitment Parties, subject to approval by the Bankruptcy Court, in the aggregate, on the Effective Date, a backstop commitment premium in an amount equal to $7,500,000 in the form of Reorganized GulfMark Equity.

The Backstop Commitment Agreement is terminable by the Debtor and/or the Requisite Commitment Parties (as defined in the Backstop Commitment Agreement) under several conditions, including failure to achieve certain milestones or the termination of the RSA. The Debtor is also required to pay a termination fee in the amount of $7,500,000 in cash to the Commitment Parties if the Backstop Commitment Agreement is terminated for certain events.

Intercompany DIP Credit Agreement

On May 18, 2017, the Debtor entered into the Senior Secured Super-Priority Debtor In Possession Credit Agreement, or the Intercompany DIP Agreement, among the Debtor, as the borrower, Rederi, a wholly-owned subsidiary of the Debtor, as the lender, and the Norwegian Lender, as issuing bank.  Pursuant to the Intercompany DIP Agreement, Rederi has made available to the Debtor a senior secured super-priority term loan facility of up to $35 million to allow the Debtor to continue to operate its business and manage its properties as a debtor and a debtor-in-possession pursuant to the Debtor’s filing of the Petition.  The Debtor has requested that the Norwegian Lender issue letters of credit from time to time, to be cash collateralized using the proceeds of the term loans under the Intercompany DIP Agreement. As security for the loans under the Intercompany DIP Agreement, the Debtor has pledged 65% of its equity interests in GulfMark Capital, LLC, GulfMark Foreign Investments LLC and GM Offshore, Inc., each a wholly-owned domestic subsidiary of the Debtor.

DNB Second Amendment and Restatement Agreement

In order to provide funds to Rederi for purposes of making loans to the Debtor under the Intercompany DIP Agreement, on May 18, 2017, Rederi entered into the Second Amendment and Restatement Agreement, or the DNB Second Amendment and Restatement Agreement, among Rederi, as borrower, the other loan parties party thereto, the financial institutions listed therein as lenders, and the Norwegian Lender, as arranger and agent. Pursuant to the DNB Second Amendment and Restatement Agreement, the parties amended and restated the Norwegian Facility Agreement. We refer to the Norwegian Facility Agreement, as amended and restated by the DNB Second Amendment and Restatement Agreement, as the Amended and Restated Norwegian Facility. Pursuant to the Amended and Restated Norwegian Facility, the Norwegian Lender agreed to make available to Rederi an additional $35 million senior secured term loan facility, or the Term Loan Facility.  To secure the Term Loan Facility, Rederi, a wholly-owned subsidiary of GulfMark Norge AS, or the Norwegian Parent, and GulfMark UK Ltd., or the UK Guarantor, a wholly-owned subsidiary of GulfMark North Sea Limited, or the UK Parent, agreed to place mortgages in favor of the Norwegian Lender on certain additional previously unencumbered vessels owned by Rederi and certain other subsidiaries of the Debtor. In addition, the UK Parent and the Norwegian Parent pledged their shares in the UK Guarantor and Rederi, respectively, to the Norwegian Lender.

Multicurrency Facility Agreement Forbearance Agreement

On June 26, 2017, GulfMark Americas and GulfMark Management, Inc., or GulfMark Management, each a subsidiary of the Debtor, entered into a forbearance agreement, or the RBS Forbearance Agreement, with The Royal Bank of Scotland plc, as Agent, relating to the Multicurrency Facility Agreement. Pursuant to the RBS Forbearance Agreement, the Agent agreed to waive the defaults and events of default specified in the RBS Forbearance Agreement and to forbear from exercising any rights or remedies under the Multicurrency Facility Agreement as a result of any such defaults and events of default specified in the RBS Forbearance Agreement until the earlier of (x) the occurrence of any of the early termination events specified in the RBS Forbearance Agreement, (y) the effectiveness of the Plan (including all exhibits and schedules thereto, and as amended, modified or supplemented solely in accordance with the RBS Forbearance Agreement) and (z) September 4, 2017. In addition, the Agent agreed in the RBS Forbearance Agreement that during such period the provision in the Multicurrency Facility Agreement that would result in an automatic acceleration of the outstanding obligations, termination of the lending commitments and a requirement to cash-collateralize letters of credit as specified in the RBS Forbearance Agreement shall not apply.

 Liabilities Subject to Compromise

As a result of the filing of the Petition, the payment of pre-petition indebtedness is subject to compromise or other treatment under the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Debtor authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtor’s businesses and assets. Among other things, the Bankruptcy Court authorized the Debtor to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business.

The Debtor has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims, the Debtor has notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court, which deadline has passed. The Debtor’s liabilities subject to compromise represent the Debtor’s current estimate of claims expected to be allowed under the Plan. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

Liabilities subject to compromise are included in our unaudited condensed consolidated balance sheet in the amount of $448.1 million, consisting of the Senior Notes in the aggregate principal amount of $429.6 million and accrued interest through the date of the Petition on the Senior Notes in the amount of $18.5 million. See Note 5 for a description of the Senior Notes.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the Bankruptcy Case filing directly resulting from such filing and consist primarily of professional fees for bankers, attorneys and accountants totaling $5.1 million during the three months ended June 30, 2017.

Financial Statements of the Debtor

In accordance with the requirements of ASC 852, the following are condensed financial statements of the Debtor:

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION)

UNAUDITED CONDENSED BALANCE SHEET

June 30,
2017
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,007
Prepaid expenses	1,641
Total current assets	5,648

Intercompany notes and other receivables	418,665
Investments in subsidiaries	286,164

Total assets	$710,477
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debtor in possession financing	$10,000
Accounts payable	369
Accrued personnel costs	5,004
Other accrued liabilities	588
Total current liabilities	15,961
Deferred income tax liabilities	111,330
Liabilities subject to compromise	448,124
Stockholders' equity	135,062
Total liabilities and stockholders' equity	$710,477

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
	(In thousands)
Revenue	$-	$-
Costs and expenses:
General and administrative expenses	1,486	3,389
Pre-petition restructuring charges	11,716	17,569
Total costs and expenses	13,202	20,958
Operating loss	(13,202)	(20,958)
Other income (expense):
Interest expense	(3,910)	(17,219)
Interest income	2,507	5,183
Reorganization items	(1,902)	(1,902)
Foreign currency transaction loss and other	(8)	(9)
Total other income (expense)	(3,313)	(13,947)
Loss before income taxes	(16,515)	(34,905)
Income tax expense	(6,319)	(84,091)
Net loss	$(22,834)	$(118,996)

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended
June 30,
2017
(In thousands)
Cash flows from operating activities:
Net loss	$(118,996)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization of stock-based compensation	1,464
Amortization of deferred financing costs	6,471
Deferred income tax expense	84,091

Change in operating assets and liabilities:
Accounts receivable	25
Prepaids and other	(1,144)
Accounts payable	(26)
Other accrued liabilities and other, including intercompany activity	22,120
Net cash used in operating activities	(5,995)
Cash flows from financing activities:
Proceeds from intercompany DIP financing	10,000
Net cash provided by financing activities	10,000

Net increase in cash and cash equivalents	4,005
Cash and cash equivalents at beginning of period	2
Cash and cash equivalents at end of period	$4,007

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

Beginning in late 2014, oil prices declined significantly. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices recovered over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel in the fourth quarter of 2016. However, prices have since declined and continue to be volatile and are subject to significant uncertainty. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016. The impairment charge consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and included vessels under construction, and $19.6 million in connection with our Southeast Asia segment. We also performed an evaluation for impairment for each of our asset groups in the first and second quarters of 2017, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated.

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

Interest is capitalized in connection with the construction of vessels. During the six months ended June 30, 2017, we capitalized $0.1 million of interest, all in the first quarter. Since we took delivery of the last of the new build vessels we had under construction during the first quarter of 2017, no further interest was capitalized during the second quarter of 2017. During the three and six months ended June 30, 2016, we capitalized $0.7 million and $1.7 million of interest, respectively.

In the first quarter of 2016, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we had the right to elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder would retain the vessel. On May 8, 2017, we advised the shipbuilder that we had elected not to take delivery. We have no other vessels under construction as of June 30, 2017.

During the first quarter of 2017 we took delivery of a vessel built in Norway and paid a final installment on delivery of 195.0 million NOK (approximately $23.3 million).

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

(1) LgPSV - Large Platform Supply Vessel

(2) FSV - Fast Supply Vessel

(3) BHP - Brake Horsepower

(4) DWT - Deadweight Tons

(5)	DEBT

Our debt at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Senior Notes Due 2022	$-	$429,640
Multicurrency Facility Agreement	72,000	49,000
Norwegian Facility Agreement	45,156	11,157
Debtor in possession financing component of Amended and Restated Norwegian Facility	17,000	-
	134,156	489,797
Debt Premium	-	423
Debt Issuance Costs Associated with the Senior Notes	-	(6,894)
Total	$134,156	$483,326

As described further in this Note 5, the Senior Notes in the aggregate principal amount of $429.6 million have been reclassified as liabilities subject to compromise.

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2017	-
2018	-
2019	134,156
2020	-
2021	-
Thereafter	-
Total	$134,156

Our consolidated financial statements as of and for the three and six months ended June 30, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements. However, for the reasons described in Note 2, indebtedness with the stated maturities as summarized above is classified as a current liability at June 30, 2017 and at December 31, 2016.

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

In conjunction with the Senior Notes offering, we incurred a total of $12.7 million in debt issuance costs, of which $6.7 million remained unamortized at March 31, 2017. We also sold the Senior Notes at a premium, of which $0.4 million remained unamortized at March 31, 2017. As of March 31, 2017, based on negotiations that were underway with holders of our Senior Notes, it became evident that the restructuring of our capital structure would not include a restructuring of the Senior Notes, and that the Senior Notes, as demand obligations, would not be repaid under the terms of the Senior Note indentures in the ordinary course of business. As a result, on March 31, 2017, we accelerated the amortization of the debt premium and debt issuance costs, fully amortizing such amounts as of March 31, 2017.

In December 2015, we repurchased in the open market $1.0 million face value of the Senior Notes leaving $499.0 million aggregate principal amount of the Senior Notes outstanding at December 31, 2015. In the first quarter of 2016, we repurchased in the open market $20.0 million face value of Senior Notes leaving $479.0 million aggregate principal amount outstanding at March 31, 2016. We recorded a gain totaling approximately $10.1 million upon the repurchase of Senior Notes in the first quarter of 2016, which gain is included in other income and expense in our consolidated statements of operations. In the year ended December 31, 2016, we repurchased in the open market a total of $69.4 million face value of the Senior Notes and recorded gains totaling approximately $35.9 million. The open market repurchases reduced the aggregate principal amount of Senior Notes outstanding to $429.6 million.

We did not pay the $13.7 million interest payment due March 15, 2017 on our Senior Notes. Our failure to pay this amount on April 14, 2017 within the 30-day grace period to make such payment resulted in an event of default under the indenture governing the Senior Notes, resulting in a cross-default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement. On April 14, 2017, we entered into a forbearance agreement with certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners, or the Holders, of in excess of 50% of the aggregate principal amount of Senior Notes outstanding, pursuant to which each Holder agreed during the “Forbearance Period,” subject to certain conditions, not to enforce any of the rights and remedies available to the Holders or the trustee under the indenture or the Senior Notes, solely with respect to our failure to make the interest payment due on March 15, 2017 on the Senior Notes. The “Forbearance Period” was subsequently extended until the earlier of May 12, 2017 and the occurrence of any of the specified early termination events described therein.

Subsequently, on May 17, 2017, as described in more detail in Notes 1 and 2, we filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The commencement of the Bankruptcy Case constitutes an event of default that accelerated the Debtor’s obligations under the Indenture, dated as of March 12, 2012, by and between the Debtor, as issuer, and U.S. Bank National Association, as trustee, with respect to the Senior Notes. Any efforts to enforce such payment obligations under the Senior Notes were automatically stayed as a result of the filing of the Petition and the holders’ rights of enforcement in respect of the Senior Notes are subject to the applicable provisions of the Bankruptcy Code. In conjunction with the filing of the Petition, we entered into the RSA with the Noteholders holding approximately 50% of the aggregate outstanding principal amount of the Senior Notes. The RSA contemplates that, among other things, we will commence the Rights Offering. We have also entered into the Backstop Commitment Agreement with the Noteholders, pursuant to which the Commitment Parties agree to backstop the Rights Offering. The RSA and the Backstop Commitment Agreement are more fully described in Note 2.

As a result of filing the Petition and entering into the RSA, we have reclassified the amounts outstanding under the Senior Notes, including all interest accrued through the date of the Petition, to liabilities subject to compromise. Liabilities subject to compromise are included in our unaudited condensed consolidated balance sheet in the amount of $448.1 million, consisting of the Senior Notes in the amount of $429.6 million and accrued interest through the date of the Bankruptcy Case filing in the amount of $18.5 million.

Multicurrency Facility Agreement

We are party to the Multicurrency Facility Agreement, which has a scheduled maturity date of September 26, 2019 and commits the lenders to provide revolving loans of up to $100.0 million at any one time outstanding, subject to certain terms and conditions set forth in the Multicurrency Facility Agreement, and contains a sublimit of $25.0 million for swingline loans and a sublimit of $5.0 million for the issuance of letters of credit. Revolving loans drawn under the Multicurrency Facility Agreement and denominated in U.S. Dollars accrue interest at the London Interbank Offered Rate, or LIBOR, plus an applicable margin which may range from 2.75% to 4.00%, while swingline loans drawn under the Multicurrency Facility Agreement accrue interest at the alternate base rate. The applicable margin is determined by reference to the capitalization ratio calculated as of the last day of the most recent fiscal quarter. The applicable interest rate for overdue amounts increases by an additional 2.00%. The fee for unused commitments is 1.25% per annum. We are subject to certain financial and other covenants and other obligations under the Multicurrency Facility Agreement. Please see Note 6 to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the obligations under our Multicurrency Facility Agreement. On March 8, 2017, we entered into an agreement with the Agent under our Multicurrency Facility Agreement pursuant to which the lenders extended additional revolving loans in the aggregate principal amount of $10.0 million on March 8, 2017. The agreement prohibits us from requesting any additional loans under the Multicurrency Facility Agreement without the prior written consent of the Agent (acting upon the instruction of all the lenders following unanimous consent).

The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 included an uncertainty paragraph arising from the substantial doubt about our ability to continue as a going concern. Our failure to deliver an unqualified audit opinion from our auditors that is not subject to a going concern or like qualification or exception constituted an event of default under the Multicurrency Facility Agreement, allowing the lenders thereunder to cancel their commitments, accelerate the indebtedness thereunder and exercise remedies with respect to the collateral securing the Multicurrency Facility Agreement, likewise causing a cross-default under the Norwegian Facility Agreement absent a waiver or forbearance from the lenders under the Multicurrency Facility Agreement. In addition, the commencement of the Bankruptcy Case constituted an event of default under the Multicurrency Facility Agreement.

On March 14, 2017, we entered into a support agreement with the Agent in which the lenders agreed to waive certain existing or anticipated defaults or events of default under the Multicurrency Facility Agreement and forbear from exercising rights or remedies under the related finance documents as a result therefrom for a limited support period. We subsequently entered into agreements with the Agent extending such support period as of April 14, 2017, April 28, 2017 and May 12, 2017. On May 19, 2017, GulfMark Americas and GulfMark Management entered into a forbearance agreement with the Agent pursuant to which the Agent agreed to waive the defaults and events of default specified therein and to forbear from exercising any rights or remedies under the Multicurrency Facility Agreement as a result of any such defaults and events of default for a limited period and to rescind, on a retrospective basis, during such period the provision in the Multicurrency Facility Agreement that results in an automatic acceleration of the outstanding obligations, termination of the lending commitments and a requirement to cash-collateralize letters of credit in connection with the event of default arising as a result of the Debtor’s filing of the Petition. Such forbearance agreement was subsequently extended as of May 31, 2017 and June 16, 2017.

On June 26, 2017, GulfMark Americas and GulfMark Management entered into the RBS Forbearance Agreement with the Agent relating to the Multicurrency Facility Agreement. Pursuant to the RBS Forbearance Agreement, the Agent agreed to waive the defaults and events of default specified in the RBS Forbearance Agreement and to forbear from exercising any rights or remedies under the Multicurrency Facility Agreement as a result of any such defaults and events of default specified in the RBS Forbearance Agreement until the earlier of (x) the occurrence of any of the early termination events specified in the RBS Forbearance Agreement, (y) the effectiveness of the Plan (including all exhibits and schedules thereto, and as amended, modified or supplemented solely in accordance with the RBS Forbearance Agreement) and (z) September 4, 2017. In addition, the Agent agreed in the RBS Forbearance Agreement that during such period the provision in the Multicurrency Facility Agreement that would result in an automatic acceleration of the outstanding obligations, termination of the lending commitments and a requirement to cash-collateralize letters of credit as specified in the RBS Forbearance Agreement shall not apply.

We had unamortized fees paid to the arrangers, the Agent and the security trustee totaling $2.3 million at March 31, 2017, which fees were amortized into interest cost on a straight-line basis over the life of the Multicurrency Facility Agreement. As of March 31, 2017, based on negotiations that were underway with the lenders, it became evident that the restructuring of our capital structure would not include a restructuring of the Multicurrency Facility Agreement, and that the Multicurrency Facility Agreement, as a demand obligation, would not be repaid under the terms of the Multicurrency Facility Agreement in the ordinary course of business. As a result, on March 31, 2017, we accelerated the amortization of debt issuance costs, fully amortizing such amounts as of March 31, 2017.

The Multicurrency Facility Agreement is secured by 24 vessels owned by GulfMark Americas. The collateral that secures the loans under the Multicurrency Facility Agreement may also secure all of GulfMark Americas’ obligations under any hedging agreements between GulfMark Americas and any lender or other hedge counterparty to the Multicurrency Facility Agreement.

The Debtor unconditionally guaranteed all existing and future indebtedness and liabilities of GulfMark Americas arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of GulfMark Americas arising under any hedging arrangements. At June 30, 2017, we had $72.0 million borrowed and outstanding under the Multicurrency Facility Agreement and the weighted average interest rate on our outstanding borrowings under the Multicurrency Facility Agreement was 5.13%.

Norwegian Facility Agreement

Under the Amended and Restated Norwegian Facility, the Norwegian Lender has agreed to provide certain loans up to an aggregate principal amount equal to the sum of $55.0 million and NOK 210.0 million (or approximately $25.6 million at June 30, 2017) at any one time outstanding, subject to certain terms and conditions. The Amended and Restated Norwegian Facility has a scheduled maturity date on the earlier of August 18, 2017 (subject to extension in accordance with certain conditions specified therein) and the occurrence of any of the specified early maturity events, including the Effective Date of the Plan. Loans under the Amended and Restated Norwegian Facility accrue interest at the Norwegian Interbank Offered Rate, or NIBOR, or, if the loan is denominated in U.S. Dollars, LIBOR plus 8.00%. During the continuance of an event of default, upon notice by the agent under the Amended and Restated Norwegian Facility, the applicable interest rate increases by an additional 2.00%. The fee for unused commitments is 5.00% per annum. We are subject to certain financial and other covenants and other obligations under the Amended and Restated Norwegian Facility.

The Amended and Restated Norwegian Facility is secured by 16 vessels owned by the UK Guarantor and by six vessels owned by Rederi. The collateral that secures the loans under the Amended and Restated Norwegian Facility may also secure all of Rederi’s obligations under any hedging agreements between Rederi and the Norwegian Lender or other hedge counterparty to the Amended and Restated Norwegian Facility.

We unconditionally guaranteed all existing and future indebtedness and liabilities of Rederi arising under the Amended and Restated Norwegian Facility and other related loan documents. Such guarantee may also cover obligations of Rederi arising under any hedging arrangements described above. At June 30, 2017, we had $62.2 million borrowed and outstanding under the Amended and Restated Norwegian Facility and the weighted average interest rate on our outstanding borrowings was 5.86%.

We had unamortized fees paid to the arrangers, the agent and the security trustee totaling $1.1 million at March 31, 2017, which fees were being amortized into interest cost on a straight-line basis over the life of the Norwegian Facility Agreement. As of March 31, 2017, based on negotiations that were underway with the lenders, it became evident that the restructuring of our capital structure would not include a restructuring of the Norwegian Facility Agreement, and that the Norwegian Facility Agreement, as a demand obligation, would not be repaid under the terms of the Norwegian Facility Agreement in the ordinary course of business. As a result, on March 31, 2017, we accelerated the amortization of debt issuance costs, fully amortizing such amounts as of March 31, 2017.

On April 14, 2017, we entered into a support agreement with the Norwegian Lender relating to the Norwegian Facility Agreement pursuant to which the Norwegian Lender agreed to abstain from exercising any rights or remedies under the Norwegian Facility Agreement as a result of certain specified defaults or events of default for a limited support period. We subsequently entered into agreements with the Norwegian Lender extending such support period as of April 28, 2017 and May 12, 2017. The commencement of the Bankruptcy Case constituted an event of default under the Norwegian Facility Agreement.

In order to provide funds to Rederi for purposes of making loans to the Debtor under the Intercompany DIP Agreement, on May 18, 2017, Rederi entered into the DNB Second Amendment and Restatement Agreement. Pursuant to the DNB Second Amendment and Restatement Agreement, the parties amended and restated the Norwegian Facility Agreement. Pursuant to the Amended and Restated Norwegian Facility, the Norwegian Lender agreed to make the $35 million Term Loan Facility available to Rederi.  To secure the Term Loan Facility, the Norwegian Lender, the UK Guarantor and the UK Parent agreed to place mortgages in favor of the Norwegian Lender on certain additional, previously unencumbered vessels owned by Rederi and certain other subsidiaries of the Debtor. In addition, the UK Parent and the Norwegian Parent pledged their shares in the UK Guarantor and Rederi, respectively, to the Norwegian Lender.

(6)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). Our estimated annual effective tax rate includes the recognition of a valuation allowance on our deferred tax assets. The tax effect of this recognition is a discrete item for the second quarter of 2017 of $3.9 million.

In previous years, we determined to repatriate all future foreign earnings and $240.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings. The change in our foreign repatriation strategy resulted in a non-cash tax charge of approximately $84.0 million. We have not provided for U.S. deferred taxes on the permanently reinvested earnings of approximately $553.0 million at June 30, 2017. The projected cash flows of our foreign operations is not sufficient to cover the permanently reinvested earnings without selling assets. We do not intend to liquidate any foreign assets to generate cash to remit to the U.S. parent.

If remaining permanently reinvested earnings were repatriated, the incremental U.S. tax would be approximately 35% based on current tax law. In addition, as of June 30, 2017, we had approximately $8.6 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

(7)	COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.5 million at June 30, 2017 and $1.2 million at December 31, 2016. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The FASB subsequently issued ASU 2015-14 which delayed the effective date from January 1, 2017 until January 1, 2018. Early application is permitted only to the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating this standard in conjunction with the new lease standard (ASU 2016-02) discussed in the next paragraph.

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

We intend to adopt the new revenue and lease standards on January 1, 2018. While we continue to assess all potential impacts of these standards, we expect our overall revenues to remain substantially unchanged. However, the actual revenue recognition treatment required under the new standards may depend on contract-specific terms and may vary in some instances. In addition, we anticipate that our revenues will be classified into two general categories – lease revenue and service revenue. The lease revenue will reflect the consideration earned while our vessels are being chartered to our customers while the service revenue component will be primarily composed of the services rendered by our crews that operate the vessels.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments.” The objective of the new standard is to eliminate diversity in practice related to the classification of certain cash receipts and payments by adding or clarifying guidance on eight cash flow classification issues: debt prepayment or extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The standard should be applied retrospectively to all periods presented. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective in annual periods beginning after December 15, 2017. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (ASC 718) - Scope of Modification Accounting.” The objective of this standard is to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in ASC 718 to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The new standard is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the potential effect this standard will have on our financial condition and results of operations.

(9)	OPERATING SEGMENT INFORMATION

We operate three segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280, “Segment Reporting”. Our management evaluates segment performance primarily based on operating income. Cash and debt are managed centrally. Because the regions do not manage those items, the gains and losses on foreign currency remeasurements associated with these items are excluded from operating income. Our management considers segment operating income to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of the ownership interest in operations without regard to financing methods or capital structures. Each operating segment’s operating loss is summarized in the following table.

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2017
Revenue	$14,939	$2,141	$7,561	$-	$24,641
Direct operating expenses	10,212	2,224	6,948	-	19,384
Drydock expense	1,534	(8)	128	-	1,654
General and administrative expenses	1,883	1,015	1,428	4,478	8,804
Pre-petition restructuring charges	167	6	45	11,715	11,933
Depreciation and amortization expense	5,707	1,783	5,488	600	13,578
(Gain) loss on sale of assets	-	(32)	-	-	(32)
Operating income (loss)	$(4,564)	$(2,847)	$(6,476)	$(16,793)	$(30,680)

Quarter Ended June 30, 2016
Revenue	$21,077	$4,382	$5,028	$-	$30,487
Direct operating expenses	12,328	3,295	5,309	-	20,932
Drydock expense	36	27	-	-	63
General and administrative expenses	1,832	834	1,667	4,521	8,854
Depreciation and amortization expense	6,532	2,346	5,150	883	14,911
Impairment charges	-	30,268	15,883	-	46,151
(Gain) loss on sale of assets	5,923	-	(9)	-	5,914
Operating income (loss)	$(5,574)	$(32,388)	$(22,972)	$(5,404)	$(66,338)

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2017
Revenue	$28,934	$5,309	$14,757	$-	$49,000
Direct operating expenses	20,286	4,468	13,805	-	38,559
Drydock expense	4,414	(8)	150	-	4,556
General and administrative expenses	3,672	1,775	3,626	9,308	18,381
Pre-petition restructuring charges	167	6	45	17,569	17,787
Depreciation and amortization expense	11,325	3,565	11,053	1,205	27,148
(Gain) loss on sale of assets	-	(32)	5,273	-	5,241
Operating income (loss)	$(10,930)	$(4,465)	$(19,195)	$(28,082)	$(62,672)

Six Months Ended June 30, 2016
Revenue	$44,009	$6,869	$18,403	$-	$69,281
Direct operating expenses	26,019	6,252	12,396	-	44,667
Drydock expense	873	17	-	-	890
General and administrative expenses	3,961	1,707	3,698	9,276	18,642
Depreciation and amortization expense	13,089	4,947	11,118	1,796	30,950
Impairment charges	1,986	50,437	110,385	-	162,808
(Gain) loss on sale of assets	5,923	-	(5)	-	5,918
Operating income (loss)	$(7,842)	$(56,491)	$(119,189)	$(11,072)	$(194,594)

Total Assets
June 30, 2017	$501,587	$152,374	$407,560	$9,972	$1,071,493
December 31, 2016	465,908	158,671	424,398	4,926	1,053,903

At December 31, 2016, we had $371.6 million and at June 30, 2017, we had $354.8 million in long-lived assets attributable to the United States, our country of domicile.

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

Overview

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations is international. Our fleet has grown in both size and capability, from 11 vessels in 1990 to our present number of 69 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of August 9, 2017, our fleet included 66 owned vessels, 32 of which are stacked, and three managed vessels.

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

Bankruptcy Filing

On May 17, 2017, GulfMark Offshore, Inc., or the Debtor, filed a voluntary petition for relief, or the Petition, and commenced a case, or the Bankruptcy Case, under chapter 11, or Chapter 11, of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to pursue a proposed plan of reorganization which, as amended, we refer to as the Plan. The Bankruptcy Case is being administered under the caption In re GulfMark Offshore, Inc. No trustee has been appointed and we will continue to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we have obtained approval from the Bankruptcy Court for a variety of “first day” motions, including authority to maintain bank accounts and other customary relief. A summary of the key features of the Plan is included below under “– Liquidity, Capital Resources and Financial Condition.”

The Plan is subject to acceptance by the Debtor’s creditors (as and to the extent required under the Bankruptcy Code) and confirmation by the Bankruptcy Court. Information contained in the Plan and the disclosure statement dated June 26, 2017 relating to the Plan is subject to change, whether as a result of amendments to the Plan, third-party actions, or otherwise.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Beginning in late 2014, oil prices declined significantly. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices recovered over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel in the fourth quarter of 2016. However, prices have since declined and continue to be volatile and are subject to significant uncertainty. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016. The impairment charge consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and included vessels under construction, and $19.6 million in connection with our Southeast Asia segment. We also performed an evaluation for impairment for each of our asset groups in the first and second quarters of 2017, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated.

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

Bankruptcy Accounting

The unaudited condensed consolidated financial statements included herein have been prepared as if we were a going concern and reflect the application of Financial Accounting Standards Board Accounting Standards Codification 852 “Reorganizations,” or ASC 852. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on our consolidated balance sheet at June 30, 2017. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ equity accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating income or loss. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$14,939	$21,077	$28,934	$44,009
Southeast Asia Based Fleet	2,141	4,382	5,309	6,869
Americas Based Fleet	7,561	5,028	14,757	18,403

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$10,052	$12,055	$10,234	$13,442
Southeast Asia Based Fleet	5,456	8,246	5,442	7,753
Americas Based Fleet	7,868	9,797	8,308	10,653

Overall Utilization (b):
North Sea Based Fleet	64.3%	69.0%	61.8%	65.5%
Southeast Asia Based Fleet	41.8%	41.4%	49.9%	35.6%
Americas Based Fleet	32.1%	17.1%	30.2%	18.9%

Average Owned Vessels (d):
North Sea Based Fleet	25.0	26.5	24.9	26.7
Southeast Asia Based Fleet	10.0	13.0	10.0	13.0
Americas Based Fleet	31.0	30.3	31.8	30.2
Total	66.0	69.8	66.6	69.9

(a)	Includes owned and managed vessels.
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

Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016

For the three months ended June 30, 2017, we had a net loss of $40.5 million, or $1.58 per diluted share, on revenues of $24.6 million. During the three months ended June 30, 2016, our net loss was $47.6 million, or $1.90 per diluted share, on revenues of $30.5 million.

Our revenues for the quarter ended June 30, 2017 decreased $5.8 million, or 19.2%, compared to the quarter ended June 30, 2016. Average day rates decreased from $10,939 during the second quarter of 2016 to $8,697 during the second quarter of 2017 resulting in a $5.9 million decline in revenue. The continued strength of the U.S. Dollar was responsible for a further revenue decrease of $1.6 million. Offsetting these decreases was an increase in utilization of 4.5 percentage points increasing revenue by $0.7 million between the periods. In addition, revenue increased $1.0 million as a result of the delivery of one new build vessel during the first quarter of 2017 and the full quarter effect of a vessel delivered mid-2016. Our average fleet size decreased due to the sale of four vessels during the second half of 2016 and the sale of two additional vessels during the first quarter of 2017. The sold vessels had been stacked in the second quarter of 2016, resulting in no revenue effect related to the sale.

We had an operating loss of $30.7 million for the three months ended June 30, 2017, compared to a $66.3 million operating loss during the same period of 2016. During the quarter ended June 30, 2016 we recognized impairment charges of $46.2 million. Excluding these charges, the operating loss in the second quarter of 2017 increased $10.5 million compared to the second quarter of 2016. The decrease in revenue was the main reason for the lower operating results. In addition, during the second quarter of 2017 drydock expense increased $1.6 million. Pre-petition restructuring charges were $11.9 million and are largely related to legal and professional fees from our restructuring and bankruptcy advisors, prior to the bankruptcy filing on May 17, 2017. Partially offsetting these increases was a decrease in direct operating expenses of $1.5 million, general and administrative expenses of $0.1 million, and depreciation and amortization expense of $1.3 million. The decrease in depreciation expense was due to the asset impairments recognized during 2016 and the decrease in the size of the fleet in 2017 due to vessel sales. In addition, during the second quarter of 2016 we recognized a loss on sale of asset of $5.9 million.

North Sea

North Sea revenue decreased $6.1 million, or 29.1%, for the quarter ended June 30, 2017, compared to the same period in 2016. Utilization decreased from 65.5% in the 2016 period to 61.8% in the 2017 period, reducing revenue by $3.0 million. Day rates decreased from $12,055 in the second quarter of 2016 to $10,052 in the current quarter, reducing revenue by $2.0 million. The strength of the U.S. Dollar caused a decrease in revenue of $1.6 million. Partially offsetting these decreases was an increase in capacity of $0.5 million mainly related to the addition of one new build vessel in early 2017. Operating loss decreased from $5.6 million during the quarter ended June 30, 2016 to $4.6 million for the same period in 2017 primarily due to decreases in direct operating expenses of $2.1 million and depreciation and amortization expense of $0.8 million, related to the sale of a vessel in 2016. In addition, during the 2016 period we recognized a loss on sale of asset of $5.9 million. Partially offsetting these decreases were an increase in drydock expense of $1.5 million and pre-petition restructuring charges of $0.2 million. General and administrative expenses also increased slightly, in addition to the decrease in revenue for the second quarter of 2017.

 Southeast Asia

Revenue in Southeast Asia decreased $2.2 million, or 51.1%, for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. The main factor for the decrease was the decrease in day rates, which decreased from $8,246 in the second quarter of 2016 to $5,456 in the second quarter of 2017. Utilization remained virtually unchanged. Operating loss decreased by $29.6 million, from $32.4 million in the second quarter of 2016 to $2.8 million in the same period of 2017. During the second quarter of 2016, we recognized an impairment charge of $30.3 million. Excluding this charge, operating loss increased by $0.7 million. The main factor for the increase in operating loss was decreased revenue. In addition, for the second quarter of 2017, general and administrative expenses increased $0.2 million. Offsetting this increase was a decrease in direct operating expenses of $1.1 million, and a decrease in depreciation and amortization expense of $0.6 million.

Americas

Revenue in the Americas increased $2.5 million, or 50.4%, in the second quarter of 2017 compared to the second quarter of 2016. Utilization increased 15%, increasing revenue by $4.8 million. In addition, capacity increased by $0.5 million due to the delivery of a new vessel during 2016. This was offset by lower day rates which decreased from $9,797 during the second quarter of 2016 to $7,868 during the second quarter of 2017, causing a decrease in revenue of $2.8 million. We recorded an operating loss of $23.0 million during the second quarter of 2016 compared to an operating loss of $6.5 million during the second quarter of 2017. During the 2016 period we recognized impairment charges of $15.9 million. Excluding these charges, the decrease in operating loss period over period was $0.6 million. The decrease in operating loss was primarily due to the increase in revenue and the decrease of $0.2 million in general and administrative expenses. Offsetting these were increases in operating expenses of $1.6 million and depreciation and amortization expense of $0.3 million, and a small increase in drydock expense.

Other

Other income decreased by $26.8 million, from income of $15.8 million in the second quarter of 2016 to a loss of $11.0 million during the second quarter of 2017. The change is due mainly to a $25.8 million gain related to the purchase in the open market of $49.3 million in face value of our Senior Notes during the second quarter of 2016. In addition, interest expense decreased $3.3 million during the 2017 period due to the discontinuance of interest accruals on the Senior Notes subsequent to the filing of the Petition. During the second quarter of 2017, we recognized $5.1 million of reorganization items related to our Bankruptcy Case.

Tax Rate

Our effective tax rate for the second quarter of 2017 was a benefit of 2.7%. This compares to a benefit of 5.9% for the same period in 2016. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions. In addition, in 2017 we have recognized a valuation allowance on certain of our deferred tax assets.

Comparison of the Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016

For the six months ended June 30, 2017, we had a net loss of $165.4 million, or $6.50 per diluted share, on revenues of $49.0 million. During the six months ended June 30, 2016, our net loss was $138.7 million, or $5.55 per diluted share, on revenues of $69.3 million.

Our revenues for the six months ended June 30, 2017 decreased $20.3 million, or 29.3%, compared to the six months ended June 30, 2016. Average day rates decreased from $11,925 during the six months ended June 30, 2016 to $8,819 during the six months ended June 30, 2017, resulting in a $16.9 million decline in revenue, while the strong U.S. Dollar was responsible for a further revenue decrease of $3.2 million. In addition, during the first quarter of 2016 we received a $6.6 million payment from a customer to cancel a contract. Offsetting these decreases was an increase in utilization of 5.1 percentage points causing an increase in revenue of $4.4 million. Capacity increased by $2.0 million mainly due to the delivery of one new build vessel during the first quarter of 2017 and the full year-to-date effect of a vessel delivered mid-2016. Our average fleet size decreased by 3.3 vessels due to the sale of four vessels during the second half of 2016 and two vessels sold during the first quarter of 2017, partially offset by the vessel deliveries.

We had an operating loss of $62.7 million for the six months ended June 30, 2017, compared to a $194.6 million operating loss during the same period of 2016. During the six months ended June 30, 2016 we recognized impairment charges of $162.8 million. Excluding these charges, the operating loss in the first six months of 2017 increased $30.9 million compared to the first six months of 2016. The decrease in revenue was the main reason for the lower operating results. During the first six months of 2017, drydock expense increased $3.7 million. In addition, during the 2017 period we recognized $17.8 million of pre-petition restructuring charges largely due to higher legal and professional fees related to payments to our restructuring and bankruptcy advisors, prior to the bankruptcy filing on May 17, 2017. Partially offsetting these increases were decreases in direct operating expenses of $6.1 million, general and administrative expenses of $0.3 million and depreciation and amortization expense of $3.8 million. These decreases were due to the asset impairments recognized during 2016 and the decrease in the size of the fleet in 2017 due to vessel sales. During the first six months of 2017 we recognized a lower loss on sale of asset of $0.7 million.

North Sea

North Sea revenue decreased $15.1 million, or 34.3%, for the six months ended June 30, 2017, compared to the same period in 2016. Utilization decreased from 65.5% in the 2016 period to 61.8% in the 2017 period, reducing revenue by $8.5 million. Day rates decreased from $13,442 in the first six months of 2016 to $10,234 in the current year, reducing revenue by $4.4 million. The strength of the U.S. Dollar caused a decrease in revenue of $3.2 million. Partially offsetting these decreases was an increase in capacity of $1.0 million mainly related to the addition of one new build vessel in early 2017. Operating loss increased $3.1 million, from $7.8 million during the six months June 30, 2016 to $10.9 million for the same period in 2017. During the 2016 period we recognized an impairment charge of $2.0 million. Excluding this charge, the increase in operating loss was $5.1 million. This increase was primarily due to the decrease in revenue. In addition, for the six months ended June 30, 2017, drydock expense increased $3.5 million and pre-petition restructuring charges increased $0.2 million. Offsetting these increases were decreases in direct operating expenses of $5.7 million, general and administrative expenses of $0.3 million and depreciation and amortization expense of $1.8 million. During the 2016 period we recognized a loss on sale of asset of $5.9 million.

 Southeast Asia

Revenue in Southeast Asia decreased $1.6 million, or 22.7%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Day rates declined from $7,753 in the first six months of 2016 to $5,442 in the same 2017 period, causing a decrease in revenue of $2.8 million. Offsetting this decrease was an increase in utilization, from 35.6% for the first six months of 2016 to 49.9% for the first six months of 2017. This increase amounted to $1.2 million higher revenue. Operating loss decreased by $52.0 million, from $56.5 million in the first six months of 2016 to $4.5 million in the same period of 2017. During the first six months of 2016, we recognized an impairment charge of $50.4 million. Excluding this charge, the operating loss decreased by $1.6 million. A decrease in direct operating expenses of $1.8 million and a decrease in depreciation and amortization of $1.4 million were the main factors in the decrease in operating loss. General and administrative expenses had a small increase.

Americas

Revenue in the Americas decreased $3.6 million, or 19.8%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Day rates decreased from $10,653 during the first six months of 2016 to $8,308 during the first six months of 2017, causing a decrease in revenue of $9.7 million. In addition, during the first quarter of 2016 we received a $6.6 million payment from a customer cancelling a long term contract. Utilization increased 11.3% between the periods, increasing revenue by $11.7 million. In addition, capacity increased by $1.0 million due to the delivery of a new vessel during 2016. We recorded an operating loss of $119.2 million during the first six months of 2016 compared to an operating loss of $19.2 million during the first six months of 2017. During the 2016 period we recognized impairment charges of $110.4 million. Excluding these charges, the increase in operating loss period over period was $10.4 million. The main factor in the higher operating loss was the decrease in revenue. In addition, direct operating expenses increased $1.4 million and drydock expense increased $0.2 million. During the 2017 period we recognized a loss on sale of asset of $5.3 million. Partially offsetting these increases were small decreases in general and administrative expenses and depreciation and amortization expense of $0.1 million combined.

Other

Other expense in the first six months of 2017 was $29.6 million compared to income of $17.5 million in the first six months of 2016. The change is due mainly to a $35.9 million gain related to the purchase in the open market of $69.4 million in face value of our Senior Notes during the 2016 period. In addition, interest expense was higher during the six months ended 2017 as we wrote off all debt issuance costs associated with our revolving credit facilities and Senior Notes in the first quarter of 2017, which was partially offset by the discontinuance of interest accruals on the Senior Notes subsequent to the filing of the Petition. During the 2017 period we recognized reorganization items of $5.1 million.

Tax Rate

Our effective tax rate for the six months ended June 30, 2017 was an expense of 79.2%. This compares to a benefit of 21.7% for the same period in 2016. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions. In addition, in 2017 we have recognized a valuation allowance on certain of our deferred tax assets.

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

During 2015, as a result of the reduction in our revenues, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings.  During 2016, we determined to repatriate an additional $40.0 million of prior earnings of certain of our non-U.S. subsidiaries. This resulted in a non-cash tax charge in 2016 of approximately $14.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $553.0 million at June 30, 2017. The projected cash flows of our foreign operations is not sufficient to cover the permanently reinvested earnings without selling assets. We do not intend to liquidate any foreign assets to generate cash to remit to the U.S. parent. If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of June 30, 2017 we had approximately $8.6 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

Construction of New Vessels

At December 31, 2015, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we had the right to elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder would retain the vessel. On May 8, 2017, we advised the shipbuilder that we had elected not to take delivery.

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

Cash and Working Capital

At June 30, 2017, our cash on hand totaled $14.1 million and net working capital was a deficit of $99.7 million.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $42.5 million compared to $4.3 million for the six months ended June 30, 2016. The increase in cash used in operating activities was due primarily to lower revenue. In addition, we have incurred substantial costs associated with the bankruptcy.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $21.6 million compared to $12.2 million used in investing activities for the six months ended June 30, 2016. Investing activities consisted of progress payments on vessels under construction offset by proceeds from vessel sales.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $69.1 million compared to $5.1 million for the six months ended June 30, 2016. The cash provided in the six months ended June 30, 2017 was primarily from borrowings under our revolving credit facilities and DIP financing related to the bankruptcy. In addition, in the first quarter 2016, we repurchased in the open market $20.0 million face value of Senior Notes.

Resources and Liquidity

On May 17, 2017, the Debtor filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The commencement of the Bankruptcy Case constituted an event of default that accelerated the Debtor’s obligations under the Indenture, dated as of March 12, 2012, by and between the Debtor, as issuer, and U.S. Bank National Association, as trustee, with respect to the Senior Notes referred to below. In addition, the commencement of the Bankruptcy Case constituted an event of default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement referred to below.

Restructuring Support Agreement

On May 15, 2017, the Debtor entered into a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 50% of the aggregate outstanding principal amount of the Debtor’s unsecured 6.375% senior notes due 2022, or the Senior Notes, to support a restructuring on the terms of the Plan. The RSA provides that, among other things, we will commence a $125 million rights offering, or the Rights Offering, and that:

●

The Debtor will commence the $125 million Rights Offering, pursuant to which (subject to limitations regarding the Jones Act described below), eligible Noteholders will have the right to purchase on the effective date of the Plan, or the Effective Date, their pro rata share of 60% of the Debtor’s common stock, or as applicable, the Jones Act Warrants (as defined below), or the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the proposed management incentive plan, or the MIP, and upon exercise of the Reorganization Warrants (as defined below). The Rights Offering will be backstopped by certain of the Noteholders for a 6.0% commitment premium paid in the form of 3.6% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants.

●

Each holder of the Senior Notes will receive (subject to limitations regarding the Jones Act described below) its pro rata share of the Reorganized GulfMark Equity representing in the aggregate 35.65% of Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants.

●

The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. Accordingly, the creditors who are recipients of common stock pursuant to the Plan or the Rights Offering who are non-U.S. holders may receive warrants to acquire common stock at an exercise price in a minimal amount in lieu of common stock, or the Jones Act Warrants.

●

All outstanding common stock of the Debtor will be cancelled and each holder of outstanding common stock of the Debtor will receive its pro rata share of (a) common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants, and (b) warrants for 7.5% of the equity in the reorganized Debtor, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP, with a 7-year term and with an exercise price based on an equity value of $1 billion, or the Reorganization Warrants.

●	The Debtor will seek to obtain debtor-in-possession financing pursuant to terms and conditions that are reasonably acceptable to the Debtor and Requisite Noteholders (as defined in the RSA).

●

Holders of allowed claims arising under the Debtor’s proposed debtor-in-possession financing facility, administrative expense claims, priority tax claims, other priority claims, and other secured claims of the Debtor will receive in exchange for their claims payment in full in cash or otherwise have their rights unimpaired under title 11 of the Bankruptcy Code. The Debtor will continue to pay any general unsecured claims in the ordinary course of business.

The RSA includes covenants on the part of the Debtor and the Noteholders, including that the Noteholders vote in favor of the Plan and otherwise facilitate the restructuring contemplated by the RSA. The RSA also includes rights of termination by each party upon the occurrence of certain events, including without limitation our failure to achieve certain milestones.

The Plan provides that the guaranty claims of the lender under our Secured Revolving Credit Facility Agreement, dated December 27, 2012, in the original aggregate principal amount of NOK 600,000,000, as amended, supplemented and/or restated from time to time, or the Norwegian Facility Agreement, among the Debtor, as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, or Rederi, as the borrower, our other subsidiaries party thereto and DNB Bank ASA, or the Norwegian Lender, will receive, on the Effective Date of the Plan, payment in cash in an amount equal to the allowed amount of guaranty claims, except to the extent that the lender agrees to a less favorable treatment. See “DNB Second Amendment and Restatement Agreement” below.

In addition, the Plan provides that, on the Effective Date of the Plan, or as soon as reasonably practicable thereafter, the Debtor (or its designee) or the reorganized Debtor (or its designee), as applicable, will pay in full in cash the allowed guaranty claims of the lenders under our secured Multicurrency Facility Agreement, dated as of September 26, 2014, as amended, supplemented and/or restated from time to time, or the Multicurrency Facility Agreement, among the Debtor, as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Americas, Inc., or GulfMark Americas, as the borrower, a group of financial institutions as the lenders and The Royal Bank of Scotland plc, as agent for the lenders, or the Agent, less any amounts that may have been paid to satisfy obligations under the Multicurrency Facility Agreement by any of the obligors under the Multicurrency Facility Agreement prior to the Effective Date, except as otherwise agreed by the Agent and the Debtor (with consent of the Required Consenting Noteholders (as defined in the Plan)).

Backstop Commitment Agreement

On May 15, 2017, the Debtor entered into a backstop commitment agreement, or the Backstop Commitment Agreement, pursuant to which certain of the Noteholders agreed to backstop the Rights Offering contemplated in the RSA, or the Backstop Commitments. Pursuant to the Backstop Commitment Agreement, each of the holders of a Backstop Commitment party to the Backstop Commitment Agreement, or the Commitment Parties, severally and not jointly, agree to fully participate in the Rights Offering and purchase the Reorganized GulfMark Equity in accordance with the percentages set forth in the Backstop Commitment Agreement to the extent unsubscribed under the Rights Offering. In addition, to compensate the Commitment Parties for the risk of their undertakings and as consideration for the Backstop Commitments, the Debtor will pay the Commitment Parties, subject to approval by the Bankruptcy Court, in the aggregate, on the Effective Date, a backstop commitment premium in an amount equal to $7,500,000 in the form of Reorganized GulfMark Equity.

The Backstop Commitment Agreement is terminable by the Debtor and/or the Requisite Commitment Parties (as defined in the Backstop Commitment Agreement) under several conditions, including failure to achieve certain milestones or the termination of the RSA. The Debtor is also required to pay a termination fee in the amount of $7,500,000 in cash to the Commitment Parties if the Backstop Commitment Agreement is terminated for certain events.

Intercompany DIP Credit Agreement

On May 18, 2017, the Debtor entered into the Senior Secured Super-Priority Debtor In Possession Credit Agreement, or the Intercompany DIP Agreement, among the Debtor, as the borrower, Rederi, a wholly-owned subsidiary of the Debtor, as the lender, and the Norwegian Lender, as issuing bank.  Pursuant to the Intercompany DIP Agreement, Rederi has made available to the Debtor a senior secured super-priority term loan facility of up to $35 million to allow the Debtor to continue to operate its business and manage its properties as a debtor and a debtor-in-possession pursuant to the Debtor’s filing of the Petition.  The Debtor has requested that the Norwegian Lender issue letters of credit from time to time, to be cash collateralized using the proceeds of the term loans under the Intercompany DIP Agreement. As security for the loans under the Intercompany DIP Agreement, the Debtor has pledged 65% of its equity interests in GulfMark Capital, LLC, GulfMark Foreign Investments LLC and GM Offshore, Inc., each a wholly-owned domestic subsidiary of the Debtor.

DNB Second Amendment and Restatement Agreement

In order to provide funds to Rederi for purposes of making loans to the Debtor under the Intercompany DIP Agreement, on May 18, 2017, Rederi entered into the Second Amendment and Restatement Agreement, or the DNB Second Amendment and Restatement Agreement, among Rederi, as borrower, the other loan parties party thereto, the financial institutions listed therein as lenders, and the Norwegian Lender, as arranger and agent. Pursuant to the DNB Second Amendment and Restatement Agreement, the parties amended and restated the Norwegian Facility Agreement. We refer to the Norwegian Facility Agreement, as amended and restated by the DNB Second Amendment and Restatement Agreement, as the Amended and Restated Norwegian Facility. Pursuant to the Amended and Restated Norwegian Facility, the Norwegian Lender agreed to make available to Rederi an additional $35 million senior secured term loan facility, or the Term Loan Facility.  To secure the Term Loan Facility, Rederi, a wholly-owned subsidiary of GulfMark Norge AS, or the Norwegian Parent, and GulfMark UK Ltd., or the UK Guarantor, a wholly-owned subsidiary of GulfMark North Sea Limited, or the UK Parent, agreed to place mortgages in favor of the Norwegian Lender on certain additional previously unencumbered vessels owned by Rederi and certain other subsidiaries of the Debtor. In addition, the UK Parent and the Norwegian Parent pledged their shares in the UK Guarantor and Rederi, respectively, to the Norwegian Lender.

Multicurrency Facility Agreement Forbearance Agreement

On June 26, 2017, GulfMark Americas and GulfMark Management, Inc., or GulfMark Management, each a subsidiary of the Debtor, entered into a forbearance agreement, or the RBS Forbearance Agreement, with The Royal Bank of Scotland plc, as Agent, relating to the Multicurrency Facility Agreement. Pursuant to the RBS Forbearance Agreement, the Agent agreed to waive the defaults and events of default specified in the RBS Forbearance Agreement and to forbear from exercising any rights or remedies under the Multicurrency Facility Agreement as a result of any such defaults and events of default specified in the RBS Forbearance Agreement until the earlier of (x) the occurrence of any of the early termination events specified in the RBS Forbearance Agreement, (y) the effectiveness of the Plan (including all exhibits and schedules thereto, and as amended, modified or supplemented solely in accordance with the RBS Forbearance Agreement) and (z) September 4, 2017. In addition, the Agent agreed in the RBS Forbearance Agreement that during such period the provision in the Multicurrency Facility Agreement that would result in an automatic acceleration of the outstanding obligations, termination of the lending commitments and a requirement to cash-collateralize letters of credit as specified in the RBS Forbearance Agreement shall not apply.

 Liabilities Subject to Compromise

As a result of the filing of the Petition, the payment of pre-petition indebtedness is subject to compromise or other treatment under the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Debtor authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtor’s businesses and assets. Among other things, the Bankruptcy Court authorized the Debtor to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business.

The Debtor has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims, the Debtor has notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court, which deadline has passed. The Debtor’s liabilities subject to compromise represent the Debtor’s current estimate of claims expected to be allowed under the Plan. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

Liabilities subject to compromise are included in our unaudited condensed consolidated balance sheet in the amount of $448.1 million, consisting of the Senior Notes in the aggregate principal amount of $429.6 million and accrued interest through the date of the Petition on the Senior Notes in the amount of $18.5 million. For a description of the Senior Notes, see Note 5 “Debt” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the Bankruptcy Case filing directly resulting from such filing and consist primarily of professional fees for bankers, attorneys and accountants totaling $5.1 million during the three months ended June 30, 2017.

Delisting of Class A Common Stock

On April 10, 2017, we were notified by the New York Stock Exchange, or NYSE, that the NYSE had determined to commence proceedings to delist our Class A common stock from the NYSE because the average closing price per share of the Class A common stock over a period of 30 consecutive trading days was below $1.00 per share, which is the minimum average closing price required to maintain listing on the NYSE. Trading in the Class A common stock on the NYSE was suspended after the close of trading on April 10, 2017. The NYSE filed a Form 25 with the SEC to remove the Class A common stock from listing and registration on the NYSE, which became effective on May 9, 2017.

Effective April 11, 2017, our Class A common stock commenced trading in the “Pink Sheets” of the OTC Markets Group, Inc., or OTC Pink, under the symbol “GLFM.” The OTC Pink is a significantly more limited market than the NYSE, and quotation on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade the Class A common stock and could further depress the trading price of the Class A common stock. The NYSE’s suspension and delisting of our Class A common stock could impair our ability to raise additional capital through equity or debt financing.

Off-Balance Sheet Arrangements

      At June 30, 2017 and December 31, 2016, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international. Therefore, we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in British Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (EUR). The North Sea fleet generated 60.6% and 59.0% of our total consolidated revenue for the quarter and six months ended June 30, 2017, respectively. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD).

For the three and six months ended June 30, 2017 and 2016, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	1 US$=		1 US$=
GBP	0.782	0.697	0.794	0.698
NOK	8.518	8.255	8.475	8.436
Euro	0.909	0.886	0.923	0.896
BRL	3.213	3.503	3.176	3.687
SGD	1.392	1.358	1.404	1.380

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

Reflected in the accompanying consolidated balance sheet at June 30, 2017, is a loss of $125.6 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at June 30, 2017 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended June 30, 2017 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 17, 2017, GulfMark Offshore, Inc. filed a voluntary petition for relief and commenced the Bankruptcy Case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware to pursue the Plan. The Bankruptcy Case is being administered under the caption In re GulfMark Offshore, Inc. A discussion of current bankruptcy proceedings is set forth in Part I, Item 1 in Note 1 “General Information” and Note 2 “Bankruptcy and Related Matters” to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.      RISK FACTORS

The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The NYSE has delisted our Class A common stock, which is currently traded in the over-the-counter market. This could negatively affect our stock price and liquidity.

The NYSE delisted our Class A common stock from the NYSE because the average closing price per share over a period of 30 consecutive trading days was below $1.00 per share, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. Effective April 11, 2017, our Class A common stock commenced trading in the “Pink Sheets” of OTC Pink, under the symbol “GLFM.” The OTC Pink is a significantly more limited market than the NYSE, and quotation on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade the Class A common stock and could further depress the trading price of the Class A common stock. The delisting of our Class A common stock from the NYSE could also result in other adverse consequences, including lower demand for our shares, adverse publicity and a reduced interest in our Company from investors, analysts and other market participants. In addition, the delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation. There can be no assurance that our Class A common stock will continue to trade on OTC Pink or that any public market for the Class A common stock will exist in the future, whether broker-dealers will continue to provide public quotes of the Class A common stock on this market, whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market, whether quotes for the Class A common stock may be blocked by in the future, or that we will be able to relist the Class A common stock on a national securities exchange.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The RSA contains certain covenants on our part and on the part of certain Noteholders of our Senior Notes, who are signatories to the RSA, including that the Noteholders will vote in favor of the Plan, and otherwise facilitate the restructuring transaction, in each case subject to certain terms and conditions in the RSA. The RSA also contains certain conditions we must satisfy, including the timely satisfaction of certain milestones in the Bankruptcy Case such as confirmation of the Plan and effectiveness of the Plan.

The consummation of the Plan is subject to customary conditions and other requirements, as well as receiving the requisite vote of creditors and approval of the Bankruptcy Court. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

The RSA also provides for the termination by each party upon the occurrence of certain events, including without limitation the failure by us to achieve certain milestones. If such an event occurs and the RSA is terminated, all obligations of the parties to the RSA shall terminate (except as specifically provided in the RSA) and the parties shall have the rights and remedies that they would have had been entitled to take if they had not entered into the RSA. Any such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan of reorganization would be as favorable to holders of claims and stock. Any plan of reorganization and Chapter 11 proceedings in connection therewith could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, services providers, employees, customers and other third parties.

Although we anticipate restructuring in accordance with the RSA, the terms are subject to receiving the requisite vote of creditors and the approval of the Bankruptcy Court, and there can be no assurance that we will be successful in completing a restructuring or any other similar transaction on such terms, on different terms or at all.

We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.

As a consequence of our filing the Petition, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing;
•	our ability to maintain our relationships with our vendors, suppliers, service providers, customers, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	the ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the possibility that the Chapter 11 proceedings will disrupt or impede our international operations;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to chapter 7 proceedings; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in any Chapter 11 proceedings increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative publicity associated with any Chapter 11 proceedings could adversely affect our relationships with our vendors, suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In particular, critical suppliers, vendors and customers may determine not to do business with us due to any Chapter 11 proceedings. In addition, certain transactions may also require the consent of lenders under a debtor-in-possession financing. Also, during the pendency of any Chapter 11 proceedings, we will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Additionally, losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract and maintain members of our management team, and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

The RSA provides that the shares of our existing common stock will be cancelled pursuant to the Plan and receive limited recovery.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. The RSA provides that the shares of our existing common stock will be cancelled in the Bankruptcy Case and will be entitled to a limited recovery as specified therein. Any trading in shares of our common stock during the pendency of the Bankruptcy Case is highly speculative and poses substantial risks to purchasers of shares of our common stock.

We may not be able to obtain confirmation of the Plan as contemplated by the RSA.

There can be no assurance that the Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing creditors to agree to the exchange or modification of their claims as will be outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We may receive objections to confirmation of any plan of reorganization from various stakeholders in the Chapter 11 proceedings. We cannot predict the impact that any objection or third party motion a Chapter 11 proceeding may have on a Bankruptcy Court’s decision to confirm the Plan or our ability to complete the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Plan is not confirmed by the Bankruptcy Court, the parties to the RSA would have the right to terminate the RSA, and it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 or, if we do successfully reorganize, as to when we would emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the Chapter 11 cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from a filing of voluntary relief under Chapter 11 of the Bankruptcy Code, our historical financial information may not be indicative of our future financial performance.

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

The pursuit of the RSA and the Bankruptcy Case have consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Plan is designed to minimize the length of our Chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we could spend in bankruptcy or to assure parties in interest that the Plan will be confirmed. Any Chapter 11 proceedings may involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business and, as a result, our financial condition and results of operations, particularly if the Chapter 11 proceedings are protracted.

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

Trading in our securities is highly speculative and poses substantial risks. Pursuant to the Plan, the holders of our existing common stock will receive their pro rata share of common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity and warrants for up to 7.5% of the Reorganized GulfMark Equity, which interests could be further diluted by equity in the reorganized Company issuable under the proposed management incentive plan, and upon exercise of the Reorganization Warrants contemplated by the Plan.

The RSA provides that, among other things, (i) we will commence a Rights Offering, pursuant to which, subject to certain limitations, eligible Noteholders will have the right to purchase, on the Effective Date of the Plan, their pro rata share of 60% of the Debtor’s common stock, or as applicable, the Jones Act Warrants, or the Reorganized GulfMark Equity, subject to dilution by Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants, (ii) each holder of the Senior Notes will receive (subject to limitations regarding the Jones Act described below) its pro rata share of Reorganized GulfMark Equity representing in the aggregate 35.65% of Reorganized GulfMark Equity, subject to dilution by Reorganized GulfMark Equity issued or issuable under the MIP and the exercise of the Reorganization Warrants, and (iii) all outstanding common stock of the Debtor will be cancelled and each holder of outstanding common stock of the Debtor will receive its pro rata share of (a) common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants, and (b) warrants for 7.5% of the equity in the reorganized company, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP, with a 7-year term and with an exercise price based on an equity value of $1 billion, or the Reorganization Warrants. The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. Accordingly, the creditors who are recipients of common stock pursuant to the Plan or the Rights Offering who are non-U.S. holders may receive warrants to acquire common stock at an exercise price in a minimal amount in lieu of common stock, or the Jones Act Warrants.

If the Plan is confirmed, up to 7.5% of the Reorganized GulfMark Equity will be reserved for issuance as awards under a post-restructuring MIP. Issuances of Reorganized GulfMark Equity under the MIP and any exercises of the Reorganization Warrants for shares of Reorganized GulfMark Equity will dilute the voting power of the outstanding common stock of the reorganized company and may adversely affect the trading price of such common stock.

Upon emergence from the Bankruptcy Case, the composition of our board of directors may change significantly.

Under the Plan, the composition of our board of directors may change significantly. Upon emergence, the board will be made up of seven directors selected by the Required Consenting Noteholders (as defined in the Plan), including the Company’s Chief Executive Officer, which may include up to six board members that may be new to the Company. The new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Assuming the Plan were effective as of the date hereof, it is estimated that a limited number of Noteholders who currently hold approximately 50% of the Senior Notes would own over 50% or more of the Reorganized GulfMark Equity. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of Reorganized GulfMark Equity. In addition, our significant concentration of share ownership may adversely affect the trading price of the Reorganized GulfMark Equity because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with our Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to confirm and consummate the Plan or any other Chapter 11 plan of reorganization and (v) the cost, duration and outcome of the Chapter 11 proceedings.

The Plan and any other plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Plan may be unsuccessful in its execution.

The Plan and any other plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure, (ii) our ability to obtain adequate liquidity and access financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

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

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years and reduce any resulting tax liability by tax credits carried forward from prior years. We had net operating loss carryforwards of approximately $160 million and certain other beneficial tax attributes, including foreign tax credits, as of December 31, 2016. We believe that our consolidated group will generate additional tax losses and credits for the 2017 tax year.  Our ability to utilize our tax loss and credit carryforwards to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change”, as defined in section 382 of the Internal Revenue Code, then our ability to use our tax losses and credits may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, an “ownership change” of a corporation occurs if one or more stockholders owning 5% or more of the corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change”, the amount of its tax losses and credits that may be utilized to offset future taxable income or to reduce its tax liability generally is subject to an annual limitation. We expect to request that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to our restructuring in any Chapter 11 proceedings.  Upon the implementation of a plan of reorganization, it is likely that the amount of our tax losses and tax credits will be reduced due to the discharge of indebtedness and that an “ownership change” will occur such that any remaining tax loss and credit carryforwards that may be utilized to offset future taxable income or to reduce any tax liability will be subject to an annual limitation.

There can be no assurance that we will be able to meet the requirements under the Backstop Commitment Agreement.

We entered into the Backstop Commitment Agreement pursuant to which the Commitment Parties, among other things, agreed to backstop the Rights Offering, which we refer to as the Backstop Commitments. The Backstop Commitment Agreement is subject to certain conditions. In particular, the Backstop Commitment Agreement contemplates that if a Commitment Party fails to fund such Commitment Party’s Backstop Commitment in accordance with the Backstop Commitment Agreement, there can be no assurance that the Rights Offering will be consummated. Consummation of the transactions contemplated under the Backstop Commitment Agreement will be a condition precedent to effectiveness of the Plan. If the Backstop Commitment Agreement is terminated prior to the Plan becoming effective, we may not be able to consummate the Plan.

ITEM 6.         EXHIBITS

Exhibits

See the Exhibit Index for list of Exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: August 9, 2017

EXHIBIT INDEX

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

3.2	Bylaws, as amended	Exhibit 3.1 to our current report on Form 8-K filed on March 22, 2017

10.1	Forbearance Agreement dated April 14, 2017 among GulfMark Offshore, Inc. and certain holders of the Senior Notes	Exhibit 10.1 to our current report on Form 8-K filed on April 17, 2017

10.2	Extension Agreement dated April 14, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.2 to our current report on Form 8-K filed on April 17, 2017

10.3	Support Agreement dated April 14, 2017 among GulfMark Offshore, Inc., GulfMark Rederi AS, GulfMark UK Ltd. and DNB Bank ASA	Exhibit 10.3 to our current report on Form 8-K filed on April 17, 2017

10.4	First Amendment to Forbearance Agreement dated April 28, 2017 among GulfMark Offshore, Inc. and certain Holders of the Senior Notes	Exhibit 10.1 to our current report on Form 8-K filed on May 1, 2017

10.5	RBS Extension Agreement dated April 28, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.2 to our current report on Form 8-K filed on May 1, 2017

10.6	DNB Extension Agreement dated April 28, 2017 among GulfMark Offshore, Inc., GulfMark Rederi AS, GulfMark UK Ltd. and DNB Bank ASA	Exhibit 10.3 to our current report on Form 8-K filed on May 1, 2017

10.7	Restructuring Support Agreement dated May 15, 2017 among GulfMark Offshore, Inc. and certain holders of the Senior Notes	Exhibit 10.1 to our current report on Form 8-K filed on May 16, 2017

10.8	Backstop Commitment Agreement dated May 15, 2017 among GulfMark Offshore, Inc. and certain holders of the Senior Notes	Exhibit 10.2 to our current report on Form 8-K filed on May 16, 2017

10.9	RBS Extension Agreement dated May 12, 2017 among GulfMark Offshore, Inc., GulfMark Americas, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.3 to our current report on Form 8-K filed on May 16, 2017

10.10	DNB Extension Agreement dated May 12, 2017 among GulfMark Offshore, Inc., GulfMark Rederi AS, GulfMark UK Ltd. and DNB Bank ASA	Exhibit 10.4 to our current report on Form 8-K filed on May 16, 2017

10.11	Amended and Restated Employment Agreement, dated effective as of May 11, 2017, among GulfMark Offshore, Inc., GulfMark Americas, Inc. and Quintin V. Kneen	Exhibit 10.1 to our current report on Form 8-K filed on May 18, 2017

10.12	Senior Secured Super-Priority Debtor In Possession Credit Agreement dated May 18, 2017 among GulfMark Offshore, Inc., GulfMark Rederi AS and DNB Bank ASA	Exhibit 10.1 to our current report on Form 8-K filed on May 23, 2017

10.13	Second Amendment and Restatement Agreement dated May 18, 2017 among GulfMark Rederi AS, the other loan parties party thereto, the lenders party thereto and DNB Bank ASA	Exhibit 10.2 to our current report on Form 8-K filed on May 23, 2017

10.14	RBS Forbearance Agreement dated May 19, 2017 among GulfMark Americas, Inc., GulfMark Management, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.3 to our current report on Form 8-K filed on May 23, 2017

10.15	RBS Extension Agreement dated May 31, 2017 among GulfMark Americas, Inc., GulfMark Management, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.1 to our current report on Form 8-K filed on June 1, 2017

10.16	RBS Extension Agreement dated June 16, 2017 among GulfMark Americas, Inc., GulfMark Management, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.1 to our current report on Form 8-K filed on June 16, 2017

10.17	RBS Forbearance Agreement dated June 26, 2017 among GulfMark Americas, Inc., GulfMark Management, Inc. and The Royal Bank of Scotland plc, as agent for the lenders	Exhibit 10.1 to our current report on Form 8-K filed on June 27, 2017

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.