Form 10-Q
period 2017-09-30
GULFMARK OFFSHORE INC
filed 2017-10-30
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Number of shares of Class A Common Stock, $0.01 par value, outstanding as of October 27, 2017: 28,372,180.

GulfMark Offshore, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

●	our ability to consummate and successfully execute a plan of reorganization (including the Plan, as defined below);
●

the terms and sufficiency of the “exit” financing contemplated by the Plan and related risks and uncertainties including, without limitation, whether the exit financing will be completed pursuant to the terms of the Commitment Letter (as defined below), whether the Bankruptcy Court (as defined below) will enter an order permitting us as a debtor to become a party to the exit facilities’ documentation as contemplated by the Commitment Letter, and whether the final documentation in connection with the exit financing will be approved by the Consenting Noteholders (as defined below);

●

our ability to satisfy or renegotiate milestone dates, including those with respect to effectiveness of the Plan under our Restructuring Support Agreement, Backstop Commitment Agreement and Intercompany DIP Agreement referred to below, approval of the exit financing by the Consenting Noteholders and the forbearance deadlines under the RBS Forbearance Agreement referred to below;

●

the effects of our Bankruptcy Case (as defined below) on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

●	the effects of our Bankruptcy Case on our company and on the interests of various constituents, including holders of our common stock and debt instruments;
●	Bankruptcy Court rulings in our Bankruptcy Case as well as the outcome of all other pending litigation and the outcome of the Bankruptcy Case in general;
●	the length of time that we will operate under chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
●	risks associated with third-party motions in the Bankruptcy Case, which may interfere with our ability to consummate and successfully execute a plan of reorganization and restructuring generally;
●	increased advisory costs to execute a plan of reorganization;
●	the impact of the delisting of our common stock by the New York Stock Exchange on the liquidity and market price of our common stock and on our ability to access the public capital markets;
●	our ability to continue as a going concern in the long term, including our ability to emerge from our Bankruptcy Case;

●	our ability to access adequate debtor-in-possession financing or use cash collateral;
●	the potential adverse effects of our Bankruptcy Case on our liquidity, results of operations, or business prospects;
●	our ability to execute our business and restructuring plan;
●	increased administrative and legal costs related to our Bankruptcy Case and other litigation and the inherent risks involved in a bankruptcy process;
●	the cost, availability and access to capital and financial markets, including the ability to secure new financing after emerging from our Bankruptcy Case;
●	tax planning;
●	market conditions and the effect of such conditions on our future results of operations;
●	demand for marine supply and transportation services;
●	supply of vessels and companies providing services;
●	future capital expenditures and budgets for capital and other expenditures;
●	sources and uses of and requirements for financial resources;
●	market outlook;
●	operations outside the United States;
●	contractual obligations;
●	cash flows and contract backlog;
●	timing and cost of completion of vessel upgrades, construction projects and other capital projects;
●	asset impairments and impairment evaluations;
●	assets held for sale;
●	business strategy;
●	growth opportunities;
●	competitive position;
●	expected financial position;
●	interest rate and foreign exchange risk;
●	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
●	timing and duration of required regulatory inspections for our vessels;
●	plans and objectives of management;
●	effective date and performance of contracts;
●	outcomes of legal proceedings;
●	compliance with applicable laws;
●	declaration and payment of dividends; and
●	availability, limits and adequacy of insurance or indemnification.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,461	$8,822
Trade accounts receivable, net of allowance for doubtful accounts of $3,380 and $2,482, respectively	18,865	22,043
Other accounts receivable	7,646	7,650
Inventory	7,637	7,465
Prepaid expenses	5,518	3,799
Restricted cash	3,460	-
Other current assets	2,099	3,110
Total current assets	56,686	52,889
Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $516,399 and $468,817, respectively	1,010,163	970,522
Construction in progress	1,176	24,698
Deferred costs and other assets	3,646	5,794
Total assets	$1,071,671	$1,053,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$125,380	$483,326
Debtor in possession financing	18,000	-
Accounts payable	9,104	11,666
Income and other taxes payable	4,284	3,678
Accrued personnel costs	10,092	9,109
Accrued interest expense	1,041	8,163
Other accrued liabilities	5,901	9,305
Total current liabilities	173,802	525,247
Long-term income taxes:
Deferred income tax liabilities	118,858	58,094
Other income taxes payable	18,340	17,768
Other liabilities	3,256	3,173
Total liabilities not subject to compromise	314,256	604,282
Liabilities subject to compromise	448,124	-
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; no shares issued	-	-
Class A Common Stock, $0.01 par value; 60,000 shares authorized; 29,629 and 29,104 shares issued and 28,372 and 27,122 outstanding, respectively; Class B Common Stock $0.01 per value; 60,000 shares authorized; no shares issued	289	278
Additional paid-in capital	389,027	411,983
Retained earnings	57,133	241,207
Accumulated other comprehensive loss	(108,354)	(148,402)
Treasury stock, at cost	(38,133)	(64,580)
Deferred compensation expense	9,329	9,135
Total stockholders' equity	309,291	449,621
Total liabilities and stockholders' equity	$1,071,671	$1,053,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)

Revenue	$25,805	$27,821	$74,805	$97,102
Costs and expenses:
Direct operating expenses	20,431	20,316	58,991	64,983
Drydock expense	1,138	3,297	5,694	4,187
General and administrative expenses	8,579	10,076	26,960	28,718
Pre-petition restructuring charges	50	-	17,837	-
Depreciation and amortization	13,843	13,835	40,990	44,785
Impairment charges	-	-	-	162,808
(Gain) loss on sale of assets and other	(34)	63	5,207	5,982
Total costs and expenses	44,007	47,587	155,679	311,463
Operating loss	(18,202)	(19,766)	(80,874)	(214,361)
Other income (expense):
Interest expense	(3,192)	(7,972)	(27,344)	(25,360)
Interest income	9	44	25	119
Gain on extinguishment of debt	-	-	-	35,912
Reorganization items	(8,882)	-	(13,976)	-
Foreign currency transaction loss and other	368	(1,735)	(23)	(2,861)
Total other income (expense)	(11,697)	(9,663)	(41,318)	7,810
Loss before income taxes	(29,899)	(29,429)	(122,192)	(206,551)
Income tax benefit	5,256	4,700	(67,813)	43,060
Net loss	$(24,643)	$(24,729)	$(190,005)	$(163,491)
Loss per share:
Basic	$(0.94)	$(0.98)	$(7.39)	$(6.53)
Diluted	$(0.94)	$(0.98)	$(7.39)	$(6.53)
Weighted average shares outstanding:
Basic	26,254	25,176	25,716	25,049
Diluted	26,254	25,176	25,716	25,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net loss	$(24,643)	$(24,729)	$(190,005)	$(163,491)
Comprehensive income (loss):
Foreign currency translation gain (loss)	17,257	686	40,048	(21,513)
Total comprehensive loss	$(7,386)	$(24,043)	$(149,957)	$(185,004)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017
(In thousands)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation Expense	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2016	$278	$411,983	$241,207	$(148,402)	(2,586)	$(64,580)	$9,135	$449,621
Net loss	-	-	(190,005)	-	-	-	-	(190,005)
Issuance of common stock and other	11	3,522	-	-	-	-	-	3,533
Treasury stock	-	-	-	-	725	26,641	-	26,641
Deferred compensation plan	-	(26,478)	-	-	(830)	(194)	194	(26,478)
Stock compensation tax adjustment	-	-	5,931	-	-	-	-	5,931
Translation adjustment	-	-	-	40,048	-	-	-	40,048
Balance at September 30, 2017	$289	$389,027	$57,133	$(108,354)	(2,691)	$(38,133)	$9,329	$309,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION) AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(190,005)	$(163,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,990	44,785
Amortization of stock-based compensation	2,538	4,023
Amortization of deferred financing costs	10,308	2,675
Provision for doubtful accounts receivable, net of write-offs	799	1,155
Impairment charges	-	162,808
Loss on sale of assets	5,207	5,982
Gain on extinguishment of debt	-	(35,912)
Deferred income tax expense (benefit)	67,272	(44,508)
Foreign currency transaction (gain) loss	(753)	3,077
Change in operating assets and liabilities:
Accounts receivable	3,361	16,724
Prepaids and other	(3,892)	725
Accounts payable	(2,932)	(1,053)
Other accrued liabilities and other	14,859	(15,376)
Net cash used in operating activities	(52,248)	(18,386)
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(24,902)	(15,076)
Proceeds from disposition of vessels and equipment	3,065	5,029
Net cash used in investing activities	(21,837)	(10,047)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facilities	65,443	55,194
Proceeds from borrowings under DIP financing facility	18,000	-
Repayment of borrowings under revolving loan facilities	(2,000)	(5,000)
Repayment of secured credit facilities	-	(33,448)
Debt issuance costs	(1,000)	(831)
Other financing costs	(4,299)	-
Proceeds from issuance of stock	-	305
Net cash provided by financing activities	76,144	16,220
Effect of exchange rate changes on cash	580	53
Net (decrease) increase in cash and cash equivalents	2,639	(12,160)
Cash and cash equivalents at beginning of period	8,822	21,939
Cash and cash equivalents at end of period	$11,461	$9,779
Supplemental cash flow information:
Interest paid, net of interest capitalized	$5,699	$3,026
Income taxes paid, net	1,202	2,291
Restructuring costs paid	13,976	-

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

In the opinion of management, all adjustments, which include reclassification and normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements for the periods indicated, have been made. All significant intercompany accounts have been eliminated. Certain reclassifications of previously reported information may be made to conform to current year presentation.

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

Bankruptcy Filing

On May 17, 2017, GulfMark Offshore, Inc., or the Debtor, filed a voluntary petition for relief, or the Petition, and commenced a case, or the Bankruptcy Case, under chapter 11, or Chapter 11, of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to pursue a proposed plan of reorganization which, as amended, we refer to as the Plan. The Bankruptcy Case is being administered under the caption In re GulfMark Offshore, Inc. No trustee has been appointed and we will continue to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we have obtained approval from the Bankruptcy Court for a variety of “first day” motions, including authority to maintain bank accounts and other customary relief. A summary of the key features of the Plan is included below in Note 2. On October 4, 2017, the Bankruptcy Court entered an order confirming the Plan.

Bankruptcy Accounting

The unaudited condensed consolidated financial statements included herein have been prepared as if we were a going concern and reflect the application of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 852 “Reorganizations,” or ASC 852. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on our consolidated balance sheet at September 30, 2017. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court.

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

Restricted cash

As a result of the bankruptcy, certain customers and financial institutions have required us to cash collateralize certain performance and transaction obligations. The accounts that hold this cash collateral are under our control but use of the cash is restricted until we have satisfied the respective obligations. These amounts are separated from “cash and cash equivalents” and included in “restricted cash” in our unaudited condensed consolidated balance sheets.

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

Restructuring Support Agreement

On May 15, 2017, the Debtor entered into a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 50% of the aggregate outstanding principal amount of the Debtor’s unsecured 6.375% senior notes due 2022, or the Senior Notes, to support a restructuring on the terms of the Plan. The RSA provides for, among other things, the $125.0 million rights offering, or the Rights Offering, and that:

●

Pursuant to the $125.0 million Rights Offering (subject to limitations regarding the Jones Act described below), eligible Noteholders have the right to purchase on the effective date of the Plan, or the Effective Date, their pro rata share of 60% of the Debtor’s common stock, or as applicable, the Jones Act Warrants (as defined below), or the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the proposed management incentive plan, or the MIP, and upon exercise of the Reorganization Warrants (as defined below). The Rights Offering was backstopped by certain of the Noteholders for a 6.0% commitment premium to be paid in the form of 3.6% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants.

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

●	The Debtor would seek to obtain debtor-in-possession financing pursuant to terms and conditions that are reasonably acceptable to the Debtor and Requisite Noteholders (as defined in the RSA).

●

Holders of allowed claims arising under the Debtor’s debtor-in-possession financing facility, administrative expense claims, priority tax claims, other priority claims, and other secured claims of the Debtor will receive in exchange for their claims payment in full in cash or otherwise have their rights unimpaired under title 11 of the Bankruptcy Code. The Debtor will continue to pay any general unsecured claims in the ordinary course of business.

On September 21, 2017, the Debtor entered into the first amendment to the RSA to, among other things, extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

The Plan provides that the guaranty claims of the lender under our Secured Revolving Credit Facility Agreement, dated December 27, 2012, in the original aggregate principal amount of NOK 600.0 million, as amended, supplemented and/or restated from time to time, or the Norwegian Facility Agreement, among the Debtor, as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, or Rederi, as the borrower, our other subsidiaries party thereto and DNB Bank ASA, or the Norwegian Lender, will receive, on the Effective Date of the Plan, payment in cash in an amount equal to the allowed amount of guaranty claims , except to the extent that the lender agrees to a less favorable treatment. See “DNB Second Amendment and Restatement Agreement” below.

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

Exit Facility

On September 29, 2017, the Debtor and Rederi entered into a commitment letter, or the Commitment Letter, with DNB Markets, Inc., or DNB Markets, DNB Capital LLC (or, together with DNB Markets, DNB) and Hayfin DLF II Luxco 2 S.à.r.l. (or, together with any related funds, collectively, Hayfin and, together with DNB, the Exit Facility Lenders) regarding the terms of the provision of certain credit facilities in connection with the confirmation of the Plan. Pursuant to the Commitment Letter, including the term sheet attached thereto, DNB would, subject to the terms and provisions thereof, provide a 5-year multi-currency senior secured revolving credit facility in an aggregate principal amount of $25.0 million and Hayfin would provide a 5-year senior secured term loan facility in an aggregate principal amount of $100.0 million. The Commitment Letter has been approved by certain consenting noteholders party to the RSA or the Consenting Noteholders, subject to final documentation.

Further, to the extent consummated, Rederi will be required to pay, on the effective date of such credit facilities, certain arrangement, upfront, ticking and other closing fees in an aggregate amount of approximately $5.0 million pursuant to the terms of the fee arrangements agreed to between Rederi and the Exit Facility Lenders, in addition to certain previously paid work fees. In the event that the Commitment Letter is terminated without the Debtor borrowing thereunder, the Exit Facility Lenders will be entitled to an aggregate termination fee equal to approximately $1.9 million (plus accrued ticking fees), payable on the date that the Debtor emerges from bankruptcy (in accordance with the terms set forth in the Commitment Letter). The Exit Facility Lenders’ obligations under the Commitment Letter are subject to certain customary conditions. There can be no assurances that the exit financing will be completed pursuant to the terms of the Commitment Letter, or that the final documentation in connection with the exit financing will be approved by the Consenting Noteholders.

Backstop Commitment Agreement

On May 15, 2017, the Debtor entered into a backstop commitment agreement, or the Backstop Commitment Agreement, pursuant to which certain of the Noteholders agreed to backstop the Rights Offering contemplated in the RSA, or the Backstop Commitments. Pursuant to the Backstop Commitment Agreement, each of the holders of a Backstop Commitment party to the Backstop Commitment Agreement, or the Commitment Parties, severally and not jointly, agree to fully participate in the Rights Offering and purchase the Reorganized GulfMark Equity in accordance with the percentages set forth in the Backstop Commitment Agreement to the extent unsubscribed under the Rights Offering. In addition, to compensate the Commitment Parties for the risk of their undertakings and as consideration for the Backstop Commitments, the Debtor will pay the Commitment Parties, in the aggregate, on the Effective Date, a backstop commitment premium in an amount equal to $7.5 million in the form of Reorganized GulfMark Equity.

The Backstop Commitment Agreement is terminable by the Debtor and/or the Requisite Commitment Parties (as defined in the Backstop Commitment Agreement) under several conditions, including failure to achieve certain milestones or the termination of the RSA. The Debtor is also required to pay a termination fee in the amount of $7.5 million in cash to the Commitment Parties if the Backstop Commitment Agreement is terminated for certain events.

 On September 21, 2017, the Debtor entered into the first amendment to the Backstop Commitment Agreement to, among other things, extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

Intercompany DIP Credit Agreement

On May 18, 2017, the Debtor entered into the Senior Secured Super-Priority Debtor In Possession Credit Agreement, or the Intercompany DIP Agreement, among the Debtor, as the borrower, Rederi, a wholly-owned subsidiary of the Debtor, as the lender, and the Norwegian Lender, as issuing bank.  Pursuant to the Intercompany DIP Agreement, Rederi has made available to the Debtor a senior secured super-priority term loan facility of up to $35.0 million to allow the Debtor to continue to operate its business and manage its properties as a debtor and a debtor-in-possession pursuant to the Debtor’s filing of the Petition.  The Debtor has requested that the Norwegian Lender issue letters of credit from time to time, to be cash collateralized using the proceeds of the term loans under the Intercompany DIP Agreement. As security for the loans under the Intercompany DIP Agreement, the Debtor has pledged 65% of its equity interests in GulfMark Capital, LLC, GulfMark Foreign Investments LLC and GM Offshore, Inc., each a wholly-owned domestic subsidiary of the Debtor. On September 21, 2017, the Debtor entered into the first amendment to the Intercompany DIP Agreement to extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

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

Multicurrency Facility Agreement Forbearance Agreement

On June 26, 2017, GulfMark Americas and GulfMark Management, Inc., or GulfMark Management, each a subsidiary of the Debtor, entered into a forbearance agreement, or the RBS Forbearance Agreement, with the Agent relating to the Multicurrency Facility Agreement. Pursuant to the RBS Forbearance Agreement, the Agent agreed to waive the defaults and events of default specified in the RBS Forbearance Agreement and to forbear from exercising any rights or remedies under the Multicurrency Facility Agreement as a result of any such defaults and events of default specified in the RBS Forbearance Agreement until the earlier of (x) the occurrence of any of the early termination events specified in the RBS Forbearance Agreement, (y) the effectiveness of the Plan (including all exhibits and schedules thereto, and as amended, modified or supplemented solely in accordance with the RBS Forbearance Agreement) and (z) September 4, 2017. In addition, the Agent agreed in the RBS Forbearance Agreement that during such period the provision in the Multicurrency Facility Agreement that would result in an automatic acceleration of the outstanding obligations, termination of the lending commitments and a requirement to cash-collateralize letters of credit as specified in the RBS Forbearance Agreement shall not apply.

On September 21, 2017, GulfMark Americas and GulfMark Management entered into an extension agreement with the Agent that extended (i) the forbearance period until the earlier of (x) September 27, 2017, which was extended by Americas to October 31, 2017 upon satisfaction of certain milestones with respect to the exit financing and was subsequently extended to 12:01 a.m. on November 3, 2017, and (y) the occurrence of any of the specified early termination events and (ii) certain early termination events to be consistent with the first amendment to the RSA, the first amendment to the BCA and certain milestones dates relating to the exit financing.

Milestone Dates and Forbearance Period

Each of the RSA, the Backstop Commitment Agreement and the Intercompany DIP Agreement provides for a milestone date of November 10, 2017 relating to the Effective Date of the Plan. In addition, the milestone date relating to approval of the exit financing by the Consenting Noteholders is November 3, 2017 and the forbearance period under the RBS Forbearance Agreement was extended to 12:01 a.m. on November 3, 2017. As of the date of this report, however, we do not expect the Effective Date to occur by November 3, 2017. Although we anticipate restructuring in accordance with the RSA and the Plan, there can be no assurance that we will be successful in negotiating any extensions of the milestone dates and forbearance period.

Liabilities Subject to Compromise

As a result of the filing of the Petition, the payment of pre-petition indebtedness is subject to compromise or other treatment under the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Debtor authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtor’s businesses and assets. Among other things, the Bankruptcy Court authorized the Debtor to pay certain pre-petition claims in the ordinary course of business.

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

Reorganization Items

Reorganization items represent amounts incurred subsequent to the Bankruptcy Case filing directly resulting from such filing and consist primarily of professional fees for bankers, attorneys and accountants totaling $8.9 million during the three months ended September 30, 2017.

Financial Statements of the Debtor

In accordance with the requirements of ASC 852, the following are condensed financial statements of the Debtor:

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION)
UNAUDITED CONDENSED BALANCE SHEET
September 30,
2017
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$424
Prepaid expenses	966
Total current assets	1,390

Intercompany notes and other receivables	426,257
Investments in subsidiaries	286,163

Total assets	$713,810
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debtor in possession financing	$17,000
Accounts payable	1,839
Accrued personnel costs	5,126
Other accrued liabilities	1,438
Total current liabilities	25,403
Deferred income tax liabilities	111,586
Liabilities subject to compromise	448,124
Stockholders' equity	128,697
Total liabilities and stockholders' equity	$713,810

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
	(In thousands)
Revenue	$-	$-
Costs and expenses:
General and administrative expenses	1,347	4,736
Pre-petition restructuring charges	30	17,599
Total costs and expenses	1,377	22,335
Operating loss	(1,377)	(22,335)
Other income (expense):
Interest expense	(76)	(17,295)
Interest income	2,276	7,459
Reorganization items	(7,696)	(9,598)
Foreign currency transaction loss and other	-	(9)
Total other expense	(5,496)	(19,443)
Loss before income taxes	(6,873)	(41,778)
Income tax expense	(248)	(84,339)
Net loss	$(7,121)	$(126,117)

GULFMARK OFFSHORE, INC. (DEBTOR IN POSSESSION)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended
September 30,
2017
(In thousands)
Cash flows from operating activities:
Net loss	$(126,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	1,940
Amortization of deferred financing costs	6,471
Deferred income tax expense	84,347

Change in operating assets and liabilities:
Accounts receivable	25
Prepaids and other	(469)
Accounts payable	1,445
Other accrued liabilities and other, including intercompany activity	15,780
Net cash used in operating activities	(16,578)
Cash flows from financing activities:
Proceeds from intercompany DIP financing	17,000
Net cash provided by financing activities	17,000

Net increase in cash and cash equivalents	422
Cash and cash equivalents at beginning of period	2
Cash and cash equivalents at end of period	$424

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

Beginning in late 2014, oil prices declined significantly. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices recovered over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel in the fourth quarter of 2016. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovery to over $50 per barrel. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016. The impairment charge consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and included vessels under construction, and $19.6 million in connection with our Southeast Asia segment. We performed an evaluation for impairment for each of our asset groups in the first and second quarters of 2017, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated. We also evaluated our asset groups for impairment in the third quarter of 2017 and determined that no impairment trigger was indicated.

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

Interest is capitalized in connection with the construction of vessels. During the nine months ended September 30, 2017, we capitalized $0.1 million of interest, all in the first quarter. Since we took delivery of the last of the new-build vessels we had under construction during the first quarter of 2017, no further interest was capitalized during the third quarter of 2017. During the three and nine months ended September 30, 2016, we capitalized $0.4 million and $2.1 million of interest, respectively.

In the first quarter of 2016, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due.  We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we had the right to elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder would retain the vessel. On May 8, 2017, we advised the shipbuilder that we had elected not to take delivery. We have no other vessels under construction as of September 30, 2017.

During the first quarter of 2017 we took delivery of a vessel built in Norway and paid a final installment on delivery of 195.0 million NOK (approximately $23.3 million).

The following tables illustrate the details of vessels sold and vessels added:

Vessel Additions Since December 31, 2016
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(3)	DWT(4)	Month Delivered

North Barents	N. Sea	LgPSV	2017	304	11,935	4,700	Jan-17

Vessels Disposed of Since December 31, 2016
Vessel	Region	Type(2)	Year Built	Length (feet)	BHP(3)	DWT(4)	Month Disposed

Mako	Americas	FSV	2008	181	7,200	552	Mar-17
Tiger	Americas	FSV	2009	181	7,200	552	Mar-17

(1) LgPSV - Large Platform Supply Vessel
(2) FSV - Fast Supply Vessel
(3) BHP - Brake Horsepower
(4) DWT - Deadweight Tons

(5)	DEBT

Our debt at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Senior Notes Due 2022	$-	$429,640
Multicurrency Facility Agreement	72,000	49,000
Norwegian Facility Agreement	53,380	11,157
Debtor in possession financing component of Amended and Restated Norwegian Facility	18,000	-
	143,380	489,797
Debt Premium	-	423
Debt Issuance Costs Associated with the Senior Notes	-	(6,894)
Total	$143,380	$483,326

As described further in this Note 5, the Senior Notes in the aggregate principal amount of $429.6 million have been reclassified as liabilities subject to compromise.

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2017	-
2018	-
2019	143,380
2020	-
2021	-
Thereafter	-
Total	$143,380

Our consolidated financial statements as of and for the three and nine months ended September 30, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements. However, for the reasons described in Note 2, indebtedness with the stated maturities as summarized above is classified as a current liability at September 30, 2017 and at December 31, 2016.

Senior Notes Due 2022

In 2012, we issued $500.0 million aggregate principal amount of 6.375% Senior Notes due 2022. Interest on the Senior Notes is payable semi-annually on March 15 and September 15. On and after March 15, 2017, we may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.188% for the twelve-month period beginning March 15, 2017, 102.125% for the twelve-month period beginning March 15, 2018, 101.063% for the twelve-month period beginning March 15, 2019 and 100.000% beginning March 15, 2020 and thereafter, plus accrued and unpaid interest to the redemption date.

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

Subsequently, on May 17, 2017, as described in more detail in Notes 1 and 2, we filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The commencement of the Bankruptcy Case constituted an event of default that accelerated the Debtor’s obligations under the Indenture, dated as of March 12, 2012, by and between the Debtor, as issuer, and U.S. Bank National Association, as trustee, with respect to the Senior Notes. Any efforts to enforce such payment obligations under the Senior Notes were automatically stayed as a result of the filing of the Petition and the holders’ rights of enforcement in respect of the Senior Notes are subject to the applicable provisions of the Bankruptcy Code. In conjunction with the filing of the Petition, we entered into the RSA with the Noteholders holding approximately 50% of the aggregate outstanding principal amount of the Senior Notes. The RSA contemplates that, among other things, we would commence the Rights Offering. We also entered into the Backstop Commitment Agreement with the Noteholders, pursuant to which the Commitment Parties backstopped the Rights Offering. The RSA and the Backstop Commitment Agreement are more fully described in Note 2. On September 21, 2017, the Debtor entered into the first amendment to the RSA to, among other things, extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

As a result of filing the Petition and entering into the RSA, as amended, we have reclassified the amounts outstanding under the Senior Notes, including all interest accrued through the date of the Petition, to liabilities subject to compromise. Liabilities subject to compromise are included in our unaudited condensed consolidated balance sheet in the amount of $448.1 million, consisting of the Senior Notes in the amount of $429.6 million and accrued interest through the date of the Bankruptcy Case filing in the amount of $18.5 million.

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

On June 26, 2017, GulfMark Americas and GulfMark Management, each a subsidiary of the Debtor, entered into the RBS Forbearance Agreement with the Agent. Pursuant to the RBS Forbearance Agreement, the Agent agreed to waive the defaults and events of default specified in the RBS Forbearance Agreement and to forbear from exercising any rights or remedies under the Multicurrency Facility Agreement as a result of any such defaults and events of default specified in the RBS Forbearance Agreement until the earlier of (x) the occurrence of any of the early termination events specified in the RBS Forbearance Agreement, (y) the effectiveness of the Plan (including all exhibits and schedules thereto, and as amended, modified or supplemented solely in accordance with the RBS Forbearance Agreement) and (z) September 4, 2017. In addition, the Agent agreed in the RBS Forbearance Agreement that during such period the provision in the Multicurrency Facility Agreement that would result in an automatic acceleration of the outstanding obligations, termination of the lending commitments and a requirement to cash-collateralize letters of credit as specified in the RBS Forbearance Agreement shall not apply.

On September 21, 2017, GulfMark Americas and GulfMark Management entered into an extension agreement with the Agent that extended (i) the forbearance period until the earlier of (x) September 27, 2017, which was extended by Americas to October 31, 2017 upon satisfaction of certain milestones with respect to the exit financing and was subsequently extended to 12:01 a.m. on November 3, 2017, and (y) the occurrence of any of the specified early termination events and (ii) certain early termination events to be consistent with the first amendment to the RSA, the first amendment to the BCA and certain milestones dates relating to the exit financing.

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

The Debtor unconditionally guaranteed all existing and future indebtedness and liabilities of GulfMark Americas arising under the Multicurrency Facility Agreement and other related loan documents. Such guarantee may also cover obligations of GulfMark Americas arising under any hedging arrangements. At September 30, 2017, we had $72.0 million borrowed and outstanding under the Multicurrency Facility Agreement and the weighted average interest rate on our outstanding borrowings under the Multicurrency Facility Agreement was 5.24%.

Norwegian Facility Agreement

Under the Amended and Restated Norwegian Facility, the Norwegian Lender has agreed to provide certain loans up to an aggregate principal amount equal to the sum of $55.0 million and NOK 210.0 million (or approximately $25.6 million at September 30, 2017) at any one time outstanding, subject to certain terms and conditions. The Amended and Restated Norwegian Facility has a scheduled maturity date on the earlier of November 18, 2017 and the occurrence of any of the specified early maturity events, including the Effective Date of the Plan. Loans under the Amended and Restated Norwegian Facility accrue interest at the Norwegian Interbank Offered Rate, or NIBOR, or, if the loan is denominated in U.S. Dollars, LIBOR plus 8.00%. During the continuance of an event of default, upon notice by the agent under the Amended and Restated Norwegian Facility, the applicable interest rate increases by an additional 2.00%. The fee for unused commitments is 5.00% per annum. We are subject to certain financial and other covenants and other obligations under the Amended and Restated Norwegian Facility.

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

We unconditionally guaranteed all existing and future indebtedness and liabilities of Rederi arising under the Amended and Restated Norwegian Facility and other related loan documents. Such guarantee may also cover obligations of Rederi arising under any hedging arrangements described above. At September 30, 2017, we had $71.4 million borrowed and outstanding under the Amended and Restated Norwegian Facility and the weighted average interest rate on our outstanding borrowings was 9.12%.

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

In order to provide funds to Rederi for purposes of making loans to the Debtor under the Intercompany DIP Agreement, on May 18, 2017, Rederi entered into the DNB Second Amendment and Restatement Agreement. Pursuant to the DNB Second Amendment and Restatement Agreement, the parties amended and restated the Norwegian Facility Agreement. Pursuant to the Amended and Restated Norwegian Facility, the Norwegian Lender agreed to make the $35.0 million Term Loan Facility available to Rederi.  To secure the Term Loan Facility, the Norwegian Lender, the UK Guarantor and the UK Parent agreed to place mortgages in favor of the Norwegian Lender on certain additional, previously unencumbered vessels owned by Rederi and certain other subsidiaries of the Debtor. In addition, the UK Parent and the Norwegian Parent pledged their shares in the UK Guarantor and Rederi, respectively, to the Norwegian Lender. On September 21, 2017, we entered into the first amendment to the Intercompany DIP Agreement to extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

(6)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). Our estimated annual effective tax rate includes the recognition of a valuation allowance on our deferred tax assets. The tax effect of this recognition is a discrete item for the third quarter of 2017 of $1.1 million.

In previous years, we determined to repatriate all future foreign earnings and $240.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings. The change in our foreign repatriation strategy resulted in a non-cash tax charge of approximately $84.0 million. We have not provided for U.S. deferred taxes on the permanently reinvested earnings of approximately $549.3 million at September 30, 2017. The projected cash flows of our foreign operations is not sufficient to cover the permanently reinvested earnings without selling assets. We do not intend to liquidate any foreign assets to generate cash to remit to the U.S. parent.

If remaining permanently reinvested earnings were repatriated, the incremental U.S. tax would be approximately 35% based on current tax law. In addition, as of September 30, 2017, we had approximately $10.0 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

(7)	COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.6 million at September 30, 2017 and $1.2 million at December 31, 2016. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

We have contingent liabilities and future claims and we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims may involve threatened or actual litigation where damages have not been specifically quantified but we have made an assessment of our exposure and recorded a provision in our accounts for the expected loss. We intend to defend these matters vigorously; however, litigation is inherently unpredictable, and the ultimate outcome or effect of such lawsuits and actions cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of these lawsuits. Any claims against us, whether meritorious or not, could cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operations resources. Other claims or liabilities, including those related to taxes in foreign jurisdictions, may be estimated based on our experience in these matters and, where appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of the uncertainties surrounding our estimates of contingent liabilities and future claims, our future reported financial results will be impacted by the difference, if any, between our estimates and the actual amounts paid to settle the liabilities. In addition to estimates related to litigation and tax liabilities, other examples of liabilities requiring estimates of future exposure include contingencies arising out of acquisitions and divestitures. Our contingent liabilities are based on the most recent information available to us regarding the nature of the exposure. Such exposures may change from period to period based upon updated relevant facts and circumstances, which can cause the estimates to change. In the recent past, our estimates for contingent liabilities have been sufficient to cover the actual amount of our exposure. We do not believe that the outcome of these matters will have a material adverse effect on our business, financial condition, or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (ASC 718) - Scope of Modification Accounting.” The objective of this standard is to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in ASC 718 to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The new standard is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the potential effect this standard may have on our financial condition and results of operations.

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

Operating Income (Loss) by Operating Segment

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2017
Revenue	$16,134	$1,973	$7,698	$-	$25,805
Direct operating expenses	10,447	2,195	7,789		20,431
Drydock expense	56	1,075	7		1,138
General and administrative expenses	1,872	848	1,369	4,490	8,579
Pre-petition restructuring charges	25	(6)	31		50
Depreciation and amortization expense	5,945	1,784	5,496	618	13,843
(Gain) loss on sale of assets	-	(19)	(15)	-	(34)
Operating income (loss)	$(2,211)	$(3,904)	$(6,979)	$(5,108)	$(18,202)

Quarter Ended September 30, 2016
Revenue	$17,491	$4,045	$6,285	$-	$27,821
Direct operating expenses	10,587	2,616	7,113	-	20,316
Drydock expense	1,231	580	1,486	-	3,297
General and administrative expenses	1,505	2,076	1,470	5,025	10,076
Depreciation and amortization expense	5,833	1,896	5,286	820	13,835
Impairment charges	-	-	-	-	-
(Gain) loss on sale of assets	(3)	66	-	-	63
Operating income (loss)	$(1,662)	$(3,189)	$(9,070)	$(5,845)	$(19,766)

	North Sea	Southeast Asia	Americas	Other	Total
	(In thousands)
Nine Months Ended September 30, 2017
Revenue	$45,068	$7,282	$22,455	$-	$74,805
Direct operating expenses	30,733	6,663	21,595	-	58,991
Drydock expense	4,470	1,067	157	-	5,694
General and administrative expenses	5,545	2,622	4,996	13,797	26,960
Pre-petition restructuring charges	193	-	46	17,598	17,837
Depreciation and amortization expense	17,269	5,349	16,549	1,823	40,990
(Gain) loss on sale of assets	-	(51)	5,258		5,207
Operating income (loss)	$(13,142)	$(8,368)	$(26,146)	$(33,218)	$(80,874)

Nine Months Ended September 30, 2016
Revenue	$61,500	$10,914	$24,688	$-	$97,102
Direct operating expenses	36,606	8,868	19,509	-	64,983
Drydock expense	2,104	597	1,486	-	4,187
General and administrative expenses	5,466	3,783	5,168	14,301	28,718
Depreciation and amortization expense	18,922	6,843	16,404	2,616	44,785
Impairment charges	1,986	50,437	110,385	-	162,808
(Gain) loss on sale of assets	5,920	66	(4)	-	5,982
Operating income (loss)	$(9,504)	$(59,680)	$(128,260)	$(16,917)	$(214,361)

Total Assets
September 30, 2017	$512,376	$149,789	$404,886	$4,620	$1,071,671
December 31, 2016	465,908	158,671	424,398	4,926	1,053,903

At December 31, 2016, we had $371.6 million and at Septembr 30, 2017, we had $350.6 million in long-lived assets attributable to the United States, our country of domicile.

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

Overview

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations is international. Our fleet has grown in both size and capability, from 11 vessels in 1990 to our present number of 69 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of October 30, 2017, our fleet included 66 owned vessels, 32 of which are stacked, and three managed vessels.

Our results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. Utilization and day rates, in turn, are influenced principally by the demand for vessel services from the offshore exploration and production sectors of the oil and natural gas industry. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry as well as the availability of capital to build new vessels to meet the changing market requirements. As discussed below, the ongoing and sustained decline in the price of oil has materially and negatively impacted our results of operations.

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

Bankruptcy Filing

On May 17, 2017, GulfMark Offshore, Inc., or the Debtor, filed a voluntary petition for relief, or the Petition, and commenced a case, or the Bankruptcy Case, under chapter 11, or Chapter 11, of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to pursue a proposed plan of reorganization which, as amended, we refer to as the Plan. The Bankruptcy Case is being administered under the caption In re GulfMark Offshore, Inc. No trustee has been appointed and we will continue to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To assure ordinary course operations, we have obtained approval from the Bankruptcy Court for a variety of “first day” motions, including authority to maintain bank accounts and other customary relief. A summary of the key features of the Plan is included below under “– Liquidity, Capital Resources and Financial Condition.” On October 4, 2017, the Bankruptcy Court entered an order confirming the Plan.

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

Beginning in late 2014, oil prices declined significantly. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices recovered over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel in the fourth quarter of 2016. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $50 per barrel. The lower price environment impacted the operational plans for oil companies beginning in late 2014 and consequently adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

Based on the triggering events discussed above, we performed an evaluation for impairment for the quarter ended March 31, 2016 and determined that the carrying values of certain of our long-lived asset groups in the Americas and in Southeast Asia were greater than the related undiscounted expected future cash flows. We compared the carrying values of the long-lived asset groups to the fair value provided by the independent appraisal firms and recorded $114.1 million of impairment charges in the first quarter of 2016. The impairment charge consisted of $94.5 million in connection with our long-lived assets in the U.S. Gulf of Mexico, which is part of our Americas segment and included vessels under construction, and $19.6 million in connection with our Southeast Asia segment. We performed an evaluation for impairment for each of our asset groups in the first and second quarters of 2017, but determined that the undiscounted expected future cash flows were greater than the carrying value in each group and concluded that no further impairment was indicated. We also evaluated our asset groups for impairment in the third quarter of 2017 and determined that no impairment trigger was indicated.

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

Bankruptcy Accounting

The unaudited condensed consolidated financial statements included herein have been prepared as if we were a going concern and reflect the application of Financial Accounting Standards Board Accounting Standards Codification 852 “Reorganizations,” or ASC 852. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on our consolidated balance sheet at September 30, 2017. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court.

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

In connection with the Debtor’s emergence from the Bankruptcy Case, the Debtor will be required to adopt fresh-start accounting as of the date the Debtor emerges from bankruptcy. When the reorganized Debtor adopts fresh-start accounting, our assets and liabilities will be recorded at their fair value as of the fresh-start reporting date. The fair values of our assets and liabilities as of that date may differ materially from the recorded values of our assets and liabilities as reflected in our historical consolidated financial statements. In addition, our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements are not reliable indicators of our financial condition and results of operations for any period after we adopt fresh-start accounting. We are in the process of evaluating the impact of fresh-start accounting on our consolidated financial statements.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating income or loss. We use the information that follows to evaluate the performance of our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues by Region (000's) (a):
North Sea Based Fleet (c)	$16,134	$17,491	$45,068	$61,500
Southeast Asia Based Fleet	1,973	4,045	7,282	10,914
Americas Based Fleet	7,698	6,285	22,455	24,688

Rates Per Day Worked (b):
North Sea Based Fleet (c)	$10,653	$10,758	$10,381	$12,528
Southeast Asia Based Fleet	5,525	7,656	5,465	7,715
Americas Based Fleet	8,419	9,830	8,347	10,360

Overall Utilization (b):
North Sea Based Fleet	65.2%	70.6%	62.9%	67.2%
Southeast Asia Based Fleet	37.6%	50.0%	45.8%	40.1%
Americas Based Fleet	31.9%	19.6%	30.7%	19.1%

Average Owned Vessels (d):
North Sea Based Fleet	25.0	25.4	24.9	26.3
Southeast Asia Based Fleet	10.0	11.5	10.0	12.5
Americas Based Fleet	31.0	31.7	31.5	30.7
Total	66.0	68.6	66.4	69.5

(a)	Includes owned and managed vessels.
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

Comparison of the Three Months Ended September 30, 2017 with the Three Months Ended September 30, 2016

For the three months ended September 30, 2017, we had a net loss of $24.6 million, or $0.94 per diluted share, on revenues of $25.8 million. During the three months ended September 30, 2016, our net loss was $24.7 million, or $0.98 per diluted share, on revenues of $27.8 million.

Our revenues for the quarter ended September 30, 2017 decreased $2.0 million, or 7.2%, compared to the quarter ended September 30, 2016. Average day rates decreased from $9,966 during the third quarter of 2016 to $9,272 during the third quarter of 2017, resulting in a $3.7 million decline in revenue. Partially offsetting this decrease was an increase in overall utilization of 1.8 percentage points, increasing revenue by $0.9 million between the periods. In addition, revenue increased $0.7 million as a result of the delivery of one new-build vessel during the first quarter of 2017. The slight decrease in the U.S. Dollar exchange rate was responsible for a further revenue increase of $0.1 million. Our average fleet size decreased from 68.5 in the 2016 quarter to 66.0 in the 2017 quarter due to the sale of four vessels during the second half of 2016 and the sale of two additional vessels during the first quarter of 2017. The sold vessels had been stacked in the third quarter of 2016, resulting in no revenue effect related to the sale.

We had an operating loss of $18.2 million for the three months ended September 30, 2017, compared to a $19.8 million operating loss during the same period of 2016. Decreases in drydock expense of $2.2 million and general and administrative expenses of $1.5 million were the primary reasons for the reduction in operating loss. The general and administrative expense decrease was mainly due to a bad debt expense recognized during the 2016 period and a retention bonus accrual during 2017. Partially offsetting these decreases was the decrease in revenue during the third quarter of 2017. Pre-petition restructuring charges were $0.1 million and are largely related to legal and professional fees from our restructuring and bankruptcy advisors, prior to the bankruptcy filing on May 17, 2017. Gain on sale of assets increased by $0.1 million during the third quarter of 2017.

North Sea

North Sea revenue decreased $1.4 million, or 7.8%, for the quarter ended September 30, 2017, compared to the same period in 2016. Utilization decreased from 70.6% in the 2016 period to 65.2% in the 2017 period, reducing revenue by $1.3 million. Day rates decreased from $10,758 in the third quarter of 2016 to $10,653 in the current quarter, reducing revenue by $0.9 million. Partially offsetting these decreases was an increase in capacity of $0.7 million mainly related to the addition of one new-build vessel in early 2017. In addition, the slight decrease in the U.S. Dollar exchange rate during the quarter caused an increase in revenue of $0.1 million. Operating loss increased from $1.7 million during the quarter ended September 30, 2016 to $2.2 million for the same period in 2017. The primary reason for this increase was the decrease in revenue, combined with an increase in general and administrative expenses of $0.4 million mainly due to an increase in salaries and benefits. In addition, depreciation and amortization increased by $0.1 million due to the addition of the new-build vessel in early 2017. Partially offsetting these increases was a decrease of $1.2 million in drydock expense.

Southeast Asia

Revenue in Southeast Asia decreased $2.1 million, or 51.2%, for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. The main factor for the decline was a decrease in utilization amounting to $1.7 million in revenue, from 50.0% during the 2016 quarter to 37.6% during the current quarter. Day rates also decreased, from $7,656 in the third quarter of 2016 to $5,525 in the third quarter of 2017, causing a further decrease in revenue of $0.4 million. Operating loss increased by $0.7 million, from $3.2 million in the third quarter of 2016 to $3.9 million in the same period of 2017. The main factor for the increase in operating loss was decreased revenue. In addition, in the third quarter of 2017 we had an increase of $0.5 million in drydock expense. Partially offsetting these factors was a decrease in direct operating expenses of $0.4 million as more vessels were stacked, and a decrease in depreciation and amortization of $0.1 million due to the sale of older vessels. General and administrative expenses decreased $1.2 million due to a bad debt expense recognized during the 2016 quarter. Gain on sale of assets increased slightly during the 2017 quarter.

Americas

Revenue in the Americas increased $1.4 million, or 22.5%, in the third quarter of 2017 compared to the third quarter of 2016. Utilization increased from 19.6% in the 2016 period to 31.9% in the third quarter of 2017, increasing revenue by $3.8 million. Partially offsetting this increase was a decrease in day rates, from $9,830 during the third quarter of 2016 to $8,419 during the third quarter of 2017, causing a decrease in revenue of $2.4 million. We had a decrease in operating loss of $2.1 million, from $9.1 million during the third quarter of 2016 to $7.0 million during the third quarter of 2017. The decrease in operating loss was primarily due to the increase in revenue, a decrease in drydock expense of $1.5 million and a slight decrease in general and administrative expenses. Partially offsetting these factors was an increase in direct operating expenses of $0.7 million due to the higher utilization and an increase in depreciation and amortization of $0.2 million.

Other

Other expense increased by $2.0 million, from $9.7 million in the third quarter of 2016 to $11.7 million during the third quarter of 2017. The increase is mainly due to $8.9 million of reorganization items related to our Bankruptcy Case that were recognized during the third quarter of 2017. Partially offsetting this charge was a decrease in interest expense of $4.8 million during the 2017 period due to the discontinuance of interest accruals on the Debtor’s unsecured 6.375% senior notes due 2022, or the Senior Notes, subsequent to the filing of the Petition. In addition, we had a $0.4 million gain in foreign currency transaction for the quarter.

Tax Rate

Our effective tax rate for the third quarter of 2017 was a benefit of 17.6%. This compares to a benefit of 16.0% for the same period in 2016. The change in the effective tax rate from the prior year period was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions.

Comparison of the Nine Months Ended September 30, 2017 with the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, we had a net loss of $190.0 million, or $7.39 per diluted share, on revenues of $74.8 million. During the nine months ended September 30, 2016, our net loss was $163.5 million, or $6.53 per diluted share, on revenues of $97.1 million.

Our revenues for the nine months ended September 30, 2017 decreased $22.3 million, or 23.0%, compared to the nine months ended September 30, 2016. Average day rates decreased from $10,360 during the nine months ended September 30, 2016 to $8,347 during the nine months ended September 30, 2017, resulting in a $21.0 million decline in revenue, while the strong U.S. Dollar was responsible for a further decrease in revenue of $3.1 million. In addition, during the first quarter of 2016 we received a $6.6 million payment from a customer to cancel a contract. Partially offsetting these decreases was an increase in utilization of 4.0 percentage points causing an increase in revenue of $5.3 million. Capacity increased by $3.1 million mainly due to the delivery of one new-build vessel during the first quarter of 2017 and the full year-to-date effect of a vessel delivered mid-2016. Our average fleet size decreased by 3.0 vessels due to the sale of four vessels during the second half of 2016 and the sale of two vessels during the first quarter of 2017, partially offset by the vessel deliveries.

We had an operating loss of $80.9 million for the nine months ended September 30, 2017, compared to an operating loss of $214.4 million during the same period of 2016. During the nine months ended September 30, 2016 we recognized impairment charges of $162.8 million. Excluding these charges, the operating loss in the first nine months of 2017 increased $29.3 million compared to the first nine months of 2016. The decrease in revenue was the primary reason for the lower operating results. During the first nine months of 2017, drydock expense increased $1.5 million. In addition, during the 2017 period we recognized $17.8 million of pre-petition restructuring charges related to payments to our restructuring and bankruptcy advisors, prior to the bankruptcy filing on May 17, 2017. Partially offsetting these increases were decreases in direct operating expenses of $6.0 million, general and administrative expenses of $1.8 million and depreciation and amortization expense of $3.8 million. These decreases were related to the continued downturn in the industry coupled with the decrease in the size of our fleet in 2017 due to vessel sales and impairment charges recognized during 2016. During the first nine months of 2017 we recognized a lower loss on sale of asset than in the same period in 2016.

North Sea

North Sea revenue decreased $16.4 million, or 26.7%, for the nine months ended September 30, 2017, compared to the same period in 2016. Utilization decreased from 67.2% in the 2016 period to 62.9% in the 2017 period, reducing revenue by $9.5 million. Day rates decreased from $12,528 in the first nine months of 2016 to $10,381 in the current year period, reducing revenue by $5.5 million. The strength of the U.S. Dollar caused a decrease in revenue of $3.1 million. Partially offsetting these decreases was an increase in capacity of $1.7 million mainly related to the addition of one new-build vessel in early 2017. Operating loss increased $3.7 million, from $9.5 million during the nine months ended September 30, 2016 to $13.2 million for the same period in 2017. During the 2016 period we recognized an impairment charge of $2.0 million. Excluding this charge, the increase in operating loss was $5.6 million. This increase was primarily due to the decrease in revenue. In addition, for the nine months ended September 30, 2017, drydock expense increased $2.4 million, pre-petition restructuring charges increased $0.2 million and general and administrative expenses increased slightly. Offsetting these increases were decreases in direct operating expenses of $5.9 million, as we continued to cut costs during the downturn, and depreciation and amortization expense of $1.7 million. During the 2016 period we recognized a loss on sale of asset of $5.9 million.

Southeast Asia

Revenue in Southeast Asia decreased $3.6 million, or 33.3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Day rates declined from $7,715 in the first nine months of 2016 to $5,465 in the same period in 2017, causing a decrease in revenue of $2.5 million. Utilization increased from 40.1% for the first nine months of 2016 to 45.8% for the first nine months of 2017. However, as a result of the sale of three vessels that were stacked during 2016 and the stacking of two additional vessels during 2017, the impact of utilization on revenue was a decrease of $1.0 million. In addition, capacity reduced revenue by $0.1 million, largely due to a decrease in average fleet size from 12.5 vessels during the 2016 period to 10.0 vessels during the 2017 period resulting from these sales. Operating loss decreased by $51.3 million, from $59.7 million in the first nine months of 2016 to $8.4 million in the same period of 2017. During the first nine months of 2016, we recognized an impairment charge of $50.4 million. Excluding this charge, the operating loss decreased by $0.9 million. Partially offsetting the decrease in revenue and increase in drydock expense of $0.5 million were decreases in direct operating expenses of $2.2 million and depreciation and amortization of $1.5 million. These decreases can be attributed to the smaller fleet size and continued cost cutting efforts during 2017. General and administrative expenses decreased $1.2 million largely due to a bad debt expense recognized during 2016. Gain on sale of assets increased $0.1 million.

Americas

Revenue in the Americas decreased $2.2 million, or 9.0%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Day rates decreased from $10,360 during the first nine months of 2016 to $8,347 during the first nine months of 2017, causing a decrease in revenue of $10.7 million. In addition, during the first quarter of 2016 we received a $6.6 million payment from a customer cancelling a long term contract. Utilization increased 11.6% between the periods, increasing revenue by $15.8 million. In addition, capacity increased by $1.5 million due to the delivery of a new vessel during 2016. We recorded an operating loss of $128.3 million during the first nine months of 2016 compared to an operating loss of $26.1 million during the first nine months of 2017. During the 2016 period we recognized impairment charges of $110.4 million. Excluding these charges, the increase in operating loss period over period was $8.3 million. In addition to the decrease in revenue, direct operating expenses increased $2.1 million and depreciation and amortization increased $0.1 million largely due to the increase in average fleet size. General and administrative expenses increased $0.2 million. Also during the 2017 period we recognized a loss on sale of assets of $5.3 million due to the sale of two older vessels. Partially offsetting these increases was a decrease in drydock expense of $1.3 million.

Other

Other expense in the first nine months of 2017 was $41.3 million compared to income of $7.8 million in the first nine months of 2016. The change was due mainly to a $35.9 million gain related to the purchase in the open market of $69.4 million in face value of our Senior Notes during the 2016 period. Interest expense was higher during the nine months ended 2017 as we wrote off all debt issuance costs associated with our revolving credit facilities and Senior Notes in the first quarter of 2017, which was partially offset by the discontinuance of interest accruals on the Senior Notes subsequent to the filing of the Petition. During the 2017 period we also recognized reorganization expenses of $14.0 million.

Tax Rate

Our effective tax rate for the nine months ended September 30, 2017 was an expense of 55.5%. This compares to a benefit of 20.8% for the same period in 2016. The change in the effective tax rate from the prior year period was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions. In addition, in the first nine months of 2017 we recognized a valuation allowance on certain of our deferred tax assets.

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

Industry Conditions

The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity position. This downturn has also impacted the operational plans for the major oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector.  As a result, we experienced a significant negative impact on day rates and utilization starting in 2015 that is continuing into 2017. In response to the downturn and the lower day rates, we have made changes to our cost structure, particularly to our onshore and offshore compensation and staffing.  We are continuing to adjust staffing and compensation levels and more closely control maintenance and outside services costs. We have stacked some vessels, significantly reducing variable costs associated with such vessels.  We are required to make expenditures for the certification and maintenance of our vessels. We expect to make $6.6 million in drydocking expenditures during 2017. As a result of the current market downturn we have taken some vessels out of service and deferred a number of drydocks as part of our cost cutting initiatives. The deferred drydocks will eventually be required prior to returning the vessels to active service.

During 2015, as a result of the reduction in our revenues, we determined to repatriate all future foreign earnings and $200.0 million of prior earnings of certain of our non-U.S. subsidiaries, thereby reducing our total permanently reinvested earnings.  During 2016, we determined to repatriate an additional $40.0 million of prior earnings of certain of our non-U.S. subsidiaries. This resulted in a non-cash tax charge in 2016 of approximately $14.0 million. We have not provided for U.S. deferred taxes on the remaining permanently reinvested earnings of approximately $549.3 million at September 30, 2017. The projected cash flows of our foreign operations is not sufficient to cover the permanently reinvested earnings without selling assets. We do not intend to liquidate any foreign assets to generate cash to remit to the U.S. parent. If these amounts were repatriated we would owe U.S. income taxes at the U.S. statutory tax rate minus applicable foreign tax credits.  As of September 30, 2017 we had approximately $10.0 million of cash held by our foreign subsidiaries which would be subject to U.S. tax upon repatriation.

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

Cash and Working Capital

At September 30, 2017, our cash on hand totaled $11.5 million and net working capital was a deficit of $117.1 million.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $52.2 million compared to $18.4 million for the nine months ended September 30, 2016. The increase in cash used in operating activities was due primarily to lower revenue and higher professional fees related to the bankruptcy.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $21.8 million compared to $10.0 million used in investing activities for the nine months ended September 30, 2016. Investing activities consisted of progress payments on vessels under construction offset by proceeds from vessel sales.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $76.1 million compared to $16.2 million for the nine months ended September 30, 2016. The cash provided in the nine months ended September 30, 2017 was primarily from borrowings under our revolving credit facilities and DIP financing related to the bankruptcy. In addition, in the first quarter 2016, we repurchased in the open market $20.0 million face value of Senior Notes.

Resources and Liquidity

On May 17, 2017, the Debtor filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to pursue the Plan. The commencement of the Bankruptcy Case constituted an event of default that accelerated the Debtor’s obligations under the Indenture, dated as of March 12, 2012, by and between the Debtor, as issuer, and U.S. Bank National Association, as trustee, with respect to the Senior Notes. In addition, the commencement of the Bankruptcy Case constituted an event of default under the Multicurrency Facility Agreement and the Norwegian Facility Agreement referred to below. On October 4, 2017, the Bankruptcy Court entered an order confirming the Plan.

Restructuring Support Agreement

On May 15, 2017, the Debtor entered into a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 50% of the aggregate outstanding principal amount of the Senior Notes, to support a restructuring on the terms of the Plan. The RSA provides for, among other things, the $125.0 million rights offering, or the Rights Offering, and that:

●

Pursuant to the $125.0 million Rights Offering (subject to limitations regarding the Jones Act described below), eligible Noteholders have the right to purchase on the effective date of the Plan, or the Effective Date, their pro rata share of 60% of the Debtor’s common stock, or as applicable, the Jones Act Warrants (as defined below), or the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the proposed management incentive plan, or the MIP, and upon exercise of the Reorganization Warrants (as defined below). The Rights Offering was backstopped by certain of the Noteholders for a 6.0% commitment premium to be paid in the form of 3.6% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants.

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

●	The Debtor would seek to obtain debtor-in-possession financing pursuant to terms and conditions that are reasonably acceptable to the Debtor and Requisite Noteholders (as defined in the RSA).

●

Holders of allowed claims arising under the Debtor’s debtor-in-possession financing facility, administrative expense claims, priority tax claims, other priority claims, and other secured claims of the Debtor will receive in exchange for their claims payment in full in cash or otherwise have their rights unimpaired under title 11 of the Bankruptcy Code. The Debtor will continue to pay any general unsecured claims in the ordinary course of business.

On September 21, 2017, the Debtor entered into the first amendment to the RSA to, among other things, extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

The RSA includes covenants on the part of the Debtor and the Noteholders, including that the Noteholders vote in favor of the Plan and otherwise facilitate the restructuring contemplated by the RSA. The RSA also includes rights of termination by each party upon the occurrence of certain events, including without limitation our failure to achieve certain milestones.

The Plan provides that the guaranty claims of the lender under our Secured Revolving Credit Facility Agreement, dated December 27, 2012, in the original aggregate principal amount of NOK 600.0 million, as amended, supplemented and/or restated from time to time, or the Norwegian Facility Agreement, among the Debtor, as guarantor, one of our indirect wholly-owned subsidiaries, GulfMark Rederi AS, or Rederi, as the borrower, our other subsidiaries party thereto and DNB Bank ASA, or the Norwegian Lender, will receive, on the Effective Date of the Plan, payment in cash in an amount equal to the allowed amount of guaranty claims except to the extent that the lender agrees to a less favorable treatment. See “DNB Second Amendment and Restatement Agreement” below.

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

Exit Facility

On September 29, 2017, the Debtor and Rederi entered into a commitment letter, or the Commitment Letter, with DNB Markets, Inc., or DNB Markets, DNB Capital LLC (or, together with DNB Markets, DNB) and Hayfin DLF II Luxco 2 S.à.r.l. (or, together with any related funds, collectively, Hayfin and, together with DNB, the Exit Facility Lenders) regarding the terms of the provision of certain credit facilities in connection with the confirmation of the Plan. Pursuant to the Commitment Letter, including the term sheet attached thereto, DNB would, subject to the terms and provisions thereof, provide a 5-year multi-currency senior secured revolving credit facility in an aggregate principal amount of $25.0 million and Hayfin would provide a 5-year senior secured term loan facility in an aggregate principal amount of $100.0 million. The Commitment Letter has been approved by certain consenting noteholders party to the RSA, or the Consenting Noteholders, subject to final documentation.

Further, to the extent consummated, Rederi will be required to pay, on the effective date of such credit facilities, certain arrangement, upfront, ticking and other closing fees in an aggregate amount of approximately $5.0 million pursuant to the terms of the fee arrangements agreed to between Rederi and the Exit Facility Lenders, in addition to certain previously paid work fees. In the event that the Commitment Letter is terminated without the Debtor borrowing thereunder, the Exit Facility Lenders will be entitled to an aggregate termination fee equal to approximately $1.9 million (plus accrued ticking fees), payable on the date that the Debtor emerges from bankruptcy (in accordance with the terms set forth in the Commitment Letter). The Exit Facility Lenders’ obligations under the Commitment Letter are subject to certain customary conditions. There can be no assurances that the exit financing will be completed pursuant to the terms of the Commitment Letter or that the final documentation in connection with the exit financing will be approved by the Consenting Noteholders.

Backstop Commitment Agreement

On May 15, 2017, the Debtor entered into a backstop commitment agreement, or the Backstop Commitment Agreement, pursuant to which certain of the Noteholders agreed to backstop the Rights Offering contemplated in the RSA, or the Backstop Commitments. Pursuant to the Backstop Commitment Agreement, each of the holders of a Backstop Commitment party to the Backstop Commitment Agreement, or the Commitment Parties, severally and not jointly, agree to fully participate in the Rights Offering and purchase the Reorganized GulfMark Equity in accordance with the percentages set forth in the Backstop Commitment Agreement to the extent unsubscribed under the Rights Offering. In addition, to compensate the Commitment Parties for the risk of their undertakings and as consideration for the Backstop Commitments, the Debtor will pay the Commitment Parties in the aggregate, on the Effective Date, a backstop commitment premium in the form of 3.6% of the Reorganized GulfMark Equity.

The Backstop Commitment Agreement is terminable by the Debtor and/or the Requisite Commitment Parties (as defined in the Backstop Commitment Agreement) under several conditions, including failure to achieve certain milestones or the termination of the RSA. The Debtor is also required to pay a termination fee in the amount of $7.5 million in cash to the Commitment Parties if the Backstop Commitment Agreement is terminated for certain events.

On September 21, 2017, the Debtor entered into the first amendment to the Backstop Commitment Agreement to, among other things, extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

Intercompany DIP Credit Agreement

On May 18, 2017, the Debtor entered into the Senior Secured Super-Priority Debtor In Possession Credit Agreement, or the Intercompany DIP Agreement, among the Debtor, as the borrower, Rederi, a wholly-owned subsidiary of the Debtor, as the lender, and the Norwegian Lender, as issuing bank.  Pursuant to the Intercompany DIP Agreement, Rederi has made available to the Debtor a senior secured super-priority term loan facility of up to $35 million to allow the Debtor to continue to operate its business and manage its properties as a debtor and a debtor-in-possession pursuant to the Debtor’s filing of the Petition.  The Debtor has requested that the Norwegian Lender issue letters of credit from time to time, to be cash collateralized using the proceeds of the term loans under the Intercompany DIP Agreement. As security for the loans under the Intercompany DIP Agreement, the Debtor has pledged 65% of its equity interests in GulfMark Capital, LLC, GulfMark Foreign Investments LLC and GM Offshore, Inc., each a wholly-owned domestic subsidiary of the Debtor. On September 21, 2017, the Debtor entered into the first amendment to the Intercompany DIP Agreement to extend the milestone dates relating to the confirmation of the Plan to October 10, 2017 (the Bankruptcy Court confirmed the Plan on October 4, 2017) and the Effective Date of the Plan to October 31, 2017. The milestone date relating to the Effective Date of the Plan was subsequently extended to November 10, 2017.

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

Multicurrency Facility Agreement Forbearance Agreement

On June 26, 2017, GulfMark Americas and GulfMark Management, Inc., or GulfMark Management, each a subsidiary of the Debtor, entered into a forbearance agreement, or the RBS Forbearance Agreement, with the Agent relating to the Multicurrency Facility Agreement. Pursuant to the RBS Forbearance Agreement, the Agent agreed to waive the defaults and events of default specified in the RBS Forbearance Agreement and to forbear from exercising any rights or remedies under the Multicurrency Facility Agreement as a result of any such defaults and events of default specified in the RBS Forbearance Agreement until the earlier of (x) the occurrence of any of the early termination events specified in the RBS Forbearance Agreement, (y) the effectiveness of the Plan (including all exhibits and schedules thereto, and as amended, modified or supplemented solely in accordance with the RBS Forbearance Agreement) and (z) September 4, 2017. In addition, the Agent agreed in the RBS Forbearance Agreement that during such period the provision in the Multicurrency Facility Agreement that would result in an automatic acceleration of the outstanding obligations, termination of the lending commitments and a requirement to cash-collateralize letters of credit as specified in the RBS Forbearance Agreement shall not apply.

On September 21, 2017, GulfMark Americas and GulfMark Management entered into an extension agreement with the Agent that extended (i) the forbearance period until the earlier of (x) September 27, 2017, which was extended by Americas to October 31, 2017 upon satisfaction of certain milestones with respect to the exit financing and was subsequently extended to 12:01 a.m. on November 3, 2017, and (y) the occurrence of any of the specified early termination events and (ii) certain early termination events to be consistent with the first amendment to the RSA, the first amendment to the BCA and certain milestones dates relating to the exit financing.

Milestone Dates and Forbearance Period

Each of the RSA, the Backstop Commitment Agreement and the Intercompany DIP Agreement provides for a milestone date of November 10, 2017 relating to the Effective Date of the Plan. In addition, the milestone date relating to approval of the exit financing by the Consenting Noteholders is November 3, 2017 and the forbearance period under the RBS Forbearance Agreement was extended to 12:01 a.m. on November 3, 2017. As of the date of this report, however, we do not expect the Effective Date to occur by November 3, 2017. Although we anticipate restructuring in accordance with the RSA and the Plan, there can be no assurance that we will be successful in negotiating any extensions of the milestone dates and forbearance period.

Liabilities Subject to Compromise

As a result of the filing of the Petition, the payment of pre-petition indebtedness is subject to compromise or other treatment under the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Debtor authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtor’s businesses and assets. Among other things, the Bankruptcy Court authorized the Debtor to pay certain pre-petition claims in the ordinary course of business.

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

Reorganization Items

Reorganization items represent amounts incurred subsequent to the Bankruptcy Case filing directly resulting from such filing and consist primarily of professional fees for bankers, attorneys and accountants totaling $8.9 million during the three months ended September 30, 2017.

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

The RSA and the Plan provide that the shares of our existing common stock will be cancelled in the Bankruptcy Case and will be entitled to a limited recovery as specified therein.

Off-Balance Sheet Arrangements

      At September 30, 2017 and December 31, 2016, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international. Therefore, we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in British Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (EUR). The North Sea fleet generated 62.5% and 60.2% of our total consolidated revenue for the quarter and nine months ended September 30, 2017, respectively. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD).

For the three and nine months ended September 30, 2017 and 2016, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	1 US$=		1 US$=
GBP	0.764	0.761	0.784	0.718
NOK	7.954	8.326	8.294	8.399
Euro	0.851	0.896	0.898	0.896
BRL	3.162	3.244	3.172	3.527
SGD	1.361	1.353	1.389	1.371

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

Reflected in the accompanying consolidated balance sheet at September 30, 2017, is a loss of $108.4 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at September 30, 2017 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended September 30, 2017 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 17, 2017, GulfMark Offshore, Inc. filed a voluntary petition for relief and commenced the Bankruptcy Case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware which entered an order to approve the Plan on October 4, 2017. The Bankruptcy Case is being administered under the caption In re GulfMark Offshore, Inc. A more detailed discussion of current bankruptcy proceedings is set forth in Part I, Item 1 in Note 1 “General Information” and Note 2 “Bankruptcy and Related Matters” to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The RSA and the Plan provide that the shares of our existing common stock will be cancelled pursuant to the Plan and receive limited recovery.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. The RSA and the Plan provide that the shares of our existing common stock will be cancelled in the Bankruptcy Case and will be entitled to a limited recovery as specified therein. Any trading in shares of our common stock during the pendency of the Bankruptcy Case is highly speculative and poses substantial risks to purchasers of shares of our common stock.

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

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSA is terminated, our ability to consummate the Plan could be materially and adversely affected.

The RSA contains certain covenants on our part and on the part of certain Noteholders of our Senior Notes, who are signatories to the RSA, including that the Noteholders will vote in favor of the Plan, and otherwise facilitate the restructuring transaction, in each case subject to certain terms and conditions in the RSA. The RSA also contains certain conditions we must satisfy, including the timely satisfaction of certain milestones in the Bankruptcy Case such as effectiveness of the Plan.

The consummation of the Plan is subject to customary conditions and other requirements. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

The RSA also provides for the termination by each party upon the occurrence of certain events, including without limitation the failure by us to achieve certain milestones. If such an event occurs and the RSA is terminated, all obligations of the parties to the RSA shall terminate (except as specifically provided in the RSA) and the parties shall have the rights and remedies that they would have had been entitled to take if they had not entered into the RSA. Any such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan of reorganization would be as favorable to holders of claims and stock. Any plan of reorganization and Chapter 11 proceedings in connection therewith could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, services providers, employees, customers and other third parties.

Although we anticipate restructuring in accordance with the RSA, there can be no assurance that we will be successful in completing a restructuring or any other similar transaction on such terms, on different terms or at all.

We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.

As a consequence of our filing the Petition, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to consummate the Plan or to confirm and consummate another plan of reorganization with respect to the Chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•

our ability to consummate the exit financing pursuant to the Commitment Letter to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing;

•

our ability to satisfy or renegotiate milestone dates, including those with respect to effectiveness of the Plan under our Restructuring Support Agreement, Backstop Commitment Agreement and Intercompany DIP Agreement, approval of the exit financing by the Consenting Noteholders and the forbearance deadlines under the RBS Forbearance Agreement;

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

These risks and uncertainties could affect our business and operations in various ways. For example, negative publicity associated with any Chapter 11 proceedings could adversely affect our relationships with our vendors, suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In particular, critical suppliers, vendors and customers may determine not to do business with us due to any Chapter 11 proceedings. In addition, certain transactions may also require the consent of lenders under a debtor-in-possession financing. Also, during the pendency of any Chapter 11 proceedings, we will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Additionally, losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract and maintain members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

The Effective Date of the Plan may be delayed or may not occur.

Although the milestones in the RSA require that the Effective Date of the Plan occur by November 10, 2017, there can be no assurance as to the timing of the Effective Date of the Plan, that we would be successful in negotiating any extension of the milestone date or that the conditions to the Effective Date contained in the Plan will ever occur. The impact that a prolonging of the Bankruptcy Case may have on our operations cannot be accurately predicted or quantified. The continuation of the Bankruptcy Case, particularly if the Plan is not implemented within the time frame currently contemplated, could adversely affect operations and relationships between us and our vendors, suppliers, service providers, customers, employees and other third parties and result in increased professional fees and similar expenses. Failure to implement the Plan could further weaken our liquidity position, which could jeopardize our exit from Chapter 11.

Upon emergence from a filing of voluntary relief under Chapter 11 of the Bankruptcy Code, our historical financial information may not be indicative of our future financial performance.

Our capital structure will be significantly altered under the Plan (or any alternative plan of reorganization). Under fresh-start reporting rules that we expect to apply to us upon the effective date of the Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, assuming fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the RSA and the Bankruptcy Case have consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Plan is designed to minimize the length of our Chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we could spend in bankruptcy. Any Chapter 11 proceedings may involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business and, as a result, our financial condition and results of operations, particularly if the Chapter 11 proceedings are protracted.

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

The RSA and Plan provide for, among other things, (i) the Rights Offering, pursuant to which, subject to certain limitations, eligible Noteholders will have the right to purchase, on the Effective Date of the Plan, their pro rata share of 60% of the Reorganized GulfMark Equity, or as applicable, the Jones Act Warrants, or the Reorganized GulfMark Equity, subject to dilution by Reorganized GulfMark Equity issued or issuable under the MIP and upon exercise of the Reorganization Warrants, (ii) each holder of the Senior Notes will receive (subject to limitations regarding the Jones Act described below) its pro rata share of Reorganized GulfMark Equity representing in the aggregate 35.65% of Reorganized GulfMark Equity, subject to dilution by Reorganized GulfMark Equity issued or issuable under the MIP and the exercise of the Reorganization Warrants, and (iii) all outstanding common stock of the Debtor will be cancelled and each holder of outstanding common stock of the Debtor will receive its pro rata share of (a) common stock representing in the aggregate 0.75% of the Reorganized GulfMark Equity, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP and the exercise of the Reorganization Warrants, and (b) warrants for 7.5% of the equity in the reorganized company, subject to dilution by the Reorganized GulfMark Equity issuable under the MIP, with a 7-year term and with an exercise price based on an equity value of $1 billion, or the Reorganization Warrants. The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. Accordingly, the creditors who are recipients of common stock pursuant to the Plan or the Rights Offering who are non-U.S. holders may receive warrants to acquire common stock at an exercise price in a minimal amount in lieu of common stock, or the Jones Act Warrants.

Pursuant to the Plan, up to 7.5% of the Reorganized GulfMark Equity will be reserved for issuance as awards under a post-restructuring MIP. Issuances of Reorganized GulfMark Equity under the MIP and any exercises of the Reorganization Warrants for shares of Reorganized GulfMark Equity will dilute the voting power of the outstanding common stock of the reorganized company and may adversely affect the trading price of such common stock.

Upon emergence from the Bankruptcy Case, the composition of our board of directors will change significantly.

Under the Plan, the composition of our board of directors will change significantly. Upon emergence, the board will be made up of seven directors selected by the Required Consenting Noteholders (as defined in the Plan), including the Company’s Chief Executive Officer, which will include six board members that are new to the Company. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

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

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the restructuring and expect that we will continue to incur significant professional fees and costs throughout any Chapter 11 proceedings. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to any Chapter 11 proceedings, allow us to consummate any Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs. The Exit Facility Lenders’ obligations under the Commitment Letter are subject to certain customary conditions, and there can be no assurances that the proposed exit financing will be completed pursuant to the terms of the Commitment Letter, or that the final documentation in connection with the proposed exit financing will be approved by the Consenting Noteholders.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with our Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to consummate the Plan or to confirm and consummate any other Chapter 11 plan of reorganization and (v) the cost, duration and outcome of the Chapter 11 proceedings.

The Plan and any other plan of reorganization that we may implement is and must be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Plan may be unsuccessful in its execution.

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

In addition, the Plan and any other plan of reorganization relies or will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

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

There can be no guarantee that our Chapter 11 plan of reorganization will be successful, and we may not be able to achieve our stated goals and continue as a going concern.

Upon consummation of the Plan or any other Chapter 11 plan of reorganization, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

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

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years and reduce any resulting tax liability by tax credits carried forward from prior years. We had net operating loss carryforwards of approximately $160 million and certain other beneficial tax attributes, including foreign tax credits, as of December 31, 2016. We believe that our consolidated group will generate additional tax losses and credits for the 2017 tax year.  Our ability to utilize our tax loss and credit carryforwards to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change”, as defined in section 382 of the Internal Revenue Code, then our ability to use our tax losses and credits may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, an “ownership change” of a corporation occurs if one or more stockholders owning 5% or more of the corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change”, the amount of its tax losses and credits that may be utilized to offset future taxable income or to reduce its tax liability generally is subject to an annual limitation. The Bankruptcy Court approved restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to our restructuring in any Chapter 11 proceedings.  Upon the implementation of a plan of reorganization, it is likely that the amount of our tax losses and tax credits will be reduced due to the discharge of indebtedness and that an “ownership change” will occur such that any remaining tax loss and credit carryforwards that may be utilized to offset future taxable income or to reduce any tax liability will be subject to an annual limitation.

There can be no assurance that we will be able to meet the requirements under the Backstop Commitment Agreement.

We entered into the Backstop Commitment Agreement pursuant to which the Commitment Parties, among other things, agreed to backstop the Rights Offering, which we refer to as the Backstop Commitments. The Backstop Commitment Agreement is subject to certain conditions. In particular, the Backstop Commitment Agreement contemplates that if a Commitment Party fails to fund such Commitment Party’s Backstop Commitment in accordance with the Backstop Commitment Agreement, there can be no assurance that the Rights Offering will be consummated. In addition, as of the date of this report, the Backstop Commitment Agreement provides for a milestone date of November 10, 2017 relating to the Effective Date of the Plan. There can be no assurance as to the timing of the Effective Date of the Plan or that we would be successful in negotiating any extension of the milestone date. Consummation of the transactions contemplated under the Backstop Commitment Agreement is a condition precedent to effectiveness of the Plan. If the Backstop Commitment Agreement is terminated prior to the Plan becoming effective, we may not be able to consummate the Plan.

ITEM 6.	EXHIBITS

Exhibits	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

2.1	Order of the Bankruptcy Court, dated October 4, 2017, confirming the Chapter 11 Plan of Reorganization of GulfMark, including a copy of the Plan	Exhibit 2.1 to our current report on Form 8-K filed on October 5, 2017

3.1	Certificate of Incorporation, as amended	Exhibit 3.1 to our current report on Form 8-K filed on February 24, 2010 (SEC File No. 001-33607)

3.2	Bylaws, as amended	Exhibit 3.1 to our current report on Form 8-K filed on March 22, 2017

10.1	Amendment to Restructuring Support Agreement dated September 21, 2017 among GulfMark and certain holders of GulfMark’s Senior Notes party thereto	Exhibit 10.1 to our current report on Form 8-K filed on September 22, 2017

10.2	Amendment to Backstop Commitment Agreement dated September 21, 2017 among GulfMark and certain holders of GulfMark’s Senior Notes party thereto	Exhibit 10.2 to our current report on Form 8-K filed on September 22, 2017

10.3	Intercompany DIP Amendment, dated September 21, 2017 among GulfMark, Rederi and DNB	Exhibit 10.3 to our current report on Form 8-K filed on September 22, 2017

10.4	Amendment to RBS Forbearance Agreement, dated September 21, 2017 among Americas, Management and the Agent	Exhibit 10.4 to our current report on Form 8-K filed on September 22, 2017

10.5	Commitment Letter, dated September 29, 2017, by and among GulfMark, Rederi and the Exit Facility Lenders	Exhibit 10.1 to our current report on Form 8-K filed on October 2, 2017

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for J.M. Mitchell	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for J.M. Mitchell	Furnished herewith

101

The following materials from GulfMark Offshore, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President - Controller and Chief Accounting Officer

Date: October 30, 2017