Form 10-K
period 2017-12-31
GULFMARK OFFSHORE INC
filed 2018-04-02
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33607

GulfMark Offshore, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0526032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

842 West Sam Houston Parkway North, Suite 400
Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 963-9522

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share Equity Warrants to purchase Common Stock	NYSE American NYSE American
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,471,867 calculated by reference to the closing price of $0.22 for the registrant’s Class A common stock on the New York Stock Exchange on that date.

Number of shares of common stock, $0.01 par value per share, outstanding as of March 30, 2018: 7,221,645

DOCUMENTS INCORPORATED BY REFERENCE: None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly in Part I, Item 1 “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “foresee,” “should,” “could,” “would,” “may,” “might,” “will,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•

the effects of our Chapter 11 Case on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

•	the effects of our Chapter 11 Case on our company and on the interests of various constituents, including holders of our common stock, par value $0.01 per share, or Common Stock, and debt instruments;
•	our ability to access the public capital markets;
•	our ability to continue as a going concern in the long term;
•	the potential adverse effects of our Chapter 11 Case on our liquidity, results of operations, or business prospects;
•	our ability to execute our business plan;
•	the cost, availability and access to capital and financial markets;
•	tax planning;
•	market conditions and the effect of such conditions on our future results of operations;
•	demand for marine supply and transportation services;
•	supply of vessels and companies providing services;
•	future capital expenditures and budgets for capital and other expenditures;
•	sources and uses of and requirements for financial resources;
•	market outlook;
•	operations outside the United States;
•	contractual obligations;
•	cash flows and contract backlog;
•	timing and cost of completion of vessel upgrades, construction projects and other capital projects;
•	asset impairments and impairment evaluations;
•	assets held for sale;
•	business strategy;
•	growth opportunities;
•	competitive position;
•	expected financial position;
•	interest rate and foreign exchange risk;
•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
•	timing and duration of required regulatory inspections for our vessels;
•	plans and objectives of management;
•	effective date and performance of contracts;
•	outcomes of legal proceedings;
•	compliance with applicable laws;
•	declaration and payment of dividends; and
•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. It should be understood that it is not possible to predict or identify all risks, uncertainties and assumptions. Factors that could impact these areas and our overall business and financial performance and cause actual results to differ from these forward-looking statements include, but are not limited to, assumptions, risks and uncertainties associated with:

•	the risk factors discussed in Part I, Item 1A “Risk Factors”;
•	operational risk;
•	volatility in oil and natural gas prices or significant and sustained or additional declines in oil and natural gas prices;
•	sustained weakening of demand for our services;
•	general economic and business conditions;

•	the business opportunities that may be presented to and pursued or rejected by us;
•	insufficient access to sources of liquidity;
•	changes in law or regulations including, without limitation, changes in tax laws;
•	fewer than anticipated deepwater and ultra-deepwater drilling units operating in the Gulf of Mexico, the North Sea, offshore Southeast Asia or in other regions in which we operate;
•	unanticipated difficulty in effectively competing in or operating in international markets;
•	the level of fleet additions by us and our competitors that could result in overcapacity in the markets in which we compete;
•	advances in exploration and development technology;
•	dependence on the oil and natural gas industry;
•	drydocking delays or cost overruns on construction projects or insolvency of shipbuilders;
•	inability to accurately predict vessel utilization levels and day rates;
•	lack of shipyard or equipment availability;
•	unanticipated customer suspensions, cancellations, rate reductions or non-renewals;
•	uncertainty caused by the ability of customers to cancel some long-term contracts for convenience;
•	further reductions in capital expenditure budgets by customers;
•	ongoing capital expenditure requirements;
•	uncertainties surrounding deepwater permitting and exploration and development activities;
•

risks relating to our compliance with the Jones Act with respect to the U.S. citizenship requirements, and risks relating to the repeal, amendment or administrative weakening of the Jones Act or changes in the interpretation of the Jones Act;

•

uncertainties surrounding environmental and government regulations that could result in reduced exploration and production activities or that could increase our operations costs and operating requirements;

•	catastrophic or adverse sea or weather conditions;
•	risks of foreign operations, risk of war, sabotage, piracy, cyber-attack or terrorism;
•	public health threats;
•	disagreements with our joint venture partners;
•	assumptions concerning competition;
•	risks relating to leverage, including potential difficulty in maintaining compliance with covenants in our material debt or other obligations;
•	risks of currency fluctuations; and
•	the shortage of or the inability to attract and retain qualified personnel.

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

The risks and uncertainties included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, or SEC, include additional factors that could adversely affect our business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report are based only on information currently available to us and speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based. In addition, in certain places in this report, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity. While we believe that each of these reports is reliable, we have not independently verified the information included in such reports. We specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

PART I

ITEM 1. Business

GENERAL BUSINESS

Our Company

GulfMark Offshore, Inc., a Delaware corporation, was incorporated in 1996. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to GulfMark Offshore, Inc., its subsidiaries and its predecessors. We provide offshore marine support and transportation services primarily to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport materials, supplies and personnel to offshore facilities, and also move and position drilling and production facilities. The majority of our operations are conducted in the North Sea, offshore Southeast Asia and offshore the Americas. As of March 30, 2018, we operate a fleet of 69 owned or managed offshore supply vessels, or OSVs, in the following regions: 30 vessels in the North Sea, 10 vessels offshore Southeast Asia, and 29 vessels offshore the Americas. Our fleet is one of the world’s youngest, largest and most geographically balanced, high specification OSV fleets. Our owned vessels have an average age of approximately 11 years.

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

Our principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number at that address is (713) 963-9522. We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the internet on our website at http://www.gulfmark.com and at the SEC’s website at http://www.sec.gov. Filings are available on our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The preceding internet addresses and all other internet addresses referenced in this report are for information purposes only and are not intended to be a hyperlink. Accordingly, no information found or provided at such internet addresses or at our website in general (or at other websites linked to our website) is intended or deemed to be incorporated by reference in this report. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Emergence from Bankruptcy Proceedings and Fresh Start Accounting

On May 17, 2017, GulfMark Offshore, Inc. filed a voluntary petition, or the Chapter 11 Case, under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On October 4, 2017, the Bankruptcy Court entered an order, or the Confirmation Order, approving the Amended Chapter 11 Plan of Reorganization, as confirmed, or the Plan. On November 14, 2017, or the Effective Date, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case. On the Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or Fresh Start Accounting. Under Fresh Start Accounting, our balance sheet on the Effective Date reflects all of our assets and liabilities at their fair values. Our emergence and the adoption of Fresh Start Accounting resulted in a new reporting entity, or the Successor, for financial reporting purposes. To facilitate our discussion and analysis of our vessels, financial condition and results of operations herein, we refer to the reorganized company as the Successor for periods subsequent to November 14, 2017 and the Predecessor for periods prior to November 15, 2017.

On the Effective Date, the Predecessor implemented the terms of the restructuring support agreement, or the RSA, that the Predecessor had entered into with certain holders, or the Noteholders, of the Predecessor’s senior notes, to support a restructuring on the terms of the Plan.  The RSA provided for, among other things, a $125 million cash rights offering for Successor equity, the exchange of the Predecessor’s senior notes plus unpaid interest for Successor equity, the cancellation of all of the Predecessor’s Class A common stock and the issuance of Successor equity to the Predecessor’s stockholders.  The Successor also obtained a term loan and revolving credit facility upon emergence.

For a more detailed discussion of our bankruptcy proceedings and disclosure of our final Predecessor balance sheet as of November 14, 2017 and our beginning Successor balance sheet as of November 15, 2017 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, and Note 2 to our Consolidated Financial Statements included in Part II, Item 8.

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

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2018. Beginning in late 2014, oil prices declined significantly from early year levels of over $100 per barrel. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices began to recover over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel by year end. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $60 per barrel in January 2018. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector. The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted our revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity.

The characteristics and current marketing environment in each operating segment are discussed below in greater detail. Each of the major geographic offshore oil and natural gas production regions has unique characteristics that influence the economics of exploration and production and, consequently, the market demand for vessels in support of these activities. While there is some vessel interchangeability between geographic regions, barriers such as mobilization costs, vessel suitability and cabotage restrict migration of some vessels between regions. This is most notable in the North Sea, where vessel design requirements dictated by the harsh operating environment may restrict relocation of vessels into that market, and in the U.S. Gulf of Mexico, where entry into the market is subject to Jones Act restrictions. Conversely, these same design characteristics make North Sea capable vessels unsuitable for other areas where draft restrictions and, to a lesser degree, higher operating costs, restrict migration.

WORLDWIDE FLEET

In addition to the vessels we own, we manage vessels for third-party owners, providing support services ranging from chartering assistance to full operational management. Although these managed vessels provide limited direct financial contribution, the added market presence can provide a competitive advantage for the manager. In addition, as a result of the industry downturn, we have removed some vessels from active service (also called stacking) to preserve cash flow. The following table summarizes our overall owned, managed and total fleet changes since December 31, 2016 and our stacked vessels as of March 30, 2018:

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2016 - Predecessor	67	3	70
New-Build Program	1	-	1
Vessel Additions	-	-	-
Vessel Dispositions	(2)	-	(2)
November 14, 2017 - Predecessor	66	3	69
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
December 31, 2017 - Successor	66	3	69
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
March 30, 2018 - Successor	66	3	69

Stacked vessels	29	1	30

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

●

Fast Supply or Crew Vessels, or FSVs or crewboats, transport personnel and cargo to and from production platforms and rigs. Older crewboats (early 1980s build or earlier) are typically 100 to 120 feet in length and are designed for speed and to transport personnel. Newer crewboat designs are generally larger, 130 to 185 feet in length, and can be longer with greater cargo carrying capacities. Vessels in the larger category are also called fast supply vessels. They are used primarily to transport cargo on a time-sensitive basis.

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

●	Utility Vessels are typically 90 to 150 feet in length and are used to provide limited crew transportation, some transportation of oilfield support equipment and, in some locations, standby functions.

The following table summarizes our owned vessel fleet by classification and by region as of March 30, 2018:

Owned Vessels by Classification
	AHTS		PSV
Region	LgAHTS	SmAHTS	LgPSV	PSV	FSV	SpV	Total

North Sea	3	-	24	-	-	-	27
Southeast Asia	8	2	-	-	-	-	10
Americas	-	2	21	4	1	1	29
	11	4	45	4	1	1	66

Vessel Construction, Acquisitions and Divestitures

During 2016, the Predecessor sold one older vessel from our North Sea region fleet and three vessels from our Southeast Asia fleet for combined proceeds of $6.5 million. The sales of these vessels generated a combined loss on sales of assets of $8.6 million. In March 2017, the Predecessor sold two fast supply vessels and recorded combined losses on sales of assets of $5.3 million.

At December 31, 2015, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due. We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we could elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder would retain the vessel. In May 2017, we elected not to take the vessel. We have no further purchase obligations under such contract.

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

Vessel Additions Since December 31, 2016
			Year	Length			Month
Vessel	Region	Type(1)	Built	(feet)	BHP(2)	DWT(3)	Delivered

North Barents	N. Sea	LgPSV	2017	304	11,935	4,700	Jan-17

Vessels Disposed of Since December 31, 2016
			Year	Length			Month
Vessel	Region	Type(1)	Built	(feet)	BHP(2)	DWT(3)	Disposed

Mako	Americas	FSV	2008	181	7,200	552	Mar-17
Tiger	Americas	FSV	2009	181	7,200	552	Mar-17

(1) LgPSV - Large Platform Supply Vessel, FSV - Fast Supply Vessel
(2)BHP - Brake Horsepower
(3)DWT - Deadweight Tons

Maintenance of Our Vessels and Drydocking Obligations

We are required to make expenditures for the certification and maintenance of our actively marketed vessels, and those expenditures typically increase with the age of the vessels. We have determined that generally we will not maintain stacked vessels in class until they are likely to achieve positive cash flow in a return to market. However, we will determine the need to perform drydocks in some circumstances such as the ability to easily maintain class or a potential sale. The deferred drydocks will eventually be required prior to returning the vessels to active service and, depending on numerous factors such as length of time a vessel has been idle or stacked, the cost for such a drydock could be materially more than a normal drydock. The demands of the market, management judgment as to which vessels to market and which vessels to stack, the expiration of existing contracts, the commencement of new contracts, and customer preferences influence the timing of drydocks. Future drydock costs will depend on vessel activity and vessel class requirements. For accounting purposes, prior to the Effective Date the Predecessor expensed the cost of drydocks as the costs were incurred. Under Fresh Start Accounting, the Successor has elected to capitalize the cost of drydocks and amortize the costs to expense over 30 months.

Vessel Listing

As of March 30, 2018, we operate a fleet of 69 vessels. The 66 vessels that we own are listed in the table below (which excludes the three vessels we manage for other owners):

Owned Vessel Fleet
			Year	Length
Vessel	Region	Type (1)	Built	(feet)	BHP(2)	DWT (3)	Flag

Highland Challenger	N. Sea	LgPSV	1997	220	5,450	3,115	UK
Highland Rover	N. Sea	LgPSV	1998	236	5,450	3,200	Malta
North Stream	N. Sea	LgPSV	1998	276	9,600	4,585	Norway
Highland Fortress	N. Sea	LgPSV	2001	236	5,450	3,200	Malta
Highland Bugler	N. Sea	LgPSV	2002	220	5,450	2,986	UK
Highland Navigator	N. Sea	LgPSV	2002	276	9,600	4,510	Malta
North Mariner	N. Sea	LgPSV	2002	276	9,600	4,400	Norway
Highland Courage	N. Sea	LgAHTS	2002	262	16,320	2,750	Malta
Highland Citadel	N. Sea	LgPSV	2003	236	5,450	3,280	UK
Highland Eagle	N. Sea	LgPSV	2003	236	5,450	3,200	UK
Highland Monarch	N. Sea	LgPSV	2003	220	5,450	3,000	UK
Highland Valour	N. Sea	LgAHTS	2003	262	16,320	2,750	Malta
Highland Endurance	N. Sea	LgAHTS	2003	262	16,320	2,750	UK
Highland Laird	N. Sea	LgPSV	2006	236	7,482	3,102	UK
Highland Prestige	N. Sea	LgPSV	2007	284	10,767	4,993	UK
North Promise	N. Sea	LgPSV	2007	284	10,767	4,993	Norway
Highland Prince	N. Sea	LgPSV	2009	284	10,738	4,826	UK
North Purpose	N. Sea	LgPSV	2010	284	10,738	4,836	Norway
Highland Duke	N. Sea	LgPSV	2012	246	7,482	3,121	UK
North Pomor	N. Sea	LgPSV	2013	304	11,465	5,000	Norway
Highland Defender	N. Sea	LgPSV	2013	286	9,598	5,100	UK
Highland Chieftain	N. Sea	LgPSV	2013	260	9,598	4,000	UK
Highland Guardian	N. Sea	LgPSV	2013	286	9,598	5,100	UK
Highland Knight	N. Sea	LgPSV	2013	246	7,482	3,116	UK
North Cruys	N. Sea	LgPSV	2014	304	11,465	5,000	Norway
Highland Princess	N. Sea	LgPSV	2014	246	7,482	3,081	UK
North Barents	N. Sea	LgPSV	2017	304	11,935	4,700	Norway

Sea Sovereign	SEA	SmAHTS	2006	230	5,500	1,875	Panama
Sea Cheyenne	SEA	LgAHTS	2007	250	10,760	2,700	Malaysia
Sea Supporter	SEA	SmAHTS	2007	230	7,954	2,605	Panama
Sea Apache	SEA	LgAHTS	2008	250	10,760	2,700	Panama
Sea Choctaw	SEA	LgAHTS	2008	250	10,760	2,700	Malaysia
Sea Kiowa	SEA	LgAHTS	2008	250	10,760	2,700	Panama
Sea Cherokee	SEA	LgAHTS	2009	250	10,700	2,700	Panama
Sea Comanche	SEA	LgAHTS	2009	250	10,760	2,700	Panama
Sea Valiant	SEA	LgAHTS	2010	230	10,000	2,058	Malaysia
Sea Victor	SEA	LgAHTS	2010	230	10,000	2,058	Malaysia

Owned Vessel Fleet
			Year	Length
Vessel	Region	Type (1)	Built	(feet)	BHP (2)	DWT (3)	Flag

Highland Scout	Americas	LgPSV	1999	218	4,640	2,800	Panama
Austral Abrolhos	Americas	SpV	2004	215	7,100	2,000	Brazil
Orleans	Americas	LgPSV	2004	252	6,342	2,929	USA
Bourbon	Americas	LgPSV	2004	252	6,342	2,929	USA
Royal	Americas	LgPSV	2004	252	6,342	2,929	USA
Chartres	Americas	LgPSV	2004	252	6,342	2,929	Mexico
Iberville	Americas	LgPSV	2005	252	6,342	2,929	USA
Coloso	Americas	SmAHTS	2005	199	5,916	1,645	Mexico
Titan	Americas	SmAHTS	2005	199	5,916	1,645	Mexico
Bienville	Americas	LgPSV	2005	210	6,342	2,374	USA
Conti	Americas	LgPSV	2005	210	6,342	2,374	USA
St. Louis	Americas	LgPSV	2005	252	6,342	2,929	USA
Toulouse	Americas	LgPSV	2004	252	6,342	2,929	USA
Esplanade	Americas	LgPSV	2005	252	6,342	2,929	USA
First and Ten	Americas	PSV	2007	190	3,894	1,686	USA
Double Eagle	Americas	PSV	2007	190	3,894	1,686	USA
Triple Play	Americas	PSV	2007	190	3,894	1,686	USA
Grand Slam	Americas	LgPSV	2008	224	3,894	2,129	USA
Slam Dunk	Americas	LgPSV	2008	224	3,894	2,129	USA
Touchdown	Americas	LgPSV	2008	224	3,894	2,129	USA
Hat Trick	Americas	PSV	2008	190	3,894	1,686	USA
Jermaine Gibson	Americas	LgPSV	2008	224	3,894	2,129	USA
Homerun	Americas	LgPSV	2008	224	3,894	2,129	USA
Knockout	Americas	LgPSV	2008	224	3,894	2,129	USA
Hammerhead	Americas	FSV	2008	181	7,200	552	USA
Thomas Wainwright	Americas	LgPSV	2010	242	4,200	2,448	USA
Polaris	Americas	LgPSV	2014	272	9,849	3,523	USA
Regulus	Americas	LgPSV	2015	272	9,849	3,523	USA
Hercules	Americas	LgPSV	2016	286	10,960	5,300	USA

(1)	Legend:

LgPSV — Large platform supply vessel

PSV — Platform supply vessel

LgAHTS — Large anchor handling, towing and supply vessel

SmAHTS — Small anchor handling, towing and supply vessel

SpV — Specialty vessel, including towing and oil spill response

FSV – Fast Supply Vessel

(2)	Brake horsepower
(3)	Deadweight tons

OPERATING SEGMENTS

The North Sea Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2016 - Predecessor	24	3	27
New-Build Program	1	-	1
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
November 14, 2017 - Predecessor	25	3	28
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
December 31, 2017 - Successor	25	3	28
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
Intercompany Transfers	2	-	2
March 30, 2018 - Successor	27	3	30

Stacked Vessels	8	1	9

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

The North Sea market can be broadly divided into three service segments: exploration support; production platform support; and field development and construction (which includes subsea services). The exploration support services market represents the primary demand for AHTSs and has historically been the most volatile segment of the North Sea market. While PSVs support the exploration segment, they also support the production platform and field development and construction segments, which generally are not affected significantly by the volatility in demand for the AHTSs. Our North Sea-based fleet is oriented toward supply vessels that work production platform support and field development and construction, which are the more stable segments of the market.

Unless deployed to one of our other operating segments under long-term contract, vessels based in the North Sea but operating temporarily out of the region are included in our North Sea operating segment statistics, and all vessels based out of the region are supported through our onshore bases in Aberdeen, Scotland and Sandnes, Norway. The region typically has weaker periods of demand for vessels in the winter months of October through February primarily due to lower construction activity and harsh weather conditions affecting the movement of drilling rigs.

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

Exploration and development spending in the North Sea has declined in each year since the beginning of the market downturn that began in late 2014, as operators continue to be cautious in the lower oil price environment. Future commodity price uncertainty has put long-term planning and significant commitments to future spending on hold as operators focus on cost savings, efficiencies and cash preservation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Markets – North Sea” included in Part II, Item 7.

The Southeast Asia Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2016 - Predecessor	10	-	10
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
November 14, 2017 - Predecessor	10	-	10
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
December 31, 2017 - Successor	10	-	10
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
March 30, 2018 - Successor	10	-	10

Stacked Vessels	5	-	5

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

Southeast Asia’s customer environment is broadly characterized by national oil companies of smaller nations and a large number of mid-sized companies, in contrast to many of the other major offshore exploration and production areas of the world, where a few large operators dominate the market. Affiliations with local companies are generally necessary to maintain a viable marketing presence. Our management has been involved in the region for many years and we continue to maintain long-standing business relationships with a number of local companies.

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

Changes in supply and demand dynamics have led to an excess number of vessels. It is possible that vessels currently located in the Arabian/Persian Gulf area, offshore Africa or the U.S. Gulf of Mexico could relocate to the Southeast Asia market; however, not all vessels currently located in those regions would be able to operate in Southeast Asia and oil and natural gas operators in this region continue to demand newer, higher specification vessels. Some countries have specified age limitations for vessels to operate in territorial waters, which limitations could adversely affect our ability to work in those markets. In addition, speculative building at Southeast Asian and Chinese yards as described above has led to a significant overhang of new build vessels, particularly in the mid-size PSV class and smaller AHTSs. Southeast Asia is a dynamic market and from time to time certain types of vessels may be subject to more intense competition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Markets – Southeast Asia” included in Part II, Item 7.

The Americas Operating Segment

	Owned Vessels	Managed Vessels	Total Fleet
December 31, 2016 - Predecessor	33	-	33
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	(2)	-	(2)
November 14, 2017 - Predecessor	31	-	31
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
December 31, 2017 - Successor	31	-	31
New-Build Program	-	-	-
Vessel Additions	-	-	-
Vessel Dispositions	-	-	-
Intercompany Transfers	(2)	-	(2)
March 30, 2018 - Successor	29	-	29

Stacked Vessels	16	-	16

Market and Segment Overview

We define the Americas market as offshore North, Central and South America, specifically including the United States, Mexico, Trinidad and Brazil. All vessels based in the Americas are supported from our onshore bases in the United States, Mexico, Trinidad and Brazil. During 2017, due to the continued lower crude oil price environment and the resulting negative impact on demand for OSVs, we experienced further significant downward pressure on our utilization and day rates in all areas in which we operate. In response, we have kept a number of vessels stacked to reduce operating expenses, preserve cash through deferred drydockings and improve the supply/demand balance in the market. We had 18 vessels of our 31 vessels stacked in the Americas at the end of 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Markets – Americas” included in Part II, Item 7.

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

At the end of 2017, industry reports indicated that there were 33 “floater” rigs (semi-submersibles and drillships) supporting deepwater drilling in the U.S. Gulf of Mexico with 23 in working locations. According to the U.S. Energy Information Administration, Gulf of Mexico federal offshore oil production accounts for 17% of total U.S. crude oil production. We expect there to be a marginal recovery in the number of active floaters in the U.S. Gulf of Mexico in the next 12 to 18 months. Since there is a significant oversupply of vessels in the market it will be up to the OSV operators to practice market discipline on vessel stackings, scrappings and reducing spot vessel availability. Vessels that have been stacked for several years now will require over $1.0 million in costs per vessel to complete a special survey and go through a reactivation process. Assuming continuation of current market conditions, we anticipate a few more quarters of low utilization and cash breakeven levels with gradual recovery into 2019 as older tonnage is removed permanently from the market and demand increases over time. Marine transportation companies that operate in the U.S. Gulf of Mexico continue to manage challenging operational and financial issues, some more severe than others. If market conditions do not stabilize as indicated above or instead deteriorate, we expect any eventual recovery to be further delayed.

In general, the U.S. Gulf of Mexico remains a protected market that is subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade, which we refer to as Coastwise Trade. These laws are principally contained in 46 U.S.C. Chapters 121, 505 and 551 and the related regulations, which are commonly referred to collectively as the “Jones Act.” Under the Jones Act, Coastwise Trade is the transportation of merchandise and passengers for hire between points in the United States. Subject to limited exceptions, the Jones Act requires that vessels engaged in Coastwise Trade be owned and operated by U.S. citizens within the meaning of the Jones Act, which we refer to as U.S. Citizens, be built in and registered under the laws of the United States, and manned by predominantly U.S. Citizen crews.

As of the date of this report, we are actively marketing 11 DP-2 class OSVs in the U.S. Gulf of Mexico. These vessels support the shelf, deepwater and ultra-deepwater activities of the oil and gas industry including, but not limited to, seismic operations, oil and gas exploration, field development, production, offshore pipeline inspection and survey, subsea installation and oil recovery activities. We believe that drilling operators in the Gulf of Mexico generally prefer DP-2 class vessels. All of our U.S. flagged OSVs that are in the U.S. Gulf of Mexico are DP-2 class vessels.

Mexico

Since 2005, we have operated Small AHTSs and other OSVs offshore Mexico. During the past several years, we have from time to time moved various vessels into and out of the area from the U.S. Gulf of Mexico. In December 2013, Mexico’s Congress approved a constitutional reform to allow private investment in Mexico’s energy sector which effectively ended the state controlled (Petróleos Mexicanos) 75-year monopoly on oil and natural gas extraction and production. Mexico’s recent shelf and deepwater oil auctions were reported to have surpassed expectations with awards by the National Hydrocarbons Commission to some of the world’s top oil and gas companies. We regularly operate two vessels offshore Mexico.

Trinidad

Over the past five years we mobilized several vessels between Trinidad and the U.S. Gulf of Mexico and the North Sea. Given recent licensing and exploration activity in nearby locations, including Suriname and Guyana, we anticipate having OSVs operating offshore Trinidad for the foreseeable future. We operated four vessels offshore Trinidad at the end of 2017, although two of those vessels completed their contracts and were mobilized back to the North Sea in January 2018.

Brazil

Brazil, which was once considered a key market for stable, long term PSV charters, continues to feel the effects of low oil prices which have resulted in the cancellation or renegotiation of numerous PSV charters as Petróleo Brasileiro S.A., or Petrobras, defers capital expenditures.  Also, many Brazilian PSV owners have asserted their rights to challenge foreign flagged vessels on their charters. We have mobilized all but one vessel out of the region.

Refer to Note 12 to our Consolidated Financial Statements in Part II, Item 8 for segment and geographical revenue, profit or loss and total assets data during our last three fiscal years.

OTHER

Seasonality

Operations in the North Sea are generally at their highest levels from April through August and at their lowest levels from December through February primarily due to lower construction activity and harsh weather conditions during the winter months, which reduces the demand for movement of drilling rigs and deliveries to offshore platforms. Vessels operating offshore Southeast Asia are generally at their lowest utilization rates during the monsoon season, which moves across the Asian continent between September and early March. The monsoon season for a specific Southeast Asian location generally lasts about two months. Activity in the U.S. Gulf of Mexico is often lower during the North Atlantic hurricane season of June through November, although following a hurricane, activity may increase as there may be a greater demand for vessel services as repair and remediation activities take place. Operations in any market may, however, be affected by seasonality often related to unusually long or short construction seasons due to, among other things, abnormal weather conditions, as well as market demand associated with increased or decreased drilling and development activities.

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

Customers, Contract Terms and Competition

Our principal customers are major integrated oil and natural gas companies, large independent oil and natural gas exploration and production companies working in international markets, and foreign government-owned or controlled oil and natural gas companies. Additionally, our customers also include companies that provide logistic, construction and other services to such oil and natural gas companies and foreign government organizations. Generally, our contracts are industry standard time charters for periods ranging from a few days or months up to five years. Contract terms vary and often are similar within geographic regions with certain contracts containing cancellation provisions (in some cases permitting cancellation for any reason) and others containing non-cancellable provisions except in the case of unsatisfactory performance by the vessel. For the Successor period ended December 31, 2017, no customer accounted for 10% or more of the Successor’s total consolidated revenue. For the Predecessor period ended November 14, 2017, we recognized revenue from EOG Resources in the amount of $9.0 million in our Americas region, accounting for more than 10% of our total consolidated revenue. For the Predecessor year ended December 31, 2016, no customer accounted for 10% or more of the Predecessor’s total consolidated revenue. For the Predecessor year ended December 31, 2015, the Predecessor had revenue from BG Group and Anadarko Petroleum Corporation in our North Sea and Americas regions totaling $32.4 million and $31.9 million, respectively, each accounting for 10% or more of our total consolidated revenue.

Contract or charter durations vary from single-day to multi-year in length, based upon many different factors that vary by market. Additionally, there are “evergreen” charters (also known as “life of field” or “forever” charters), and at the other end of the spectrum, there are “spot” charters and “short duration” charters, which can vary from a single voyage to charters of less than six months. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea region, multi-year charters are more common and historically have constituted a significant portion of that market. In the Southeast Asia region, term charters have historically been less common than in the North Sea and generally have terms of less than two years. In the Americas, particularly in the U.S. Gulf of Mexico, charters vary in length from short-term to multi-year periods, many with short-term cancellation clauses. In Brazil, Mexico and Trinidad contracts vary from spot contracts to multi-year term contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fleet Commitments and Backlog” included in Part II, Item 7.

Managed vessels add to the market presence of the manager but provide limited direct financial contribution. Management fees consist of a fixed annual fee. The manager is typically responsible for disbursement of funds for operating the vessel on behalf of the owner. Currently, we have three vessels under management.

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

Government and Environmental Regulation

We must comply with extensive government regulation in the form of international conventions, federal, state, and local laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, vessel and port security, and the manning, construction, ownership and operation of vessels, including cabotage requirements. Our operations are subject to extensive governmental regulation by the United States Coast Guard and the United States Customs and Border Protection, or CBP, as well as their foreign equivalents. The Coast Guard sets safety standards and is authorized to inspect vessels at will to enforce those standards and various laws, and the Coast Guard and National Transportation Safety Board are authorized to investigate vessel accidents and recommend improved safety standards. The CBP is authorized to inspect vessels at will to enforce compliance with immigration and trade laws and regulations. Further, with regard to environmental regulations, we are subject to the Environmental Protection Agency, or EPA, as well as analogous state and local environmental agencies. Our operations in the U.S. Gulf of Mexico may, from time to time, fall under the jurisdiction of the U.S. Bureau of Safety and Environmental Enforcement and its Safety and Environmental Management System regulations, in which case we are also required to certify that our maritime operations adhere to those regulations. In addition, we are subject to regulation by private industry organizations such as the American Bureau of Shipping and Det Norske Veritas. We are also subject to international laws and conventions and the laws of international jurisdictions where we operate. We believe that we are in compliance, in all material respects, with all applicable U.S. and international laws and regulations.

Maritime Regulations

We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of the United States of a national emergency or a threat to the security of the national defense, the Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (which includes our company), including vessels under construction in the United States. If any of the vessels in our fleet were purchased or requisitioned by the federal government under this law, we would be entitled to be paid just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, we would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our vessels.

Under the Jones Act, the transportation of merchandise or passengers for hire in Coastwise Trade is restricted to vessels that are qualified under the Jones Act, which are vessels that are owned and operated by U.S. Citizens, built in and registered under the laws of the United States, and manned by predominantly U.S. Citizen crews. A corporation is not considered a U.S. Citizen for purposes of owning and operating a vessel in Coastwise Trade unless:

●	the corporation is organized under the laws of the United States or of a state, territory or possession thereof;
●	the chief executive officer, by whatever title, and the chairman of the board of directors are U.S. Citizens;
●	no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business are non-U.S. Citizens; and
●

at least 75 percent of the ownership and voting power of each class or series of the shares of the capital stock is owned by, voted by and controlled by U.S. Citizens, free from any trust or fiduciary obligations in favor of, or any contract or understanding under which voting power or control may be exercised directly or indirectly on behalf of, non-U.S. Citizens.

We are currently a U.S. Citizen under these requirements and hence eligible to engage in Coastwise Trade. If we fail to comply with these U.S. Citizen requirements, however, we would no longer be considered a U.S. Citizen. Such an event could result in our ineligibility to engage in Coastwise Trade, the imposition of substantial penalties against us, including fines and seizure and forfeiture of our vessels, and the inability to flag our vessels in the United States and maintain a coastwise endorsement, each of which could have a material adverse effect on our financial condition and results of operations.

To facilitate compliance with the Jones Act, our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws: (i) limit the aggregate percentage ownership by non-U.S. Citizens of any class or series of our capital stock (including Common Stock) to 24% of the outstanding shares of each such class or series to ensure that ownership by non-U.S. Citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%); (ii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against our company and that neither our company nor its transfer agent shall register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of our company for any purpose whatsoever except to exercise our company’s remedies; (iii) provide that any such excess shares shall not have any voting or dividend rights; (iv) permit our company to redeem any such excess shares; and (v) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations.

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

Numerous governmental authorities, such as the Coast Guard, EPA, analogous state agencies, and, in certain instances, citizens’ groups, have the power to enforce compliance with these laws and regulations and the permits issued under them. Failure to comply with applicable environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, revocation of permits, issuance of corrective action orders and suspension or termination of our operations. Environmental laws and regulations may change in ways that substantially increase costs, or impose additional requirements or restrictions which could adversely affect our financial condition and results of operations. We believe that we are in substantial compliance with currently applicable environmental laws and regulations, but failure to comply with these laws and regulations could have material adverse consequences. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. As such, there can be no assurance that material costs and liabilities related to compliance with environmental laws and regulations will not be incurred in the future.

International Safety Management and International Ship & Port Facility Security Codes

The International Maritime Organization, or IMO, has made the regulations of the International Safety Management Code, or ISM Code, mandatory through the adoption by flag states of the ISM Code under the International Convention for the Safety of Life at Sea. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications. IMO has also adopted the International Ship & Port Facility Security Code, or ISPS Code. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. We believe all of our vessels presently are certificated in accordance with ISPS Code. The risks of incurring substantial compliance costs, liabilities and penalties for noncompliance are inherent in offshore marine operations.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006, as amended, or the MLC, entered into force on August 20, 2013. Since then, 88 countries have ratified the MLC, making for a diverse geographic footprint of enforcement. The MLC establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC also provides a definition of seafarer that includes all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, we may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. We could also be responsible for salaries and/or benefits of third parties that may board one of our vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC.

Accordingly, we continue prioritizing certification of our vessels to MLC requirements based on the dates of enforcement by countries in which we have operations, recruit seafarers, perform maintenance and repairs at shipyards, or may make port calls during ocean voyages. Once obtained, vessel certifications are maintained, regardless of the area of operation. Additionally, where possible, we continue to work with certain flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the MLC, but allow us to maintain our longstanding operational protocols and mitigate changes to our business processes. As ratifications of the MLC continue, we continue to assess our global seafarer labor relationships and fleet operational practices not only to undertake compliance with the MLC but also to gauge the impact of enforcement, the effects of which cannot be reasonably estimated at this time.

MARPOL

The International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978, or MARPOL, is the main IMO international convention covering prevention of pollution of the marine environment by vessels from operational or accidental causes. MARPOL has been updated by amendments through the years and is implemented in the United States by the Act to Prevent Pollution from Ships. MARPOL has six specific annexes. Of relevance to our operations, Annex I governs oil pollution, Annex V governs garbage pollution, and Annex VI governs air pollution.

MARPOL Annex VI, which addresses air emissions from vessels, requires the use of low sulfur fuel worldwide in both auxiliary and main propulsion diesel engines on ships. Annex VI also specifies requirements for Emission Control Areas, or ECAs, with stricter limitations on sulfur emissions in these areas. Historically, ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA and the North American ECA were required to use fuel with a sulfur content of no more than 1% or use alternative emission reduction methods rather than the current 3.5% global (non-ECA) limit. Beginning in January 2015, the fuel sulfur content limit in ECAs was reduced to 0.1%. The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% beginning in January 2020. We may incur additional compliance costs as part of our efforts to comply with Annex VI and other provisions of MARPOL. In addition, we could face fines and penalties for failure to meet requirements imposed by MARPOL and similar laws related to the operation of our vessels.

The Clean Water Act

The Clean Water Act, or CWA, imposes strict controls on the discharge of pollutants into the navigable waters of the United States. The CWA also provides for civil, criminal and administrative penalties for any unauthorized discharge of oil or other hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge. Many states have laws that are analogous to the CWA and also require remediation of accidental releases of petroleum or other pollutants in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. We maintain response plans as required by the CWA to address potential oil and fuel spills from either our vessels or our shore-based facilities.

In addition, the CWA established the National Pollutant Discharge Elimination System, or NPDES, permitting program, which governs discharges of pollutants into navigable waters of the United States from point sources, such as vessels operating in the navigable waters. Pursuant to the NPDES permitting program, the EPA issued a Vessel General Permit, or VGP. The current Vessel General Permit, or the 2013 VGP, which became effective on December 19, 2013, applies to commercial vessels that are at least 79 feet in length and therefore applies to our vessels. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the 27 types of covered discharges, including ballast water, which occur normally in the operation of a vessel. In addition, the 2013 VGP requires vessel owners and operators to implement various training, inspection, monitoring, recordkeeping, and reporting requirements, as well as corrective actions upon identification of each deficiency. The purpose of these limitations is to reduce the number of living organisms discharged via ballast water into waters regulated by the 2013 VGP. The 2013 VGP also contains requirements for oil-to-sea interfaces, which seeks to improve environmental protection of U.S. waters, by requiring all vessels to use an “Environmentally Acceptable Lubricant” in all oil-to-sea interfaces, unless not technically feasible. These regulations may increase the costs of compliance for our operations. In addition, failure to comply with the requirements of the 2013 VGP and other provisions of the CWA could result in the imposition of substantial fines and penalties. The 2013 VGP expires on December 18, 2018. We expect a new VGP to be proposed in 2018, which may lead to additional compliance costs.

The Oil Pollution Act

The Oil Pollution Act of 1990, or OPA, establishes a comprehensive regulatory and liability regime designed to increase pollution prevention, ensure better spill response capability, increase liability for oil spills, and facilitate prompt compensation for cleanup and damages. OPA is applicable to owners and operators of facilities operating near U.S. navigable waters and to owners, operators and bareboat charterers whose vessels operate in U.S. waters, which include the navigable waters of the United States (generally three nautical miles from the coastline) and the 200 nautical mile exclusive economic zone of the United States. Under OPA, owners and operators of regulated facilities and owners, operators and bareboat charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from discharges or threatened discharges of oil from their facilities or vessels, respectively, up to their limits of liability (except if the limits are broken as described below) unless the discharge results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. “Damages” are defined broadly under OPA to include:

●	damages for injury to natural resources and the costs of remediation thereof;
●	damages for injury to, or economic losses resulting from the destruction of, real or personal property;
●	the net loss of taxes, royalties, rents, fees and profits by the United States government, and any state or political subdivision thereof;
●	lost profits or impairment of earning capacity due to property or natural resources damage;
●	the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and
●	the loss of subsistence use of available natural resources.

OPA, through implementing regulations, currently limits the liability of responsible parties for discharges from non-tank vessels to $1,100 per gross ton or $939,800, whichever is greater. These limits are subject to increase. OPA’s liability limits do not apply: (1) if an incident was proximately caused by violation of applicable federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct; or (2) if the responsible party fails or refuses to report the incident, fails to provide reasonable cooperation and assistance required by a responsible official in connection with oil removal activities, or without sufficient cause fails to comply with an order issued under OPA. If an oil discharge or a substantial threat of discharge were to occur involving one of our shore-based facilities or vessels, we may be liable for removal costs and damages, which could be material to our results of operations and financial position. In addition, failure to comply with OPA may result in the assessment of civil, administrative and criminal penalties.

In addition, OPA requires owners and operators of vessels over 300 gross tons to provide the Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We have provided satisfactory evidence of financial responsibility to the Coast Guard for all of our vessels that are over 300 gross tons.

Under the Nontank Vessel Response Plan Final Rule, which became effective October 30, 2013, owners and operators of nontank vessels are required by the Coast Guard to prepare and submit Nontank Vessel Response Plans, or NTVRPs. This rule implemented a 2004 statutory mandate expanding oil spill response planning standards that are applicable to tank vessels under OPA amendments to the CWA to self-propelled nontank vessels of 400 or more gross tons that carry oil of any kind as fuel for main propulsion and that operate on the navigable waterways of the United States. Under this rule, we are required to prepare NTVRPs and contract with oil spill removal organizations to meet certain response planning requirements based on the capacity of a particular vessel. We have, in all material respects, complied with these requirements.

OPA allows states to impose their own liability regimes with respect to oil pollution incidents occurring within their boundaries and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued regulations addressing financial responsibility and vessel response planning requirements. We do not anticipate that state legislation or regulations will have a material impact on our operations.

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

The Resource Conservation and Recovery Act, or RCRA, regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes and requires states to develop programs to ensure the safe disposal of wastes. We generate non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled, in all material respects, in compliance with RCRA and analogous state statutes.

Insurance

   We review our insurance coverages annually.  In particular, we assess our coverage levels and limits for possible marine liabilities, including pollution, personal injury or death, and property damage.  We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, or that it will be adequate to cover future claims that may arise. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to certain exclusions and compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims.

Litigation

We are not a party to any material pending regulatory litigation or other proceeding and we are unaware of any threatened litigation or proceeding, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

Employees

We have approximately 950 employees located principally in the United States, the United Kingdom, Norway and Southeast Asia. Through our contract with a crewing agency, we participate in the negotiation of collective bargaining agreements for approximately 420 contract crew members, approximately half of our labor force, who are members of two North Sea unions. Wages are renegotiated annually in the second half of each year for the North Sea unions. We have no other collective bargaining agreements; however, we do employ crew members who are members of national unions but we do not participate in the negotiation of those collective bargaining agreements. We consider relations with our employees to be satisfactory. To date, our operations have not been interrupted by strikes or work stoppages. In addition, our obligations to our crew members are governed by the International Labour Organization’s Maritime Labour Convention which has been adopted in varying degrees by different flag states. We have adopted proactive procedures to ensure that we comply with or are entitled to an exemption from the Convention.

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

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Case could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees and other third parties. Due to uncertainties, many risks exist, including the following:

●	key suppliers or vendors could terminate their relationship with us or require additional financial assurances or enhanced performance from us;
●	the ability to renew existing contracts and compete for new business may be adversely affected;
●	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
●	the ability to attract, motivate and/or retain employees may be adversely affected;
●	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and
●	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our business or operations in the future.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

The continuing downturn in the oil and gas industry has had a significant negative effect on our results of operations and revenues, our customers’ ability to pay and our profitability.

Demand for our vessels and services, and therefore our results of operations, are highly dependent on the level of spending and investment in offshore exploration, development and production by the companies that operate in the energy industry. The energy industry’s level of capital spending is directly related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. Hydrocarbon supply has increased at a faster pace than hydrocarbon demand, despite a significant decrease in exploration and development spending. This has resulted in significant declines in crude oil prices. When our customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The precipitous decline in crude oil prices that began in late 2014 and reached a 12-year low of less than $30/barrel in early 2016 resulted in a decrease in the energy industry’s level of capital spending. Although crude oil prices have improved from these low levels, if prices decline further or continue to remain depressed for an extended period of time, capital spending and demand for our services may remain similarly depressed. If certain major oil producing nations do not intend to reduce crude oil output the current over-supply environment may continue for the foreseeable future unless there is a significant increase in worldwide demand, which may not occur or may occur very slowly. These market conditions negatively affected our 2017 results and are expected to continue to significantly affect future results, particularly if exploration and production activity levels and, therefore, demand for our products and services, as well as our customers’ ability to pay, remain depressed or continue to decline. The decrease in demand for offshore services could cause the industry to experience a prolonged downturn. These conditions could have a material adverse effect on our business, financial condition and results of operations.

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

●	the cost of exploring for, producing and delivering oil and natural gas;
●	reallocation of drilling budgets away from offshore drilling in favor of other priorities, such as shale or other land-based projects;
●	sale and expiration dates of available offshore leases;
●	demand for petroleum products;
●	current availability of oil and natural gas resources;
●	rate of discovery of new oil and natural gas reserves in offshore areas;
●	local and international political, environmental and economic conditions;
●	changes in laws and regulations;
●	technological advances;
●	ability of oil and natural gas companies to obtain leases and permits, or obtain funds for capital expenditures; and
●	development and exploitation of alternative fuels or energy sources.

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

We cannot assure you, however, that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations and capital requirements or that these actions would be permitted under the terms of our debt instruments. In addition, any effort to implement alternative financing plans would result in diversion of management time and focus away from operating our business and could also result in dilutive issuances of our equity securities or the incurrence of debt, which could adversely affect our business and financial condition.

Our inability to generate sufficient cash flow in the future to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our business, financial condition, results of operations and prospects. Any failure to make required or scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms. Further, if for any reason we are unable to satisfy our covenants, debt service or repayment obligations, we would be in default under the terms of the agreements governing such debt, which, if not remedied or waived, would allow our creditors to declare all such outstanding indebtedness to be due and payable. The lenders under our credit agreement would have the right to terminate their commitments to loan money, and such lenders could foreclose against our assets securing their borrowings, which would have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Financial Condition – Emergence from Bankruptcy - Exit Credit Facility” and Note 2 to our Consolidated Financial Statements in Part II, Item 8.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new secured debt securities, the secured debt holders would have rights senior to holders of Common Stock to make claims on our assets, and the terms of any additional debt could restrict our operations, including our ability to pay dividends on our Common Stock. If we issue additional equity securities, existing stockholders may experience dilution. Our Amended and Restated Certificate of Incorporation permits our Board of Directors to issue preferred stock which could have rights and preferences senior to those of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our security holders bear the risk of our future securities offerings reducing the market price of our Common Stock or other securities, diluting their interest or being subject to rights and preferences senior to their own.

We may be unable to maintain compliance with financial ratio covenants in our outstanding indebtedness which could result in an event of default that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Our credit agreement requires us to satisfy certain financial covenants, including the following:

●	minimum liquidity covenants of at least $15,000,000 in cash and $30,000,000 minimum liquidity;
●	a leverage ratio (total debt to 12 months EBITDA) of not more than 5.0 to 1.0, tested quarterly beginning December 31, 2020;
●	a total debt to capital ratio, tested quarterly, not to exceed 0.45 to 1.0; and
●

a collateral to commitment coverage ratio (the ratio of aggregate collateral vessels’ fair market value to the total outstanding amount, including commitments, of the facilities under our credit agreement) of at least 2.50 to 1.0.

As of December 31, 2017, we were in compliance with our financial covenants; however, we cannot guarantee that we will be able to comply with such terms at all times in the future. A failure to comply with the financial covenants in our credit agreement that is not waived by our lenders or otherwise cured could lead to a termination of our credit agreement or acceleration of all amounts due under our credit agreement, which would have a material adverse effect on our business, financial condition and results of operations. These restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities.

Our credit agreement contains a number of covenants that limit our ability to make dispositions or investments, incur additional indebtedness and engage in other transactions, which could adversely affect our ability to meet our future goals.

Our credit agreement contains a number of covenants that limit our operational flexibility. The sale of collateral vessels that are pledged to secure our obligations under our credit agreement is subject to various restrictions and will trigger payment of a prepayment premium if made during the applicable premium payment period. Collateral vessel operations are also subject to a variety of restrictive provisions, including customary provisions related to vessel flag, registry, safety standards, environmental compliance, insurance, technical and commercial management, joint venture activities, modification limits, chartering scope limits, survey and inspection requirements, and other limitations. Proceeds of the facilities under our credit agreement may not be used to acquire vessels or finance business acquisitions generally.

Under our credit agreement, we are also subject to restrictions on:

●	additional indebtedness;
●	additional liens on assets;
●	investments;
●	mergers and acquisitions;
●	vessel dispositions;
●	joint ventures;
●	vessel classification maintenance;
●	distributions to equity holders;
●	affiliate transactions;
●	leasing limits; and
●	other customary matters.

Our credit agreement also requires us to comply with certain financial covenants as discussed above. A breach of any of these covenants could result in a default under our credit agreement. If an event of default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable. The lenders under our credit agreement would also have the right in these circumstances to cancel any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder would also have the right to proceed against the vessels and other collateral pledged to them to secure the indebtedness. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our indebtedness impose on us.

We may not be able to renew or replace expiring contracts for our vessels.

We have a number of charters that will expire in 2018. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or we may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to us than our existing contracts, or we may be unable to secure contracts for these vessels. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In the past decade, construction of vessels of the types we operate has increased. Significant new OSV construction and upgrades of existing OSVs have intensified price competition. The resulting increase in OSV supply has depressed OSV utilization and intensified price competition from both existing competitors, as well as new entrants into the offshore vessel supply market. As of the date of this report, not all of the vessels currently under construction have been contracted for future work, which may further intensify price competition as scheduled delivery dates occur. Such price competition could further reduce day rates, utilization rates and operating margins, which would adversely affect our financial condition and results of operations.

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

The ownership position of our significant stockholders limits other stockholders’ ability to influence corporate matters and could affect the price of our Common Stock.

As of March 30, 2018, based on their most recent Schedule 13D or Schedule 13G filings, Raging Capital Management, LLC beneficially owned 32.7% of our outstanding Common Stock, Captain Q, LLC beneficially owned 16.2% of our outstanding Common Stock and Canyon Capital Advisors LLC beneficially owned 15.4% of our Common Stock, which in total represents approximately 64.3% of our outstanding Common Stock. While these stockholders are not a group, these three stockholders in and of themselves have the ability to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These three stockholders may have interests that differ from other stockholders, and they may each vote in a way with which other stockholders disagree and one or more of them may be adverse in the future to the interests of other stockholders. The concentration of ownership of our Common Stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company, and may adversely affect the market price of our Common Stock. This concentration of ownership of our Common Stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

Due to the continuous evolution of laws and regulations in the various markets in which we operate, we may be restricted or even lose the right to operate in certain international markets where we currently have a presence.

Many of the countries in which we operate have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernible even to experienced operators. Further, these laws, regulations and enforcement systems can be subject to frequent change or reinterpretation, sometimes with retroactive effect, and taxes, fees, fines or penalties may be sought from us based on such a reinterpretation or retroactive effect. While we endeavor to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply with such laws and regulations may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations in the jurisdiction. In addition, laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase our costs, which we may not be able to pass through to our customers. Any changes in laws, regulations or standards that would impose additional costs, requirements or restrictions could adversely affect our financial condition, results of operations or cash flows.

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

Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain our current fleet size we may seek to construct or acquire additional vessels. Also, customers may prefer modern vessels over older vessels, especially in weaker markets. The cost of adding a new vessel to our fleet can be substantial.

While we expect our cash on hand, cash flow from operations and available borrowings under our credit agreement to be adequate to fund our existing commitments, our ability to pay these amounts is dependent upon the success of our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Financial Condition – Emergence from Bankruptcy - Exit Credit Facility” included in Part II, Item 7. We can give no assurance that we will have sufficient capital resources to build or acquire the vessels required to expand or to maintain our current fleet size and vessel configuration.

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

We maintain insurance coverage against many of the casualty and liability risks listed above, subject to deductibles and certain exclusions. We have renewed our primary insurance program for the insurance year 2018/2019. We can provide no assurance, however, that our insurance coverage will be available beyond the renewal periods, or that it will be adequate to cover future claims that may arise. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, we could be exposed to substantial liability that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. We do business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary. In order to effectively operate in certain foreign jurisdictions, circumstances may require that we establish joint ventures with local operators or find strategic partners. As a U.S. company, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have an ongoing program of proactive procedures to promote compliance with the FCPA and other similar anti-bribery and anti-corruption laws, but we may be held liable for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subjected to the FCPA or other similar laws.  Our personnel and intermediaries, including our local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future.  As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees or intermediaries, even if such parties are not always subject to our control or are not themselves subject to the FCPA or other similar laws to which we may be subject. Any allegation that we have violated the FCPA or other similar laws or any determination that we have violated the FCPA or other similar laws could have a material adverse effect on our business, results of operations, and cash flows.

Our Common Stock is subject to restrictions on non-U.S. Citizen ownership and possible required divestiture by non-U.S. Citizen stockholders.

Certain of our operations are conducted in the Coastwise Trade and are governed by U.S. federal laws commonly known as the Jones Act. The Jones Act restricts waterborne transportation of merchandise and passengers for hire between points in the United States to vessels owned and operated by U.S. Citizens. We could lose the privilege of owning and operating vessels in the Coastwise Trade and may become subject to penalties and risk seizure and forfeiture of our U.S.-flag vessels if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of any class or series of our capital stock. Such loss would have a material adverse effect on our results of operations.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws authorize our Board of Directors to establish with respect to any class or series of our capital stock certain rules, policies and procedures, including procedures with respect to transfer of shares, to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our Amended and Restated Certificate of Incorporation contains provisions that limit the aggregate percentage ownership by non-U.S. Citizens of any class or series of our capital stock (including the Common Stock) to 24% of the outstanding shares of each such class or series to ensure that ownership by non-U.S. Citizens will not exceed the maximum percentage permitted by the Jones Act (presently 25%). On the Effective Date, the maximum percentage of shares of Common Stock held by non-U.S. Citizens allowable under such provisions was reached. At and during such time that the limit is reached with respect to shares of Common Stock, we will be unable to issue any further shares of Common Stock or permit transfers of Common Stock to non-U.S. Citizens. Any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against us and neither we nor our transfer agent is required to register such purported issuance or transfer of shares or required to recognize the purported transferee or owner as a stockholder of our company for any purpose whatsoever except to exercise our remedies. Any such excess shares in the hands of a non-U.S. Citizen shall not have any voting or dividend rights and are subject to redemption by our company at a redemption price that may be paid in redemption warrants, cash or promissory notes at the discretion of our Board of Directors. As a result of these provisions, a purported stockholder who is not a U.S. Citizen may not receive any return on its investment in any such excess shares. Further, we may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case our financial condition may be materially weakened. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of our equity securities in the event that U.S. Citizens were unable to transfer shares in our company to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership restriction could discourage, delay or prevent a change of control of our company.

So that we may ensure compliance with the Jones Act, provisions in our Amended and Restated Certificate of Incorporation permit us to require that owners of any shares of our capital stock provide confirmation of their citizenship. In the event that a person does not submit such documentation to us, those provisions provide us with certain remedies, including the suspension of voting and dividend rights and treatment of such person as a non-U.S. Citizen unless and until we receive the requested documentation confirming that such person is a U.S. Citizen. As a result of non-compliance with these provisions, an owner of the shares of our Common Stock may lose significant rights associated with those shares.

Our business could be adversely affected if we do not comply with the Jones Act.

We are subject to the Jones Act, which requires that vessels carrying merchandise or passengers for hire in Coastwise Trade be owned and operated by U.S. Citizens, be built in and registered under the laws of the United States, and manned by predominantly U.S. Citizen crews. Violations of the Jones Act would result in our losing eligibility to engage in Coastwise Trade, the imposition of substantial penalties against us, including fines and seizure and forfeiture of our vessels, and/or the inability to register our vessels in the United States with coastwise endorsements, any of which could have a material adverse effect on our financial condition and results of operations. Although we currently believe we meet the requirements to engage in Coastwise Trade, and there are provisions in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws that were designed to assist us in complying with these requirements, there can be no assurance that we will be in compliance with the Jones Act in the future.

Circumvention or repeal of the Jones Act may have an adverse impact on us.

The Jones Act’s provisions restricting Coastwise Trade to vessels owned and operated by U.S. Citizens may from time to time be circumvented by foreign interests that seek to engage in trade reserved for U.S.-flag vessels owned and operated by U.S. Citizens and otherwise qualifying for Coastwise Trade. Legal challenges against such actions are difficult, costly to pursue and are of uncertain outcome. There have also been attempts to repeal or amend the Jones Act, and these attempts are expected to continue. In addition, the Secretary of the Department of Homeland Security may waive the requirement for using U.S.-flag vessels with coastwise endorsements in the Coastwise Trade in the interest of national defense. Furthermore, the Jones Act restrictions on the maritime cabotage services are subject to certain exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag, foreign-built vessels or foreign-owned vessels. To the extent foreign competition is permitted from vessels built in lower-cost shipyards and crewed by non-U.S. Citizens with favorable tax regimes and with lower wages and benefits, such competition could have a material adverse effect on domestic companies, such as ours, in the offshore service vessel industry subject to the Jones Act.

Our U.S.-flag vessels may be requisitioned or purchased by the United States in the event of a national emergency or a threat to security.

We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of a national emergency or a threat to the security of the national defense, the Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (which includes United States corporations), including vessels under construction in the United States. If our vessels were purchased or requisitioned by the federal government, we would be entitled to be paid just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire, but we would not be entitled to be compensated for any consequential damages we suffer. The purchase or the requisition for an extended period of time of one or more of our vessels could adversely affect our results of operations and financial condition.

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

For example, our North Sea operations based in the U.K. and Norway have special tax incentives for qualified shipping operations, commonly referred to as tonnage tax, which provides for a tax based on the net tonnage capacity of qualified vessels, resulting in significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. There is no guarantee that current tonnage tax regimes will not be changed or modified which could, along with any of the above-mentioned factors, materially adversely affect our international operations and, consequently, our business, operating results and financial condition. Our U.K. and Norway tonnage tax companies are subject to specific disqualification triggers, which, if we fail to manage them, could jeopardize our qualified tonnage tax status in those countries. Certain of the disqualification events or actions are coupled with one or more opportunities to cure or otherwise maintain the tonnage tax qualification but not all are curable. Our qualified Singapore-based vessels are exempt from Singapore taxation through December 2027, with extensions available in certain circumstances beyond 2027, but there is no assurance that extensions will be granted. The qualified Singapore vessels are also subject to specific qualification requirements which, if not met, could jeopardize our qualified status in Singapore.

In addition, our worldwide operations may change in the future such that the mix of our income and losses recognized in the various jurisdictions could change. Any such changes could reduce our ability to utilize tax benefits, such as foreign tax credits, and could result in an increase in our effective tax rate and tax expense.

We may have higher than anticipated tax liabilities.

We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

●	changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;
●	changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;
●	effect of tax rate on accounting for acquisitions and dispositions;
●	issues arising from tax audit or examinations and any related interest or penalties; and
●	uncertainty in obtaining tax holiday extensions or expiration or loss of tax holidays in various jurisdictions.

We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by tax authorities in various tax jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition. The results from various tax examinations and audits may differ from the liabilities recorded in our financial statements and could adversely affect our financial results and cash flows.

On December 22, 2017, President Trump signed into law the statute originally named the Tax Cuts and Jobs Act, or the 2017 Tax Act or TCJA. The TCJA contains significant changes to U.S. federal corporate income taxation, including a reduction of the federal statutory tax rate from 35% to 21% for U.S. taxable income, which results in a one-time remeasurement of deferred tax assets and liabilities at the newly enacted statutory rate of 21%. The 2017 Tax Act also includes a new limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation resulting in one-time taxation of offshore earnings at reduced rates, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and immediate expensing of qualified capital expenditures. We are currently evaluating the overall effect of the TCJA on our business and financial condition.

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

The ability to attract, recruit and retain key personnel is critical to the success of our business and may be affected by our U.S. Citizen requirements and our emergence from bankruptcy.

We depend to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time. The loss of the services of one or more of our executive officers or key management personnel could adversely affect our operations.

Our Amended and Restated Bylaws provide that our chairman of the board and chief executive officer, by whatever title, must be U.S. Citizens. In addition, our Amended and Restated Bylaws specify that not more than a minority of directors comprising the minimum number of members of the Board of Directors necessary to constitute a quorum of the Board of Directors (or such other portion as the Board of Directors determines is necessary to comply with the Jones Act) may be non-U.S. Citizens. Our Amended and Restated Bylaws provide for similar U.S. Citizen requirements with regard to committees of the Board of Directors. As a result, we may be unable to allow a non-U.S. Citizen, who would otherwise be qualified, to serve as a director or as our chairman of the board or chief executive officer.

The ability to attract and retain key personnel may also be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	the ability of our Board of Directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•	limitations on convening special stockholder meetings;
•	the availability for issuance of additional shares of Common Stock; and
•

restrictions on the ability of any natural person or entity that does not satisfy the citizenship requirements of the U.S. maritime laws to own, in the aggregate, more than 24% of the outstanding shares of our Common Stock.

These anti-takeover provisions could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Common Stock and other securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Most of the long-term contracts for our vessels and all contracts with governmental entities and national oil companies contain early termination options in favor of the customer, in some cases permitting termination for any reason. Although some of these contracts have early termination remedies in our favor or other provisions designed to discourage the customers from exercising such options, we cannot assure you that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Moreover, most of the contracts for our vessels have a term of one year or less and can be terminated with 90 days or less notice. Until replacement of such business with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business or replace it on economically equivalent terms. In those circumstances, the amount of backlog could be reduced and the conversion of backlog into revenue could be impaired. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a vessel that is currently under contract or may be able to obtain a comparable vessel at a lower rate. For these reasons, customers may seek to renegotiate the terms of our existing contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. In any case, an early termination of a contract may result in our vessel being idle for an extended period of time. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are exposed to foreign currency exchange rate fluctuations and exchange rate risks as a result of our foreign operations. To reduce the financial impact of these risks, we attempt to match the currency of our debt and operating costs with the currency of the revenue streams. Because we conduct a large portion of our operations in foreign currencies, any increase in the value of the U.S. Dollar in relation to the value of applicable foreign currencies could adversely affect our operating revenue or construction costs when translated into U.S. Dollars.

A substantial portion of our revenue is derived from our international operations which are subject to foreign government regulation and operating risks.

We derive a substantial portion of our revenue from foreign sources. We therefore face risks inherent in conducting business internationally, such as:

●	foreign currency exchange rate fluctuations;
●	legal and governmental regulatory requirements;
●	difficulties and costs of staffing and managing international operations;
●	language and cultural differences;
●	potential vessel seizure or nationalization of assets;

●	import-export quotas or other trade barriers;
●	difficulties in collecting accounts receivable and longer collection periods;
●	political and economic instability;
●	changes to shipping tax regimes;
●	risk arising from counterparty conduct;
●	imposition of currency exchange controls; and
●	potentially adverse tax consequences.

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

       U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the 2017 Tax Act, which enacts a broad range of changes to the U.S. Internal Revenue Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to U.S. taxation, and possible U.S. tax implications associated with the treatment of certain foreign earnings. We continue to examine the impact this tax legislation may have on our business.

The overall impact of the 2017 Tax Act on our future financial results is subject to uncertainties and our financial results could be adversely impacted by certain aspects of the 2017 Tax Act, allowing a domestic corporation an immediate deduction in U.S. taxable income for a portion of its foreign-derived intangible income, and the base erosion anti-abuse tax. These factors could result in our 2018 provisional income tax expense effective tax rate to differ from our expectations.

Doing business through joint venture operations may require us to surrender some control over our assets and may lead to disruptions in our operations and business.

We operate in several foreign areas through joint ventures with local companies, in some cases because of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our joint venture partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or adversely affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows.

Vessel enhancement, repair and drydock projects are subject to risks, including delays, cost overruns, and ship yard insolvencies which could have an adverse impact on our results of operations.

Our vessel enhancement, repair and drydock projects are subject to risks, including delay and cost overruns, inherent in any large construction project, including:

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

Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.

Pursuant to the Plan, the composition of our Board of Directors changed significantly upon our emergence from bankruptcy. Our Board is now made up of seven directors, with a new non-executive Chairman of the Board, and six of whom did not previously serve on our Board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our Board and, thus, may have different views on the issues that will determine the future of our company. There is no guarantee that the new Board will pursue, or will pursue in the same manner, our strategic plans in the same manner as our prior Board. As a result, our future strategy and plans may differ materially from those of the past.

Government regulation and environmental risks can reduce our business opportunities, increase our costs, and adversely affect the manner or feasibility of doing business.

We believe that we are in compliance in all material respects with the applicable environmental laws and regulations to which we are subject. We maintain a robust compliance program to ensure that we maintain and update our programs to meet or exceed regulatory requirements in the areas which we operate. However, we are subject to extensive governmental regulation in the form of international conventions, federal, state and local laws and laws and regulations in jurisdictions where our vessels operate and are registered. The risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in offshore marine service operations. Compliance with the Jones Act, as well as with environmental, occupational, health and safety, and vessel and port security laws, can reduce our business opportunities and increase our costs of doing business. Additionally, these laws and regulations are subject to frequent changes. Therefore, we are unable to predict with certainty the future costs or other future impact of these laws on our operations and our customers. We could also incur substantial costs, including cleanup costs, fines, civil or criminal sanctions and third party claims for property damage or personal injury as a result of violations of, or liabilities under, environmental laws and regulations. In addition, there can be no assurance that we can avoid significant costs, liabilities and penalties imposed on us as a result of government regulation in the future.

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

The current oversupply of vessels in offshore oil and gas exploration and production markets has resulted in numerous vessels being idled or stacked and, in some cases, retired or scrapped. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment write-offs could result if, for example, any of our vessels become obsolete or commercially less desirable or their carrying values become excessive due to the condition of the vessel, stacking the vessel, the expectation of stacking the vessel in the near future, a decision to retire or scrap the vessel, changes in technology, market demand or market expectations, or excess spending over budget on a new-build vessel. Asset impairment evaluations are, by their nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets, which could impact the need to record an impairment charge and the amount of any charge taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets, Goodwill and Intangibles” in Part II, Item 7 and Note 3 to our Consolidated Financial Statements included in Part II, Item 8.

We can provide no assurance that our assumptions and estimates used in our asset impairment evaluations will ultimately be realized or that the current carrying value of our property and equipment will ultimately be realized.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of Fresh Start Accounting.

We emerged from bankruptcy under Chapter 11 of the Bankruptcy Code on November 14, 2017. Upon our emergence from bankruptcy, we adopted Fresh Start Accounting, as a consequence of which our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Accordingly, our future financial condition and results of operations may not be comparable to the financial condition or results of operations reflected in our historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our securities. In addition, in conjunction with our emergence from bankruptcy and our adoption of Fresh Start Accounting, we adopted new accounting policies relating to drydocks and useful lives and estimated salvage values of our vessels. Prior to emergence, we expensed regulatory drydocks as they were incurred. With Fresh Start Accounting, we will capitalize the cost of regulatory drydocks and amortize such cost over 30 months, the regulatory interval between required drydocks. Prior to emergence, we depreciated the cost of each vessel over a useful life of 25 years to an estimated salvage value of 15% of original cost. Under Fresh Start Accounting, we reduced our useful life estimate of each vessel to 20 years and our salvage value estimate to 5%.

We currently have no plans to pay cash dividends or other distributions on our Common Stock.

We currently do not expect to pay any cash dividends or other distributions on our Common Stock in the foreseeable future. Any future determination to pay cash dividends or other distributions on our Common Stock will be at the sole discretion of our Board of Directors and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time. The Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as the Board of Directors may deem relevant.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are leased and located in Houston, Texas. We lease offices and, in most cases, warehouse facilities for our local operations. Offices for our Southeast Asia operating segment are located in Singapore. Offices for our North Sea operating segment are located in Aberdeen, Scotland and Sandnes, Norway. Offices for our Americas operating segment are located in Macae, Brazil; Ciudad del Carmen, Mexico; Chaguaramus, Trinidad; and St. Rose, Louisiana. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

ITEM 3. Legal Proceedings

On May 17, 2017, GulfMark Offshore, Inc. filed a voluntary petition, or the Chapter 11 Case, under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On October 4, 2017, the Bankruptcy Court entered an order approving our Amended Chapter 11 Plan of Reorganization, as confirmed, or the Plan. On November 14, 2017, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case.

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

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From January 1, 2016 through April 10, 2017, the Predecessor’s Class A common stock was listed on the New York Stock Exchange, or NYSE, under the symbol “GLF.” During the period from April 11, 2017 until the Effective Date, the Predecessor’s Class A common stock was quoted in the “Pink Sheets” of OTC Pink, an over-the-counter market, under the symbol “GLFM.” On the Effective Date, by operation of the Plan, all agreements, instruments and other documents evidencing, relating to or connected with any equity interests of the Predecessor, including the outstanding shares of the Predecessor’s Class A common stock, issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.

The Successor’s Common Stock and warrants exercisable for shares of Common Stock for cash at an initial exercise price of $100.00 per share, or in certain circumstances, in accordance with a cashless exercise, or Equity Warrants, are listed on the NYSE American under the symbols “GLF” and “GLF.WS”, respectively, and have been trading since November 16, 2017. On March 5, 2018, the Successor’s warrants exercisable for shares of Common Stock at an initial exercise price of $0.01 per share, or Noteholder Warrants, began being quoted and traded on the OTCQX market (which is operated by OTC Markets Group, Inc.) under the symbol “GLFMW.” There can be no assurance that an active trading market for the Noteholder Warrants will develop. As of March 30, 2018, there were approximately 2 holders of record of our Noteholder Warrants.

The following table sets forth the range of high and low sales prices per share for the Predecessor’s Class A common stock and the Successor’s Common Stock for the periods indicated, as reported by the NYSE, OTC Pink and NYSE American, as applicable.

Predecessor Class A Common Stock

	2016
	High	Low
First Quarter	$7.38	$2.60
Second Quarter	$6.94	$3.06
Third Quarter	$3.76	$1.52
Fourth Quarter	$2.30	$1.10

	2017
	High	Low
First Quarter	$1.750	$0.350
Second Quarter	$0.336	$0.140
Third Quarter	$0.210	$0.133
Fourth Quarter October 1 - November 14	$0.185	$0.130

Successor Common Stock

	2017
	High	Low
Fourth Quarter November 16 - December 31	$34.96	$6.05

As of March 30, 2018, there were approximately 286 holders of record of our Common Stock.

The following table sets forth, for the periods indicated, the high and low sales prices of our Equity Warrants as reported by the NYSE American.

Successor Equity Warrants

	2017
	High	Low
Fourth Quarter November 16 - December 31	$4.00	$0.03

As of March 30, 2018, there were approximately 414 holders of record of our Equity Warrants.

Dividend Policy

The Board of Directors did not declare any dividends for the years ended December 31, 2017 and 2016.

We do not anticipate that cash dividends or other distributions will be paid with respect to our Common Stock in the foreseeable future. In addition, restrictive covenants in certain debt instruments to which we are, or may be, a party, limit our ability to pay dividends or our ability to receive dividends from our operating companies, and may negatively impact the trading price of our Common Stock.

While we have no current plans to pay dividends on our Common Stock, we will continue to evaluate the cash generated by our business and may decide to pay a dividend in the future. Any future determinations relating to our dividend policies and the declaration, amount and payment of any future dividends on our Common Stock will be at the sole discretion of our Board of Directors and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time. The Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as the Board of Directors may deem relevant.

ITEM 6. Selected Financial Data

The data that follows should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part II, Item 7.

	Successor	Predecessor
	Period from November 15 Through December 31,	Period from January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016	2015	2014	2013
		(Amounts in thousands, except per share amounts and vessels)
Operating Data:
Revenue	$13,593	$88,229	$123,719	$274,806	$495,769	$454,604
Direct operating expenses	9,859	69,821	83,165	169,837	236,244	217,422
Drydock expense	-	5,432	4,662	15,387	24,840	24,094
General and administrative expenses	3,408	32,369	37,663	47,280	62,728	54,527
Pre-petition restructuring charges	-	17,861	-	-	-	-
Depreciation and amortization	4,425	47,721	58,182	72,591	75,336	63,955
Impairment charges	-	-	162,808	152,103	8,995	-
(Gain) loss on sale of assets and other	-	5,207	8,564	1,160	(14,039)	(5,870)
Operating income (loss)	(4,099)	(90,182)	(231,325)	(183,552)	101,665	100,476
Interest expense	(1,343)	(28,815)	(33,486)	(36,946)	(29,332)	(23,821)
Interest income	57	26	133	260	307	202
Gain on extinguishment of debt	-	-	35,912	458	-	-
Reorganization items	(969)	(319,922)	-	-	-	-
Other financing costs	-	-	(11,287)	-	-	-
Foreign currency loss and other	(439)	(270)	(2,384)	(1,088)	(995)	(1,289)
Income tax (provision) benefit (a)	10,304	38,244	39,458	5,633	(9,270)	(4,962)

Net income (loss)	$3,511	$(400,919)	$(202,979)	$(215,235)	$62,375	$70,606
Amounts per common share (basic) (b):
Net income (loss)	$0.35	$(15.47)	$(8.09)	$(8.70)	$2.39	$2.70
Weighted average common shares outstanding (basic)	9,998	25,917	25,094	24,729	26,097	26,175
Amounts per common share (diluted) (b):
Net income (loss)	$0.35	$(15.47)	$(8.09)	$(8.70)	$2.39	$2.70
Weighted average common shares outstanding (diluted)	9,998	25,917	25,094	24,729	26,097	26,185
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$(9,256)	$(63,818)	$(23,339)	$43,357	$153,848	$126,702
Cash used in investing activities	(141)	(21,918)	(9,659)	(22,835)	(121,104)	(210,069)
Cash provided by (used in) financing activities	(862)	151,088	20,167	(47,281)	(40,024)	(39,598)
Effect of exchange rate changes on cash	(67)	765	(286)	(2,087)	(2,501)	(1,644)
Other Data:
Adjusted EBITDA (c)	$326	$(42,461)	$(10,335)	$41,142	$185,996	$164,431
Cash dividends per share (d)	$-	$-	$-	$-	$1.00	$1.00
Total vessels in fleet as of year end (e)	69	69	71	73	76	79
Average number of owned or chartered vessels (f)	66.0	66.4	68.9	71.4	74.3	70.5

	Successor	Predecessor
	As of December 31,	As of December 31,
	2017	2016	2015	2014	2013
		(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$64,613	$8,822	$21,939	$50,785	$60,566
Vessels, equipment and other fixed assets, including construction in progress, net	364,128	995,220	1,266,487	1,484,561	1,494,611
Total assets	471,955	1,052,525	1,361,252	1,716,355	1,773,292
Current portion of long-term debt (g)	-	483,326	-	-	-
Long-term debt (h)	92,365	-	490,589	544,732	500,864
Total stockholders’ equity	324,490	449,621	698,308	968,753	1,063,341

(a)	See Note 7 “Income Taxes” to our Consolidated Financial Statements included in Part II, Item 8.

(b)	Earnings per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding.

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

EBITDA and Adjusted EBITDA are presented because they are widely used by securities analysts, creditors, investors and other interested parties in the evaluation of companies in our industry. This information is a material component of certain financial covenants in our debt obligations. Failure to comply with the financial covenants could result in an inability to borrow under our revolving credit facility and the imposition of restrictions on our financial flexibility. When viewed with GAAP results and the accompanying reconciliation, we believe the EBITDA and Adjusted EBITDA calculations provide additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt and meet our ongoing liquidity requirements. EBITDA is also a financial metric used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. However, because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies or comparable for other purposes. Also, EBITDA and Adjusted EBITDA, as non-GAAP financial measures, have material limitations as compared to cash flow provided by operating activities. EBITDA does not reflect the future payments for capital expenditures, financing–related charges and deferred income taxes that may be required as part of normal business operations. The following table summarizes the calculation of EBITDA and Adjusted EBITDA for the periods indicated.

	Successor	Predecessor
	November 15 Through December 31,	January 1, Through November 14,	Year Ended December 31,
	2017	2017	2016	2015	2014	2013
		(In thousands)
Net income (loss)	$3,511	$(400,919)	$(202,979)	$(215,235)	$62,375	$70,606
Interest expense	1,343	28,815	33,486	36,946	29,332	23,821
Interest income	(57)	(26)	(133)	(260)	(307)	(202)
Income tax provision (benefit)	(10,304)	(38,244)	(39,458)	(5,633)	9,270	4,962

Depreciation, amortization and impairment	4,425	47,721	220,990	224,694	84,331	63,955
EBITDA	(1,082)	(362,653)	11,906	40,512	185,001	163,142
Adjustments:
Other, net *	1,408	320,192	(22,241)	630	995	1,289
Adjusted EBITDA	$326	$(42,461)	$(10,335)	$41,142	$185,996	$164,431

*   Net amount includes foreign currency transaction adjustments, other financing costs and gain/loss on extinguishment of debt.

(d)

In each quarter of 2013 and 2014, the Predecessor’s Board of Directors declared a quarterly cash dividend of $0.25 per share for a total dividend of $1.00 per share in each of the years 2013 and 2014. In February 2015, the Predecessor’s dividend was suspended and no dividends were declared in 2015, 2016 or 2017.

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

(g)

Amounts at December 31, 2016 reflect the reclassification of the $483.3 million of long-term debt to current as a result of an event of default under the Predecessor’s Multicurrency Facility Agreement. On May 17, 2017, we filed a voluntary petition under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. On November 14, 2017, we emerged from the Chapter 11 Case. For a more detailed discussion of our bankruptcy proceedings and our emergence from bankruptcy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Bankruptcy Filing and Emergence” included in Part II, Item 7, and Note 2 to our Consolidated Financial Statements included in Part II, Item 8.

(h)	Excludes current portion of long-term debt.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, contained in Part II, Item 8 “Financial Statements and Supplementary Data.” See also Part II, Item 6 “Selected Financial Data” and “Cautionary Note Regarding Forward-Looking Statements.”

On May 17, 2017, GulfMark Offshore, Inc. filed a voluntary petition, or the Chapter 11 Case, under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On October 4, 2017, the Bankruptcy Court entered an order, or the Confirmation Order, approving our Amended Chapter 11 Plan of Reorganization, as confirmed, or the Plan. On November 14, 2017, or the Effective Date, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case. For a more detailed discussion of our bankruptcy proceedings and our emergence from bankruptcy, see “- General - Bankruptcy Filing and Emergence” below and Note 2 to our Consolidated Financial Statements included in Part II, Item 8.

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations is international. Our fleet has grown in both size and capability, from 11 vessels in 1990 to our present number of 69 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of March 30, 2018, our fleet includes 66 owned vessels, 29 of which are stacked, and three managed vessels, one of which is stacked.

Our results of operations are affected primarily by day rates, fleet utilization and the number and type of vessels in our fleet. Utilization and day rates, in turn, are influenced principally by the demand for vessel services from the offshore exploration and production sectors of the oil and natural gas industry. The supply of vessels to meet this fluctuating demand is related directly to the perception of future activity in both the drilling and production phases of the oil and natural gas industry as well as the availability of capital to build new vessels to meet the changing market requirements. As discussed below, the decline in the price of oil since 2014 has materially and negatively impacted our results of operations.

We also provide management services to other vessel owners for a fee. Management fees are included in revenue. These vessels are excluded for purposes of calculating fleet rates per day worked and utilization in the applicable periods. As of the date of this report, one of our managed vessels is stacked.

The operations of our fleet may be subject to seasonal factors. Operations in the North Sea are often at their highest levels from April to August and at their lowest levels from October through February. Operations in our other areas, although involving some seasonal factors, tend to remain more consistent throughout the year. Activity in the U.S. Gulf of Mexico may be slower during the hurricane season from June through November, although following a hurricane, activity may increase as there may be a greater demand for vessel services as repair and remediation activities take place.

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

In addition to direct operating costs, we incur fixed charges related to the depreciation of our fleet, modifications designed to ensure compliance with applicable regulations and maintaining certifications for our vessels with various international classification societies. The demands of the market, the expiration of existing contracts, the commencement of new contracts, seasonal factors and customer preferences can influence the timing of drydocks to some extent. As a result of the current market downturn, we have taken some vessels out of service (also referred to as stacking) and deferred a number of drydocks as part of our cost cutting initiatives. The deferred drydocks will eventually be required to be performed prior to returning the vessels to active service.

0il Price Impact

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2018. Beginning in late 2014, oil prices declined significantly from early year levels of over $100 per barrel. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices began to recover over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel by year end. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $60 per barrel in January 2018. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector.

Bankruptcy Filing and Emergence

On May 17, 2017, GulfMark Offshore, Inc. filed the Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court, and on October 4, 2017, the Bankruptcy Court entered the Confirmation Order approving the Plan. On the Effective Date, November 14, 2017, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case.

On May 15, 2017, the Predecessor entered into a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 50% of the aggregate outstanding principal amount of the Predecessor’s senior notes, to support a restructuring on the terms of the Plan.  The RSA provided for, among other things, the Predecessor’s $125.0 million cash rights offering, or the Rights Offering.  Upon emergence from bankruptcy, we implemented the provisions of the RSA in accordance with the Plan on the Effective Date as follows:

○	Pursuant to the Rights Offering (subject to Jones Act limitations described below), eligible Noteholders purchased their pro rata share of 60% of the Common Stock of the Successor, or as applicable, Noteholder Warrants (as defined below), or the Successor Equity. The Rights Offering was backstopped by certain Noteholders for a 6.0% commitment premium that was paid with an additional 3.6% of the Successor Equity.

○	Each holder of the Predecessor’s senior notes received (subject to Jones Act limitations described below) its pro rata share of 35.65% of the Successor Equity.

○	The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. On the Effective Date, certain Noteholders who were eligible to receive Common Stock of the Successor pursuant to the Plan or the Rights Offering but who were non-U.S. holders received warrants to acquire Common Stock of the Successor at an exercise price of $.01 per share, or the Noteholder Warrants.

○	Outstanding Class A common stock of the Predecessor was cancelled and each holder of such Class A common stock received its pro rata share of (a) Common Stock representing in the aggregate 0.75% of the Successor Equity and (b) Equity Warrants with an exercise price of $100 per share for 7.5% of the equity of the Successor.

○	The Successor Equity purchased in the Rights Offering, issued to pay the backstop premium, issued in exchange for the Predecessor’s senior notes or in exchange for the Predecessor’s Class A common stock is subject to dilution by the Successor Equity issued or issuable under the proposed management incentive plan and upon exercise of the Equity Warrants.

○	The Predecessor repaid in full its debtor-in-possession financing. Holders of allowed claims arising under administrative expense claims, priority tax claims, other priority claims, and other secured claims of the Predecessor have received or will receive payment in full in cash. The Successor will continue to pay any general unsecured claims in the ordinary course of business.

Markets

North Sea. We continue to expect significant activity in the North Sea region during 2018. We also expect the continued focus on operator savings and oversupply of OSVs to adversely impact vessel day rates. Although cost efficiencies are currently a priority of operators, we believe the North Sea region remains viable long-term with several large field developments in the United Kingdom, or U.K., and Norwegian sectors forecasted by industry analysts, along with decommissioning work and projects in the renewables sector. We expect these factors, combined with an upturn in drilling in remote northerly areas such as the Barents Sea, Kara Sea and offshore Greenland, to drive demand in the North Sea region in the coming years, although we can provide no assurance as to when these developments may occur.

Southeast Asia. The Southeast Asia resource basin consists predominantly of shallow water mature fields where production drilling is expected to continue throughout 2018. It is apparent that operators, both national oil companies and independent operators, are experiencing significant pressure to reduce their costs in light of depressed oil prices and as a result their capital expenditure budgets may continue to fall. As of the date of this report, we generally expect exploration drilling activities to remain at current levels throughout 2018 in the Southeast Asian markets, resulting in a continuation of current market conditions for AHTS support, although further declines in commodity prices or reductions of operators’ capital budgets would result in additional downward pressure on drilling activities in this region, and therefore on market conditions for AHTS support vessels.

Americas. During 2017, we continued to experience pressure on our utilization and day rates in the Americas in all areas in which we operate. We do not expect the market in the Americas operating segment to recover to any great extent in 2018. In December 2013, Mexico’s Congress approved a constitutional reform to allow private investment in Mexico’s energy sector which effectively ended the state controlled (Petróleos Mexicanos) 75-year monopoly on oil and natural gas extraction and production. We anticipate Mexico to be a growing market for expanded deepwater activity when market conditions improve. We plan to continue to actively pursue opportunities in the area as they arise.

Fleet Commitments and Backlog

A portion of our available fleet is committed under contracts of various terms. The following table outlines the percentage of our forward days under contract and revenue backlog as of the dates shown:

	Successor
	As of March 30, 2018
	2018 Vessel Days	2019 Vessel Days
North Sea	35.6%	11.4%
Southeast Asia	18.4%	0.0%
Americas	6.1%	0.0%
Overall Fleet	19.1%	4.3%

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

Fresh Start Accounting

As discussed further in Note 2 to our Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data,” we have adopted Fresh Start Accounting as of November 15, 2017, concurrent with our emergence from bankruptcy. Under Fresh Start Accounting, our balance sheet on the date of emergence reflects all of our assets and liabilities at their fair values. Our emergence and the adoption of Fresh Start Accounting resulted in a new reporting entity, or the Successor, for financial reporting purposes. To facilitate our discussion and analysis of our vessels, financial condition and results of operations herein, we refer to the reorganized company as the Successor for periods subsequent to November 14, 2017 and the Predecessor for periods prior to November 15, 2017. At the date of emergence, we also adopted new accounting policies related to drydock costs, useful lives of our vessels and estimated salvage value of our vessels. The Predecessor expensed the cost of required drydocks as the costs were incurred and depreciated the cost of our vessels over 25 years to an estimated salvage value of 15 percent of original cost. The Successor is capitalizing drydock costs as the costs are incurred and amortizing the costs over 30 months and is depreciating the cost of our vessels over 20 years to an estimated salvage value of five percent of original cost. As a result, our Consolidated Financial Statements and the accompanying notes thereto after November 14, 2017 are not comparable to our Consolidated Financial Statements and the accompanying notes thereto prior to November 15, 2017. Our presentations herein include a “black line” division to delineate and reinforce this lack of comparability. In order to facilitate the comparative discussion herein, we have addressed the Successor and Predecessor periods discretely and have provided comparative analysis, to the extent practical, where appropriate.

Income Taxes

The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under “tonnage tax” regimes. Our U.K. regime was renewed in November 2010 for another ten years. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2027 with extensions available in certain circumstances beyond 2027, although there is no assurance that the extensions will be granted. The qualified Singapore vessels are also subject to specific qualification requirements which if not met could jeopardize our qualified status in Singapore. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These foreign tax beneficial systems continued to result in our earnings incurring significantly lower taxes than those that would apply if we were not a qualified shipping company in those jurisdictions. The tonnage tax regimes in the North Sea significantly reduce the cash required for taxes in that region.

Our overall effective tax rate is substantially lower than the U.S. federal statutory income tax rate because our Southeast Asia and North Sea operations are tonnage tax qualified shipping activities that are taxed at relatively low rates and our qualified Singapore based vessels are exempt from Singapore taxation through 2027. Should our operational structure change or should the laws that created these shipping tax regimes change, we could be required to provide for taxes at rates much higher than those currently reflected in our consolidated financial statements. In addition, if our pre-tax earnings in higher tax jurisdictions increase, there could be a significant increase in our annual effective tax rate. Any such increase could cause volatility in the comparisons of our effective tax rate from period to period.

U.S. foreign tax credits may be carried forward for ten years. As of December 31, 2017, we have $4.1 million of such foreign tax credit carry-forwards that begin to expire in 2020. We recorded a full valuation allowance for all of our remaining foreign tax credit carryforwards as we do not expect to be able to realize these credits under the new tax laws provided by the statute originally named the Tax Cuts and Jobs Act, or the 2017 Tax Act. We have considered estimated future taxable income in the relevant tax jurisdictions to utilize these tax credits and have considered what we believe to be ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. This information is based on estimates and assumptions including projected taxable income. If these estimates and related assumptions change in the future, or if we determine that we would not be able to realize other deferred tax assets in the future, an adjustment to the valuation allowance would be provided in the period such determination was made.

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

   Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2018. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in early 2016. Prices began to recover over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel by year end. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $60 per barrel in January 2018. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

   See the discussions below detailing our impairment analyses and processes for each of goodwill, long-lived assets, intangible assets, vessel components and assets held for sale. The components of reduction in value of assets are as follows (in thousands):

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016	2015
Goodwill impairment	$-	$-	$-	$22,554
Long-lived assets impairment	-	-	160,222	115,489
Intangible asset impairment	-	-	-	13,695
Vessel component impairment	-	-	2,586	365
Total reduction in value of assets	-	-	$162,808	$152,103

Goodwill Impairment

We completed a qualitative analysis of goodwill of the Predecessor in 2015 and determined that further testing was necessary. Our goodwill impairment evaluation indicated that the carrying value of the North Sea segment exceeded its fair value so that goodwill was potentially impaired. We then performed the second step of the goodwill impairment test, which involved calculating the implied fair value of our goodwill by allocating the fair value of the North Sea segment to all of the assets and liabilities (other than goodwill) and comparing it to the carrying amount of goodwill. To estimate the fair value of the reporting unit we used a 50% weighting of the discounted cash flow method and a 50% weighting of the public company guideline method in determining fair value of the North Sea reporting unit.

We determined that the implied fair value of our goodwill for the North Sea segment was less than its carrying value and recorded a $22.6 million impairment of the North Sea segment’s goodwill. As a result of this impairment, we no longer have any goodwill.

Long-Lived Asset Impairment

In the Predecessor 2015 period, we recorded $129.2 million of impairment expense related to our long-lived assets in the U.S. Gulf of Mexico, which is a part of our Americas segment. The impairment consisted of $115.5 million related to our vessels and $13.7 million related to our intangible asset. As a result of this impairment, we no longer have an intangible asset.

In the Predecessor 2016 period, we recorded an aggregate of $160.2 million of impairment expense related to our long-lived assets. Impairment charges totaled $94.5 million for the U.S. Gulf of Mexico and $15.9 million for the non-U.S. Americas, both part of the Americas segment. We also recorded impairment in Southeast Asia totaling $49.8 million.

Vessel Component Impairment

   We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. We recorded impairment based on third party appraisals of the North Sea components totaling $0.4 million in the Predecessor 2015 period. Based on third party valuations, we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the Predecessor 2016 period.

Deferred financing costs are capitalized and amortized over the expected term of the related debt. Should the specific debt terminate by means of payment in full, tender offer or lender termination, the associated deferred financing costs would be immediately expensed.

Allowance for Doubtful Accounts

Our customers are primarily major and independent oil and gas companies, national oil companies and oil service companies. Our historical losses on accounts receivable have been insignificant and it is our belief that our related credit risks are minimal, and consequently our major and independent oil and gas company and oil service company customers are generally granted credit on customary business terms. Our exposure to foreign government-owned and controlled oil and gas companies, as well as companies that provide logistics, construction or other services to such oil and natural gas companies, may result in longer payment terms; however, we monitor our aged accounts receivable on an ongoing basis and provide an allowance for doubtful accounts in accordance with our written policy. This formalized policy requires a critical review of our aged accounts receivable to evaluate the collectability of our receivables and to establish appropriate allowances for bad debt. The amount of an allowance to be established by management is based on the facts and circumstances relating to the particular customer.

Historically, we have collected substantially all of our accounts receivable balances. However, we have recently seen an increase in uncollectible amounts from certain customers. As of November 14, 2017 and December 31, 2016 and 2015, the Predecessor recorded an allowance for doubtful accounts of $3.4 million, $2.5 million and $1.5 million, respectively. For the period from November 15, 2017 through December 31, 2017, the Successor did not record any additional allowance for doubtful accounts. Additional allowances for doubtful accounts may be necessary as a result of our ongoing assessment of our customers’ ability to pay, particularly in light of current industry conditions. Since amounts due from individual customers can be significant, future adjustments to our allowance for doubtful accounts could be material if one or more individual customer balances are deemed uncollectible. If an account receivable were deemed uncollectible and all reasonable collection efforts were exhausted, the balance would be removed from accounts receivable and the allowance for doubtful accounts.

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

Off-Balance Sheet Arrangements

At December 31, 2017 for the Successor and November 14, 2017 and December 31, 2016, for the Predecessor, we had no off-balance sheet debt or other arrangements required to be disclosed.

Consolidated Results of Operations

Comparison of Fiscal Years Ended December 31, 2017 and December 31, 2016

Our consolidated revenue decreased from $123.7 million for the year ended December 31, 2016 to $101.8 million during the combined Successor and Predecessor periods in 2017, a decrease of $21.9 million or 17.7%. For the combined Successor and Predecessor periods in 2017, we had net loss of $397.4 million compared to a net loss of $203.0 million for the Predecessor year ended December 31, 2016.

The price of oil has a significant impact on the operating plans for our customers. The oil price has been depressed since 2014 which has had a negative effect on the demand for offshore supply vessels and, consequently, there has been substantial pressure on day rates and utilization. During the combined Successor and Predecessor periods in 2017, overall fleet utilization increased by 5.0% which increased revenue by $12.5 million, while day rates decreased by $1,975 per day contributing to a decrease in revenue of $35.5 million. The continued strength of the U.S. Dollar caused a further decrease in revenue of $2.2 million, as a large portion of our revenue is earned in foreign currencies. Partially offsetting these decreases was an increase in capacity of $3.3 million. The capacity increase was related to the addition of one new-build vessel in 2016 and one additional new-build vessel during the Predecessor period in 2017, partially offset by the sale of six older vessels during 2016 and the Predecessor 2017 period. Our total fleet size decreased from an average of 69.0 vessels during 2016 to an average of 66.3 vessels during the combined 2017 periods.

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,	Increase
	2017	2017	2016	(Decrease)
		dollar amounts in thousands
Average Rate Per Day Worked (a) (b):
North Sea (c)	$9,765	$10,287	$11,960	$(1,673)
Southeast Asia ( c)	5,359	5,457	7,291	(1,834)
Americas ( c)	8,096	8,267	10,441	(2,174)
Overall Utilization (a) (b):
North Sea	62.6%	63.1%	66.8%	(3.7)%
Southeast Asia	53.3%	46.9%	42.5%	4.4%
Americas	40.0%	32.5%	20.7%	11.8%
Average Owned or Chartered Vessels (a) (d):
North Sea	25.0	24.9	25.7	(0.8)
Southeast Asia	10.0	10.0	12.0	(2.0)
Americas	31.0	31.4	31.3	0.1
Total	66.0	66.3	69.0	(2.7)

(a)	Owned vessels.

(b)

Average rate per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by the total number of days of availability in the period.

(c)

Revenues for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (U.S. Dollar/GBP, U.S. Dollar/NOK and U.S. Dollar/Euro) for the periods indicated below. Payment for vessels in our Americas fleet can be earned in other currencies, including the Brazilian Reais (or BRL), and have been converted to U.S. Dollars at the average exchange rate (U.S. Dollar/BRL) for the periods indicated below.

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016
$1 US=GBP	0.748	0.779	0.738
$1 US=NOK	8.275	8.253	8.395
$1 US=Euro	0.845	0.89	0.903
$1 US=BRL	3.281	3.183	3.467
$1 US=SGD	1.348	1.384	1.38

(d)	Adjusted for vessel additions and dispositions occurring during each period.

During the combined Predecessor and Successor periods in 2017, we continued cost saving initiatives that were started in 2015. As a result, direct operating expenses decreased $3.5 million from 2016 to the combined 2017 periods. Drydock expense increased $0.8 million, as we spent 18 additional days in drydock during the combined 2017 periods. General and administrative expenses decreased $1.9 million during the combined 2017 periods. During the Predecessor 2017 period we recognized $17.9 million of pre-petition restructuring charges. Depreciation expense decreased $6.0 million, mainly due to a smaller fleet size and an impairment write-down of assets during 2016. During 2016 and the combined 2017 periods, we sold six older vessels and recognized losses of $8.6 million and $5.2 million, respectively. During 2016 we recognized an impairment charge of $162.8 million related to the write-down of certain assets as described in Note 3 to our Consolidated Financial Statements in Part II, Item 8.

Other expenses increased by $340.6 million in the combined Predecessor and Successor periods of 2017 compared to 2016. The change is due primarily to $320.9 million in reorganization expense related to our bankruptcy filing. Interest expense decreased $3.3 million, while other financing costs decreased by $11.3 million, related to the absence in 2017 of an attempted capital restructuring during 2016. We also benefitted from lower foreign currency expense during the combined 2017 periods.

During the combined Successor and Predecessor 2017 periods, we had an income tax benefit of $48.5 million, compared to a benefit of $39.5 million for 2016. The 2017 effective tax rate was negative (10.9)% and the 2016 effective tax rate was negative (16.3)%. The income tax benefit in the year ended December 31, 2017 compared to the income tax benefit in the year ended December 31, 2016 was largely due to the impact of applying the provisions of the 2017 Tax Act and Fresh Start Accounting adjustments reflected in the Predecessor’s final statement of operations.

During 2017, as a result of the enactment of the 2017 Tax Act, our foreign earnings and profits accumulated and deferred from U.S. taxation under former tax law are now deemed repatriated. We expect to offset the liability related to mandatory deemed repatriation with available net operating loss carryforwards and therefore do not expect to incur any cash tax cost related to this provision of the 2017 Tax Act. In addition, the enactment of the 2017 Tax Act resulted in a 3.4 percentage point increase in our effective tax rate related to the one-time tax effects of the 2017 Tax Act. The decrease in statutory rate from 35% to 21% under the 2017 Tax Act resulted in a $1.5 million tax benefit due to the remeasurement of deferred tax liabilities.

In addition to these discrete impacts, the effective tax rate was favorably impacted by benefits provided by the exclusion of cancellation of indebtedness income from gross income for U.S. federal income tax purposes and Fresh Start Accounting adjustments attributable to foreign jurisdictions where we are taxed under non-income-based tonnage tax regimes.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

Our consolidated revenue decreased from $274.8 million in 2015 to $123.7 million in 2016, a decrease of $151.1 million or 55.0%. For the year ended December 31, 2016, we had a net loss of $203.0 million, or $8.09 per share, compared to a net loss of $215.2 million, or $8.70 per share, for the year ended December 31, 2015.

In late 2014, the oil and natural gas industry entered a downturn precipitated by falling oil prices. The oil price decline had a significant negative effect on the demand for offshore supply vessels and, consequently, there has been substantial pressure on day rates and utilization. In 2016, overall fleet utilization decreased by 23.9% which lowered revenue by $113.1 million compared to 2015, while day rates decreased by $5,253 per day contributing to a decline in revenue of $29.8 million. The continued strength of the U.S. Dollar caused a further decrease in revenue of $9.7 million, as a large portion of our revenue is earned in foreign currencies. Partially offsetting these reductions was an increase in capacity of $1.0 million. The capacity increase was related to the addition of one new-build vessel in 2016 and one additional work day during 2016, partially offset by the sale of four older vessels during 2016. Our total fleet size decreased from an average of 71.4 vessels during 2015 to an average of 69.0 vessels during 2016.

	Predecessor
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

(c)

Revenues for vessels in our North Sea fleet are primarily earned in GBP, NOK and Euros, and have been converted to U.S. Dollars at the average exchange rate (U.S. Dollar/GBP, U.S. Dollar/NOK and U.S. Dollar/Euro) for the periods indicated below. Payment for vessels in our Americas fleet can be earned in other currencies, including BRL, and have been converted to U.S. Dollars at the average exchange rate (U.S. Dollar/BRL) for the periods indicated below.

	Year Ended December 31,
	2016	2015
$1 US=GBP	0.738	0.654
$1 US=NOK	8.395	8.048
$1 US=Euro	0.903	0.901
$1 US=BRL	3.467	3.277
$1 US=SGD	1.380	1.374

(d)	Adjusted for vessel additions and dispositions occurring during each period.

During 2016 we continued cost saving initiatives that were started in 2015, including the additional reduction of onshore staffing levels. These initiatives continued to significantly decrease our operating costs in 2016. Direct operating expenses decreased $86.7 million from 2015 to 2016, drydock expense decreased $10.7 million, and general and administrative expenses decreased $9.6 million. Depreciation expense decreased $14.4 million due to the sale of seven older vessels during 2015 and 2016, for which we recognized a loss of $1.2 million and $8.6 million, respectively. During 2016 we recognized impairment charges of $162.8 million, a $10.7 million increase from the 2015 impairment charges of $152.1 million. These impairment charges were related to the write-down of certain assets as described in Note 3 to our Consolidated Financial Statements in Part II, Item 8.

During 2016 we had an income tax benefit of $39.5 million, compared to a benefit of $5.6 million for 2015. The 2016 effective tax rate was negative (16.3)% and the 2015 effective tax rate was also negative (2.6)%. Tax expense from year to year can vary based on the mix of profitability and taxing jurisdictions.

Segment Results

As discussed in “General Business” included in Part I, Item 1 “Business,” we have three operating segments: the North Sea, Southeast Asia and the Americas, each of which is considered a reportable segment under FASB ASC 280. The majority of our revenue is derived from our long-lived assets located in foreign jurisdictions. We had $19.9 million in revenue for the combined Predecessor and Successor periods in 2017 and $99.2 million in long-lived assets as of December 31, 2017 attributed to the United States, our country of domicile.

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

Operating Loss by Operating Segment

	Successor	Predecessor
	November 15 Through December 31,	January 1, Through November 14,	Year Ended December 31,
	2017	2017	2016	2015
		(In thousands)
North Sea	$(305)	$(20,577)	$(10,686)	$(8,774)
Southeast Asia	(761)	(9,506)	(64,784)	29
Americas	(1,394)	(29,799)	(133,884)	(147,577)
Total reportable segment operating loss	(2,460)	(59,882)	(209,354)	(156,322)
Other	(1,639)	(30,300)	(21,971)	(27,230)
Total reportable segment and other operating loss	$(4,099)	$(90,182)	$(231,325)	$(183,552)

North Sea Region:

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016	2015
		(In thousands)
Revenue	$8,304	$52,217	$76,759	$142,168
Direct operating expenses	5,387	36,365	45,872	84,474
Drydock expense	-	4,269	2,549	4,112
General and administrative expense	741	11,987	6,961	9,469
Depreciation and amortization expense	2,481	20,173	24,157	28,724
Impairment charge	-	-	1,986	22,919
Loss on sale of assets and other	-	-	5,920	1,244
Operating loss	$(305)	$(20,577)	$(10,686)	$(8,774)

Comparison of Fiscal Years Ended December 31, 2017 and December 31, 2016

Revenue for the North Sea region decreased $16.3 million, or 21.2%, from $76.8 million in 2016 to $60.5 million in the combined Predecessor and Successor periods in 2017. Utilization decreased from 66.8% during 2016 to 63.0% during the combined 2017 periods, causing a decrease in revenue of $9.7 million. Day rates decreased by $1,740 per day, from $11,960 in 2016 to $10,220 in the combined 2017 periods, which accounted for a $7.7 million reduction in revenue. The continued strength of the U.S. Dollar resulted in lower revenue of $2.2 million. Capacity produced an increase in revenue of $2.3 million from 2016 to the combined 2017 periods mainly due to the delivery of one new-build vessel during the Predecessor 2017 period. Operating loss increased by $10.2 million, from $10.7 million in 2016 to $20.9 million in the combined 2017 periods. Excluding the impairment charge recorded in 2016, the increase in operating loss would have been $12.2 million. The decrease in revenue was the main contributing factor in the decline in operating income. Partially offsetting the decrease in revenue were reductions in direct operating expenses of $4.1 million and depreciation and amortization expense of $1.5 million. All these reductions are directly attributable to cost cutting measures implemented during 2015 and the decrease in average fleet size. In addition, during 2016 we recognized a loss on sale of assets of $5.9 million which was not repeated during 2017. Offsetting these reductions were increases in drydock expense of $1.7 million and general and administrative expenses of $5.8 million, of which $5.2 million related to payments related to our reorganization. The decrease in depreciation expense was mainly due to Fresh Start Accounting adjustments in 2017.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

Revenue for the North Sea region decreased $65.4 million, or 46.0%, from $142.2 million in 2015 to $76.8 million in 2016. Utilization decreased from 80.5% during 2015 to 66.8% during 2016, causing a decrease in revenue of $35.9 million. Day rates decreased by $5,031 per day, from $16,991 in 2015 to $11,960 in 2016. This decrease accounted for $17.0 million of the revenue decrease. The continued strength of the U.S. Dollar contributed $9.7 million to the decrease in revenue. In addition, the sale of four vessels during 2015 and 2016 and the transfer of two vessels to another region during the third quarter of 2016 resulted in a decrease in revenue of $3.4 million. The average fleet size in the region decreased from 28.4 vessels in 2015 to 25.7 vessels in 2016. Operating loss increased by $1.9 million, from $8.8 million in 2015 to $10.7 million in 2016. Excluding the impairment charges of $22.9 million and $2.0 million recorded in 2015 and 2016, respectively, the decrease in operating income would have been $22.8 million. The decrease in revenue was the main contributing factor in the decrease in operating income. In addition, during 2016 we recognized a loss on sale of assets of $5.9 million, compared to a loss of $1.2 million during 2015. Offsetting these decreases were reductions in direct operating expenses of $38.6 million, drydock expense of $1.6 million, general and administrative expenses of $2.5 million, and depreciation expense of $4.6 million. All these reductions are directly attributable to cost cutting measures implemented during 2015 and the decrease in average fleet size.

Southeast Asia Region:

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016	2015
		(In thousands)
Revenue	$1,368	$8,606	$14,069	$35,524
Direct operating expenses	1,047	7,879	11,308	16,483
Drydock expense	-	959	588	4,356
General and administration expense	382	3,103	5,218	4,296
Depreciation and amortization expense	700	6,222	8,654	10,419
Impairment charge	-	-	50,437	-
(Gain) loss on sale of assets and other	-	(51)	2,648	(59)
Operating income (loss)	$(761)	$(9,506)	$(64,784)	$29

Comparison of Fiscal Years Ended December 31, 2017 and December 31, 2016

Revenues for the Southeast Asia based fleet decreased by $4.1 million, or 29.1%, from $14.1 million in 2016 to $10.0 million in the combined Predecessor and Successor periods of 2017. Utilization increased from 42.5% in 2016 to 47.7% in the combined 2017 periods. However, as a result of the sale of three vessels that were stacked during 2016 and the stacking of an additional vessels during the Predecessor 2017 period, the impact of utilization on revenue was a decrease of $0.3 million. Day rates declined from $7,291 during 2016 to $5,443 during the combined 2017 periods, causing a further reduction in revenue of $3.7 million. Although we sold three vessels from the region during 2016, capacity decreased slightly as the sold vessels had been stacked for most of the 2016. However, average fleet size decreased from 12.0 vessels in 2016 to 10.0 vessels in the combined 2017 periods. Operating income for the region increased by $54.5 million. During 2016, we recorded an impairment charge of $50.4 million. Excluding this charge, the increase in operating income was $4.1 million. This change was mainly a result of a $2.4 million decrease in operating expenses resulting from cost cutting measures that were implemented during 2015, a decrease of $1.7 million in general and administrative expenses, and a decrease of $1.7 million in depreciation and amortization expenses due mainly to the impairment write down in 2016 and Fresh Start Accounting adjustment in 2017. Partially offsetting these improvements was the decrease in revenue and a slight increase in drydock expense. We also incurred a loss of $2.6 million on the sale of three older vessels during 2016.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

Revenues for the Southeast Asia based fleet decreased by $21.5 million to $14.1 million in 2016. Utilization decreased from 64.2% in 2015 to 42.5% in 2016, decreasing revenue by $13.8 million. Day rates decreased from $11,471 during 2015 to $7,291 for 2016, causing a further reduction in revenue of $7.7 million. Although we sold three vessels from the region during the second half of 2016, capacity did not change as the sold vessels had been stacked for most of the year. However, average fleet size decreased from 13.0 vessels in 2015 to 12.0 vessels in 2016. Operating income for the region decreased by $64.8 million. During 2016, we recorded an impairment charge of $50.4 million. Excluding this charge, the decrease in operating income for the region was $14.4 million. The decrease in revenue was the largest contributor to the change in operating income. In addition, an increase in general and administrative expenses of $0.9 million, mainly related to an increase in bad debt expense, contributed to the reduction. We also incurred a loss of $2.6 million on the sale of three older vessels. Partially offsetting these expenses and losses were cost cutting measures undertaken during 2015, the decrease in fleet size, and the effect of the impairment charges to the vessel net book value, the overall effect of which was a decrease in operating expenses of $5.2 million, drydock expense of $3.8 million, and depreciation and amortization of $1.8 million.

Americas Region:

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016	2015
		(In thousands)
Revenue	$3,921	$27,406	$32,891	$97,114
Direct operating expenses	3,425	25,577	25,985	68,880
Drydock expense	-	204	1,525	6,919
General and administrative expense	728	6,937	6,876	9,906
Depreciation and amortization expense	1,162	19,229	22,008	29,827
Impairment charge	-	-	110,385	129,184
Pre-petition restructuring charge	-	-	-	-
(Gain) loss on sale of assets and other	-	5,258	(4)	(25)
Operating income (loss)	$(1,394)	$(29,799)	$(133,884)	$(147,577)

Comparison of Fiscal Years Ended December 31, 2017 and December 31, 2016

Revenue for the Americas region decreased by $1.6 million in the combined Predecessor and Successor periods in 2017 to $31.3 million from $32.9 million in 2016. Day rates decreased from $10,441 in 2016 to $8,241 in the combined 2017 periods, contributing $24.0 million to the decline in revenue. Partially offsetting this decrease was an increase in utilization of 12.7%, from 20.7% in 2016 to 33.4% in the combined 2017 periods, resulting in higher revenues of $22.5 million. In addition, the region experienced an increase of $1.0 million related to the full year effect of the delivery of a new-build vessel during 2016. During the combined Predecessor and Successor periods in 2017, the region had an operating loss of $31.2 million, compared to a loss of $133.9 million during 2016. During 2016 we recorded impairment charges of $110.4 million; excluding these charges, the decrease in operating income was $7.7 million. In addition to the decrease in revenue were increases in direct operating expenses of $3.0 million and general and administrative expenses of $0.8 million. Partially offsetting these reductions was a decrease in drydock expense of $1.3 million. Depreciation and amortization expense decreased by $1.6 million due to the asset write-down in 2016 and Fresh Start Accounting adjustment in 2017. In addition, during the Predecessor 2017 period we recorded a $5.3 million loss on the sale of two older vessels.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

Revenue for the Americas region decreased by $64.2 million, or 66.1%, from $97.1 million in 2015 to $32.9 million in 2016. Utilization for the region decreased from 52.1% in 2015 to 20.7% in 2016, resulting in a decrease in revenue of $63.4 million. Day rates decreased from $17,128 in 2015 to $10,441 in 2016, contributing $5.2 million to the revenue decrease. Partially offsetting these decreases was an increase in revenue of $4.4 million related to the delivery of one new-build vessel and the transfer of two vessels in from another region during 2016. Average fleet size increased from 30.0 vessels in 2015 to 31.3 vessels in 2016. During 2016 the region had an operating loss of $133.9 million, compared to a loss of $147.6 million during 2015, an increase of $13.7 million. During 2016 and 2015, we recorded impairment charges of $110.4 million and $129.2 million, respectively. Excluding these charges, the decrease in operating income was $5.1 million. The decrease in revenue was the main contributor to the decrease in operating income. Partially offsetting the decrease in revenue were decreases in direct operating expenses of $42.9 million, drydock expense of $5.4 million, general and administrative expenses of $3.0 million, and depreciation and amortization of $7.8 million. These decreases were the direct result of cost cutting measures undertaken in early 2015, and the effect of vessel impairment charges.

Liquidity, Capital Resources and Financial Condition

On May 17, 2017, GulfMark Offshore, Inc. filed the Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court, and on October 4, 2017, the Bankruptcy Court entered the Confirmation Order approving the Plan. On the Effective Date, November 14, 2017, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case.

Our liquidity requirements are generally associated with our need to service debt, fund working capital, maintain our fleet, and, when market conditions are favorable, finance the construction of new vessels and acquire or improve equipment or vessels. Bank financing, proceeds from the issuance of debt and equity, and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined primarily by the supply and demand for offshore drilling for crude oil and natural gas.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2018. Beginning in late 2014, oil prices declined significantly, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices began to recover over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel by year end. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $60 per barrel in January 2018. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector. The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity position.

A primary cause of our bankruptcy filing was that our operating cash flows had reached a level that could not maintain our operations and service our debt. In the months immediately following the beginning of the industry downturn in late 2014, we prioritized cash cost reductions by, among other measures, reducing office staff and mariners, reducing compensation to remaining staff and mariners, and stacking vessels, including eliminating crews for stacked vessels and deferring required drydocks. We were successful in significantly reducing our cost structure with operating costs dropping by over 65% from 2014 to 2017 and general and administrative costs decreasing by a third. However, our revenues declined in the same comparative period by 80%. In the bankruptcy, our focus was to reduce our debt and infuse additional capital. Significant achievements in the bankruptcy were the elimination of almost $450 million of long term debt (plus accrued interest), a complete restructuring of our bank financing and the inflow of $125 million in cash for new equity. We expect operating cash flows to continue to be marginal in the near term. Upon emerging from bankruptcy, we had $100 million in long term debt outstanding with the capacity to borrow an additional $25 million under our Revolving Credit Facility described below. See “Emergence from Bankruptcy – Exit Credit Facility.” At December 31, 2017, we had approximately $64.6 million in cash on hand, $23.3 million in borrowing capacity under our $25.0 million Revolving Credit Facility and an agreement governing our $100 million term loan and our $25 million revolving credit facility (discussed below) under which repayment provisions and some restrictive financial covenants do not become fully effective until 2020. Our future results will depend on our ability to maintain a low-cost structure and the level to which the industry recovers. We believe we have sufficient cash on hand plus borrowing capacity under our Revolving Credit Facility to supplement our operations to enable us to continue to fund our operations and to service our existing debt.

Due to the recent changes in tax law under the 2017 Tax Act, a one-time transition income inclusion was included in income as we transition to the new dividend-exemption system. As a result of the new tax legislation and lower effective tax rate now applied to the now mandatory deemed repatriation we were able to recognize a $1.5 million tax benefit due to the reduction of the deferred tax liability previously recognized through income tax expense. We have recorded a deemed repatriation income inclusion of $23.7 million based on accumulated post-1986 earnings of our foreign subsidiaries. We expect this inclusion to be completely offset with existing net operating loss carryforwards, thus resulting in no incremental cash taxes payable.

Cash and Working Capital

At December 31, 2017, our cash on hand totaled $64.6 million and net working capital was $71.0 million. The following table shows cash flows from operating, investing and financing activities:

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,	Year Ended December 31,
	2017	2017	2016	2015
		(in millions)
Net cash provided by (used in) operating activities	$(9.3)	$(63.8)	$(23.3)	$43.4
Net cash used in investing activities	(0.1)	(21.9)	(9.7)	(22.8)
Net cash provided by (used in) financing activities	(0.9)	151.1	20.2	(47.3)
Net increase (decrease) in cash and cash equivalents	$(10.3)	$65.4	$(12.8)	$(26.7)

Operating Activities

Net cash used in operating activities for the Successor period ended December 31, 2017 was $9.3 million. Net cash used in operating activities for the Predecessor period ended November 14, 2017 was $63.8 million. Net cash used in operating activities for the Predecessor year ended December 31, 2016 was $23.3 million, while net cash provided by operating activities for the Predecessor year ended December 31, 2015 was $43.4 million. The decreases were due primarily to lower revenue in 2017 and 2016.

Investing Activities

Net cash used in investing activities for the Successor period ended December 31, 2017 was $0.1 million. Net cash used in investing activities for the Predecessor period ended November 14, 2017 was $21.9 million. Net cash used in investing activities for the Predecessor years ended December 31, 2016 and 2015 was $9.7 million and $22.8 million, respectively. The cash used in investing activities during the combined 2017 period and the years ended December 31, 2016 and 2015 was primarily related to activity in our new build program.

Financing Activities

Net cash used by financing activities for the Successor period ended December 31, 2017 was $0.9 million, while net cash provided by financing activities for the Predecessor period ended November 14, 2017 was $151.1 million. Net cash provided by financing activities for the Predecessor year ended December 31, 2016 was $20.2 million compared to $47.3 million used in financing activities for the Predecessor year ended December 31, 2015. The increase in cash provided by financing activities during the combined 2017 periods was primarily due to proceeds from debt and rights offerings received in relation to our restructuring, partially offset by repayments of debt. The increase in cash provided by financing activities in 2016 was due to lower repayments of borrowings in 2016, offset by the repurchases of the Predecessor’s former 6.375% senior notes due 2022, or Senior Notes, and the incurrence of other financing costs related to the attempted debt and equity restructuring that we launched in the fourth quarter of 2016.

Emergence from Bankruptcy

On May 17, 2017, GulfMark Offshore, Inc. filed the Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court, and on October 4, 2017, the Bankruptcy Court entered the Confirmation Order approving the Plan. On the Effective Date, November 14, 2017, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case.

  Restructuring Support Agreement

On May 15, 2017, the Predecessor entered into a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 50% of the aggregate outstanding principal amount of the Predecessor’s senior notes, to support a restructuring on the terms of the Plan.  The RSA provided for, among other things, the Predecessor’s $125 million cash rights offering, or the Rights Offering.  Upon emergence from bankruptcy, we implemented the provisions of the RSA in accordance with the Plan on the Effective Date as follows:

○

Pursuant to the Rights Offering (subject to Jones Act limitations described below), eligible Noteholders purchased their pro rata share of 60% of the Common Stock of the Successor, or as applicable, Noteholder Warrants (as defined below), or the Successor Equity. The Rights Offering was backstopped by certain Noteholders for a 6.0% commitment premium that was paid with an additional 3.6% of the Successor Equity.

○	Each holder of the Predecessor’s senior notes received (subject to Jones Act limitations described below) its pro rata share of 35.65% of the Successor Equity.

○

The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. On the Effective Date, certain Noteholders who were eligible to receive Common Stock of the Successor pursuant to the Plan or the Rights Offering but who were non-U.S. holders received warrants to acquire Common Stock of the Successor at an exercise price of $.01 per share, or the Noteholder Warrants.

○

Outstanding Class A common stock of the Predecessor was cancelled and each holder of such Class A common stock received its pro rata share of (a) Common Stock representing in the aggregate 0.75% of the Successor Equity and (b) Equity Warrants with an exercise price of $100 per share for 7.5% of the equity of the Successor.

○

The Successor Equity purchased in the Rights Offering, issued to pay the backstop premium, issued in exchange for the Predecessor’s senior notes or in exchange for the Predecessor’s Class A common stock is subject to dilution by the Successor Equity issued or issuable under the proposed management incentive plan and upon exercise of the Equity Warrants.

○

The Predecessor repaid in full its debtor-in-possession financing. Holders of allowed claims arising under administrative expense claims, priority tax claims, other priority claims, and other secured claims of the Predecessor have received or will receive payment in full in cash. The Successor will continue to pay any general unsecured claims in the ordinary course of business.

Reorganization Items

Our consolidated statements of operations for the Successor period ended December 31, 2017 and the Predecessor period ended November 14, 2017 include reorganization items which reflect gains recognized on the settlement of liabilities subject to compromise and costs and other expenses associated with the bankruptcy proceedings, principally professional fees as well as the Fresh Start Accounting adjustments. Similar costs that were incurred during the pre-petition periods have been reported as pre-petition restructuring charges in our consolidated statements of operations.

The following table summarizes the components included in reorganization items, in our consolidation statements of operations for the periods presented (in thousands):

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,
	2017	2017
Gains on the settlement of liabilities subject to compromise	$-	$(342,969)
Fresh start accounting adjustments	-	633,970
Legal and professional fees and expenses	969	28,921
Total reduction in value of assets	$969	$319,922

Exit Credit Facility

On November 14, 2017, GulfMark Rederi AS, or Rederi, a subsidiary of GulfMark Offshore, Inc., entered into an agreement, or the Credit Facility Agreement, with DNB Bank ASA, New York Branch, as agent, DNB Capital LLC as revolving and swingline lender, and certain funds managed by Hayfin Capital Management LLP as term lenders, providing for two credit facilities: a senior secured revolving credit facility, or the Revolving Credit Facility, and a senior secured term loan facility, or the Term Loan Facility (or, together, the Facilities). The Revolving Credit Facility provides $25 million of borrowing capacity, including $12.5 million for swingline loans and $5.0 million for letters of credit. The Term Loan Facility provides a $100 million term loan, which was funded in full on the November 14, 2017. Borrowings under the Revolving Credit Facility may be denominated in U.S. Dollars, NOK, GBP and Euros. Both Facilities mature on November 14, 2022.

Borrowings under the Facilities accrue interest on U.S. Dollar borrowings at our option using either (i) the adjusted U.S. prime rate, or ABR, plus 5.25%, or (ii) the LIBOR Rate plus 6.25%. NOK loans substitute LIBOR with an adjusted Norwegian offered quotation rate for deposits in NOK and Euro loans substitute LIBOR with an adjusted euro interbank offered rate administered by the European Money Markets Institute.

Repayment of borrowings under the Facilities is guaranteed by GulfMark Offshore, Inc. and each of its significant subsidiaries (or, collectively, with Rederi, the Obligors), and is secured by a lien on 27 collateral vessels, or the Collateral Vessels, and substantially all other assets of the Obligors.

Commitments under the Revolving Credit Facility will be reduced beginning on November 14, 2020 in semiannual increments of approximately $3.1 million until maturity. The Term Loan Facility is payable in semiannual installments beginning on November 14, 2020 and based on a five-year level principal payment schedule, payable semiannually.

Term Loan Facility prepayments prior to November 14, 2019 are subject to a make-whole premium based on the present value of interest otherwise payable from the prepayment date forward. Prepayments on or after November 14, 2019 and prior to November 14, 2020 are subject to a 2% premium. Mandatory prepayments, other than those triggered by a casualty event, are subject to prepayment premiums. Mandatory prepayments are required upon the occurrence of certain events including, but not limited to, a change of control or the sale or total loss of a Collateral Vessel. Prepayments of the Revolving Credit Facility are not materially restricted or penalized.

The Credit Facility Agreement was evaluated for embedded derivatives that must be bifurcated and separately accounted for as freestanding derivatives. The Term Loan Facility and Revolving Credit Facility are not derivatives and are not measured at fair value. Therefore, the nature of any embedded features must be analyzed to determine whether each feature requires bifurcation by both (1) meeting the definition of a derivative and (2) not being considered clearly and closely related to the host contract. We have identified three features in the Credit Facility Agreement that are considered embedded derivatives. There is a contingent interest feature related to default interest, a breakage costs potential not related to prepayments, and certain potential contingent payments related to increased costs caused by changes in law. We determined that the value of these features are de minimis at the inception of the agreement and that we do not foresee events that would require a value adjustment in our consolidated financial statements. We will continue to assess the likelihood of triggering events and to the extent they are determined to be material, these features will be bifurcated from the debt instrument and subsequently marked to fair value through earnings.

The Credit Facility Agreement contains financial covenants that require that we maintain: (i) minimum liquidity of $30.0 million, including $15.0 million in cash, (ii) a leverage ratio (total debt to 12 months EBITDA) of not more than 5.0 to 1.0, tested quarterly beginning December 31, 2020, (iii) a total debt to capital ratio, tested quarterly, not to exceed 0.45 to 1.0, and (iv) a collateral to commitment coverage ratio of at least 2.50 to 1.0. The Credit Facility Agreement contains a number of restrictions that limit our ability to, among other things, sell Collateral Vessels, borrow money, make investments, incur additional liens on assets, buy or sell assets, merge, or pay dividends and contain a number of potential events of default related to our business, financial condition and vessel operations. Collateral Vessel operations are also subject to a variety of restrictive provisions. Proceeds from borrowings under the Credit Facility Agreement may not be used to acquire vessels or finance business acquisitions generally. At December 31, 2017, we were in compliance with all of the financial covenants under the Credit Facility Agreement.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in millions).

	Payments Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	Thereafter
Repayment of Long-Term Debt	$100.0	$-	$-	$100.0	$-
Interest Payments	41.8	8.6	17.2	16.0	-
Non-Cancelable Operating Leases	9.4	1.2	2.1	2.0	4.1
Other	2.2	1.1	1.1	-	-
Total	$153.4	$10.9	$20.4	$118.0	$4.1

Other Commitments

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. We had $3.2 million in letters of credit outstanding at December 31, 2017. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment is minimal and expect no material cash outlays to occur from these instruments.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore, we are exposed to currency fluctuations and exchange rate risks. Charters for vessels in our North Sea fleet are primarily denominated in GBP, with a portion denominated in NOK or Euros. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder payable in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. The North Sea fleet generated 58% of our total consolidated revenue for the combined Successor and Predecessor periods in 2017.

In 2017, the exchange rates of GBP, NOK, Euro, BRL and SGD against the U.S.  Dollar ranged as follows:

	High	Low	Year Average
$1 US=GBP	0.831	0.736	0.777
$1 US=NOK	8.682	7.730	8.255
$1 US=Euro	0.960	0.831	0.886
$1 US=BRL	3.370	3.057	3.191
$1 US=SGD	1.452	1.337	1.381

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

Reflected in the accompanying consolidated balance sheet at December 31, 2017, is a $3.0 million gain in accumulated other comprehensive income relating to the change in exchange rates at December 31, 2017 in comparison to the exchange rate at the date of our emergence from bankruptcy. Changes in the accumulated other comprehensive income are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

New Accounting Pronouncements

Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies – New Accounting Pronouncements” to our Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data-.”

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information included in this Item 7A is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Cautionary Note Regarding Forward-Looking Statements.”

Financial Instruments

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At December 31, 2017, we had no outstanding derivative contracts. Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies—Fair Value of Financial Instruments” to our Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information on financial instruments.

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

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. Dollars, which exposes us to foreign currency exchange rate risk. At various times we may utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Currency Fluctuations and Inflation.” Other than trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency exchange rates.

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

Net foreign currency losses, including derivative activity, for the combined Predecessor and Successor 2017 periods and the Predecessor years ended December 31, 2016 and 2015 were $0.4 million, $2.4 million and $1.1 million, respectively.

Interest Rate Risk

We are subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed and variable rate debt obligations at December 31, 2017 (Successor) and at December 31, 2016 (Predecessor) that are sensitive to changes in interest rates. The floating portion of our variable rate debt is based on the adjusted U.S. prime rate, LIBOR and certain market rates related to the NOK and the Euro, depending on which currency we designate to borrow funds.

The following table shows our debt principal obligations as of December 31, 2017 for the Successor and December 31, 2016 for the Predecessor and the related interest rate exposure:

December 31, 2017 (Successor)	2018	2019	2020	2021	2022	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Term Loan	$100,000	$100,000	$100,000	$100,000	$100,000	$100,000
Average interest rate	7.824%	7.824%	7.824%	7.824%	7.824%	7.824%

December 31, 2016 (Predecessor)	2017	2018	2019	2020	2021	Thereafter
	(Dollar amounts in thousands)
Long-term Debt:
Senior Notes (fixed rate)	$429,640	$429,640	$429,640	$429,640	$429,640	$429,640
Average interest rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%

Variable rate-Multicurrency Facility Agreement	$49,000	$49,000	$49,000	$-	$-	$-
Average interest rate	4.62%	4.62%	4.62%	0.00%	0.00%	0.00%

Variable rate-Norwegian Facility Agreement	$11,157	$11,157	$11,157	$-	$-	$-
Average interest rate	4.59%	4.59%	4.59%	0.00%	0.00%	0.00%

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GulfMark Offshore, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GulfMark Offshore, Inc. and consolidated subsidiaries (the Company) as of December 31, 2017 (Successor) and 2016 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods of November 15, 2017 to December 31, 2017 (Successor), January 1, 2017 to November 14, 2017 (Predecessor), and for the years ended December 31, 2016 and 2015 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 (Successor) and 2016 (Predecessor), and the results of its operations and its cash flows for the periods of November 15, 2017 to December 31, 2017 (Successor), January 1, 2017 to November 14, 2017 (Predecessor) and for the years ended December 31, 2016 and 2015 (Predecessor), in conformity with U.S. generally accepted accounting principles.

New Basis of Presentation

As discussed in Note 1 to the consolidated financial statements, on October 4, 2017, the United States Bankruptcy Court in the District of Delaware entered an order confirming the Company’s plan for reorganization under Chapter 11 of the Bankruptcy Code, which became effective on November 14, 2017. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 2.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2011.

/s/ KPMG LLP

Houston, Texas

April 2, 2018

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Successor	Predecessor
	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$64,613	$8,822
Trade accounts receivable, net of allowance for doubtful accounts of $3,470 and $2,482, respectively	20,378	22,043
Other accounts receivable	7,471	7,650
Inventory	1,323	7,465
Prepaid expenses	4,319	3,799
Other current assets	5,416	1,813
Total current assets	103,520	51,592
Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation and amortization of $4,392 and $468,817, respectively	363,845	970,522
Construction in progress	283	24,698
Deferred costs and other assets	4,307	5,713
Total assets	$471,955	$1,052,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$483,326
Accounts payable	12,770	11,666
Income and other taxes payable	1,540	3,678
Accrued personnel costs	5,040	9,109
Accrued interest expense	451	8,163
Accrued restructuring charges	7,458	-
Accrued professional fees	1,825	5,791
Other accrued liabilities	3,406	3,514
Total current liabilities	32,490	525,247
Long-term debt	92,365	-
Long-term income taxes:
Deferred income tax liabilities	2,992	56,716
Other income taxes payable	18,374	17,768
Other liabilities	1,244	3,173
Stockholders' equity:
Successor:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 25,000 shares authorized; 7,043 shares issued and 7,042 outstanding	70	-
Additional paid-in capital	317,932	-
Retained earnings	3,511	-
Accumulated other comprehensive income	2,977	-
Treasury stock	(70)	-
Deferred compensation	70	-
Predecessor:
Preferred stock, $0.01 par value; 2,000 shares authorized; no shares issued	-	-
Class A Common stock, $0.01 par value; 60,000 shares authorized; 29,104 shares issued and 27,122 outstanding; Class B Common Stock $.01 par value; 60,000 shares authorized; no shares issued	-	278
Additional paid-in capital	-	411,983
Retained earnings	-	241,207
Accumulated other comprehensive loss	-	(148,402)
Treasury stock, at cost	-	(64,580)
Deferred compensation	-	9,135
Total stockholders' equity	324,490	449,621
Total liabilities and stockholders' equity	$471,955	$1,052,525

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor	Predecessor
	Period from November 15, 2017 Through	Period from January 1, 2017 Through	Year Ended December 31,
	December 31, 2017	November 14, 2017	2016	2015

Revenue	$13,593	$88,229	$123,719	$274,806
Costs and expenses:
Direct operating expenses	9,859	69,821	83,165	169,837
Drydock expenses	-	5,432	4,662	15,387
General and administrative expenses	3,407	32,369	37,663	47,280
Pre-petition restructuring charges	1	17,861	-	-
Depreciation and amortization	4,425	47,721	58,182	72,591
Impairment charges	-	-	162,808	152,103
Loss on sale of assets and other	-	5,207	8,564	1,160
Total costs and expenses	17,692	178,411	355,044	458,358
Operating loss	(4,099)	(90,182)	(231,325)	(183,552)
Other income (expense):
Interest expense	(1,343)	(28,815)	(33,486)	(36,946)
Interest income	57	26	133	260
Gain on extinguishment of debt	-	-	35,912	458
Reorganization items	(969)	(319,922)	-	-
Other financing costs	-	-	(11,287)	-
Foreign currency loss and other	(439)	(270)	(2,384)	(1,088)
Total other expense	(2,694)	(348,981)	(11,112)	(37,316)
Loss before income taxes	(6,793)	(439,163)	(242,437)	(220,868)
Income tax benefit	10,304	38,244	39,458	5,633
Net income (loss)	$3,511	$(400,919)	$(202,979)	$(215,235)
Earnings (loss) per share:
Basic	$0.35	$(15.47)	$(8.09)	$(8.70)
Diluted	$0.35	$(15.47)	$(8.09)	$(8.70)
Weighted average shares outstanding:
Basic	9,998	25,917	25,094	24,729
Diluted	9,998	25,917	25,094	24,729

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor
	Period from November 15 Through December 31,	Period from January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016	2015
		(In thousands)
Net income (loss)	$3,511	$(400,919)	$(202,979)	$(215,235)
Comprehensive income:
Foreign currency and other gain (loss)	2,977	29,301	(52,168)	(65,569)
Total comprehensive income (loss)	$6,488	$(371,618)	$(255,147)	$(280,804)

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common			Accumulated
	Stock at	Additional		Other	Treasury Stock		Deferred	Total
	$0.01 Par	Paid-in	Retained	Comprehensive		Share	Compen-	Stockholders'
	Value	Capital	Earnings	Income (loss)	Shares	Value	sation	Equity

Predecessor
Balance at December 31, 2014	$271	$410,641	$659,403	$(30,665)	(2,484)	$(78,441)	$7,544	$968,753
Net loss	-	-	(215,235)	-	-	-	-	(215,235)
Issuance of common stock	3	9,890	-	-	-	-	-	9,893
Deferred compensation plan	-	(3,242)	-	-	(104)	(1,176)	1,176	(3,242)
Treasury stock activity (net)	-	-	-	-	45	3,695	-	3,695
Forfeiture of dividends	-	-	13	-	-	-	-	13
Translation adjustment	-	-	-	(65,569)	-	-	-	(65,569)
Balance at December 31, 2015	274	417,289	444,181	(96,234)	(2,543)	(75,922)	8,720	698,308
Net loss	-	-	(202,979)	-	-	-	-	(202,979)
Issuance of common stock	4	6,265	-	-	-	-	-	6,269
Deferred compensation plan	-	(11,571)	-	-	(263)	(415)	415	(11,571)
Treasury stock activity (net)	-	-	-	-	220	11,757	-	11,757
Dividends paid	-	-	5	-	-	-	-	5
Translation adjustment	-	-	-	(52,168)	-	-	-	(52,168)
Balance at December 31, 2016	278	411,983	241,207	(148,402)	(2,586)	(64,580)	9,135	449,621
Net loss	-	-	(400,919)	-	-	-	-	(400,919)
Issuance of common stock	18	3,718	-	-	-	-	-	3,736
Deferred compensation plan	-	(29,685)	-	-	(945)	(193)	193	(29,685)
Treasury stock activity (net)	-	-	-	-	842	29,892	-	29,892
Stock compensation tax adjustment	-	-	5,931	-	-	-	-	5,931
Translation adjustment	-	-	-	29,301	-	-	-	29,301
Balance at November 14, 2017 (Predecessor)	296	386,016	(153,781)	(119,101)	(2,689)	(34,881)	9,328	87,877
Cancellation of Predecessor equity	(296)	(386,016)	153,781	119,101	2,689	34,881	(9,328)	(87,877)
Balance at November 14, 2017 (Predecessor)	$-	$-	$-	$-	-	$-	$-	$-

Successor
Issuance of Successor common stock-
Rights offering	$43	$124,936	$-	$-	-	$-	$-	$124,979
Backstop commitment premium	4	7,496	-	-	-	-	-	7,500
Exchange of claims	23	185,500	-	-	-	-	-	185,523
Net income	-	-	3,511	-	-	-	-	3,511
Deferred compensation plan	-	-	-	-	(2)	(70)	70	-
Translation adjustment	-	-	-	2,977	-	-	-	2,977
Balance at December 31, 2017	$70	$317,932	$3,511	$2,977	(2)	$(70)	$70	$324,490

The accompanying notes are an integral part of these consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from November 15 to December 31,	Period from January 1, 2017 to November 14,	Year Ended December 31,
	2017	2017	2016	2015
		(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,511	$(400,919)	$(202,979)	$(215,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,425	47,721	58,182	72,591
Amortization of deferred financing costs	275	10,314	3,254	2,394
Amortization of stock-based compensation	-	2,805	5,209	6,735
Provision for doubtful accounts receivable, net of write offs	-	879	1,801	(862)
Deferred income tax provision (benefit)	(9,658)	66,004	(38,456)	(3,784)
Loss on sale of assets	-	5,207	8,564	1,160
Impairment charges	-	-	162,808	152,103
Gain on extinguishment of debt	-	-	(35,912)	(458)
Other financing costs	-	-	5,988	-
Foreign currency (gain) loss	392	(428)	1,025	(160)
Reorganization items, net	-	188,286	-	-
Change in operating assets and liabilities —
Accounts receivable	(1,275)	3,205	15,144	47,317
Prepaids and other	714	(3,229)	1,677	214
Accounts payable	424	238	(593)	(8,602)
Other accrued liabilities and other	(8,064)	16,099	(9,051)	(10,056)
Net cash (used in) provided by operating activities	(9,256)	(63,818)	(23,339)	43,357
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(141)	(24,983)	(16,188)	(35,428)
Release of deposits held in escrow	-	-	-	3,683
Proceeds from disposition of vessels, equipment and other fixed assets	-	3,065	6,529	8,910
Net cash used in investing activities	(141)	(21,918)	(9,659)	(22,835)
Cash flows from financing activities:
Proceeds from debt, net of direct financing cost	-	227,443	-	-
Repayments of debt	-	(187,637)	-	-
Rights offering proceeds	-	124,979	-	-
Repuchase of 6.375% senior notes	-	-	(33,448)	(542)
Repayment of revolving loan facility	-	-	(5,000)	(91,000)
Borrowings under revolving loan facility, net	-	-	65,194	47,000
Debt issuance costs	(862)	(9,398)	(971)	(3,566)
Other financing costs	-	(4,299)	(5,988)	-
Proceeds from issuance of stock	-	-	380	827
Net cash provided by (used in) financing activities	(862)	151,088	20,167	(47,281)
Effect of exchange rate changes on cash	(67)	765	(286)	(2,087)
Net increase (decrease) in cash and cash equivalents	(10,326)	66,117	(13,117)	(28,846)
Cash and cash equivalents at beginning of year	74,939	8,822	21,939	50,785
Cash and cash equivalents at end of year	$64,613	$74,939	$8,822	$21,939
Supplemental cash flow information:
Interest paid, net of interest capitalized	$1	$7,514	$30,820	$29,834
Income taxes paid, net	$-	$1,456	$2,124	$2,048

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

On May 17, 2017, GulfMark Offshore, Inc. filed a voluntary petition, or the Chapter 11 Case, under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On October 4, 2017, the Bankruptcy Court entered an order, or the Confirmation Order, approving the Amended Chapter 11 Plan of Reorganization, as confirmed, or the Plan. On November 14, 2017, or the Effective Date, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case. For a more detailed discussion of our bankruptcy proceedings and our emergence from bankruptcy, see Note 2.

On the Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or Fresh Start Accounting. Under Fresh Start Accounting, our balance sheet on the Effective Date reflects all of our assets and liabilities at their fair values. Our emergence and the adoption of Fresh Start Accounting resulted in a new reporting entity, or the Successor, for financial reporting purposes. To facilitate our discussion and analysis of our vessels, financial condition and results of operations herein, we refer to the reorganized company as the Successor for periods subsequent to November 14, 2017 and the Predecessor for periods prior to November 15, 2017. For a more detailed discussion, including the disclosure of our final Predecessor balance sheet as of November 14, 2017 and our beginning Successor balance sheet as of November 15, 2017, see Note 2.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The accompanying consolidated financial statements include significant estimates for allowance for doubtful accounts receivable, depreciable lives of vessels and equipment, income taxes and commitments and contingencies. While we believe current estimates are reasonable and appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

Our investments, consisting of U.S. Government securities and commercial paper with original maturities of up to three months, are included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows.

Vessels and Equipment

Vessels and equipment are stated at cost, net of accumulated depreciation, which is provided by the straight-line method over their estimated useful life. At the date of emergence from bankruptcy, we adopted new accounting policies to reflect our change in estimates related to useful lives of our vessels and estimated salvage value of our vessels. The Successor is depreciating the cost of our vessels over 20 years to an estimated salvage value of five percent of original cost. The Predecessor depreciated the cost of our vessels over 25 years to an estimated salvage value of 15 percent of original cost. Interest is capitalized in connection with the construction of vessels. The capitalized interest is included as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In the Successor 2017 period we did not capitalize any interest. In the Predecessor 2017 period we capitalized $0.1 million and in the Predecessor years ended December 31, 2016 and 2015 we capitalized $2.6 million and $5.0 million, respectively. Office equipment, furniture and fixtures, and vehicles are depreciated over two to five years.

We incur significant costs for each vessel every 30 months for scheduled drydocks which are required to maintain our vessels in class. At the date of emergence from bankruptcy, the Successor adopted an accounting policy whereby we capitalize drydock costs and amortize the expense over 30 months. The Predecessor expensed drydock costs as they were incurred.

Major renovation costs and modifications that extend the life or usefulness of the related assets are capitalized and depreciated over the assets’ estimated remaining useful lives. Maintenance and repair costs are expensed as incurred. Included in the consolidated statements of operations for the Successor 2017 period is $1.5 million of maintenance and repairs. In the Predecessor 2017 period and the Predecessor years ended December 31, 2016 and 2015, we recorded $9.0 million, $9.3 million and $19.3 million, respectively, of costs for maintenance and repairs.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of accounts receivable and payable (which are stated at carrying value which approximates fair value) and long-term debt. Periodically, we enter into forward derivative contracts to hedge our exposure to interest rate or foreign currency fluctuations. In the past, we have had open positions in such derivative contracts that are considered financial instruments for which we would disclose certain fair value information. As of December 31, 2017 for the Successor and December 31, 2016 for the Predecessor, there were no forward derivative open contracts.

Deferred Costs and Other Assets

Deferred costs and other assets consist primarily of deferred financing costs for revolving credit arrangements, deferred vessel mobilization costs and deferred drydock costs. Deferred financing costs are amortized over the expected term of the related debt. Should the debt for which a deferred financing cost has been recorded terminate by means of payment in full, tender offer or lender termination, the associated deferred financing costs would be immediately expensed.

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

Revenue Recognition

Revenue from charters for offshore marine services is recognized as performed based on contractual charter rates and when collectability is reasonably assured. Currently, charter terms range from as short as several days to as long as 5 years in duration. Management services revenue is recognized in the period in which the services are performed.

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

On December 22, 2017, the statute originally named the Tax Cuts and Jobs Act, or the 2017 Tax Act, was signed into law making significant changes to the Internal Revenue Code, or the Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017 as well as a one-time transition tax related to the U.S. taxation of foreign earnings and profits that had not been previously taxed in the U.S. We have estimated our provision for income taxes in accordance with the 2017 Tax Act guidance available as of the date of this report and as a result have recorded $15.2 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we have determined that the $15.2 million of the deferred tax benefit recorded in connection with the one-time transition tax on foreign earnings and profits and the remeasurement of certain deferred tax assets and liabilities are provisional amounts and represent a reasonable estimate at December 31, 2017. Any subsequent adjustment to these amounts will be recorded to income tax expense in the quarter of 2018 when the analysis is complete.

In addition, we also account for uncertainty in income taxes by utilizing a more likely than not, or greater than 50% probability, minimum recognition threshold for measurement of a tax position taken or expected to be taken in a tax return that would be sustained upon examination by the relevant tax authorities. We recognize penalties and/or interest related to uncertain tax benefits as a component of income tax expense. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and /or benefits, which may be adjusted periodically and may be resolved differently than we anticipate. See Note 7.

Foreign Currency Translation

The local currencies of the majority of our foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operations. Assets and liabilities of our foreign affiliates are translated at year-end exchange rates, while revenue and expenses are translated at average rates for the period. As a result, amounts related to changes in assets and liabilities reported in the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. We consider most intercompany loans to be long-term investments; accordingly, the related translation gains and losses are reported as a component of stockholders’ equity. Transaction gains and losses are reported directly in the consolidated statements of operations. In the Successor 2017 period, the Predecessor 2017 period and during the Predecessor years ended December 31, 2016 and 2015 we reported net foreign currency losses in the amounts of $0.1 million, $0.3 million, $2.4 million and $1.1 million, respectively.

Concentration of Credit Risk

We extend credit to various companies in the energy industry that may be affected by changes in economic or other external conditions. Our policy is to manage our exposure to credit risk through credit approvals and limits. Our trade accounts receivable are aged based on contractual payment terms and an allowance for doubtful accounts is established in accordance with our written corporate policy. The age of the trade accounts receivable, customer collection history and management’s judgment as to the customer’s ability to pay are considered in determining whether an allowance is necessary. For the Successor period ended December 31, 2017, there were no significant write-offs or increases in our allowance for doubtful accounts and no customer accounted for 10% or more of the Successor’s total consolidated revenue. For the Predecessor period ended November 14, 2017, the Predecessor reserved $1.0 million related to Southeast Asia and Americas customers and had revenue from one customer in the Americas which accounted for 10% or more of total consolidated revenue, totaling $9.0 million or 10.2% of total consolidated revenue. In 2016, the Predecessor reserved $1.8 million related to three Southeast Asia customers. For the year ended December 31, 2016, no customer accounted for 10% or more of the Predecessor’s total consolidated revenue. For the year ended December 31, 2015, the Predecessor had revenue from one customer in the North Sea and one customer in the Americas which each accounted for 10% or more of total consolidated revenue, totaling $32.4 million and $31.9 million, respectively, or 23.5% of total consolidated revenue.

Stock-Based Compensation

The Predecessor had share-based compensation plans covering officers and other employees as well as the Predecessor Board of Directors. Stock-based grants made under the Predecessor’s stock plans were recorded at fair value on the date of the grant and the cost was recognized ratably over the vesting period for the restricted stock and the stock options. The fair value of stock option awards was determined using the Black-Scholes option-pricing model. Restricted stock awards were valued using the market price of the Predecessor’s Class A common stock on the grant date. Our stock-based compensation plans are more fully described in Note 9.

Our employee stock purchase plan would be considered compensatory whereby it allowed all of our U.S. employees and employees of participating subsidiaries to acquire shares of the Predecessor’s Class A common stock at 85% of the fair market value of the Class A common stock under a qualified plan as defined by Section 423 of the Code. The employee stock purchase plan was terminated in the first quarter of 2017.

Warrants

We account for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  The warrants to acquire shares of Successor common stock at an exercise price of $.01 per share, or the Noteholder Warrants, and the warrants to acquire shares of Successor common stock at an exercise price of $100.00 per share, or the Equity Warrants, both qualify for the scope exception in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, No. 815, “Derivatives and Hedging,” for derivative accounting and therefore qualify for classification as equity.  The equity scope exception is subject to review in each subsequent reporting period.

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the treasury stock method for common stock equivalents. The Successor issued Noteholder Warrants to purchase common stock to certain of holders of the Predecessor’s long-term debt in the emergence from bankruptcy. The Noteholder Warrants have an exercise price of $.01 per share and are immediately exercisable. As a result, the Noteholder Warrants are considered to be outstanding shares of common stock and are included in the denominator of both basic and diluted EPS.  The Equity Warrants issued to the Predecessor’s stockholders are not participating securities and do not impact basic EPS prior to exercise.

Reclassifications

Certain reclassifications of previously reported information have been made to conform to the current year presentation.

New Accounting Pronouncements

In May 2014, the FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the new standard is that a company will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for these goods or services. We have determined that the adoption of this standard will not have a material effect on our financial condition, results of operations, or cash flows. We are adopting this standard effective January 1, 2018 using the retrospective option with practical expedients.

In February 2016, the FASB issued ASU 2016-02, “Leases” to increase transparency and comparability among organizations by recognizing all leases on the balance sheet and disclosing key information about leasing arrangements. The main difference between current accounting standards and ASU 2016-02 is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current accounting standards. While we are continuing to assess all potential impacts of these standards, we expect the measurement and recording of our revenues related to the offshore marine support and transportation services to remain substantially unchanged. However, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and may vary in some instances. The new standard is effective for fiscal years beginning after December 15, 2018. We intend to adopt the new lease standard on January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments.” The objective of the new standard is to eliminate diversity in practice related to the classification of certain cash receipts and payments by adding or clarifying guidance on eight classification issues related to the statement of cash flows. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The standard should be applied retrospectively to all periods presented. The adoption of this standard will not have a material effect on our financial condition or results of operations. We are adopting this standard effective January 1, 2018.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires recognition of tax consequences in the period in which a transfer takes place, with the exception of inventory transfers. There will be an immediate effect on earnings if the tax rates in the tax jurisdictions of the selling entity and buying entity are different. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard will not have a material effect on our financial condition or results of operations. We are adopting this standard effective January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash”.  The ASU is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows and requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017.  The adoption of this standard will not have a material effect on our financial condition or results of operations.   We are adopting this standard January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective in annual periods beginning after December 15, 2017. The adoption of this standard will not have a material effect on our financial condition or results of operations. We are adopting this standard effective January 1, 2018.

(2) EMERGENCE FROM BANKRUPTCY PROCEEDINGS AND FRESH START ACCOUNTING

On May 17, 2017, GulfMark Offshore, Inc. filed the Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court, and on October 4, 2017, the Bankruptcy Court entered the Confirmation Order approving the Plan. On the Effective Date, November 14, 2017, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case.

Restructuring Support Agreement

On May 15, 2017, the Predecessor entered into a restructuring support agreement, or the RSA, with holders, or the Noteholders, of approximately 50% of the aggregate outstanding principal amount of the Predecessor’s senior notes, to support a restructuring on the terms of the Plan. The RSA provided for, among other things, the Predecessor’s $125 million cash rights offering, or the Rights Offering. Upon emergence from bankruptcy, we implemented the provisions of the RSA in accordance with the Plan on the Effective Date as follows:

•

Pursuant to the Rights Offering (subject to Jones Act limitations described below), eligible Noteholders purchased their pro rata share of 60% of the common stock of the Successor, or as applicable, Noteholder Warrants, or the Successor Equity. The Rights Offering was backstopped by certain Noteholders for a 6.0% commitment premium that was paid with an additional 3.6% of the Successor Equity. The participants in the Rights Offering received 4,340,733 shares of common stock and 1,659,269 Noteholder Warrants. In addition, the Noteholders that agreed to backstop the Rights Offering received 360,000 shares of common stock.

•

Each holder of the Predecessor’s senior notes received (subject to Jones Act limitations described below) its pro rata share of 35.65% of the Successor Equity, or 2,267,408 shares of common stock and 1,297,590 Noteholder Warrants.

•

The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. On the Effective Date, certain Noteholders who were eligible to receive common stock of the Successor pursuant to the Plan or the Rights Offering but who were non-U.S. holders received Noteholder Warrants to acquire common stock of the Successor at an exercise price of $.01 per share.

•

Outstanding Class A common stock of the Predecessor was cancelled and each holder of such Class A common stock received its pro rata share of (a) common stock representing in the aggregate 0.75% of the Successor Equity, or 75,000 shares, and (b) Equity Warrants with an exercise price of $100 per share for 7.5% of the equity of the Successor, or 810,811 Equity Warrants.

•

The Successor Equity purchased in the Rights Offering, issued to pay the backstop premium, issued in exchange for the Predecessor’s senior notes or in exchange for Predecessor’s Class A common stock is subject to dilution by the Successor Equity issued or issuable under the proposed management incentive plan and upon exercise of the Equity Warrants.

•

The Predecessor repaid in full its debtor-in-possession financing. Holders of allowed claims arising under administrative expense claims, priority claims and other secured claims of the Predecessor have received or will receive payment in full in cash. The Successor will continue to pay any general unsecured claims in the ordinary course of business.

Fresh Start Accounting

We adopted Fresh Start Accounting on the Effective Date in connection with our emergence from bankruptcy. Upon emergence from the Chapter 11 Case, we qualified for and adopted Fresh Start Accounting in accordance with the provisions set forth in FASB ASC No. 852, “Reorganizations” as (i) holders of existing shares of the Predecessor immediately before the Effective Date received less than 50 percent of the voting shares of the Successor entity and (ii) the reorganization value of the Successor was less than its post-petition liabilities and estimated allowed claims immediately before the Effective Date. Under Fresh Start Accounting, our balance sheet on the date of emergence reflects all of our assets and liabilities at their fair values. Our emergence and the adoption of Fresh Start Accounting resulted in a new reporting entity, or the Successor, for financial reporting purposes. To facilitate our discussion and analysis of our vessels, financial condition and results of operations herein, we refer to the reorganized company as the Successor for periods subsequent to November 14, 2017 and the Predecessor for periods prior to November 15, 2017. In addition, we adopted new accounting policies related to drydock expenditures and depreciation of our long-lived assets. See Note 1. As a result, our consolidated financial statements and the accompanying notes thereto after November 14, 2017 are not comparable to our consolidated financial statements and the accompanying notes thereto prior to November 15, 2017. Our presentations herein include a “black line” division to delineate and reinforce this lack of comparability. The effects of the Plan and the application of Fresh Start Accounting were reflected in the consolidated balance sheet as of November 14, 2017, and the related adjustments thereto were recorded in the consolidated statement of operations for the Predecessor period ended November 14, 2017.

Reorganization Value

As part of Fresh Start Accounting, we were required to determine the Reorganization Value of the Successor upon emergence from the Chapter 11 Case. Reorganization value represents the fair value of the Successor’s total assets prior to the consideration of liabilities and is intended to approximate the amount a willing buyer would pay for our assets immediately after a restructuring. The reorganization value, which was derived from the Successor’s enterprise value, was allocated to our individual assets based on their estimated fair values (except for deferred income taxes) in accordance with FASB ASC No. 805, “Business Combinations.” The amount of deferred income taxes recorded was determined in accordance with FASB ASC No. 740, “Income Taxes.”

Enterprise value represents the estimated fair value of our long-term debt and shareholders’ equity. The Successor’s enterprise value, as approved by the Bankruptcy Court in support of the Plan, was estimated to be within a range of $300 million to $400 million. Based on the estimates and assumptions utilized in our Fresh Start Accounting process, we estimated the Successor’s enterprise value to be approximately $336 million. Fair values are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.

The following table reconciles the enterprise value to the estimated fair value of our Successor common stock as of the Effective Date (in thousands, except shares outstanding):

Enterprise value	$335,862
Plus: Cash and cash equivalents	74,939
Less: Fair value of debt	(92,799)
Less: Fair value of warrants	(88,228)
Fair value of Successor common stock	$229,774
Shares outstanding as of November 14, 2017	7,041,521

The following table reconciles the enterprise value to the reorganization value of the Successor’s assets as of the Effective Date (in thousands):

Enterprise value	$335,862
Plus: Cash and cash equivalents	74,939
Plus: Current liabilities	36,138
Plus: Non-current liabilities excluding long-term debt	35,075
Reorganization value	$482,014

Reorganization Items

Our consolidated statements of operations for the Successor period ended December 31, 2017 and the Predecessor period ended November 14, 2017 include reorganization items which reflect gains recognized on the settlement of liabilities subject to compromise and costs and other expenses associated with the bankruptcy proceedings, principally professional fees as well as the Fresh Start Accounting adjustments. Similar costs that were incurred during the pre-petition periods have been reported as pre-petition restructuring charges in our consolidated statements of operations.

The following table summarizes the components included in reorganization items, in our consolidation statements of operations for the periods presented (in thousands):

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,
	2017	2017
Gains on the settlement of liabilities subject to compromise	$-	$(342,969)
Fresh start accounting adjustments	-	633,970
Legal and professional fees and expenses	969	28,921
Total reduction in value of assets	$969	$319,922

Valuation Process

The fair values of the Successor’s assets were determined with the assistance of a third-party valuation expert. The reorganization value was allocated to our individual assets and liabilities based on their estimated fair values. Our principal assets are our platform supply vessels. For purposes of estimating the fair value of our vessels we used a combination of the discounted cash flow method (income approach) that we discounted at rates ranging between 18% to 29%, the guideline public company method (market approach) and the cost approach. The income approach was utilized to estimate the fair value of vessels that generated positive returns on projected cash flows over the remaining economic useful life of the vessels. The market approach was used to estimate the fair value of vessels with projected cash flow losses. The fair value of our other personal property was determined utilizing cost approach adjusted, as needed, for asset type, age, physical deterioration and obsolescence.

The spare parts inventory were valued primarily using a combination of either (i) a cost approach that incorporated depreciation and obsolescence to the extent applicable on an asset-by-asset basis or (ii) market data for comparable assets to the extent that such information was available.

The remaining reorganization value is attributable to cash and cash equivalents and working capital assets including accounts receivable and prepaids. Accounts receivable were subjected to analysis on an individual basis and reserved to the extent appropriate. The remaining assets approximate their fair values on the Effective Date.

Liabilities on the Effective Date include borrowings under our Term Loan Facility, working capital liabilities, long-term deferred income tax, other long-term income taxes payable and other liabilities which are primarily multi-employer pension obligations. The fair value of borrowings under our Term Loan Facility was determined by reviewing the agreement governing the Term Loan Facility, analyzing the terms and comparing the interest rate to market rates. It was determined that the face value of the borrowings under our Term Loan Facility approximates fair value. See Note 5. Our working capital liabilities are obligations in the ordinary course of business and their carrying amounts approximate their fair values. The multi-employer pension obligations were valued at the present value of amounts expected to be paid. Other income taxes payable reflects amounts expected to be paid for income tax related penalties and interest as well as liabilities for uncertain tax positions.

The fair value of the Noteholder Warrants was determined utilizing the closing trading price of our common stock, subsequent to the Effective Date, less the $0.01 strike price. The fair value of the Equity Warrants was determined utilizing the Black Scholes Valuation model.

Although we believe the assumptions and estimates used to develop enterprise value and reorganization value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment.

Successor Balance Sheet

The following table reflects the reorganization and application of Fresh Start Accounting adjustments the Predecessor’s Consolidated Balance Sheet as of November 14, 2017:

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,900	$60,039	(1)			$74,939
Trade accounts receivable, net	18,722					18,722
Other accounts receivable	7,638					7,638
Inventory	7,489			(6,189)	(15)	1,300
Prepaid expenses	4,948	150	(2)			5,098
Restricted cash	3,460					3,460
Other current assets	1,880					1,880
Total current assets	59,037	60,189		(6,189)		113,037
Vessels, equipment, and other fixed assets, net	992,085			(626,429)	(15)	365,656
Construction in progress	1,166			(1,026)	(15)	140
Deferred costs and other assets	2,837	755	(3)	(411)	(15)	3,181
Total assets	$1,055,125	$60,944		$(634,055)		$482,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$118,066	$(118,066)	(4)			$-
Debtor in possession financing	29,000	(29,000)	(5)			-
Accounts payable	12,447	(196)	(6)			12,251
Income and other taxes payable	2,155					2,155
Accrued personnel costs	12,015	(5,126)	(7)			6,889
Accrued interest expense	1,503	(1,503)	(8)			-
Other accrued liabilities	4,255	10,588	(9)			14,843
Total current liabilities	179,441	(143,303)				36,138

Long-term debt		92,799	(10)			92,799
Long-term income taxes:
Deferred income tax liabilities	115,917			(102,239)	(15)	13,678
Other income taxes payable	18,489					18,489
Other liabilities	3,469			(561)	(15)	2,908
Total liabilities not subject to compromise	317,316	(50,504)		(102,800)		164,012
Liabilities subject to compromise	448,124	(448,124)	(11)			-
Stockholders' equity:
Common stock (Predecessor)	296	(296)	(12)			-
Additional paid-in capital (Predecessor)	386,016	(386,016)	(12)			-
Accumulated other comprehensive loss (Predecessor)	(119,101)	119,101	(12)			-
Treasury stock, at cost (Predecessor)	(34,881)	34,881	(12)			-
Deferred compensation expense (Predecessor)	9,328	(9,328)	(12)			-
Common stock (Successor)	-	70	(13)			70
Additional paid-in capital (Successor)	-	317,932	(13)			317,932
Retained earnings	48,027	483,228	(14)	(531,255)	(16)	-
Total stockholders' equity	289,685	559,572		(531,255)		318,002
Total liabilities and stockholders' equity	$1,055,125	$60,944		$(634,055)		$482,014

Reorganization adjustments

(1)	Represents the net cash payments that occurred on the Effective Date

Sources:
Proceeds from the Term Loan	$100,000
Proceeds from the Rights Offering	124,979
Total sources		$224,979
Uses:
Repayment of Multi Currency Facility Agreeement	$72,000
Accrued interest payable on Multi Currency Facility Agreement	958
Repayment of Norwegian Facility Agreement	45,817
Accrued interest payable on Norwegian Facility Agreement	502
Repayment of Debtor in Possession financing	29,000
Accrued interest payable on Debtor in Possession financing	187
Debt issuance costs on the Term Loan and Revolving Credit Facility	6,706
Professional and success fees paid on the Effective Date	4,394
Payment of certain allowed claims	5,376
Total uses		164,940
		$60,039

(2)	Represents the capitalization of annual administration fee attributable to the $25 million Revolving Credit Facility and the $100 million Term Loan
(3)	Represents capitalization of debt issuance costs attributable to the $25 million Revolving Credit Facility
(4)	Represents repayment of Multi Currency Facility Agreement and Norwegian Facility Agreement
(5)	Represents repayment of Debtor in Possession financing
(6)	Represents payment of allowed claims
(7)	Represents payments of cash obligations under deferred compensation arrangements
(8)	Represents payments of interest payable on the Multi Currency Facility Agreement, the Norwegian Facility Agreement and the Debtor in Possession financing
(9)	Represents accrual for the remaining unpaid administrative expense claims
(10)	Represents initial borrowings under the Term Loan of $100 million, less debt issuance costs of $7.2 million
(11)	Liabilities subject to compromise and gain on settlement of liabilities subject to compromise are as follows:

Senior Notes	$429,640
Accrued interest on the Senior Notes	18,484
Total liabilities subject to compromise	$448,124
Fair value of equity and warrants issued to Predecessor Noteholders	(105,155)
Gain on settlement of liabilities subject to compromise	$342,969

(12)	Represents the cancellation of the Predecessor common stock and related components of the Predecessor equity
(13)

Represents the issuance of Successor equity. The Successor issued approximately 7 million shares of new common stock including approximaely 6.9 million shares to the Predecessor Noteholders and 0.1 million shares to the holders of the Predecessor Stock. Also approximately 3 million Noteholder Warrants were issued upon emergence to the Predecessor Noteholders with an exercise price of $0.01 per share which were valued a $29.49 per share. Additionally, approximately 811,000 Equity Warrants were issued to the holders of Predecessor Stock with an exercise price of $100 per share. The value of each Equity Warrant was estimated at $1.27 per share

(14)	Represents the cumulative impact of the reorganization adjustments described above

Fresh Start Adjustments
(15)

Represents the Fresh Start Accounting valuation adjustments applied to our vessels and spare parts inventory of the Company, combined with the related tax effects resulting from reduction in the book basis of these assets

(16)	Represents the cumulative impact of the Fresh Start Accounting adjustments discussed above

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

Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2018. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in early 2016. Prices began to recover over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel by year end. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $60 per barrel in January 2018. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector. The decrease in day rates and utilization for offshore vessels has been significant. In addition, the independent appraisal firms have lowered the fair value estimates related to our vessels in each quarter since the fourth quarter of 2014. As a result of these factors, we have performed a number of reviews for impairment since the fourth quarter of 2014.

See the discussions below detailing our impairment analyses and processes for each of goodwill, long-lived assets, intangible assets, vessel components and assets held for sale. The components of reduction in value of assets are as follows (in thousands):

	Successor	Predecessor
	November 15 Through December 31,	January 1 Through November 14,	Year Ended December 31,
	2017	2017	2016	2015
Goodwill impairment	$-	$-	$-	$22,554
Long-lived assets impairment	-	-	160,222	115,489
Intangible asset impairment	-	-	-	13,695
Vessel component impairment	-	-	2,586	365
Total reduction in value of assets	$-	$-	$162,808	$152,103

Goodwill Impairment

We completed a qualitative analysis of goodwill of the Predecessor in 2015 and determined that further testing was necessary. Our goodwill impairment evaluation indicated that the carrying value of the North Sea segment exceeded its fair value so that goodwill was potentially impaired. We then performed the second step of the goodwill impairment test, which involved calculating the implied fair value of our goodwill by allocating the fair value of the North Sea segment to all of the assets and liabilities (other than goodwill) and comparing it to the carrying amount of goodwill. To estimate the fair value of the reporting unit we used a 50% weighting of the discounted cash flow method and a 50% weighting of the public company guideline method in determining fair value of the North Sea reporting unit.

We determined that the implied fair value of our goodwill for the North Sea segment was less than its carrying value and recorded a $22.6 million impairment of the North Sea segment’s goodwill. As a result of this impairment, we no longer have any goodwill.

Long-Lived Asset Impairment

In the Predecessor 2015 period, we recorded $129.2 million of impairment expense related to our long-lived assets in the U.S. Gulf of Mexico, which is a part of our Americas segment. The impairment consisted of $115.5 million related to our vessels and $13.7 million related to our intangible asset. As a result of this impairment, we no longer have an intangible asset.

In the Predecessor 2016 period, we recorded an aggregate of $160.2 million of impairment expense related to our long-lived assets. Impairment charges totaled $94.5 million for the U.S. Gulf of Mexico and $15.9 million for the non-U.S. Americas, both part of the Americas segment. We also recorded impairment in Southeast Asia totaling $49.8 million.

Vessel Component Impairment

   We have vessel components in our North Sea and Southeast Asia segments that we intend to sell. We recorded impairment based on third party appraisals of the North Sea components totaling $0.4 million in the Predecessor 2015 period. Based on third party valuations, we recorded impairment expense related to these assets totaling $2.6 million, consisting of $2.0 million in the North Sea and $0.6 million in Southeast Asia, in the Predecessor 2016 period.

(4) VESSEL ACQUISITIONS, DISPOSITIONS AND NEW-BUILD PROGRAM

During 2016, the Predecessor sold one older vessel from our North Sea region fleet and three vessels from our Southeast Asia fleet for combined proceeds of $6.5 million. The sales of these vessels generated a combined loss on sales of assets of $8.6 million. In March 2017, the Predecessor sold two fast supply vessels and recorded combined losses on sales of assets of $5.3 million.

At December 31, 2015, we had two vessels under construction in the U.S. that were significantly delayed. In March 2016, we resolved certain matters under dispute with the shipbuilder and reset the contract schedules so that we would take delivery of the first vessel in mid-2016 and the second vessel in mid-2017, at which time a final payment of $26.0 million would be due. We took delivery of the first of these vessels during the second quarter of 2016. Under the settlement, we could elect not to take delivery of the second vessel and forego the final payment, in which case the shipbuilder would retain the vessel. In May 2017, we elected not to take the vessel. We have no further purchase obligations under such contract.

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

Vessel Additions Since December 31, 2016
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Delivered

North Barents	N. Sea	LgPSV	2017	304	11,935	4,700	Jan-17

Vessels Disposed of Since December 31, 2016
Vessel	Region	Type(1)	Year Built	Length (feet)	BHP(2)	DWT(3)	Month Disposed

Mako	Americas	FSV	2008	181	7,200	552	Mar-17
Tiger	Americas	FSV	2009	181	7,200	552	Mar-17

(1) LgPSV - Large Platform Supply Vessel, SpV - Special Purpose Vessel, SmAHTS - Small Anchor Handling Vessel
(2)BHP - Brake Horsepower
(3)DWT - Deadweight Tons

(5) LONG-TERM DEBT

Our long-term debt at December 31, 2017 for the Successor, and December 31, 2016 for the Predecessor, consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Term Loan Facility	$100,000	$-
Revolving Credit Facility	-	-
Senior Notes Due 2022	-	429,640
Multicurrency Facility Agreement	-	49,000
Norwegian Facility Agreement	-	11,157
	100,000	489,797
Debt Premium	-	423
Debt Issuance Costs	(7,635)	(6,894)
Total	$92,365	$483,326

`

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2018	-
2019	-
2020	10,000
2021	20,000
2022	70,000
Thereafter	-
Total	$100,000

Credit Facility Agreement

On November 14, 2017, GulfMark Rederi AS, or Rederi, a subsidiary of GulfMark Offshore, Inc., entered into an agreement, or the Credit Facility Agreement, with DNB Bank ASA, New York Branch, as agent, DNB Capital LLC as revolving and swingline lender, and certain funds managed by Hayfin Capital Management LLP as term lenders, providing for two credit facilities: a senior secured revolving credit facility, or the Revolving Credit Facility, and a senior secured term loan facility, or the Term Loan Facility (or, together, the Facilities). The Revolving Credit Facility provides $25.0 million of borrowing capacity, including $12.5 million for swingline loans and $5.0 million for letter of credit. The Term Loan Facility provides a $100.0 million term loan, which was funded in full on the November 14, 2017. Borrowings under the Revolving Credit Facility may be denominated in U.S. Dollars, NOK, GBP and Euros. Both Facilities mature on November 14, 2022. At December 31, 2017, we had $23.3 million of unused borrowing capacity under the Revolving Credit Facility.

Our costs incurred to negotiate and close the Credit Facility Agreement totaled $9.6 million. These costs are deferred and amortized into interest expense in our consolidated statements of operations. We attributed $7.8 million, or 80%, of the debt issuance costs to the Term Loan Facility. These costs are amortized into interest expense using the effective interest method. The unamortized cost totaling $7.6 million at December 31, 2017, is presented in our consolidated balance sheets as an offset to our Term Loan Facility borrowing. We attributed $1.8 million, or 20%, of the debt issuance costs to the Revolving Credit Facility. These costs are amortized into interest expense using the straight-line method over the term of the agreement. The unamortized cost totaling $1.7 million at December 31, 2017, is presented in our consolidated balance sheets in deferred costs and other assets.

Borrowings under the Facilities accrue interest on U.S. Dollar borrowings at our option using either (i) the adjusted U.S. prime rate, or ABR, plus 5.25%, or (ii) the LIBOR Rate plus 6.25%. NOK loans substitute LIBOR with an adjusted Norwegian offered quotation rate for deposits in NOK and Euro loans substitute LIBOR with an adjusted euro interbank offered rate administered by the European Money Markets Institute.

At December 31, 2017, we had $100.0 million in borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. At December 31, 2017, we had $25.0 million of borrowing capacity under the Revolving Credit Facility. At December 31, 2017, our weighted average interest rate on borrowings under the Term Loan Facility was 7.8%.

Repayment of borrowings under the Facilities is guaranteed by GulfMark Offshore, Inc. and each of its significant subsidiaries (or, collectively, with Rederi, the Obligors), and are secured by a lien on 27 collateral vessels, or the Collateral Vessels, and substantially all other assets of the Obligors.

Commitments under the Revolving Credit Facility will be reduced beginning on November 14, 2020 in semiannual increments of approximately $3.1 million until maturity. The Term Loan Facility is payable in semiannual installments beginning on November 14, 2020 and based on a five-year level principal payment schedule, payable semiannually.

Term Loan Facility prepayments prior to November 14, 2019 are subject to a make-whole premium based on the present value of interest otherwise payable from the prepayment date forward. Prepayments on or after November 14, 2019 and prior to November 14, 2020 are subject to a 2% premium. Mandatory prepayments, other than those triggered by a casualty event, are subject to prepayment premiums. Mandatory prepayments are required upon the occurrence of certain events including, but not limited to, a change of control or the sale or total loss of a Collateral Vessel. Prepayments of the Revolving Credit Facility are not materially restricted or penalized.

The Credit Facility Agreement was evaluated for embedded derivatives that must be bifurcated and separately accounted for as freestanding derivatives. The nature of any embedded features must be analyzed to determine whether each feature requires bifurcation by both (1) meeting the definition of a derivative and (2) not being considered clearly and closely related to the host contract. We have identified three features in the Credit Facility Agreement that are considered embedded derivatives. There is a contingent interest feature related to default interest, a breakage costs potential not related to prepayments, and certain potential contingent payments related to increased costs caused by changes in law. We determined that the value of these features are de minimis at the inception of the agreement and that we do not foresee events that would require a value adjustment in our consolidated financial statements. We will continue to assess the likelihood of triggering events and to the extent they are determined to be material, these features will be bifurcated from the debt instrument and subsequently marked to fair value through earnings.

The Credit Facility Agreement contains financial covenants that require that we maintain: (i) minimum liquidity of $30.0 million, including $15.0 million in cash, (ii) a leverage ratio (total debt to 12 months EBITDA) of not more than 5.0 to 1.0, tested quarterly beginning December 31, 2020, (iii) a total debt to capital ratio, tested quarterly, not to exceed 0.45 to 1.0, and (iv) a collateral to commitment coverage ratio of at least 2.50 to 1.0. The Credit Facility Agreement contains a number of restrictions that limit our ability to, among other things, sell Collateral Vessels, borrow money, make investments, incur additional liens on assets, buy or sell assets, merge, or pay dividends and contain a number of potential events of default related to our business, financial condition and vessel operations. Collateral Vessel operations are also subject to a variety of restrictive provisions. Proceeds from borrowings under the Credit Facility Agreement may not be used to acquire vessels or finance business acquisitions generally. At December 31, 2017, we were in compliance with all of the financial covenants under the Credit Facility Agreement.

Predecessor’s Senior Notes Due 2022

In March and December 2012, the Predecessor issued $500.0 million aggregate principal amount of 6.375% senior notes due 2022, or the Senior Notes. In 2015 and 2016, the Predecessor repurchased in the open market $70.4 million face value of the Senior Notes, recording gains on extinguishment of debt totaling $35.9 million in 2016, leaving $429.6 million aggregate principal amount of the Senior Notes outstanding at December 31, 2016.

In conjunction with the Senior Notes offering, the Predecessor incurred a total of $12.7 million in debt issuance costs, of which $6.9 million remained unamortized at December 31, 2016. The Predecessor also sold the Senior Notes at a premium, of which $0.4 million remained unamortized at December 31, 2016. In the first quarter of 2017, based on negotiations that were underway with holders of the Predecessor’s Senior Notes, it became evident that the restructuring of our capital structure would not include a restructuring of the Senior Notes, and that the Senior Notes, as demand obligations, would not be repaid under the terms of the Senior Note indentures in the ordinary course of business. As a result, the Predecessor accelerated the amortization of the debt premium and debt issuance costs, recording additional interest expense of $6.3 million in the first quarter of 2017.

In accordance with the Plan and the RSA (see Note 2 for detailed discussion of the bankruptcy and emergence), upon emergence from bankruptcy each holder of the Predecessor’s Senior Notes received (subject to Jones Act limitations described herein) in exchange for its Senior Notes and accrued interest, its pro rata share of 35.65% of the Successor Equity. The Jones Act, which applies to companies that engage in coastwise trade, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by non-U.S. citizens be not more than 25% of its outstanding common stock. On the Effective Date, certain Noteholders who were eligible to receive common stock of the Successor pursuant to the Plan or the Rights Offering but who are non-U.S. holders received Noteholder Warrants to acquire common stock of the Successor at an exercise price of $.01 per share. In total, the Successor issued 2,267,408 shares of its common stock and 1,297,590 Noteholder Warrants to the Predecessor’s former Noteholders in exchange for 100% of the outstanding Senior Notes and accrued interest. The Predecessor recorded a $343.0 million gain on settlement of liabilities subject to compromise as a result of the exchange.

Predecessor’s Multicurrency Facility Agreement

The Predecessor was party to a senior secured, revolving multicurrency credit facility, or the Multicurrency Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of the Predecessor’s indirect wholly-owned subsidiaries, GulfMark Americas, Inc., as the Borrower, a group of financial institutions as the lenders and the Royal Bank of Scotland plc, as agent for the lenders, and the other parties thereto. The Multicurrency Facility Agreement had a scheduled maturity date of September 26, 2019 and, as amended, committed the lenders to provide revolving loans of up to $100.0 million at any one time outstanding, subject to certain terms and conditions set forth in the Multicurrency Facility Agreement, and contained a sublimit of $25.0 million for swingline loans and a sublimit of $5.0 million for the issuance of letters of credit. The Multicurrency Facility Agreement was secured by 24 vessels owned by the Borrower.

The Predecessor had unamortized fees paid to the arrangers, the agent and the security trustee totaling $2.5 million at December 31, 2016, which fees were amortized into interest cost on a straight-line basis over the term of the Multicurrency Facility Agreement. In the first quarter of 2017, based on negotiations that were underway with the lenders, it became evident that the restructuring of our capital structure would not include a restructuring of the Multicurrency Facility Agreement, and that the Multicurrency Facility Agreement, as a demand obligation, would not be repaid under the terms of the Multicurrency Facility Agreement in the ordinary course of business. As a result, the Predecessor accelerated the amortization of debt issuance costs, recording additional interest expense of $2.3 million in the first quarter of 2017.

On November 14, 2017, in conjunction with the emergence from bankruptcy, the Predecessor repaid all amounts outstanding under the Multicurrency Facility Agreement, including accrued interest, and terminated the agreement.

Predecessor’s Norwegian Facility Agreement

The Predecessor was party to a senior secured revolving credit facility, or the Norwegian Facility Agreement, among GulfMark Offshore, Inc., as guarantor, one of the Predecessor’s indirect wholly-owned subsidiaries, Rederi, as the borrower, which we refer to as the Norwegian Borrower, and DNB Bank ASA, a Norwegian bank, as lead arranger and lender, which we refer to as the Norwegian Lender. The Norwegian Facility Agreement had a scheduled maturity date of September 30, 2019 and committed the Norwegian Lender to provide loans of up to an aggregate principal amount of 600.0 million NOK (or approximately $73.1 million using the 2017 year end rate) at any one time outstanding, subject to certain terms and conditions. The Norwegian Facility Agreement was secured by seven vessels owned by our subsidiary GulfMark UK Ltd. and by five vessels of the Norwegian Borrower.

The Predecessor had unamortized fees paid to the arrangers, the agent and the security trustee totaling $1.2 million at December 31, 2016, which fees were amortized into interest cost on a straight-line basis over the term of the Norwegian Facility Agreement. In the first quarter of 2017, based on negotiations that were underway with the lenders, it became evident that the restructuring of our capital structure would not include a restructuring of the Norwegian Facility Agreement, and that the Norwegian Facility Agreement, as a demand obligation, would not be repaid under the terms of the Norwegian Facility Agreement in the ordinary course of business. As a result, the Predecessor accelerated the amortization of debt issuance costs, recording additional interest expense of $1.1 million in the first quarter of 2017.

On May 18, 2017, Rederi, as borrower, the other loan parties party thereto, the lenders and DNB Bank ASA, as arranger and agent, entered into an agreement that amended and restated the Norwegian Facility Agreement in order to provide funds to Rederi for purposes of making loans to GulfMark Offshore, Inc., as debtor, under the intercompany debtor-in-possession credit agreement among the debtor, as borrower, Rederi, as lender, and DNB Bank ASA, as issuing bank. Pursuant to the Norwegian Facility Agreement as so amended and restated, the Norwegian Lender agreed to make an additional $35.0 million senior secured term loan facility available to Rederi. To secure such term loan facility, Rederi, a wholly owned subsidiary of GulfMark Norge AS, or the Norwegian Parent, and GulfMark UK Ltd., or the UK Guarantor, a wholly owned subsidiary of GulfMark North Sea Limited, or the UK Parent, agreed to place mortgages in favor of the Norwegian Lender on certain additional, previously unencumbered vessels owned by Rederi and certain of our other subsidiaries. In addition, the UK Parent and the Norwegian Parent pledged their shares in the UK Guarantor and Rederi, respectively, to the Norwegian Lender.

On November 14, 2017, in conjunction with the emergence from bankruptcy, the Predecessor repaid all amounts outstanding under the Norwegian Facility Agreement, including amounts borrowed to support such intercompany debtor-in-possession credit agreement, including accrued interest, and terminated the agreement.

(7) INCOME TAXES

Emergence from Bankruptcy and Fresh Start Accounting

Under the Plan, the Predecessor’s pre-petition equity, bank related debt and certain other obligations were cancelled and extinguished. Absent an exception, a debtor recognizes cancellation of debt income, or CODI, upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. In accordance with Section 108 of the Code, the Predecessor excluded the amount of discharged indebtedness from taxable income since the Code provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain tax attributes by the amount of CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less than the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued, and (iii) the fair market value the of any other consideration, including equity, issued.

CODI from the discharge of indebtedness was $297.3 million. As a result of the CODI and in accordance with rules under the Code, we reduced our gross federal net operating loss, or NOL, carryforwards by $229.3 million. The Predecessor was able to retain $48.1 million of gross federal NOLs, $0.3 million of alternative minimum tax credit and $4.1 million of foreign tax credit carryforwards following the bankruptcy.

Pursuant to the Plan, on the Effective Date, the existing equity interests of the Predecessor were extinguished. New equity interests were issued to creditors in connection with the terms of the Plan, resulting in an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of NOLs and other tax attributes arising before the change that may be used to offset taxable income generated after the ownership change. The utilization of our remaining attributes will depend on several factors, including its future financial performance and certain tax elections. Specifically, utilization of NOLs will be governed by Section 382(l)(6), which will subject us to an overall annual limitation on its use of NOLs and foreign tax credits. This Section 382 limitation is not expected at this time to significantly impact our ability to realize these attributes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of existing deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the scheduled reversal of existing deferred tax liabilities relating to the U.S. based Vessels, management has concluded that a partial valuation allowance was appropriate as of December 31, 2017.

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to recognize a one-time transition income inclusion related to all earnings of certain foreign subsidiaries that were previously deferred from U.S. tax and will also create a new tax regime on certain future foreign sourced earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the 2017 Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition income inclusion. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC No. 740, “Income Taxes,” and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax benefit of $15.2 million, which is included as a component of income tax expense from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Provisional Amounts

Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional tax benefit recorded related to the remeasurement of our deferred tax liabilities was $1.5 million.

Foreign Tax Effects

The one-time transition tax is based on our total post-1986 earnings and profits, or E&P, that we had previously recognized at 35%, net of future foreign tax credits. The one-time transition tax was fully offset by the tax effects of tax carryforwards and thus did not have a material impact to the income tax provision. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

In addition, we had provided deferred tax liabilities in the past on foreign earnings that were not indefinitely reinvested. As a result of the 2017 Tax Act, we reversed an estimate of the deferred taxes that are no longer expected to be needed due to the change to the territorial tax system. The provisional tax benefit recorded related to the reversal of previously recognized deferred tax liabilities relating to existing undistributed earnings was $15.2 million.

The majority of our non-U.S. based operations are subject to foreign tax systems that provide significant incentives to qualified shipping activities. Our U.K. and Norway based vessels are taxed under “tonnage tax” regimes. Our qualified Singapore based vessels are exempt from Singapore taxation through December 2027 with extensions available in certain circumstances beyond 2027. The qualified Singapore vessels are also subject to specific qualification requirements which if not met could jeopardize our qualified status in Singapore. The tonnage tax regimes provide for a tax based on the net tonnage weight of a qualified vessel. These beneficial foreign tax structures continued to result in our earnings incurring significantly lower taxes than those that would apply under the U.S. statutory tax rates or if we were not a qualified shipping company in those foreign jurisdictions.

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

Tax Provision

Income (loss) before income taxes attributable to domestic and foreign operations was (in thousands):

	Successor	Predecessor
	Period from November 15, 2017 Through December 31, 2017	Period from January 1, 2017 Through November 14, 2017	Year ended December 31, 2016	Year ended December 31, 2015
U.S. (a)	$(3,688)	$4,835	$(133,572)	$(198,175)
Foreign (b)	(3,105)	(443,998)	(108,865)	(22,693)
	$(6,793)	$(439,163)	$(242,437)	$(220,868)

(a) - Included in this amount is $228.9 million of adjustments to domestic assets and liabilities as a result of the application of the guidance in ASC 805
(b) - Included in this amount is $405.1 million of adjustments to foreign assets and liabilities as a result of the application of the guidance in ASC 805

The components of our tax provision (benefit) attributable to income before income taxes are as follows for the following periods (in thousands):

	Successor				Predecessor
	Period from November 15, 2017 Through December 31, 2017				Period from January 1, 2017 Through November 14, 2017
	Current	Deferred	Other	Total	Current	Deferred	Other (a)	Total
U.S & State	$-	$(10,381)	$-	$(10,381)	$3	$64,485	$(101,784)	$(37,296)
Foreign	357	(75)	(205)	77	1,058	(998)	(1,008)	(948)
	$357	$(10,456)	$(205)	$(10,304)	$1,061	$63,487	$(102,792)	$(38,244)

	Predecessor
	Year Ended December 31, 2016				Year Ended December 31, 2015
	Current	Deferred	Other	Total	Current	Deferred	Other	Total
U.S & State	$-	$(36,442)	$(6)	$(36,448)	$(69)	$(3,270)	$39	$(3,300)
Foreign	1,419	(2,014)	(2,415)	(3,010)	1,130	(553)	(2,910)	(2,333)
	$1,419	$(38,456)	$(2,421)	$(39,458)	$1,061	$(3,823)	$(2,871)	$(5,633)

(a) Includes income tax effects of Fresh Start Accounting adjustments.

The mix of our operations within various taxing jurisdictions affects our overall tax provision. The difference between the provision at the statutory U.S. federal tax rate and the tax provision attributable to income before income taxes in the accompanying consolidated statements of operations is as follows:

	Successor	Predecessor
	For the Period from November 15, 2017 Through December 31, 2017	For the Period from January 1, 2017 Through November 14, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
U.S. federal statutory income tax rate	(35.0%)	(35.0%)	(35.0%)	(35.0%)
Effect of foreign operations	16.0	3.1	14.5	2.5
US state income taxes net of Federal benefit	14.5	(0.1)	(1.1)	(1.7)
Foreign earnings repatriation	-	(3.1)	6.7	34.4
U.S. foreign tax credit	-	(1.0)	(2.7)	(7.8)
Valuation allowance	76.5	21.7	1.8	5.1
Gain on extinguishment of debt	-	(27.3)	-	-
Fresh-Start Reporting Adjustments	-	27.1	-	-
Transaction Costs	-	2.8	-	-
Effects of U.S. Tax Reform	(224.1)	-	-	-
Other	0.4	2.9	(0.5)	(0.1)
Total	(151.7%)	(8.7%)	(16.3%)	(2.6%)

Deferred Taxes

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	Successor	Predecessor
	December 31,
	2017	2016
	(in thousands)	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$28,638	$60,772
Items currently not deductible for tax purposes	3,071	21,445
Foreign and other tax credit carryforwards	4,822	34,131
	36,531	116,348
Less valuation allowance	(29,051)	(33,037)
Net deferred tax assets	$7,480	$83,311

Deferred tax liabilities
Depreciation	$(6,343)	$(91,105)
Other	(4,129)	(48,922)
Total deferred tax liabilities	$(10,472)	$(140,027)
Net deferred tax liability	$(2,992)	$(56,716)

The change in the valuation allowance for the year ended December 31, 2017 from December 31, 2016 was a decrease of $4.0 million. As of December 31, 2017, we had NOL carryforwards for income tax purposes totaling $8.1 million in the federal U.S., $6.2 million in Louisiana, $2.6 million in Mexico, $3.0 million in Norway, $0.2 million in the U.K., $0.2 million in Singapore, and $8.3 million in Brazil that are, subject to certain limitations, available to offset future taxable income. We have deferred tax liability reversals for depreciation for which we expect to partially utilize the U.S. NOLs. The U.S. NOLs will begin to expire beginning in 2027. It is more likely than not that the Mexico NOLs, Norway NOLs and Brazilian NOLs will not be utilized and a full valuation allowance has been established for such NOLs. Under the 2017 Tax Act, many of the foreign tax credit utilization rules were changed that required us to reassess the realizability of our foreign tax credit deferred tax asset. After review, it was determined that under the new U.S. foreign tax credit rules we would not ultimately realize the full benefit associated with our foreign tax credits at December 31, 2017. Accordingly, we recognized a provisional estimate of a valuation allowance related to our foreign tax credits in the amount of $4.1 million. Based on future expected taxable losses in Mexico, we do not anticipate we will benefit from certain deferred tax assets and have recorded a valauation allowance of $1.6 million against them. The following table provides information about the activity of our deferred tax valuation allowance:

	Successor	Predecessor
	December 31,
	2017	2016
	(in thousands)	(in thousands)

Balance, beginning of period	$(33,037)	$(24,112)
Additions (reductions) recorded in the provision for income taxes	(89,399)	(8,925)
Fresh-Start Reporting (a)	93,385	-
Balance, end of period	$(29,051)	$(33,037)

(a) Represents release of the valuation allowance in fresh-start reporting due to the write-off of related deferred tax assets primarily as a result of cancellation of indebtedness (COD) income excluded from gross from gross income for US federal income tax purposes and applied to reduce net operating loss carryforwards.

Based on a more likely than not, or greater than 50% probability, recognition threshold and criteria for measurement of a tax position taken or expected to be taken in a tax return, we evaluate and record in certain circumstances an income tax liability for uncertain income tax positions. Numerous factors contribute to our evaluation and estimation of our tax positions and related tax liabilities and/or benefits, which may be adjusted periodically and may ultimately be resolved differently than we anticipate. We also consider existing accounting guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Accordingly, we continue to recognize income tax related penalties and interest in our provision for income taxes and, to the extent applicable, in the corresponding balance sheet presentations for accrued income tax assets and liabilities, including any amounts for uncertain tax positions included in other income taxes payable in the consolidated balance sheets and which total $21.7 million at December 31, 2017, $21.1 million at December 31, 2016 and $24.7 million at December 31, 2015. In addition, the deferred tax asset was reduced by a $3.3 million unrecognized tax benefit for an uncertain tax position.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Successor	Predecessor
	As of December 31, 2017	As of December 31, 2016
	(in thousands)	(in thousands)

Unrecognized tax benefits balance at January 1,	$9,174	$10,899
Gross increases for tax positions taken in prior years	135	240
Gross decreases for tax positions taken in prior years	(565)	(152)
Other	469	(1,813)
Unrecognized tax benefits balance at December 31,	$9,213	$9,174

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2017, we had accrued interest and penalties related to unrecognized tax benefits of $12.5 million. The amount of interest and penalties recognized in our tax provision for the year ended December 31, 2017 was $0.6 million. The unrecognized tax benefits if recognized would affect the effective tax rate. We do not expect a significant change to our unrecognized tax benefits in the next 12 months.

As of December 31, 2017, we may be subject to examination in the U.S. for years after 2002 and in seven major foreign tax jurisdictions with open years from 2002 to 2016.

(8) COMMITMENTS AND CONTINGENCIES

At December 31, 2017, we had long-term operating leases for office space, automobiles, temporary residences, and office equipment. Aggregate operating lease expense for the Successor period ended December 31, 2017, the Predecessor period ended November 14, 2017 and the Predecessor years ended December 31, 2016 and 2015 was $0.3 million, $2.0 million, $2.5 million and $2.8 million, respectively. Future minimum rental commitments under these leases are as follows (in thousands):

Year	Minimum Rental Commitments
2018	$1,243
2019	1,122
2020	994
2021	984
2022	984
Thereafter	4,074
Total	$9,401

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments as of December 31, 2017 attributable to the Successor was $3.2 million. The aggregate notional value of these instruments attributable to the Predecessor was $3.2 million at November 14, 2017, $1.2 million at December 31, 2016 and $1.8 million at December 31, 2015. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

Stock Options, Restricted Stock and Stock Option Plans

On the Effective Date, and in accordance with the Plan, we reserved 876,553 shares of Successor common stock for issuance under a management incentive plan. The Board has not yet approved a management incentive plan and no shares had been granted as of December 31, 2017.

In the Predecessor periods of 2017, 2016 and 2015, we had outstanding equity-classified awards in the form of stock options and restricted stock under three former Equity Incentive Plans, or the Former Equity Plans. All awards under the Former Equity Plans that had not been forfeited were deemed to vest on a date prior to the Effective Date in connection with the Plan. Predecessor Class A common stock underlying such awards were cancelled on the Effective Date and the holders of such interests received their pro rata share of Successor common stock and Equity Warrants.

A summary of the unvested restricted stock awarded pursuant to our Predecessor incentive equity plans as of December 31, 2016 and changes during 2017 is presented below:

Predecessor stock options granted to purchase our shares had an exercise price equal to, or greater than, the fair market value of the Predecessor’s Class A common stock on the date of grant. These stock options vested over three years from the date of grant and terminated at the earlier of the date of exercise or seven years from the date of grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. The expected life of an option is estimated based on historical exercise behavior. Volatility assumptions are estimated based on the average of historical volatility over the previous three years measured from the grant date. Risk-free interest rates are based on U.S. Government Zero Coupon Bonds with a maturity corresponding to the Safe Harbor term. The dividend yield is based on the previous four quarters to the date of grant divided by the average stock price for the previous 200 days. Expected forfeiture rates are estimated based on historical forfeiture experience. We used the following weighted-average assumptions to estimate the fair value of stock options granted during 2015. The Predecessor did not grant any options in 2017 or 2016.

2015
Expected option life - years	4.5
Volatility	41.05%
Risk-free interest rate	1.30%
Dividend yield	0%

The following table summarizes the stock option activity of our Predecessor stock incentive plans in the indicated periods:

	Predecessor
	January 1, 2017 Through November 14, 2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	212,019	$27.69	222,019	$27.01	140,293	$41.68
Granted	-	-	-	-	165,879	12.45
Forfeitures	(212,019)	27.69	(10,000)	12.55	(84,153)	26.85
Outstanding at end of year	-	$-	212,019	$27.69	222,019	$27.01
Exercisable shares and weighted average exercise price	-	$-	128,532	$33.83	57,859	$42.05
Shares available for future grants:	876,553		414,975		1,061,130

The restrictions related to restricted stock awards terminated at the end of three years from the date of grant and the value of the restricted shares is amortized to expense over that period. Total amortization of stock-based compensation related to restricted stock was $2.6 million, $4.7 million and $5.9 million for the Predecessor period ended November 14, 2017 and the years ended December 31, 2016 and 2015, respectively. Total stock-based compensation for stock options was $0.2 million, $0.4 million and $0.6 million at November 14, 2017 and December 31, 2016 and 2015, respectively.

ESPP

We had an employee stock purchase plan, or ESPP, that was available to all of our U.S. employees and certain subsidiaries, which we terminated in early 2017. During the term of the ESPP, the employee contributions were used to acquire shares of the Predecessor’s Class A common stock at 85% of the fair market value of the Class A common stock. Total compensation expense related to the ESPP was $0.2 million and $0.2 million during the years ended December 31, 2016 and 2015, respectively.

U.K. ESPP

Certain employees of our U.K. subsidiaries participated in a share incentive plan, which was similar to our ESPP but contained certain provisions designed to meet the requirements of the U.K. tax authorities. This plan was also terminated in early 2017.

Deferred Compensation Plan

We maintain a deferred compensation plan, or DC Plan, under which a portion of the compensation for certain of our key employees, including officers, and non-employee directors, can be deferred for payment after retirement or termination of employment. Under the DC Plan, deferred compensation could be used to purchase our common stock or could be retained by us and earn interest at prime plus 2%. The first 7.5% of compensation deferred is required to be used to purchase the common stock and is matched by us.

We have established a “Rabbi” trust to hold the stock portion of benefits under the DC Plan. The funds provided to the trust are invested by a trustee independent of us in our common stock, which is purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all general creditors in the event of bankruptcy or insolvency. Dividend equivalents are paid on the stock units at the same rate as dividends on our common stock and are re-invested as additional stock units based upon the fair market value of a share of our common stock on the date of payment of the dividend. On the Effective Date, the DC Plan received Successor common stock and Equity Warrants that were issued pursuant to the Plan in exchange for the Predecessor Class A common stock previously held by the trust. Accordingly, the Successor common stock held by the trust and our liabilities under the DC Plan are included in the accompanying consolidated balance sheets as treasury stock and deferred compensation expense.

(10) EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a 401(k) plan to all of our U.S. employees and provide matching contribution to those employees that participate. The matching contributions paid by us totaled $1.0 million for the year ended December 31, 2015. In August 2015, we suspended the matching contribution.

Multi-employer Pension Obligation

Certain of our current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund, or MNOPF.  At December 31, 2017, the Successor had accrued $1.2 million related to this liability, which reflects the present value of all obligations assessed on us by the fund’s trustee as of such date. This figure is the same as was accrued by the Predecessor at November 14, 2017. We continue to have employees who participate in the MNOPF and will as a result continue to make routine payments to the fund as those employees accrue additional benefits over time.  The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2015 and resulted in a significantly improved funding position, mainly due to hedging the interest rate and inflation risk, to between 65% and 80%.  The reported net deficit of the fund at March 31, 2015 was $7.5 million and, as a result, the MNOPF trustee did not propose to collect any additional deficit contributions related to the new deficit.  The amount and timing of additional potential future obligations relating to underfunding depend on a number of factors, but principally on future fund performance and the underlying actuarial assumptions. Our share of the fund’s deficit is dependent on a number of factors including future actuarial valuations, asset performance, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In addition, our obligation could increase if other employers no longer participated in the plan. In the Predecessor period ended November 14, 2017 and for the years ended December 31, 2016 and 2015, the Predecessor made deficit contributions to the plan of $0.4 million, $0.4 million and $0.4 million, respectively.  In the Successor period ended December 31, 2017 we made no additional contribution. Our contributions do not make up more than five percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund, or MNRPF, in a capacity similar to our participation in the MNOPF.  Prior to 2013, we were not required to contribute to any deficit in the MNRPF. Due to a change in the plan rules, however, we were advised that we would be required to make contributions beginning in 2013.  As of November 14, 2017, the Predecessor had accrued $1.8 million for this fund. The most recent actuarial valuation was completed as of March 31, 2017 and deficit information was communicated in the fourth quarter of 2017. Our share of the deficit was calculated at $0.5 million for which we expect to receive a formal payment demand in the third quarter of 2018.  As of December 31, 2017, the amount of the MNRPF accrual recorded by the Successor was adjusted to $0.6 million, which is a combination of the deficit mentioned above plus an estimate of further deficit amounts from April 2017 onward.

Norwegian Pension Plans

The Norwegian benefit pension plans include approximately 144 of our employees, primarily seamen, and are defined benefit, multiple-employer plans, insured with Nordea Liv. We also instituted a defined contribution plan in 2008 for shore-based personnel that existing personnel could elect to participate in while discontinuing any further obligations in the defined benefit plan. All newly hired shore-based personnel are required to join the defined contribution plan. Benefits under the defined benefit plans are based primarily on participants’ years of credited service, wage level at age of retirement and the contribution from the Norwegian National Insurance. A December 31, 2017, measurement date is used for the actuarial computation of the defined benefit pension plans. The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Norwegian defined benefit pension plans (in thousands):

	Successor	Predecessor
	Period from November 15, 2017 Through December 31, 2017	Period from January 1, 2017 Through November 14, 2017	Year ended December 31, 2016
Change in Benefit Obligation
Benefit obligation at beginning of the period	$5,443	$5,202	$6,394
Benefit periodic cost	33	224	319
Interest cost	18	121	144
Withdrawal	-	-	(377)
Benefits paid	(35)	(237)	(289)
Actuarial gain	(16)	(108)	(1,117)
Translation adjustment	36	241	128
Benefit obligation at period end	$5,479	$5,443	$5,202

	Period from November 15, 2017 Through December 31, 2017	Period from January 1, 2017 Through November 14, 2017	Year ended December 31, 2016
Change in Plan Assets
Fair value of plan assets at beginning of the period	$5,576	$5,486	$5,486
Actual return on plan assets	27	181	182
Contributions	46	310	303
Withdrawal	-	-	(237)
Settlement/curtailment	-	-	82
Benefits paid	(35)	(237)	(297)
Administrative fee	(7)	(48)	(56)
Actuarial loss	(55)	(369)	(63)
Translation adjustment	38	253	86
Fair value of plan assets at period end	$5,590	$5,576	$5,486

Funded status	$111	$133	$284

Amounts recognized in the balance sheet consist of (in thousands):

	Successor	Predecessor
	December 31, 2017	December 31, 2016

Deferred costs and other assets	$429	$474
Other liabilities	(318)	(190)
	$111	$284

	Successor	Predecessor
	Period from November 15, 2017 Through December 31, 2017	Period from January 1, 2017 Through November 14, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Components of Net Period Benefit Cost
Service cost	$33	$222	$329	$416
Interest cost	18	120	149	169
Return on plan assets	(27)	(180)	(182)	(185)
Administrative fee	7	48	56	61
Recognized net actuarial gain	44	296	(329)	(544)
Net periodic benefit cost	$75	$506	$23	$(83)

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

	Successor	Predecessor
Weighted-average assumptions	Period from November 15, 2017 Through December 31, 2017	Period from January 1, 2017 Through November 14, 2017	Year Ended December 31, 2016
Discount rate	2.4%	2.4%	2.6%
Return on plan assets	4.1%	4.1%	3.6%
Rate of compensation increase	2.5%	2.5%	2.5%

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

	Successor	Predecessor
	December 31, 2017	December 31, 2016	Level
Equity securities	11%	5%	1
Property	10%	10%	3
Money market	14%	24%	2
Held-to-Maturity bonds	27%	32%	2
Bonds	13%	7%	1
Other	25%	22%	3
All asset categories	100%	100%

The investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.

The projected benefit obligation and the fair value of plan assets for the Norwegian pension plan were approximately $5.5 million and $5.6 million, respectively, as of December 31, 2017, and $5.2 million and $5.5 million, respectively, as of December 31, 2016. The accumulated benefit obligation was $4.8 million and $4.8 million as of December 31, 2017 and 2016, respectively. We expect to contribute approximately $0.4 million to the Norwegian pension plan in 2018. No plan assets are expected to be returned to us in 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ended December 31,	Benefit Payments
2018	254
2019	254
2020	254
2021	255
2022	255
Total	$1,272

(11) STOCKHOLDERS’ EQUITY

Common Stock

All the Predecessor’s Class A common stock was cancelled upon our emergence from bankruptcy on the Effective Date in exchange for 75,000 shares of Successor common stock and 810,811 Equity Warrants.

We have authority to issue 25,000,000 shares of common stock. We are subject to U.S. maritime laws that generally require that only U.S. citizens own and operate U.S.-flag vessels for trade between points in the United States.  Our Certificate of Incorporation provides that no shares of any class or series of our capital stock may be transferred to a Non-U.S. Citizen (as therein defined) if, upon completion of such transfer, the number of shares beneficially owned by all Non-U.S. Citizens in the aggregate would exceed the 24%, or the Permitted Percentage, of the total issued and outstanding shares. The shares of such class or series of capital stock beneficially owned by Non-U.S. Citizens in excess of the Permitted Percentage are referred to as Excess Shares. To prevent the percentage of aggregate shares of our capital stock owned by Non-U.S. Citizens from exceeding the Permitted Percentage, we, at our sole discretion, will have the power to redeem all or any number of such Excess Shares. We have the option to redeem the Excess Share for: (i) cash; (ii) Redemption Warrants, which are warrants to purchase one share of our common stock at $.01 per share and do not give the holder any rights as a shareholder; or (iii) Redemption Notes, which are interest-bearing promissory notes with a maturity date of ten years or less. Until such Excess Shares are redeemed, or they are no longer Excess Shares, the holders of such shares will not be entitled to any voting rights with respect to such Excess Shares and we will pay any dividends or distributions with respect to such Excess Shares, if any, into a segregated account.

 Noteholder Warrants

The Jones Act, which applies to companies that engage in maritime transportation of merchandise and passengers between points in the United States, requires that, among other things, with respect to a publicly traded company, the aggregate ownership of common stock by Non-U.S. Citizens be not more than 25% of its outstanding common stock. Accordingly, Non-U.S. Citizen creditors who would otherwise be recipients of Successor common stock pursuant to the Plan or the Rights Offerings received, in lieu of Successor common stock, Noteholder Warrants to acquire Successor common stock at an exercise price of $.01 per share.

On the Effective Date, we entered into a warrant agreement, pursuant to which we issued the Noteholder Warrants entitling the holders thereof to purchase an aggregate of 2,956,859 shares of Successor common stock. The Noteholder Warrants are exercisable for a 25-year term commencing on the Effective Date at an exercise price of $.01 per share. Any outstanding Noteholder Warrant that has not been exercised upon maturity of the Noteholder Warrants on November 14, 2042 will be exchanged for Redemption Warrants that will be substantially in the same form of the existing Noteholder Warrants. No Noteholder Warrants were exercised during the period from November 15, 2017 to December 31, 2017.

Equity Warrants

On the Effective Date, we entered into a warrant agreement, pursuant to which we issued the Equity Warrants entitling the holders thereof to purchase an aggregate of 810,811 shares of Successor common stock, exercisable for a 7-year period commencing on the Effective Date at an exercise price of $100.00 per share, subject to adjustment as described in the warrant agreement for the Equity Warrants.

The Equity Warrants contain certain provisions to facilitate our compliance with the U.S. Maritime Laws limiting the ownership of our common stock by Non-U.S. Citizens. No Equity Warrants were exercised during the period from November 15, 2017 to December 31, 2017.

Common Stock Issuances

During 2017, no proceeds were received from the issuance of the Predecessor’s Class A common stock. During 2016, 165,849 shares of Predecessor’s Class A common stock were issued, generating approximately $0.4 million in proceeds. During 2015, 101,179 shares of Predecessor’s Class A common stock were issued generating approximately $0.7 million in proceeds.

Preferred Stock

We are authorized by our Certificate of Incorporation, as amended, to issue up to 5,000,000 shares of preferred stock, $.01 par value per share. No such shares have been issued.

Stock Repurchases

In December 2012, the Predecessor Board of Directors approved a stock repurchase program for up to a total of $100.0 million of our issued and outstanding Predecessor Class A common stock. We did not repurchase any Predecessor Class A common stock in 2017, 2016 or 2015.

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

	North	Southeast	Americas	Other	Total
	Sea	Asia

Successor
Period from November 15 Through December 31, 2017
Revenue	$8,304	$1,368	$3,921	$-	$13,593
Direct operating expenses	5,387	1,047	3,425	-	9,859
Drydock expense	-	-	-	-	-
General and administrative expense	740	382	728	1,557	3,407
Pre-petition restructuring charges	1	-	-	-	1
Depreciation and amortization	2,481	700	1,162	82	4,425
Impairment charge	-	-	-	-	-
Gain on sale of assets and other	-	-	-	-	-
Operating income (loss)	$(305)	$(761)	$(1,394)	$(1,639)	$(4,099)

Predecessor
Period from January 1 Through November 14, 2017
Revenue	$52,217	$8,606	$27,406	$-	$88,229
Direct operating expenses	36,365	7,879	25,577	-	69,821
Drydock expense	4,269	959	204	-	5,432
General and administrative expense	11,987	3,103	6,937	10,342	32,369
Pre-petition restructuring charges	-	-	-	17,861	17,861
Depreciation and amortization	20,173	6,222	19,229	2,097	47,721
Impairment charge	-	-	-	-	-
Gain on sale of assets and other	-	(51)	5,258	-	5,207
Operating income (loss)	$(20,577)	$(9,506)	$(29,799)	$(30,300)	$(90,182)

Year Ended December 31, 2016
Revenue	$76,759	$14,069	$32,891	$-	$123,719
Direct operating expenses	45,872	11,308	25,985	-	83,165
Drydock expense	2,549	588	1,525	-	4,662
General and administrative expense	6,961	5,218	6,876	18,608	37,663
Depreciation and amortization	24,157	8,654	22,008	3,363	58,182
Impairment charge	1,986	50,437	110,385	-	162,808
Gain on sale of assets and other	5,920	2,648	(4)	-	8,564
Operating income (loss)	$(10,686)	$(64,784)	$(133,884)	$(21,971)	$(231,325)

Year Ended December 31, 2015
Revenue	$142,168	$35,524	$97,114	$-	$274,806
Direct operating expenses	84,474	16,483	68,880	-	169,837
Drydock expense	4,112	4,356	6,919	-	15,387
General and administrative expense	9,469	4,296	9,906	23,609	47,280
Depreciation and amortization	28,724	10,419	29,827	3,621	72,591
Impairment charge	22,919	-	129,184	-	152,103
Gain on sale of assets and other	1,244	(59)	(25)	-	1,160
Operating income (loss)	$(8,774)	$29	$(147,577)	$(27,230)	$(183,552)
Successor
As of December 31, 2017
Cash and cash equivalents	$47,686	$2,029	$5,766	$9,132	$64,613
Long-lived assets(a)	203,505	60,890	97,515	2,218	364,128
Total assets	271,759	66,299	118,654	15,243	471,955
Capital expenditures	8	-	-	133	141

Predecessor
Year Ended December 31, 2016
Cash and cash equivalents	$5,436	$3,008	$364	$14	$8,822
Long-lived assets(a)	440,670	149,668	401,425	3,457	995,220
Total assets	465,908	158,671	424,398	3,548	1,052,525
Capital expenditures	12,550	90	2,751	797	16,188

Year Ended December 31, 2015
Cash and cash equivalents	$12,930	$4,911	$1,221	$2,877	$21,939
Long-lived assets(a)	544,904	216,477	499,083	6,022	1,266,486
Total assets	589,934	232,356	529,654	9,308	1,361,252
Capital expenditures	5,992	253	26,602	2,581	35,428

(a)   Vessels under construction are included in other assets until delivered. Revenue, long-lived assets and capital expenditures presented in the table above are allocated to segments based on the location where the vessel is employed, which in some instances differs from the segment where the vessel is legally owned. For the Successor period from November 15, 2017 through December 31, 2017, we had $3.4 million in revenue and $91.7 million in long-lived assets attributed to the United States, our country of domicile. In the Predecessor period from January 1, 2017 through November 14, 2017, we had $16.5 million in revenue attributed to the United States. In 2016, we had $28.5 million in revenue and $371.6 million in long-lived assets attributed to the United States, our country of domicile. In 2015, we had $73.4 million in revenue and $431.7 million in long-lived assets attributed to the United States.

(13) UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the Successor period ended December 31, 2017, the Predecessor period ended November 14, 2017 and the Predecessor year ended December 31, 2016 are as follows:

	Predecessor				Successor
	First Quarter	Second Quarter	Third Quarter	Period from October 1 Through November 14, 2017	Period from November 15 Through December 31, 2017
	(In thousands, except per share amounts)
2017
Revenues	$24,359	$24,641	$25,805	$13,424	$13,593
Operating loss	(31,992)	(30,680)	(18,202)	(9,308)	(21,859)
Net loss	(124,815)	(40,547)	(24,643)	(210,914)	3,511
Per share (basic)	$(4.93)	$(1.58)	$(0.94)	$(8.13)	$0.35
Per share (diluted)	$(4.93)	$(1.58)	$(0.94)	$(8.13)	$0.35

	Predecessor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2016
Revenues	$38,794	$30,487	$27,821	$26,617
Operating loss	(128,256)	(66,338)	(19,766)	(16,965)
Net loss	(91,182)	(47,580)	(24,729)	(39,488)
Per share (basic)	$(3.66)	$(1.90)	$(0.98)	$(1.57)
Per share (diluted)	$(3.66)	$(1.90)	$(0.98)	$(1.57)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the Predecessor period ended November 14, 2017 and the Successor period ended December 31, 2017, both of which are covered by this Annual Report on Form 10-K. Our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of each such period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting at November 14, 2017 for the Predecessor and at December 31, 2017 for the Successor, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management determined that our internal control over financial reporting was effective as of November 14, 2017 for the Predecessor and as of December 31, 2017 for the Successor.

There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error or mistakes, faulty judgments in decision-making and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because if changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the Predecessor period ended November 14, 2017, we implemented a change in internal control over financial reporting related to review of the calculation and reconciliation of income tax provision and related accounts. This change was implemented to remediate a material weakness in process level controls over management review of the calculation and reconciliation of income tax provision and related accounts. This material weakness arose in prior Predecessor periods and resulted in a calculation error that, while not material to the Predecessor’s consolidated financial statements, could have accumulated to a material amount. To remediate this deficiency, the Predecessor employed a third-party expert to assist with the review of the calculation and reconciliation of income tax provision and related accounts. This material weakness did not have a pervasive effect on internal control over financial reporting for the Predecessor, as it was limited only to review of the calculation, allocation and reconciliation of income taxes and had no effect over internal control over financial reporting for the Successor.

     There were no other changes in our internal control over financial reporting during the Predecessor period beginning October 1, 2017 and ended November 14, 2017, or the Successor period ended December 31, 2017 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting in either period.

ITEM 9B. Other Information

On October 26, 2017, we reported, under Item 5.02 of our Current Report on Form 8-K filed on October 26, 2017, the departure of our Senior Vice President – General Counsel and Secretary, Cindy M. Muller, effective as of October 20, 2017.

On January 16, 2018, we entered into a Separation and General Release Agreement with Ms. Muller, or the Muller Separation Agreement. Under the Muller Separation Agreement, Ms. Muller received approximately $144,312 (representing six months of her base salary and three months of welfare benefit continuation) in full satisfaction of our obligations to her under our Severance Benefits Policy, as in effect at the time of her termination, and the Change of Control Agreement, dated March 17, 2017, between us and Ms. Muller, or the Change of Control Agreement. The Muller Separation Agreement also contains a general release and subjects Ms. Muller to a three-month non-competition provision and customary confidentiality and non-solicitation covenants. A copy of the Muller Separation Agreement is filed as Exhibit 10.19 to this Annual Report on Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board of Directors, or the Board, consists of seven members. Pursuant to our Bylaws, the Board has established three standing committees, including the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. The name, age, period of service, committee memberships, biographical and other information with respect to each member of the Board, including the specific attributes of each director that the Board has determined qualify that person for service on the Board, are set forth below.

				Committee Memberships
Name	Age	Director Since	Independent	AC	CC	GNC
Eugene Davis	64	2017	X	X
Domenic DiPiero	46	2017	X		X
Quintin V. Kneen	52	2013
Scott McCarty	44	2017	X		C
Louis Raspino	64	2017	X, CBD	X		X
Krishna Shrivram	54	2017	X,FE	C
Kenneth Traub	56	2017	X		X	C

AC CC C CBD FE GNC	Audit Committee Compensation Committee Member and Chair of a Committee Chairman of the Board of Directors Financial expert Governance and Nominating Committee

Eugene Davis is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a firm he founded in 1999. In this capacity, he has managed numerous debtor and creditor side pre- and post-restructuring assignments in several industries including the oil and gas sector.  In addition, Mr. Davis has 35 years of experience in the oil and gas industry, including as an exploration and production attorney at Exxon Corporation and an international negotiator at Standard Oil Company (Indiana) (Amoco). He currently serves as chairman of the board of Atlas Iron Limited, an ASX-listed mining company; chairman of the board of U.S. Concrete, Inc., a NASDAQ-listed concrete company; as co-chairman of the board and member of the corporate governance and nominating committee of Verso Corporation, an NYSE-listed paper company; as chairman of the audit & finance committee of VICI Properties Inc.; and as a director of Titan Energy, LLC, an exploration and production company trading on the OTC Markets. During the past five years, Mr. Davis has also been a director of the following publicly traded companies: Atlas Air Worldwide Holdings, Inc.; The Cash Store Financial Services, Inc.; Dex One Corp.; Genco Shipping & Trading Limited; Global Power Equipment Group, Inc.; Goodrich Petroleum Corp.; Great Elm Capital Corporation; GSI Group, Inc.; Hercules Offshore, Inc.; HRG Group, Inc.; Knology, Inc.; SeraCare Life Sciences, Inc.; Spansion, Inc.; Spectrum Brands Holdings, Inc.; and WMIH Corp. He has also served on numerous boards of companies in the oil and gas industry, including Texas American Resources Company; Trident Exploration Corp.; Throne Petroleum; Magnum Hunter Resources Corp.; Hercules Offshore, Inc.; Stallion Oilfield Services; Warren Resources, Inc.; Coho Energy Inc.; and PetroRig. His experience in serving on numerous public and private company boards provides valuable insight into the business and financial decisions that come before our Board.

Domenic DiPiero is the Founder of Newport Capital Group, a national investment advisory firm, and has served as its President since 2004. With over twenty years of experience in the petroleum industry in shipping and marketing, Mr. DiPiero previously served as the President of Dove Terminals, a bulk petroleum storage company, from 1993 until 2005. He is also the former President of Delphi Petroleum Bunkering Division, where he was responsible for the supply and marketing of ship fuels in the U.S. representing Exxon from 2000 until 2004. He previously served as the President of the Marketing Division of Delphi Petroleum, a global energy trading firm specializing in the distribution of physical petroleum from 1994 until 2000. Mr. DiPiero served on the boards of Delphi Petroleum, Inc. from 2004 until 2015, and Zipz, Inc. from 2014 until the present. He served as chairman of the board of the Meridian Health System Foundation in 2012, and the Riverview Medical Center Foundation from 2011 until 2012. Since 2012, Mr. DiPiero has served as a Trustee of Drexel University. His extensive knowledge of the shipping and oil and gas services industries, his experience as a director of various companies, his banking experience and his financial and executive management expertise, provide Mr. DiPiero unique insight into the business decisions that come before our Board.

Quintin V. Kneen is our President and Chief Executive Officer. He was named our Executive Vice President and Chief Financial Officer in 2009 and served in those roles until he was appointed as our President and Chief Executive Officer in June 2013. Mr. Kneen joined GulfMark in June 2008 as Vice President – Finance and was named Senior Vice President – Finance and Administration in December 2008. Previously, he was Vice President – Finance & Investor Relations for Grant Prideco, Inc., serving in executive finance positions at Grant Prideco since 2003. Prior to joining Grant Prideco, Mr. Kneen held executive finance positions at Azurix Corp. and was an Audit Manager with the Houston office of Price Waterhouse LLP. He holds a Master of Business Administration from Rice University and a Bachelor of Business Administration in Accounting from Texas A&M University and is a Certified Public Accountant and a Chartered Financial Analyst. Mr. Kneen’s extensive financial expertise and his position as our President and Chief Executive Officer provide him with unique personal knowledge and experience regarding our Company and its operations.

Scott McCarty is a partner of Q Investments and has been with Q Investments since 2002. Prior to his current position as manager of the venture capital, private equity and distressed investment groups, he was a portfolio manager. Before joining Q Investments, Mr. McCarty was a captain in the United States Army. Mr. McCarty has served as a member of the compensation committee of Vantage Drilling International since February 2016 and has served as a member of the nominating and corporate governance committee of Jones Energy, Inc., an NYSE-listed oil and gas exploration and development company, since February 2018. He previously served as a member of the compensation committee of Travelport Worldwide Limited, an NYSE-listed technology company, from May 2013 until November 2014. Mr. McCarty’s experience gained from serving as a director of public companies, his military experience and his extensive background in finance provide valuable insight into business deliberations and decisions that come before our Board.

Louis Raspino’s career has spanned almost 40 years in the energy industry, most recently as Chairman of Clarion Offshore Partners, a partnership with Blackstone that served as its platform for pursuing worldwide investments in the offshore oil & gas services sector, from October 2015 until October 2017.   Mr. Raspino served as President, Chief Executive Officer and a director of Pride International, Inc. from June 2005 until the company merged with Ensco plc in May 2011 and as its Executive Vice President and Chief Financial Officer from December 2003 until June 2005. From July 2001 until December 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Grant Prideco, Inc. and from February 1999 until March 2001, he served as Vice President of Finance at Halliburton. Prior to joining Haliburton, Mr. Raspino served as Senior Vice President at Burlington Resources, Inc. from October 1997 until July 1998. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Raspino previously served as a director of Chesapeake Energy Corporation and chairman of its audit committee from March 2013 until March 2016, and as a director of Dresser-Rand Group, Inc., where he served as chairman of the compensation committee and member of the audit committee, from December 2005 until its merger into Siemens in June 2015. He has served as a director of Forum Energy Technologies, an NYSE-listed global oilfield products company, since January 2012 and currently serves as the chairman of its compensation committee.  Mr. Raspino also currently serves on the board of The American Bureau of Shipping, where he is a member of the audit and compensation committees.  Mr. Raspino’s experience gained from his executive leadership roles for energy companies, including as chief executive officer and chief financial officer, and on various oil and gas industry boards, provides in-depth operational and financial expertise to our Board.

Krishna Shivram is the Chief Executive Officer and a director of Sentinel Energy Services Inc., a NASDAQ-listed special purpose acquisition company, that had a successful IPO in November 2017. Previously, Mr. Shivram served as the Interim Chief Executive Officer of Weatherford International PLC, an NYSE-listed oil and gas services company, from November 2016 to March 2017 and as its Chief Financial Officer from November 2013 to November 2016. From February 1988 to October 2013, Mr. Shivram held various positions at Schlumberger Limited, an NYSE-listed oil and gas services company, including Vice President and Treasurer, Controller and Head of M&A. Prior to joining Schlumberger, Mr. Shivram held positions with public accounting firms Arthur Andersen and Ernst & Young. Since August 2017, Mr. Shivram has served as the chairman of the audit committee of Ranger Energy Services, an NYSE-listed oilfield services company. Mr. Shivram’s extensive executive management background with NYSE-listed oil and gas services companies provides valuable industry insight relevant to many of the business decisions that come before our Board.

Kenneth Traub has served as a Managing Partner of Raging Capital Management, LLC, a diversified investment firm, since December 2015. Prior to joining Raging Capital Management, LLC, he served as President and Chief Executive Officer of Ethos Management, LLC from 2009 through 2015. Mr. Traub has served as Chairman of the Board of DSP Group, Inc., a NASDAQ-listed leading supplier of wireless chipset solutions for converged communications, since 2012, Intermolecular, Inc., a NASDAQ-listed innovator in materials sciences, since 2016 and IDW Media Holdings, Inc. a diversified media company, since 2016, each of which is a Raging Capital Management, LLC portfolio company. Mr. Traub has previously served on the boards of numerous companies including MIPS Technologies, Inc., a provider of industry standard processor architectures and cores, from 2011 until 2013, Xyratex Limited, a leading supplier of data storage technologies, from 2013 until 2014, Vitesse Semiconductor Corporation, a supplier of integrated circuit solutions for next-generation carrier and enterprise networks, from 2013 until 2015, Athersys, Inc., a biotechnology company engaged in the discovery and development of therapeutic product candidates, from 2012 to 2016, A. M. Castle & Co., a specialty metals distribution company from, 2014 to 2016 and MRV Communications, Inc., a supplier of communication networking equipment, from 2011 until 2017. Mr. Traub’s extensive management background and experience serving on a wide variety of corporate boards enable Mr. Traub to provide valuable financial and transactional expertise and insight to our Board.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. Messrs. Shivram (Chairman), Davis and Raspino are the current members of the Audit Committee. The Board has determined that all of the Audit Committee members are “independent” as defined in the NYSE American listing requirements applicable to us. Mr. Shivram, by virtue of his financial, audit and accounting expertise gained from his previous positions at large publicly traded companies and top tier accounting firms, has been designated as an Audit Committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee’s function is to provide oversight of our accounting policies. Its principal oversight responsibilities are to:

●	make recommendations to the Board concerning the selection and discharge of our independent public accountants;

●	discuss with our internal auditors and independent public accountants the overall scope and plans for their respective audits, including the adequacy of staffing and compensation; and

●	discuss with management, internal auditors and independent public accountants the adequacy and effectiveness of our accounting and financial controls.

The Board adopted a written charter for the Audit Committee which is posted on our website at www.gulfmark.com.

DIRECTOR COMPENSATION

Fees and Awards

Each of our non-employee directors is currently paid a cash retainer of $8,750 each quarter. Mr. Raspino is paid an additional $6,250 each quarter to serve as Chairman of our Board. We maintain committee chairman retainer arrangements whereby we pay Messrs. Shivram, McCarty and Traub $4,000, $2,500 and $1,250, respectively, per quarter for serving as Chairman of the Audit Committee, Compensation Committee and Governance and Nominating Committee, respectively. Messrs. Raspino, Davis and Raspino are paid $2,000 per quarter to serve on the Audit Committee. Messrs. DiPiero and Traub are paid $1,250 per quarter to serve on the Compensation Committee. Messrs. Raspino and McCarty are paid $625 per quarter to serve on the Governance and Nominating Committee. Prior to our emergence from bankruptcy, each of the Predecessor’s non-employee directors was paid a cash retainer of $11,250 each quarter. Mr. Butters was also paid an additional cash retainer of $8,333 per month for serving as Chairman of the Board. We also previously maintained committee chairman retainer arrangements whereby we paid Messrs. Ford, Butters and Bijur $3,750, $2,500 and $2,500, respectively, per quarter for serving as Chairman of the Audit Committee, Compensation Committee and Governance and Nominating Committee, respectively.

Total compensation paid in 2017 to non-employee directors of the Predecessor and the Successor, including cash director fees and retainers, matching and discretionary contributions made by us under the GulfMark Offshore, Inc. Deferred Compensation Plan, or the DC Plan (which is described below), and earnings under the DC Plan (to the extent such earnings are considered preferential under SEC rules), is as follows:

Name	Fees Earned or Paid in Cash(1)
Eugene Davis	$-
Domenic DiPiero	-
Scott McCarty	-
Louis Raspino	-
Krishna Shrivram	-
Kenneth Traub	-
Peter I. Bijur (2)	41,250
David J. Butters (2)	124,583
Brian R. Ford (2)	45,000
Sheldon S. Gordon (2)	33,750
Steven W. Kohlhagen (2)	33,750
William C. Martin (3)	-
Rex C. Ross (2)	33,750
Charles K. Valutas (2)	33,750

(1)	Certain non-employee directors elected for 2017 to defer all or a portion of the cash fees reported in this column under the DC Plan.
(2)

Pursuant to the Plan, Messrs. Bijur, Butters, Ford, Gordon, Kohlhagen, Ross and Valutas were deemed to have resigned from our Board as of November 14, 2017 in connection with our emergence from bankruptcy.

(3)	Mr. Martin resigned from our Board on March 3, 2017.

Quintin V. Kneen, our President and Chief Executive Officer, is not included in the table above because he was an employee of our Company during 2017, and therefore received no compensation for his services as a director. The compensation received by Mr. Kneen as an employee of the Company during 2017 is shown in the 2017 Summary Compensation Table below.

EXECUTIVE OFFICERS

The following are our current executive officers, who serve at the discretion of the Board:

Name	Position	Age
Quintin V. Kneen	President and Chief Executive Officer	52
James M. Mitchell	Executive Vice President and Chief Financial Officer	50
Samuel R. Rubio	Senior Vice President - Controller, Chief Accounting Officer and Assistant Secretary	58

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

No family relationship exists between any of the directors or the executive officers listed above under “Directors” and “Executive Officers.” As previously announced, Mr. Mitchell will step down from all positions with our company and its affiliates as of the date on which we file this annual report on Form 10-K (or such other date mutually agreed between the parties), whereupon Mr. Rubio will be promoted to the position of Chief Financial Officer.

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

Availability of Corporate Governance Documents

Stockholders may obtain copies of the charters of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee, our Governance & Nominating Policy and our Code of Business Conduct and Ethics free of charge by contacting our Corporate Secretary at our principal office address of 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, or by accessing our website at www.gulfmark.com, selecting the “Investors” tab and then selecting “Corporate Governance.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, par value $.01 per share, or Common Stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received, or written representations from certain reporting persons that no Form 5 reports were required for those persons, we believe that all reports that were required to be filed under Section 16(a) during 2017 were timely filed except for the following:

●	A report on Form 5 filed by Quintin V. Kneen on March 27, 2018 reporting 20 transactions;
●	A report on Form 5 filed by James M. Mitchell on March 27, 2018 reporting 20 transactions;
●	A report on Form 5 filed by Samuel R. Rubio on March 27, 2018 reporting seven transactions;
●	A report on Form 5 filed by David E. Darling on March 27, 2018 reporting seven transactions;
●	A report on Form 5 filed by Cindy M. Muller on March 27, 2018 reporting seven transaction
●	A report on Form 3 filed by Louis Raspino on March 5, 2018;
●	A report on Form 3 filed by Domenic DiPiero on December 2, 2017;
●	A report on Form 3 filed by Eugene Davis on December 1, 2017;
●	A report on Form 3 filed by Krishna Shivram on December 1, 2017;
●	A report on Form 3 filed by Scott McCarty on December 1, 2017; and
●	A report on Form 5 filed by Samuel R. Rubio on April 13, 2017 reporting two transactions.

ITEM 11. Executive Compensation

COMPENSATION OVERVIEW

This Compensation Overview provides information regarding the 2017 compensation program in place for (i) our President and Chief Executive Officer, (ii) our two other most highly-compensated executive officers serving as of December 31, 2017 and (iii) Ms. Muller, who would have been one of our two other most highly-compensated executive officers but for the fact that she departed effective as of October 20, 2017 and was no longer serving as of December 31, 2017, whom we refer to collectively as our named executive officers. This section includes information regarding our compensation philosophy and objectives, the components of our compensation program, and the key factors the Board, the Compensation Committee and our President and Chief Executive Officer considered in determining the compensation for our named executive officers in 2017. For 2017, our named executive officers were:

Name	Position
Quintin V. Kneen	President and Chief Executive Officer
James M. Mitchell	Executive Vice President and Chief Financial Officer
Samuel R. Rubio	Senior Vice President - Controller, Chief Accounting Officer and Assistant Secretary
Cindy M. Muller	Senior Vice President - General Counsel and Secretary

Compensation Philosophy and Objectives

Our compensation philosophy is to set the fixed compensation of our senior executives competitively for their demonstrated skills and industry experience. Variable compensation, both annual and long-term, should reflect the results of performance against a combination of quantitative and subjective measures. In 2016 and 2017, we did not benchmark executive compensation to any peer group.

Our compensation and benefits programs are designed to achieve the following objectives:

●

Compensation should enable us to attract, motivate and retain talented executive officers capable of leading us in a competitive and changing industry and to align the interests of our executives with those of our stockholders to promote long-term success and optimize stockholder value.

●	Compensation should reflect the marketplace for talent. We strive to remain competitive with the pay of other companies with which we compete for talent.

●	Annual cash and equity awards should reflect progress towards our financial and operational goals that balance rewards for both short-term and long-term performance.

Administration of our Executive Compensation Program

Our executive compensation program is developed and administered by the Compensation Committee, which is comprised of three non-employee independent directors. The Compensation Committee is responsible for the review and assessment of all aspects of our executive compensation program. The recommendations of the Compensation Committee are approved by the full Board, including a majority of the independent directors.

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

For our Senior Vice Presidents, our past practice has been to set performance criteria at the beginning of the year that are reviewed at the end of the year. Recommendations regarding the compensation awarded to these individuals is approved by the Compensation Committee in consultation with our President and Chief Executive Officer. In view of industry conditions, in 2017 the Compensation Committee did not award any performance-based incentive cash bonuses to any of our named executive officers.

Compensation Program Components

The compensation of our executive officers typically consists of:

●	Base salary;
●	Annual non-equity incentives (although no performance-based incentive cash bonuses were awarded to any of our named executive officers for performance in 2017);
●	Long-term equity incentive awards (in the form of restricted stock);
●	Severance and change of control arrangements; and
●	Other benefits and perquisites (including participation in our deferred compensation plan).

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

In 2015, as a result of the severe downturn in our industry, base salaries for our executive officers were reduced by 15% for our Chief Executive Officer, by 10% for our Executive Vice Presidents and by 5% for our Senior Vice Presidents. In 2016 and 2017, due to continuing depressed commodity prices and industry conditions, the Compensation Committee did not increase any base salaries for executive officers but instead maintained executive officers’ base salaries at these reduced levels set in 2015.

Annual Non-Equity Incentives

Although in the past we have provided annual non-equity incentive compensation to our executive officers in the form of annual cash bonuses relating to financial and operational achievements during the year, for the purpose of retaining and motivating our executive officers, no performance-based incentive cash bonuses were awarded to any of our named executive officers for performance in 2017. Similarly, due to the downturn in the industry and its effects on our financial performance, we did not pay our executive officers any incentive cash bonus awards in 2017 for the 2016 performance year.

 Long-Term Equity Incentive Awards

In the past, we provided long-term incentive compensation to our executive officers through equity awards granted pursuant to the GulfMark Offshore, Inc. Amended and Restated 2014 Omnibus Equity Incentive Plan, or the 2014 Omnibus Plan. With respect to the 2015 performance year, the Compensation Committee approved awards of restricted stock that were granted to executive officers in 2016.  Pursuant to SEC rules, these awards are disclosed as 2016 compensation in the 2017 Summary Compensation Table, even though such awards were considered by the Compensation Committee as compensation with respect to the 2015 performance year. The Compensation Committee did not award any restricted stock or other equity incentive awards to executive officers in 2017 with respect to the 2016 performance year. The restrictions on all restricted stock held by our executive officers lapsed on the Effective Date pursuant to the Plan.

The use of equity awards is intended to provide incentives to our executive officers to work toward our long-term goals. Pursuant to the Plan, on the Effective Date, we reserved 876,553 shares of Common Stock for issuance by the Board as awards under a post-Effective Date management incentive plan. As of the date of this report, the Board has not yet adopted a management incentive plan.

Severance and Change of Control Arrangements

Currently, we have an employment agreement with our President and Chief Executive Officer that provides for certain severance payments in the event he is terminated without cause or terminates his employment for good reason, including as a result of a change of control, as provided in the agreement. In addition, we have an employment agreement and separate change of control agreement with our Executive Vice President and Chief Financial Officer that include similar provisions. Additional information regarding the terms and provisions of the employment agreements is provided below under “Additional Narrative Disclosure – Agreements Related to Employment.”

The purpose of the severance and change of control arrangements with our named executive officers is to:

●	maintain the continued dedication of the executive officers; and

●	diminish the inevitable distraction of the executive resulting from the uncertainties and risks created by a pending or threatened change of control.

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

We have also entered into a severance protection agreement with our Senior Vice President – Controller, Chief Accounting Officer and Assistant Secretary. The severance protection agreement provides for a severance payment to the executive if he incurs a specified involuntary termination of employment during its term. See “Additional Narrative Disclosure – Agreements Related to Employment – Severance Protection Agreement.” The severance protection agreement is intended to foster the continued employment of this named executive officer and encourage his continued attention and dedication to the Company.

     We are also party to a change of control agreement with our former Senior Vice President, General Counsel and Secretary that provides for certain severance payments and benefits if she incurs a specified termination after a change of control occurs. The change of control agreement only addresses the terms of employment and compensation in the event of a termination of employment in connection with a change of control of the Company, and not as a result of a termination unrelated to such a change of control. It is intended to provide an appropriate retention incentive while balancing the value to the Company of such retention during a change of control transition period. The initial term of the change of control agreement is two years. See “Additional Narrative Disclosure – Change of Control Agreement with Cindy M. Muller.”

Ms. Muller did not have a severance agreement and was an eligible participant in our Severance Benefits Policy applicable to all our employees generally, as in effect at the time of her termination, which provides severance pay based on years of continuous service to terminated or laid-off employees under certain circumstances, including termination without cause or because of a change of control. See “Additional Narrative Disclosure – Severance Benefits Policy.”

Deferred Compensation Plan

We provide our executive officers with the opportunity to defer certain portions of their salary and bonuses paid by us for distribution after retirement or resignation through our DC Plan. The DC Plan is intended to encourage the continued employment of the participating employees and to facilitate the recruiting of executive officers and other highly compensated employees required for our continued growth and profitability. The first 7.5% of compensation deferred by a participant under the DC Plan must be invested in our Common Stock and contributions in excess of that amount can be allocated into either our Common Stock or an account in which we provide a return equivalent to the prime rate plus 2%. Contributions by participants are matched dollar-for-dollar up to 7.5% of the participant’s total cash compensation and we may elect to make additional annual discretionary contributions to the DC Plan equal to a designated percentage of a participant’s total cash compensation for the year. These company-provided contributions vest pro rata over five years. See “Additional Narrative Disclosure – Deferred Compensation Plan.”

ESPP

For a portion of 2017, our Amended and Restated 2011 Employee Stock Purchase Plan, or ESPP, which was qualified under Section 423 of the Internal Revenue Code, was available to all of our U.S. employees and certain subsidiaries. We established the ESPP to permit eligible participants to purchase Common Stock from the Company on favorable terms and pay for such purchases through regular payroll deductions. At the end of each fiscal quarter, or Option Period, during the term of the ESPP, the employee contributions were used to acquire shares of our Common Stock at 85% of the fair market value of the Common Stock on the first or the last day of the Option Period, whichever was lower. In 2017, the Board determined that it was in the best interests of the Company to discontinue the ESPP and terminated the ESPP on March 23, 2017.

Other Benefits

Our executive officers participate in our other benefit plans on the same terms as other employees. These plans include a defined contribution plan, our 401(k) plan, and medical, dental and term life insurance. We have not made any Company contributions to the 401(k) plan since we suspended them in 2015.

Perquisites

We provide our executive officers with limited perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program. For example, we may, from time to time, pay for the monthly membership fees for certain golf or social clubs for our executive officers so that they have an appropriate entertainment forum for customers and vendors.

Although these limited perquisites and other personal benefits do not constitute a material part of our executive compensation program, we believe that they help provide a competitive package to attract and retain executive talent.

Current Base Salary

In light of the continued depressed commodity prices and industry conditions that began in 2014 and have continued into 2018, the Compensation Committee determined that base salaries for our executive officers for 2017 should remain the same as their base salaries for 2015 and 2016, as discussed above. Based on its analysis of these conditions and the factors, goals and objectives described above in “Compensation Program Components – Base Salary,” the Compensation Committee established the following base salaries for 2018 for our named executive officers who are current executive officers, which are the same as their 2017 base salaries, except for Mr. Rubio. As previously reported, Mr. Rubio will be promoted to the position of Chief Financial Officer upon completion of the filing of this Annual Report on Form 10-K and, in connection with his promotion, Mr. Rubio’s salary was increased to $275,000 per annum.

Name	2018 Base Salary
Quintin V. Kneen	$510,000
James M. Mitchell	304,200
Samuel R. Rubio	275,000

2017 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation(2)	Total
Quintin V. Kneen	2017	$510,000	$510,000	$-	$53,675	$1,073,675
President and Chief	2016	510,000	-	660,653	92,825	1,263,478
Executive Officer
James M. Mitchell	2017	304,200	304,200	-	26,877	635,277
Executive Vice	2016	304,200	37,500	367,764	57,821	767,285
President and Chief Financial Officer
Samuel R. Rubio	2017	223,269	223,269	-	1,032	447,570
Sr.Vice President- Controller	2016	223,269	25,000	212,400	34,523	495,192
and Chief Accounting Officer
Cindy M. Muller	2017	270,000	270,000	-	1,584	541,584
Sr. Vice President -	2016	172,083	10,000	36,500	24,776	243,359
General Counsel and Secretary

(1)

For the annual restricted stock awards, in most years the Compensation Committee meets in the first quarter of each year to establish a value for stock to be awarded to the named executive officers with respect to the preceding performance year. The value of restricted stock awarded is determined using an average of the high and low stock price on the grant date of restricted stock awards as follows: June 6, 2016 ($3.54 per share). The restricted stock awards approved by the Compensation Committee on April 12, 2016 subject to stockholder approval at our 2016 annual meeting of stockholders, which were granted on June 6, 2016 for the 2015 performance year, are reported in the “Stock Awards” column for 2016 in accordance with SEC rules. The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of the awards, computed in accordance with FASB ASC No. 718, “Compensation — Stock Compensation” excluding the effect of estimated forfeitures, if any, and do not reflect the actual value that may be realized by the executive. See Note 9 to our consolidated financial statements included in Part II, Item 8 of this report for additional detail regarding assumptions underlying the value of these equity awards.

(2)	All other compensation for 2017 includes the following:

Name	Insurance Policy Premiums	Club Dues	DC Match and Discretionary Contributions	Total
Quintin V. Kneen	$552	$14,873	$38,250	$53,675
James M. Mitchell	360	3,702	22,815	26,877
Samuel R. Rubio	1,032	-	-	1,032
Cindy M. Muller	1,584	-	-	1,584

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of our named executive officers had any unexercised options, unvested shares or other equity incentive plan awards outstanding as of December 31, 2017.

ADDITIONAL NARRATIVE DISCLOSURE

Agreements Related to Employment

We currently have employment agreements with Messr. Kneen and Mitchell. Each agreement entitles the employee to be employed in a specified position with us and to receive a minimum annual base salary. The current term of each agreement expires on December 31, 2017, in each case subject to automatic renewal for additional terms of one year unless 120 days’ notice is given by us or the executive officer prior to termination of the then-current term or the employment agreement otherwise terminates according to its terms. Each employment agreement provides that the executive officer will be eligible to participate in our incentive, savings, retirement and other benefit plans applicable to our executives generally, and for the applicable perquisites described above. The purpose of the employment agreements is to provide the executive officers with compensation and benefits arrangements that are competitive with those of other companies with which we compete for talent.

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

Employment, Change of Control and Separation Agreements with James M. Mitchell

Under the employment agreement with Mr. Mitchell, he is entitled to receive termination benefits in the event his employment terminates under certain specified conditions.

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

Separation Agreement with James M. Mitchell

As previously disclosed, we have entered into a Separation and Mutual Release Agreement, dated February 16, 2018, with Mr. Mitchell, or the Separation Agreement. The Separation Agreement provides that Mr. Mitchell will receive approximately $490,253 (representing 18 months of base salary and welfare benefit continuation) in full satisfaction of our obligations to him under any and all plans, programs or arrangements of our company under which Mr. Mitchell may be entitled to payments and/or benefits in connection with the termination of his employment, including pursuant to his employment agreement and change in control agreement. The Separation Agreement also contains a limited mutual release, as well as mutual non-disparagement obligations. Further, pursuant to the Separation Agreement, Mr. Mitchell will be subject to a six-month non-competition provision and customary confidentiality and non-solicitation covenants.

Severance Protection Agreement

On April 6, 2016, we entered into a Severance Protection Agreement, or Severance Agreement, with Mr. Rubio.

The Severance Agreement has a term of two years and provides for the following severance benefits in the event that the executive incurs an Involuntary Termination of Employment during the term of the Severance Agreement:

●

the Company will pay the executive, at the time specified in the Severance Agreement, an amount equal to two times the executive’s Base Compensation (as defined in the Severance Agreement) in effect immediately prior to the Involuntary Termination of Employment (or, if greater, two times the executive’s Base Compensation in effect immediately prior to March 15, 2015); and

●

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

Amendments to Employment Agreements and Severance Protection Agreement

On November 8, 2017, the Company entered into a letter agreement, each an Amendment Agreement, with each of Messrs. Kneen, Mitchell and Rubio, amending, among other things, each of their respective employment agreements and Severance Agreement, each an Existing Agreement. Each Amendment Agreement provides that, as set forth in the RSA and the Plan:

●

prior to the assumption or rejection of the applicable Existing Agreement, such executive officer and the Board of Directors of the reorganized Company will engage in good faith negotiations regarding changes to such executive officer’s Existing Agreement within the 30-day period following the Effective Date of the Plan; and

●

neither our bankruptcy reorganization nor the transactions contemplated by the Plan will constitute a “Change of Control” for purposes of such Existing Agreement or any other employment, severance, change of control or similar type agreement or arrangement covering such executive officer.

Each Amendment Agreement provides that the Successor will have the right to reject such executive officer’s Existing Agreement if such executive officer and the Board of Directors of the Successor do not come to a mutually acceptable agreement during their respective negotiations.

Retention Bonus Agreements

On March 13, 2017, in an effort to retain top-tier executive talent, the Board, after consultation with our outside advisors and the Compensation Committee, approved the payment of key employee retention bonuses and the execution of agreements, each of which we refer to as a Retention Bonus Agreement, with certain executives of the Company, including each of the named executive officers. The key employee retention bonuses were designed to supplement our existing employee compensation programs. Pursuant to the Retention Bonus Agreements, the Company paid the following aggregate amounts to the named executive officers: Mr. Kneen, $510,000; Mr. Mitchell, $304,200; Mr. Rubio, $250,000; and Ms. Muller, $250,000.

The Retention Bonus Agreements provided for payment to each recipient of cash-denominated awards in two equal installments, subject to continued employment through March 13, 2018, or the Vesting Date, as described below. The first installment was paid upon execution of a Retention Bonus Agreement by the recipient on March 31, 2017. The second installment payment was paid on May 15, 2017 prior to the filing of the Chapter 11 Case.

Under the Retention Bonus Agreements, if prior to the Vesting Date the recipient either (i) voluntarily terminated his or her employment with the Company, other than as a result of an Eligible Retirement (as defined therein) or (ii) his or her employment was terminated by the Company for Cause (as defined in therein), then the recipient would forfeit the right to payment of any remaining installment payments and would be obligated to repay the Company the total amount previously paid pursuant to a Retention Bonus Agreement prior to such termination. If a recipient’s employment was terminated prior to the Vesting Date without Cause, as an Eligible Retirement or by reason of Disability (as defined therein) or death, the recipient would remain eligible to receive any scheduled installment payments and to retain any prior payments under the Retention Bonus Agreements. The recipient’s retention of all or any portion of the retention bonus under his or her Retention Bonus Agreement in connection with a termination without Cause or as an Eligible Retirement was contingent on the recipient executing and not revoking a release agreement.

Deferred Compensation Plan

We sponsor the DC Plan whereby participants were, prior to our emergence from bankruptcy, permitted to elect to contribute a portion of their cash compensation, which was matched by the Predecessor up to a certain point, and to which the Predecessor could elect to make additional discretionary contributions. Contributions by our participants made prior to our emergence from bankruptcy continue to be held in the DC Plan. No participants have made contributions since the Effective Date. Contributions are generally not taxable to the participant until distributed, which generally occurs after retirement or resignation. Participants in the DC Plan are generally our directors and senior management, including all directors prior to the Effective Date and named executive officers.

Although discretionary, the Predecessor had elected every year since inception of the DC Plan to contribute 7.5% of a participant’s total cash compensation to the DC Plan. In addition, contributions by the participants were matched dollar-for-dollar up to 7.5% of the participant’s total cash compensation.

Prior to the Effective date, employee participants were permitted to elect to contribute up to 50% of their base salary and between 10% and 100% of their annual non-equity incentive awards. The first 7.5% of compensation contributed by participants was required to be invested in the Predecessor’s Class A common stock, and all matching and discretionary contributions by the Predecessor were made in the Predecessor’s Class A common stock. Contributions by participants in excess of 7.5% of their cash compensation could be allocated into either the Predecessor’s Class A common stock or an account in which we provide a return equivalent to the prime rate (as reported by the Federal Reserve) plus 2%. For 2017, total stockholder return on the Predecessor’s Class A common stock was a decline of 82% and the applicable interest rate provided under the DC Plan was 5.0%. Subsequent to the Effective Date, no participants in the DC Plan are making current contributions.

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

Indemnification Agreements

In addition, we have indemnification agreements with certain of our executive officers and our independent directors, which provide for indemnification rights in addition to those provided under our governing documents.

Change of Control Agreement with Cindy M. Muller

On March 17, 2017, we entered into the Change of Control Agreement with Ms. Muller. The Change of Control Agreement provided that in the event that Ms. Muller’s employment terminated during the term of the Change of Control Agreement without “Cause,” or Ms. Muller terminated employment for “Good Reason” after a “Change of Control” occured or, in certain circumstances, in connection with an anticipated Change of Control (in each case as such terms were defined in the Change of Control Agreement), Ms. Muller would be entitled to receive payment of the following amounts and benefits:

●	accrued salary and vacation through the date of termination;
●	an amount equal to 2.0 times Ms. Muller’s highest annual salary; and
●	immediate vesting of all unvested stock options and restricted stock.

The Change of Control Agreement only addressed the terms of employment and compensation in the event of a termination of employment in connection with a Change of Control of the Company and not as a result of termination unrelated to such a Change of Control and was intended to provide an appropriate retention incentive while balancing the value to the Company of such retention during a Change of Control transition period. Ms. Muller left our employment on October 20, 2017 and entered into the Muller Separation Agreement on January 26, 2018.

Muller Separation Agreement

As stated above, under the Muller Separation Agreement, Ms. Muller received approximately $144,312 (representing six months of her base salary and three months of welfare benefit continuation) in full satisfaction of our obligations to her under our Severance Benefits Policy, as in effect at the time of her termination, and her Change of Control Agreement. The Muller Separation Agreement also contains a general release and subjects Ms. Muller to a three-month non-competition provision and customary confidentiality and non-solicitation covenants.

Severance Benefits Policy

Ms. Muller did not have an employment agreement or severance agreement with us. Instead, her right to payments and benefits upon a termination or change of control were governed by our Severance Benefits Policy, as in effect at the time of her termination, applicable to all our employees generally, in addition to her rights under the Change of Control Agreement. An employee was eligible for severance benefits under such policy if he or she was terminated due to a reduction in our work force, elimination of the job or position, an insufficient aptitude for continued employment not attributable to any willful cause, or a sale, merger or change of control of the Company. The amount of severance pay received is based on the employee’s years of continuous service. If an employee was laid off due to a reduction in work force, the employee would receive (i) two weeks of pay in lieu of notice if advance notification is not possible, and (ii) two weeks of pay per year of service, subject to a minimum of four weeks and a maximum of 26 weeks or two times the employee’s annual compensation for the prior year (if less). If an employee was terminated within nine months following a change of control for any reason other than resignation or for cause, the employee would receive (i) four weeks of pay in lieu of notice if advance notification was not possible, and (ii) three weeks of pay per year of service, subject to a stated minimum number of weeks based on employment category and a maximum of 52 weeks. Outplacement services were provided in the discretion of the Company, medical and basic life insurance coverage continued for 90 days following termination, and pay was received for vacation earned but not taken. For purposes of such policy, “change of control” had the same meaning as in the employment agreements described above.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information for each person who, as of March 30, 2018, was known by us to be the beneficial owner of more than 5% of the outstanding Common Stock:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class(2)
Raging Capital Management, LLC (3) William C. Martin Kenneth H. Traub Ten Princeton Avenue P.O. Box 228 Rocky Hill, NJ 08553	2,358,388	32.7%
Captain Q, LLC (4) 301 Commerce Street, Suite 3200 Fort Worth, TX 76102	1,168,816	16.2%
Canyon Capital Advisors LLC (5) Mitchell R Julis Joshua S. Friedman 2000 Avenue of the Stars, 11th Floor Los Angeles, CA 90067	1,110,220	15.4%
FMR LLC (6) 245 Summer Street Boston, MA 02210	706,394	9.8%
TIAA-CREF Investment Management, LLC (7) TIAA-CREF High Yield Fund Teachers Advisors, LLC 730 Third Avenue New York, NY 10017-3206	591,434	8.2%
Robert B. Millard (8) 9 East 88th Street New York, NY 10128	425,047	5.9%
Solus Alternative Asset Management LP (9) Solus GP LLC Christopher Pucillo 410 Park Avenue, 11th Floor New York, NY 10022	384,485	5.3%

(1)	Unless otherwise indicated, to our knowledge, the persons listed have sole voting and investment power with respect to their shares of Common Stock as of the date indicated in the footnotes below.

(2)	Ownership percentages are calculated in accordance with the SEC’s beneficial ownership rules based on 7,221,645 shares of Common Stock outstanding as of March 30, 2018 and based on the beneficial ownership reported by the persons and groups as set forth herein and in the following footnotes.

(3)

The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13D filed with the SEC by Raging Capital Offshore Fund, Ltd., a Cayman Islands exempted company, or Raging Capital Offshore Fund, Raging Capital Fund (QP), LP, a Delaware limited partnership, or Raging Capital Fund QP, and, together with Raging Capital Offshore Fund, the Raging Funds, Raging Capital Management, LLC, a Delaware limited liability company, or Raging Capital, and William C. Martin on November 23, 2015, as amended by the Schedule 13D/A (Amendment No. 1) filed by such reporting persons on December 9, 2015, the Schedule 13D/A (Amendment No. 2) filed by Raging Capital and William C. Martin on November 28, 2016, the Schedule 13D/A (Amendment No. 3) filed by such reporting persons on March 7, 2017, the Schedule 13D/A (Amendment No. 4) filed by such reporting persons on May 17, 2017 and the Schedule 13D/A (Amendment No. 5) filed by Raging Capital, William C. Martin and Kenneth H. Traub on November 17, 2017.

Raging Capital is the General Partner of RC GLF 1, LP, a Delaware limited partnership, or RC GLF, in whose name certain of the securities of the Company are held. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital. RC GLF has delegated to Raging Capital sole investment authority with respect to the securities held by RC GLF pursuant to its Limited Partnership Agreement, dated July 17, 2017, which authority may not be terminated by RC GLF upon less than sixty-one days’ written notice to Raging Capital. As a result, each of Raging Capital and William C. Martin may be deemed to beneficially own the securities of the Company held by RC GLF.

Raging Capital is the Investment Manager of the Raging Funds, in whose names certain of the securities of the Company are held. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital. The Raging Funds have delegated to Raging Capital sole investment authority with respect to the securities held by the Raging Funds pursuant to an Investment Management Agreement, dated November 9, 2012, or the IMA. The IMA may be terminated by any party thereto effective at the close of business on the last day of any fiscal quarter by giving the other party not less than sixty-one days’ written notice. As a result, each of Raging Capital and William C. Martin may be deemed to beneficially own the securities of the Company held by the Raging Funds.

In the Schedule 13D/A (Amendment No. 5) filed on November 17, 2017, Raging Capital and William C. Martin each reported shared voting power and shared dispositive power with respect to 2,357,748 shares, including 149,900 shares underlying Equity Warrants; Raging Capital reported sole voting and dispositive power with respect to no shares of Common Stock; William C. Martin reported sole voting and dispositive power with respect to 640 shares, including 586 shares underlying Equity Warrants; and Kenneth H. Traub reported no sole or shared voting or dispositive power with respect to any shares. Such Schedule 13D/A (Amendment No. 5) reported that each of the reporting persons, as a member of a “group” with the other reporting persons for purposes of Rule 13d-5(b)(1) of the Exchange Act, may be deemed to beneficially own the securities of the Company owned by the other reporting persons; the filing of such Schedule 13D shall not be deemed an admission that the reporting persons are, for purposes of Section 13(d) of the Exchange Act, the beneficial owners of any securities of the Company he or it does not directly own; each of the reporting persons specifically disclaims beneficial ownership of the securities of the Company reported therein that he or it does not directly own; and as of the close of business on the date thereof, Kenneth H. Traub did not directly own any securities of the Company.

(4)

The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13D filed with the SEC by Captain Q, LLC, a Texas limited liability company, or Captain Q, on November 22, 2017, which reported that Captain Q is the general partner of 5 Essex, L.P., or 5 Essex, and includes information with respect to the following persons (collectively referred to as the Controlling Persons): Renegade Swish, LLC, a Delaware limited liability company, or RS, and Geoffrey Raynor. Such Schedule 13D indicates that Captain Q and the Controlling Persons may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, although neither the fact of such filing nor anything contained therein shall be deemed to be an admission by them that such a group exists. 5 Essex was a holder of Unsecured Notes Claims (as described in the Plan) and, on the Effective Date, 5 Essex received 1,168,816 shares of the Common Stock issued under the Plan. Captain Q reported sole voting and dispositive power with respect to such 1,168,816 shares. RS is the sole manager of Captain Q and Mr. Raynor controls and indirectly wholly owns RS. On November 14, 2017, Scott McCarty, who is an employee of RS, was appointed to the Board of Directors of the Company.

(5)

The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13G filed with the SEC by Canyon Capital Advisors LLC, or CCA, Mitchell R Julis and Joshua S. Friedman on December 8, 2017, as amended by the Schedule 13G/A (Amendment No. 1) filed by such reporting persons on February 14, 2018, which reported that CCA has sole voting and dispositive power with respect to 1,110,220 shares and Messrs. Julis and Friedman have shared voting and dispositive power with respect to such shares. CCA is an investment advisor to various managed accounts, including Canyon Value Realization Fund, L.P., The Canyon Value Realization Master Fund (Cayman), L.P., Canyon Value Realization Fund MAC 18, Ltd., Canyon Balanced Master Fund, Ltd., Canyon-GRF Master Fund II, L.P., Canyon Distressed Opportunity Master Fund II, L.P., Canyon Blue Credit Investment Fund L.P., Canyon-SL Value Fund, L.P., Canyon-ASP Fund, L.P., EP Canyon Ltd., Canyon Distressed Opportunity Investing Fund II, L.P. and Canyon NZ-DOF Investing, L.P., with the right to receive, or the power to direct the receipt, of dividends from, or the proceeds from the sale of the securities held by, such managed accounts. Messrs. Julis and Friedman control entities which own 100% of CCA.

(6)

The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13G/A filed with the SEC by FMR LLC and Abigail P. Johnson on February 13, 2018, which reported that FMR LLC has sole voting power with respect to 526,408 shares and sole dispositive power with respect to 706,394 shares, and Abigail P. Johnson has sole voting power with respect to none of such shares and sole dispositive power with respect to 706,394 shares. The Schedule 13G/A further states that members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(7)

The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13G filed with the SEC by TIAA-CREF Investment Management, LLC, or Investment Management, TIAA-CREF High Yield Fund and Teachers Advisors, LLC, or Advisors, on February 14, 2018, which reported that TIAA-CREF High Yield Fund had shared voting and dispositive power with respect to 514,665 shares, Advisors had sole voting and dispositive power with respect to 591,434 shares and Investment Management did not have sole or shared voting or dispositive power with respect to any shares. Investment Management is the investment adviser to the College Retirement Equities Fund, or CREF, a registered investment company, and may be deemed to be a beneficial owner of zero shares of our Common Stock owned by CREF. Advisors is the investment adviser to three registered investment companies, TIAA-CREF Funds, or Funds, TIAA-CREF Life Funds, or Life Funds, and TIAA Separate Account VA-1, or VA-1, as well as one or more separately managed accounts of Advisors (collectively referred to as the Separate Accounts), and may be deemed to be a beneficial owner of 591,434 shares of the our Common Stock owned separately by Funds, Life Funds, VA-1 and/or the Separate Accounts. Investment Management and Advisors reported their combined holdings for the purpose of administrative convenience. Each of Investment Management and Advisors expressly disclaims beneficial ownership of the other’s securities holdings and each disclaims that it is a member of a “group” with the other. The number of shares of Common Stock beneficially owned includes the shares of Common Stock issuable upon exercise of the Noteholder Warrants that were issued to the reporting persons.

(8)

The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13G filed with the SEC by Robert B. Millard on December 7, 2017, which reported that Mr. Millard has sole voting and dispositive power with respect to 425,047 shares.

(9)

The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13G filed with the SEC by Solus Alternative Asset Management LP, a Delaware limited partnership, or Solus, Solus GP LLC, a Delaware limited liability company, or GP, and Christopher Pucillo, on February 14, 2018, which reported that each such reporting person has shared voting and dispositive power with respect to 384,485 shares. Solus serves as the investment manager, or the Investment Manager, to certain investment funds and/or accounts, or the Funds, with respect to the shares of our Common Stock held by the Funds; GP serves as the general partner to the Investment Manager with respect to the shares of our Common Stock held by the Funds; and Mr. Pucillo serves as the managing member to the GP with respect to the shares of our Common Stock held by the Funds.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of March 30, 2018, the number and percentage of shares of Common Stock beneficially owned by each of our directors and director nominees, each executive officer named in the 2017 Summary Compensation Table above, and all directors and executive officers as a group. Except as otherwise noted, the named beneficial owner has sole voting power and sole investment power with respect to the shares of Common Stock shown below.

Name	Common Stock Beneficially Owned	Equity Warrants Beneficially Owned	Units Equivalent to Common Stock Beneficially Owned(1)	Units Equivalent to Equity Warrants Beneficially Owned(1)	Total Common Stock Beneficially Owned	Percent of Class(2)
Eugene Davis	-	-	-	-	-	*
Domenic DiPiero	-	-	-	-	-	*
Scott McCarty	-	-	-	-	-	*
Louis Raspino	-	-	-	-	-	*
Krishna Shrivram	-	-	-	-	-	*
Kenneth Traub	-	-	-	-	-	*
Quintin V. Kneen	675	7,296	643	6,949	15,563	*
James M. Mitchell	323	3,488	368	3,981	8,160	*
Samuel R. Rubio	196	2,115	97	1,051	3,459	*
Cindy Muller	20	213	25	266	524	*
All directors and executive officers as a group (9 individuals)	1,194	12,899	1,108	11,981	27,182	*

* less than 1 percent

(1)	Includes shares of our Common Stock and Equity Warrants held for our directors and executive officers under DC Plan that have vested.

(2)	Percentage based solely on Total Common Stock Beneficially Owned.

EQUITY COMPENSATION PLAN INFORMATION

 As of December 31, 2017, we had no compensation plans (including individual compensation arrangements) under which any of our equity securities were authorized for issuance.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Approval of Related Person Transactions

Our Audit Committee is responsible for reviewing and approving the terms and conditions of all proposed transactions between us, any of our officers or directors, or relatives or affiliates of any such officers or directors, to determine whether any such related-party transaction is fair and is in our overall best interest. There have been no related-party transactions since January 1, 2016 to report.

Board Independence

 Our Board has determined that all six of our current non-management directors qualify as “independent” directors under the NYSE American corporate governance rules and that each member of the Audit Committee qualifies as “independent” under Rule 10A-3 of the Exchange Act. Each of our six non-management directors is also a “non-employee director” as defined under Exchange Act Rule 16b-3 and an “outside director” as defined in Section 162(m) of the Internal Revenue Code.

 In accordance with the independence requirements under the NYSE American rules, our Board affirmatively determined that all six non-management directors had no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). A director is not independent under the NYSE American listing requirements applicable to us if:

●	the director was employed by us within the preceding three years;
●	an immediate family member of the director was an executive officer for us within the preceding three years;
●

the director or an immediate family member of the director received from us more than $120,000 during any twelve-month period, within the preceding three years, in direct compensation, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such service is not contingent in any way on continued service);

●

the director was affiliated with or employed by, or an immediate family member of the director was affiliated with or employed in a professional capacity by, a present or former internal or external auditor of us, within the preceding three years;

●

the director or an immediate family member of the director was employed, within the preceding three years, as an executive officer of another company where any of our present executives serve or served on that company’s compensation committee; or

●

the director is a current employee, or an immediate family member of the director is a current executive officer, of a company that has made payments to or received payments from us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000 or five percent of such other company’s consolidated gross revenues.

Our Board does not consider a material relationship that would impair a director’s independence to exist solely due to the fact that a director is an executive officer of, or beneficially owns in excess of a 10% equity interest in, another company:

●	that does business with us, and the amount of the annual payments to us is less than five percent of our annual consolidated gross revenues, or $200,000, whichever is more;
●	that does business with us, and the amount of the annual payments by us to such other company is less than five percent of our annual consolidated gross revenues, or $200,000, whichever is more; or
●	to which we were indebted at the end of its last fiscal year in an aggregate amount that is less than five percent of our consolidated assets.

 For relationships not covered by the guidelines in the immediately preceding paragraph, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, is made by our Board members who satisfy the independence guidelines described above.

ITEM 14. Principal Accountant Fees and Services

Independent Public Accountant Fees and Services

Audit fees billed for the last two years for professional services rendered by KPMG LLP in 2017 and in 2016 are set forth on the table below:

	Year Ended December 31,
	2017	2016
Audit Fees(1)	$1,635,083	$1,295,825
Audit-Related Fees(2)	22,015	75,382
Tax Fees(3)	-	-
Other(4)	60,774	54,698
Total	$1,717,872	$1,425,905

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

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee approves all audit and tax services provided by our independent auditor prior to the engagement of the independent auditor with respect to such services. The Audit Committee’s pre-approval policy provides for pre-approval of specifically described audit related and other services by the Chairman of the Audit Committee with respect to the permitted services. None of the services described above were approved by the Audit Committee under the de minimis exception provided by Rule 2-01(c) (7) (i) (C) under Regulation S-X.

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

(3) Exhibits

2.1

Order of the Bankruptcy Court, dated October 4, 2017, confirming the Company’s Amended Chapter 11 Plan of Reorganization, including a copy of the Company’s Amended Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on October 5, 2017).

3.1	Amended and Restated Certificate of Incorporation of GulfMark Offshore, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A filed on November 14, 2017).

3.2	Amended and Restated Bylaws of GulfMark Offshore, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 8-A filed on November 14, 2017).

4.1

Provisions of our Amended and Restated Certificate of Incorporation defining the rights of the holders of Common Stock (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A filed on November 14, 2017).

4.2

Provisions of our Amended and Restated Bylaws defining the rights of the holders of Common Stock (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 8-A filed on November 14, 2017).

4.3	Specimen Stock Certificate representing Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed on November 14, 2017).

4.4	Form of Redemption Warrant Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A filed on November 14, 2017).

4.5

Equity Warrant Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed on November 14, 2017).

4.6

Noteholder Warrant Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 17, 2017).

10.1

Registration Rights Agreement by and among GulfMark Offshore, Inc. and certain holders identified therein (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 8-A filed on November 14, 2017).

10.2

Credit Facility Agreement, dated November 14, 2017, by and among GulfMark Rederi AS, DNB Bank ASA, New York Branch, as agent, DNB Capital LLC as revolving lender and as swingline lender, and certain funds managed by Hayfin Capital Management LLP as term lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 17, 2017).

10.3+	Letter Agreement, dated November 8, 2017, between GulfMark Offshore, Inc. and Quintin V. Kneen (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 15, 2017).

10.4+	Letter Agreement, dated November 8, 2017, between GulfMark Offshore, Inc. and James M. Mitchell (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 15, 2017).

10.5+	Letter Agreement, dated November 8, 2017, between GulfMark Offshore, Inc. and Samuel R. Rubio (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on November 15, 2017).

10.6+

Amended and Restated Employment Agreement, dated effective as of May 11, 2017, among GulfMark Offshore, Inc., GulfMark Americas, Inc. and Quintin V. Kneen (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 18, 2017).

10.7+

Change of Control Agreement dated March 17, 2017 and effective January 1, 2017 between GulfMark Offshore, Inc. and Cindy Muller (incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed on May 10, 2017).

10.8+

Form of Key Employee Retention Bonus Agreement dated effective March 13, 2017 between GulfMark Offshore, Inc. and named executive officers of GulfMark Offshore, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 17, 2017).

10.9+	Severance Protection Agreement, dated April 6, 2016, by and between GulfMark Offshore, Inc. and Samuel R. Rubio (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 11, 2016).

10.10+	Letter agreement between Quintin V. Kneen and GulfMark Offshore, Inc. dated March 23, 2015 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 26, 2015).

10.11+	Letter agreement between James M. Mitchell and GulfMark Offshore, Inc. dated March 23, 2015 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 26, 2015).

10.12+	Employment Agreement, dated May 30, 2013, between James M. Mitchell and GulfMark Offshore, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 4, 2013).

10.13+	Change of Control Agreement, dated May 30, 2013, between James M. Mitchell and GulfMark Offshore, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 4, 2013).

10.14+	GulfMark Offshore, Inc. Deferred Compensation Plan (incorporated by reference to Appendix C to our definitive proxy statement filed on April 29, 2011) (SEC File No. 001-33607).

10.15+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 24, 2010) (SEC File No. 001-33607).

10.16+	GulfMark Offshore, Inc. Severance Benefits Policy, effective as of August 1, 2001 (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on October 19, 2009) (SEC File No. 001-33607).

10.17+

Amendment to GulfMark Offshore, Inc. Severance Benefits Policy, effective as of October 13, 2009 (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on October 19, 2009) (SEC File No. 001-33607).

10.18+

Separation and Mutual Release Agreement, dated February 16, 2018, between GulfMark Offshore, Inc. and James M. Mitchell (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 22, 2018).

10.19+*	Separation and General Release Agreement, dated January 16, 2018, between GulfMark Offshore, Inc. and Cindy Muller.

21.1*	Subsidiaries of GulfMark Offshore, Inc.

23.1*	Consent of KPMG LLP.

31.1*	Section 302 Certification for Q.V. Kneen.

31.2*	Section 302 Certification for J.M. Mitchell.

32.1*	Section 906 Certification furnished for Q.V. Kneen.

32.2*	Section 906 Certification furnished for J.M. Mitchell.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition.

+ Management contracts or compensatory plans or arrangements.

* Filed or furnished herewith.

** The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

ITEM 16. Form 10-K Summary

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GulfMark Offshore, Inc.

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Quintin V. Kneen	Chief Executive Officer, President and Director	April 2, 2018
Quintin V. Kneen	(Principal Executive Officer)

/s/ James. M. Mitchell	Executive Vice President and Chief Financial Officer	April 2, 2018
James M. Mitchell	(Principal Financial Officer)

/s/ Samuel R. Rubio	Senior Vice President, Controller and Chief Accounting Officer	April 2, 2018
Samuel R. Rubio	(Principal Accounting Officer)

/s/ Eugene Davis	Director	April 2, 2018
Eugene Davis

/s/ Domenic DiPiero	Director	April 2, 2018
Domenic DiPiero

/s/ Scott McCarty	Director	April 2, 2018
Scott McCarty

/s/ Louis Raspino	Director	April 2, 2018
Louis Raspino

/s/ Krishna Shivram	Director	April 2, 2018
Krishna Shivram

/s/ Kenneth Traub	Director	April 2, 2018
Kenneth Traub