Form 10-Q
period 2018-03-31
GULFMARK OFFSHORE INC
filed 2018-05-11
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☒	NO ☐

Number of shares of Common Stock, $0.01 par value, outstanding as of May 9, 2018: 7,193,490

GulfMark Offshore, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “foresee,” “should,” “could,” “would,” “may,” “might,” “will,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

●

the effects of our Chapter 11 Case (as hereinafter defined) on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

●	the effects of our Chapter 11 Case on our company and on the interests of various constituents, including holders of our common stock, par value $0.01 per share, or Common Stock, and debt instruments;
●	our ability to access the public capital markets;
●	our ability to continue as a going concern in the long term;
●	the potential adverse effects of our Chapter 11 Case on our liquidity, results of operations, or business prospects;
●	our ability to execute our business plan;
●	the cost, availability and access to capital and financial markets;
●	tax planning;
●	market conditions and the effect of such conditions on our future results of operations;
●	demand for marine supply and transportation services;
●	supply of vessels and companies providing services;
●	future capital expenditures and budgets for capital and other expenditures;
●	sources and uses of and requirements for financial resources;
●	market outlook;
●	operations outside the United States;
●	contractual obligations;
●	cash flows and contract backlog;
●	timing and cost of completion of vessel upgrades, construction projects and other capital projects;
●	asset impairments and impairment evaluations;
●	assets held for sale;
●	business strategy;
●	growth opportunities;
●	competitive position;
●	expected financial position;
●	interest rate and foreign exchange risk;

●	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
●	timing and duration of required regulatory inspections for our vessels;
●	plans and objectives of management;
●	effective date and performance of contracts;
●	outcomes of legal proceedings;
●	compliance with applicable laws;
●	declaration and payment of dividends; and
●	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. It should be understood that it is not possible to predict or identify all risks, uncertainties and assumptions. Factors that could impact these areas and our overall business and financial performance and cause actual results to differ from these forward-looking statements include, but are not limited to, assumptions, risks and uncertainties associated with:

●	the risk factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017;
●	operational risk;
●	volatility in oil and natural gas prices or significant and sustained or additional declines in oil and natural gas prices;
●	sustained weakening of demand for our services;
●	general economic and business conditions;
●	the business opportunities that may be presented to and pursued or rejected by us;
●	insufficient access to sources of liquidity;
●	changes in law or regulations including, without limitation, changes in tax laws;
●	fewer than anticipated deepwater and ultra-deepwater drilling units operating in the Gulf of Mexico, the North Sea, offshore Southeast Asia or in other regions in which we operate;
●	unanticipated difficulty in effectively competing in or operating in international markets;
●	the level of fleet additions by us and our competitors that could result in overcapacity in the markets in which we compete;
●	advances in exploration and development technology;
●	dependence on the oil and natural gas industry;
●	drydocking delays or cost overruns on construction projects or insolvency of shipbuilders;
●	inability to accurately predict vessel utilization levels and day rates;
●	lack of shipyard or equipment availability;
●	unanticipated customer suspensions, cancellations, rate reductions or non-renewals;
●	uncertainty caused by the ability of customers to cancel some long-term contracts for convenience;
●	further reductions in capital expenditure budgets by customers;
●	ongoing capital expenditure requirements;

●	uncertainties surrounding deepwater permitting and exploration and development activities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,861	$64,613
Trade accounts receivable, net of allowance for doubtful accounts of $3,515 and $3,470, respectively	18,539	20,378
Other accounts receivable	3,196	7,471
Inventory	1,546	1,323
Prepaid expenses	5,833	4,319
Other current assets	1,133	5,416
Total current assets	83,108	103,520

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $13,177 and $4,392, respectively	363,110	363,845
Construction in progress	334	283
Deferred costs and other assets	7,045	4,307
Total assets	$453,597	$471,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,776	$12,770
Income and other taxes payable	1,371	1,540
Accrued personnel costs	5,290	5,040
Accrued interest expense	396	451
Accrued restructuring charges	-	7,458
Accrued professional fees	1,567	1,825
Other accrued liabilities	4,056	3,406
Total current liabilities	22,456	32,490
Long-term debt	92,436	92,365
Long-term income taxes:
Deferred income tax liabilities	2,869	2,992
Other income taxes payable	18,727	18,374
Other liabilities	1,135	1,244
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	-	-
Common Stock, $0.01 par value; 25,000 shares authorized; 7,043 and 7,043 shares issued and 7,042 and 7,042 outstanding, respectively	70	70
Additional paid-in capital	317,932	317,932
Retained earnings (deficit)	(11,727)	3,511
Accumulated other comprehensive income	9,699	2,977
Treasury stock	(70)	(70)
Deferred compensation	70	70
Total stockholders' equity	315,974	324,490
Total liabilities and stockholders' equity	$453,597	$471,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenue	$24,366	$24,359
Costs and expenses:
Direct operating expenses	21,975	19,175
Drydock expense	-	2,902
General and administrative expenses	6,909	9,578
Pre-petition restructuring charges	-	5,853
Depreciation and amortization	8,941	13,570
Loss on sale of assets	25	5,273
Total costs and expenses	37,850	56,351
Operating loss	(13,484)	(31,992)
Other income (expense):
Interest expense	(2,754)	(18,436)
Interest income	121	7
Reorganization items	(285)	-
Foreign currency gain (loss) and other	1,650	(187)
Total other income (expense)	(1,268)	(18,616)
Loss before income taxes	(14,752)	(50,608)
Income tax expense	(486)	(74,207)
Net loss	$(15,238)	$(124,815)
Net loss per share:
Basic	$(1.52)	$(4.93)
Diluted	$(1.52)	$(4.93)
Weighted average shares outstanding:
Basic	9,998	25,300
Diluted	9,998	25,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net loss	$(15,238)	$(124,815)
Comprehensive income:
Foreign currency translation gain	6,722	6,566
Total comprehensive loss	$(8,516)	$(118,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2018
(In thousands)

	Common Stock at $0.01 par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2017	$70	$317,932	$3,511	$2,977	(2)	$(70)	$70	$324,490
Net loss	-	-	(15,238)	-	-	-	-	(15,238)
Translation adjustment	-	-	-	6,722	-	-	-	6,722
Balance at March 31, 2018	$70	$317,932	$(11,727)	$9,699	(2)	$(70)	$70	$315,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cash flows from operating activities:
Net loss	$(15,238)	$(124,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,941	13,570
Loss on sale of assets	25	5,273
Amortization of stock-based compensation	-	1,112
Amortization and write-off of deferred financing costs	519	10,283
Provision for doubtful accounts receivable, net of write-offs	-	546
Deferred income tax expense (benefit)	(632)	73,216
Foreign currency transaction (gain) loss	(2,292)	298
Change in operating assets and liabilities:
Accounts receivable	6,586	1,558
Prepaids and other	(800)	(1,009)
Deferred drydocking charges	(2,256)	-
Accounts payable	(3,168)	(1,535)
Other accrued liabilities and other	(8,824)	10,126
Net cash used in operating activities	(17,139)	(11,377)
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(126)	(24,377)
Proceeds from disposition of vessels and equipment	10	3,000
Net cash used in investing activities	(116)	(21,377)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	-	58,468
Repayments of borrowings under revolving loan facility	-	(2,000)
Debt issuance costs	(228)	(4,299)
Net cash (used in) provided by financing activities	(228)	52,169
Effect of exchange rate changes on cash	2,271	(96)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,212)	19,319
Cash, cash equivalents and restricted cash at beginning of period	68,073	8,822
Cash, cash equivalents and restricted cash at end of period	$52,861	$28,141
Supplemental cash flow information:
Interest paid, net of interest capitalized	$2,216	$756
Income taxes paid, net	234	613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)	GENERAL INFORMATION

Organization and Nature of Operations

The condensed consolidated financial statements of GulfMark Offshore, Inc. and its subsidiaries included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to GulfMark Offshore, Inc. and its subsidiaries. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, has been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On May 17, 2017, GulfMark Offshore, Inc. filed a voluntary petition, or the Chapter 11 Case, under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On October 4, 2017, the Bankruptcy Court entered an order approving the Amended Chapter 11 Plan of Reorganization, as confirmed, or the Plan. On November 14, 2017, or the Effective Date, the Plan became effective pursuant to its terms and we emerged from the Chapter 11 Case.

On the Effective Date, we adopted and applied the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or Fresh Start Accounting, in connection with our emergence from bankruptcy. Upon emergence from the Chapter 11 Case, we qualified for and adopted Fresh Start Accounting in accordance with the provisions set forth in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, No. 852, “Reorganizations” as (i) holders of existing shares of the Predecessor (as defined below) immediately before the Effective Date received less than 50 percent of the voting shares of the Successor (as defined below) entity and (ii) the reorganization value of the Successor was less than its post-petition liabilities and estimated allowed claims immediately before the Effective Date. Under Fresh Start Accounting, our balance sheet on the date of emergence reflects all of our assets and liabilities at their fair values. Our emergence and the adoption of Fresh Start Accounting resulted in a new reporting entity, or the Successor, for financial reporting purposes. To facilitate our discussion and analysis of our vessels, financial condition and results of operations herein, we refer to the reorganized company as the Successor for periods subsequent to November 14, 2017 and the Predecessor for periods prior to November 15, 2017. In addition, we adopted new accounting policies related to drydock expenditures and depreciation of our long-lived assets. As a result, our consolidated financial statements and the accompanying notes thereto after November 14, 2017 are not comparable to our consolidated financial statements and the accompanying notes thereto prior to November 15, 2017. Our presentations herein include a “black line” division to delineate and reinforce this lack of comparability. The effects of the Plan and the application of Fresh Start Accounting were reflected in the consolidated balance sheet as of November 14, 2017, and the related adjustments thereto were recorded in the consolidated statement of operations for the Predecessor period ended November 14, 2017.

Revenue Recognition

We adopted ASC 606, “Revenue from Contracts with Customers,” or ASC 606, as of January 1, 2018. We applied ASC 606 retrospectively after the Effective Date of our emergence from bankruptcy on November 14, 2017 using the following practical expedients allowed by the standard.

●	Contracts that ended prior to December 31, 2017 were not restated.
●

For reporting periods prior to January 1, 2018, we did not disclose the transaction price allocated to any remaining performance obligations related to open contracts as of December 31, 2017 or our expected timing on revenue recognition.

The adoption of ASC 606 primarily resulted in an immaterial change in the classification of reimbursable expenses we incurred on behalf of our customers. Prior to the adoption of ASC 606 the reimbursable revenues recognized and expenses incurred were classified on a gross basis in the statement of operations. After adopting ASC 606 only the fee that we earn is recorded as revenue.

Revenue is measured based on the consideration specified in a contract with a customer. Our charter hire contracts contain a single performance obligation. We generate revenue by providing a specific vessel along with a crew that both operates and maintains the vessel contracted by the customer and supports the offshore activities of the customer. In exchange we receive a daily contractual charter rate. Currently, contractual charter terms range from several days to five years. We recognize revenue over time as the customer simultaneously receives and consumes the benefits of the offshore marine support services we provide. Generally, our right to consideration from our customers corresponds directly with the value to the customer of our performance to date for substantially all our revenues. Accordingly, we usually recognize revenue as invoiced for vessel charter services. Payments for services rendered are typically due from the customer within 30 to 45 days from the invoice date. Accordingly, we do not adjust the promised consideration for the effects of a significant financing component as the period between when the services are rendered and the payment is made by our customers is less than one year.

Taxes assessed by a governmental authority related to specific revenue producing transactions and collected by us from customers are excluded from revenue. We operate our business in three segments (see Note 7): the North Sea, Southeast Asia and the Americas. Revenue in each of these segments is provided below.

	Successor
	Three months ended March 31, 2018
	North Sea	Southeast Asia	Americas	Total
Services
Charter hire revenues	$15,224	$1,922	$6,776	$23,922
Management fees and reimbursables	198	15	231	444
	$15,422	$1,937	$7,007	$24,366

	Predecessor
	Three months ended March 31, 2017
	North Sea	Southeast Asia	Americas	Total
Services
Charter hire revenues	$13,694	$3,072	$7,175	$23,941
Management fees and reimbursables	301	96	21	418
	$13,995	$3,168	$7,196	$24,359

In the North Sea, we manage three vessels for third-party owners and receive a fee for providing support services ranging from chartering assistance to full operational management. These managed vessels only provide a small direct financial contribution and are included in the North Sea revenues under management fees and reimbursables.

Costs of obtaining contracts - We expense the incremental costs of obtaining contracts when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. The incremental costs of obtaining charter hire contracts that have greater than a one-year term are deferred and amortized over the term of the related charter hire contract. As of March 31, 2018, we have not deferred any incremental costs of obtaining contracts.

Costs of fulfilling contracts – We immediately expense the cost of fulfilling contracts unless these costs: (i) relate directly to an existing contract; (ii) generate or enhance resources that will be used to satisfy performance obligations in the future; and (iii) are expected to be recovered. As of March 31, 2018, we have not deferred any contract fulfillment costs.

Contract assets and liabilities - We occasionally receive an upfront fee (mobilization fee) to cover the costs associated with moving the vessel and crew to the operating location and its return. These fees are recorded as a contract liability and amortized over the term of the related contract. We did not receive any upfront fees during the quarter ended March 31, 2018.

Cash Flow Statement

In November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash.”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Under the new standard, cash, cash equivalents, restricted cash and restricted cash equivalents are combined and the beginning-of-period and end-of-period combined totals are reconciled on the statement of cash flows.  We adopted ASU 2016-18 as of January 1, 2018 and applied it retrospectively to the periods presented in our condensed consolidated statements of cash flows.  Our December 31, 2017 condensed consolidated balance sheet includes restricted cash of $3.5 million under Deferred costs and other assets related primarily to cash backed performance bonds associated with two vessels operating in our Americas segment. These performance bonds were released during the first quarter of 2018 and there is no restricted cash on our condensed consolidated balance sheet as of March 31, 2018. In addition, there were no restricted cash balances on our condensed consolidated balance sheets at the beginning or at the end of the three-month period ending March 31, 2017. The adoption of ASU 2016-18 resulted in a $3.5 million increase in net cash used in operating activities for the three months ended March 31, 2018.

Earnings Per Share

Basic Earnings Per Share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of our common stock, par value $0.01 per share, or Common Stock, outstanding during the period. Diluted EPS is computed using the treasury stock method for Common Stock equivalents.

(2)	VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the three months ended March 31, 2017, the Predecessor capitalized $0.1 million of interest. We had no vessels under construction during the three months ended March 31, 2018.

During the first quarter of 2017, the Predecessor took delivery of a vessel built in Norway and paid a final installment on delivery of 195.0 million Norwegian Kroner, or NOK (approximately $23.1 million). In March 2017, the Predecessor sold two fast supply vessels and recorded combined losses on sales of assets of $5.3 million. We had no vessel additions or dispositions during the quarter ended March 31, 2018 and had no vessels under construction at March 31, 2018.

(3)	DEBT

Our debt at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Term Loan Facility	$100,000	$100,000
Debt Issuance Costs	(7,564)	(7,635)
Total	$92,436	$92,365

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2018	-
2019	-
2020	10,000
2021	20,000
2022	70,000
Thereafter
Total	$100,000

Credit Facility Agreement

On November 14, 2017, GulfMark Rederi AS, or Rederi, a subsidiary of GulfMark Offshore, Inc., entered into an agreement, or the Credit Facility Agreement, with DNB Bank ASA, New York Branch, as agent, DNB Capital LLC as revolving and swingline lender, and certain funds managed by Hayfin Capital Management LLP as term lenders, providing for two credit facilities: a senior secured revolving credit facility, or the Revolving Credit Facility, and a senior secured term loan facility, or the Term Loan Facility (or, together, the Facilities). The Revolving Credit Facility provides $25.0 million of borrowing capacity, including $12.5 million for swingline loans and $5.0 million for letters of credit. The Term Loan Facility provides a $100.0 million term loan, which was funded in full on November 14, 2017. Borrowings under the Revolving Credit Facility may be denominated in U.S. Dollars, NOK, British Pounds Sterling and Euros. Both Facilities mature on November 14, 2022.

Our costs incurred to negotiate and close the Credit Facility Agreement totaled $9.8 million. These costs are deferred and amortized into interest expense in our consolidated statements of operations. We attributed $7.8 million of the debt issuance costs to the Term Loan Facility. These costs are amortized into interest expense using the effective interest method. The unamortized cost, which totaled $7.6 million at March 31, 2018 and at December 31, 2017, is presented in our consolidated balance sheets and in the debt table above as an offset to our Term Loan Facility borrowing. We attributed $2.0 million of the debt issuance costs to the Revolving Credit Facility. These costs are amortized into interest expense using the straight-line method over the term of the agreement. The unamortized cost, which totaled $2.0 million at March 31, 2018 and $1.7 million at December 31, 2017, is presented in our consolidated balance sheets in deferred costs and other assets.

Borrowings under the Facilities accrue interest on U.S. Dollar borrowings at our option using either (i) the adjusted U.S. prime rate plus 5.25% or (ii) the LIBOR Rate plus 6.25%. NOK loans substitute LIBOR with an adjusted Norwegian offered quotation rate for deposits in NOK and Euro loans substitute LIBOR with an adjusted euro interbank offered rate administered by the European Money Markets Institute.

At March 31, 2018, we had $100.0 million in borrowings outstanding under the Term Loan Facility and no loans outstanding under the Revolving Credit Facility. At March 31, 2018, we had an aggregate of $1.7 million of letters of credit outstanding and $23.3 million of unused borrowing capacity under the Revolving Credit Facility. At March 31, 2018, our weighted average interest rate on borrowings under the Term Loan Facility was 8.36%.

Repayment of borrowings under the Facilities is guaranteed by GulfMark Offshore, Inc. and each of its significant subsidiaries (or, collectively with Rederi, the Obligors), and is secured by a lien on 27 collateral vessels, or the Collateral Vessels, and substantially all other assets of the Obligors. Commitments under the Revolving Credit Facility will be reduced beginning on November 14, 2020 in semiannual increments of approximately $3.1 million until maturity. The Term Loan Facility is payable in semiannual installments beginning on November 14, 2020 and based on a five-year level principal payment schedule, payable semiannually.

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

The Credit Facility Agreement was evaluated for embedded derivatives that must be bifurcated and separately accounted for as freestanding derivatives. The nature of any embedded features must be analyzed to determine whether each feature requires bifurcation by both (1) meeting the definition of a derivative and (2) not being considered clearly and closely related to the host contract. We have identified three features in the Credit Facility Agreement that are considered embedded derivatives. There is a contingent interest feature related to default interest, a breakage costs potential not related to prepayments, and certain potential contingent payments related to increased costs caused by changes in law. We determined that the value of these features are de minimis at the inception of the agreement and as of March 31, 2018. We do not foresee events that would require a value adjustment in our consolidated financial statements. We will continue to assess the likelihood of triggering events and to the extent they are determined to be material, these features will be bifurcated from the debt instrument and subsequently marked to fair value in our consolidated statements of operations.

The Credit Facility Agreement contains financial covenants that require that we maintain: (i) minimum liquidity of $30.0 million, including $15.0 million in cash, (ii) a leverage ratio (total debt to 12 months EBITDA) of not more than 5.0 to 1.0, tested quarterly beginning December 31, 2020, (iii) a total debt to capital ratio, tested quarterly, not to exceed 0.45 to 1.0, and (iv) a collateral to commitment coverage ratio of at least 2.50 to 1.0. The Credit Facility Agreement contains a number of restrictions that limit our ability to, among other things, sell Collateral Vessels, borrow money, make investments, incur additional liens on assets, buy or sell assets, merge, or pay dividends and contains a number of potential events of default related to our business, financial condition and vessel operations. Collateral Vessel operations are also subject to a variety of restrictive provisions. Proceeds from borrowings under the Credit Facility Agreement may not be used to acquire vessels or finance business acquisitions generally. At March 31, 2018, we were in compliance with all of the financial covenants under the Credit Facility Agreement.

(4)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). Our estimated annual effective tax rate includes the recognition of a valuation allowance on our deferred tax assets. The total tax expense including the recognition of the valuation allowance for the first quarter of 2018 was $0.5 million.

On December 22, 2017, the statute originally named the Tax Cuts and Jobs Act, or the 2017 Tax Act, was signed into law making significant changes to the Internal Revenue Code, including reducing the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to U.S. subsidiaries, eliminating or limiting certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments. As a result of the tax reform, we recorded a provisional deferred tax benefit at December 31, 2017 of $15.2 million in connection with the one-time transition tax on foreign earnings and profits and the remeasurement of certain deferred tax assets and liabilities. In accordance with current SEC guidance we will report the impact of final provisional amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the tax reform.

As of March 31, 2018, we have not completed the accounting for any of the tax effects of the tax reform described above and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and there is no impact to the March 31, 2018 effective tax rate for such provisional amounts.

(5)	COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.7 million as of March 31, 2018 and $3.2 million as of December 31, 2017. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

(6)	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” to increase transparency and comparability among organizations by recognizing all leases on the balance sheet and disclosing key information about leasing arrangements. In January 2018, the FASB issued a Proposed ASU to provide targeted improvements to ASU 2016-02, which (i) provides for a new transition method whereby companies may elect to adopt ASU 2016-02 prospectively in the period of adoption and (ii) provides lessors with a practical expedient not to separate non-lease and lease components. The main difference between current accounting standards and ASU 2016-02 is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current accounting standards. While we are continuing to assess all potential impacts of these standards, we expect the measurement and recording of our revenues related to the offshore marine support and transportation services to remain substantially unchanged. However, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and may vary in some instances. With respect to leases where we are the lessee, we expect to recognize right of use assets and lease liabilities for these leases. The new standard is effective for fiscal years beginning after December 15, 2018. We intend to adopt the new lease standard on January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments.” The objective of the new standard is to eliminate diversity in practice related to the classification of certain cash receipts and payments by adding or clarifying guidance on eight classification issues related to the statement of cash flows. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard on January 1, 2018 did not have a material effect on our financial condition or results of operations. The standard was applied retrospectively to all periods presented.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires recognition of tax consequences in the period in which a transfer takes place, with the exception of inventory transfers. There will be an immediate effect on earnings if the tax rates in the tax jurisdictions of the selling entity and buying entity are different. The adoption of this standard on January 1, 2018 did not have a material effect on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The adoption of this standard on January 1, 2018 did not have a material effect on our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits,” to improve statement of operations presentation of the components of the net periodic pension cost related to defined benefit plans. The adoption of this standard on January 1, 2018 did not have a material effect on our financial condition or results of operations.

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

Operating Loss by Operating Segment

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended March 31, 2018 -- Successor
Revenue	$15,422	$1,937	$7,007	$-	$24,366
Direct operating expenses	14,034	1,619	6,322	-	21,975
General and administrative expenses	1,901	555	988	3,465	6,909
Depreciation and amortization	5,134	1,369	2,276	162	8,941
Loss on sale of assets	-	-	25	-	25
Operating loss	$(5,647)	$(1,606)	$(2,604)	$(3,627)	$(13,484)

Quarter Ended March 31, 2017 -- Predecessor
Revenue	$13,995	$3,168	$7,196	$-	$24,359
Direct operating expenses	10,074	2,244	6,857	-	19,175
Drydock expense	2,880	-	22	-	2,902
General and administrative expenses	1,789	760	2,198	4,831	9,578
Pre-petition restructuring charges	-	-	-	5,853	5,853
Depreciation and amortization	5,618	1,782	5,565	605	13,570
Loss on sale of assets	-	-	5,273	-	5,273
Operating loss	$(6,366)	$(1,618)	$(12,719)	$(11,289)	$(31,992)

Total Assets -- Successor
March 31, 2018	$272,251	$64,809	$109,886	$6,651	$453,597
December 31, 2017	271,759	66,299	118,654	15,243	471,955

At December 31, 2017, we had $92.0 million and at March 31, 2018, we had $89.8 million in long-lived assets attributable to the United States, our country of domicile.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017. Unless otherwise indicated, references to “we,” “us,” “our” and the “Company” refer collectively to GulfMark Offshore, Inc., a Delaware corporation, and its subsidiaries.

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

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations is international. Our fleet has grown in both size and capability, from 11 vessels in 1990 to our present number of 69 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of May 10, 2018, our fleet included 66 owned vessels, 29 of which were stacked, and three managed vessels, none of which were stacked.

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

Oil Price Impact

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2018. Beginning in late 2014, oil prices declined significantly from early year levels of over $100 per barrel. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices began to recover over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel by year end. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $70 per barrel in 2018 to date. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector.

Markets

North Sea. We continue to expect significant activity in the North Sea region during 2018. We also expect the continued focus on operator savings and oversupply of offshore supply vessels, or OSVs, to adversely impact vessel day rates. Although cost efficiencies are currently a priority of operators, we believe the North Sea region remains viable long-term with several large field developments in the United Kingdom, or U.K., and Norwegian sectors forecasted by industry analysts, along with decommissioning work and projects in the renewables sector. We expect these factors, combined with an upturn in drilling in remote northerly areas such as the Barents Sea, Kara Sea and offshore Greenland, to drive demand in the North Sea region in the coming years, although we can provide no assurance as to when these developments may occur.

Southeast Asia. The Southeast Asia resource basin consists predominantly of shallow water mature fields where production drilling is expected to continue throughout 2018. It is apparent that operators, both national oil companies and independent operators, are experiencing significant pressure to reduce their costs in light of depressed oil prices and as a result their capital expenditure budgets may continue to fall. As of the date of this report, we generally expect exploration drilling activities to remain at current levels throughout 2018 in the Southeast Asian markets, resulting in a continuation of current market conditions for anchor handling, towing and support vessels, or AHTSs, although further declines in commodity prices or reductions of operators’ capital budgets would result in additional downward pressure on drilling activities in this region, and therefore on market conditions for AHTSs.

   Americas. During 2017, we continued to experience pressure on our utilization and day rates in the Americas in all areas in which we operate. We do not expect the market in the Americas operating segment to recover to any great extent in 2018, but we do expect increased activity compared to 2017 levels. In December 2013, Mexico’s Congress approved a constitutional reform to allow private investment in Mexico’s energy sector which effectively ended the state controlled (Petróleos Mexicanos) 75-year monopoly on oil and natural gas extraction and production. We anticipate Mexico to be a growing market for expanded deepwater activity when market conditions improve. We plan to continue to actively pursue opportunities in the area as they arise.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating income or loss. We use the information that follows to evaluate the performance of our business.

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues by Region (000's) (a):
North Sea Based Fleet (b)	$15,422	$13,995
Southeast Asia Based Fleet	1,937	3,168
Americas Based Fleet	7,007	7,196

Average Rates Per Day Worked (c):
North Sea Based Fleet (b)	$11,049	$10,437
Southeast Asia Based Fleet	4,714	5,433
Americas Based Fleet	7,107	8,790

Overall Utilization (c):
North Sea Based Fleet	56.8%	59.2%
Southeast Asia Based Fleet	45.6%	58.1%
Americas Based Fleet	36.9%	28.3%

Average Owned Vessels (d):
North Sea Based Fleet (b)	27.0	24.7
Southeast Asia Based Fleet	10.0	10.0
Americas Based Fleet	29.0	32.5
Total	66.0	67.2

(a)	Includes owned and managed vessels.
(b)

Revenues for vessels in the North Sea based fleet are primarily earned in British Pounds Sterling (GBP), Norwegian Kroner (NOK) and Euros, and have been converted to U.S. Dollars (US$) at the average exchange rate for the period. See “- Currency Fluctuations and Inflation” below for exchange rates.

(c)

Average rate per day worked is defined as total charter revenues divided by number of days worked. Overall utilization rate is defined as the total number of days worked divided by total number of days of availability in the period.

(d)

Average number of vessels is calculated based on the aggregate number of vessel days available during each period divided by the number of calendar days in such period. Includes owned vessels only and is adjusted for vessel additions and dispositions occurring during each period.

Comparison of the Three Months Ended March 31, 2018 (Successor) with the Three Months Ended March 31, 2017 (Predecessor)

For the Successor three months ended March 31, 2018, we had a net loss of $15.2 million, or $1.52 per diluted share, on revenues of $24.4 million. During the Predecessor three months ended March 31, 2017, we had a net loss of $124.8 million, or $4.93 per diluted share, on revenues of $24.4 million.

Our revenues for the quarter ended March 31, 2018 remained constant compared to the quarter ended March 31, 2017. Average day rates decreased from $8,970 during the first quarter of 2017 to $8,726 during the first quarter of 2018 resulting in a $1.7 million decline in revenue. Utilization increased approximately 2 percentage points, from 44.1% in the quarter ended March 31, 2017 to 46.3% in the quarter ended March 31, 2018, which had negligible impact on revenue due to the change in the mix and day rates of vessels under contract. The weakness of the U.S. Dollar was responsible for a further revenue increase of $1.6 million, while the full quarter effect of the addition of a new build vessel during the first quarter of 2017 contributed an additional $0.2 million to revenue. Our average fleet size decreased due to the sale of two vessels during the first quarter of 2017. The sold vessels were stacked in the first quarter of 2017 and as a result there was no revenue effect related to the sale.

We had an operating loss of $13.5 million for the three months ended March 31, 2018, compared to a $32.0 million operating loss during the same period of 2017. Drydock expense decreased $2.9 million and depreciation and amortization expense decreased $4.6 million from the three months ended March 31, 2017 to the three months ended March 31, 2018. Both of these decreases are attributable to changes in accounting policies related to our adoption of the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or Fresh Start Accounting. General and administrative expenses decreased $2.7 million due largely to a decrease in compensation-related expenses and bad debt expense during the 2018 quarter. In addition, during the first quarter of 2017 we recorded $5.9 million of pre-petition restructuring charges related to our bankruptcy filing and restructuring. Partially offsetting these decreases was an increase in direct operating expenses of $2.8 million, mainly due to the increase in utilization and the impact from mobilization of vessels between operating regions during the first quarter of 2018. During the first quarter of 2017, we recognized a loss on sale of asset of $5.3 million related to the sale of two vessels.

North Sea

North Sea revenue increased $1.4 million, or 10.2%, for the Successor quarter ended March 31, 2018, compared to the Predecessor quarter ended March 31, 2017. Even though day rates increased from $10,437 in the first quarter of 2017 to $11,049 in the current quarter, revenue decreased by $1.1 million due to the contract mix and a decrease in utilization from 59.2% in the first quarter of 2017 to 56.8% in the first quarter of 2018. Weakness in the U.S. Dollar caused an increase in revenue of $1.6 million. Capacity increased $0.9 million mainly due to the transfer of two vessels back to the North Sea region from the Americas region at the beginning of 2018 and the full quarter effect of a new-build vessel delivered during the first quarter of 2017. Operating loss decreased from $6.4 million during the quarter ended March 31, 2017 to $5.6 million for the same period in 2018. For the first quarter of 2018 drydock expense decreased $2.9 million and depreciation and amortization expense decreased $0.5 million due mainly to changes in accounting policies related to Fresh Start Accounting. Partially offsetting these decreases was an increase in direct operating expenses of $4.0 million, mainly related to fuel expense associated with the mobilization of two vessels to the North Sea from the Americas, a deductible charged relating to an insurance claim on equipment on one of our vessels, and increased crew costs. General and administrative expenses increased slightly.

Southeast Asia

Revenue in Southeast Asia decreased $1.2 million, or 38.9%, for the Successor quarter ended March 31, 2018 when compared to the Predecessor quarter ended March 31, 2017. Utilization decreased from 58.1% in the first quarter of 2017 to 45.6% in the first quarter of 2018, resulting in a decrease of $0.7 million in revenue. In addition, day rates decreased from $5,433 in the first quarter of 2017 to $4,714 in the current quarter, contributing $0.5 million to the decrease in revenue. Operating loss stayed constant at $1.6 million during the quarters ended March 31, 2017 and 2018. Partially offsetting the decrease in revenue was a decrease of $0.6 million in direct operating expenses resulting from lower utilization during the first quarter of 2018. In addition, general and administrative expenses decreased $0.2 million due mainly to a decrease in compensation-related expenses, while depreciation and amortization expense decreased $0.4 million mainly due to the change in accounting policy related to Fresh Start Accounting.

Americas

Revenue in the Americas decreased $0.2 million, or 2.6%, in the Successor first quarter of 2018 compared to the Predecessor first quarter of 2017. Day rates decreased from $8,790 during the first quarter of 2017 to $7,107 during the first quarter of 2018, causing a decrease in revenue of $0.1 million. Capacity decreased $2.9 million due to the transfer of two vessels from the Americas region into the North Sea region at the beginning of 2018. Partially offsetting these decreases was an increase in utilization of approximately nine percentage points, from 28.3% in the first quarter of 2017 to 36.9% in the first quarter of 2018, which increased revenue by $2.3 million. We recorded an operating loss of $2.6 million during the first quarter of 2018 compared to an operating loss of $12.7 million during the first quarter of 2017. Offsetting the decrease in revenue was a decrease in direct operating expenses of $0.5 million, due largely to the decrease in fleet size as a result of the mobilization of two vessels out of the region and continued cost cutting measures. In addition, general and administrative expenses decreased $1.2 million mainly as a result of decreases in compensation-related expenses and bad debt expense. Depreciation and amortization expense decreased $3.3 million due to the change in accounting policy related to Fresh Start Accounting and the decrease in fleet size in the region. In addition, during the 2017 quarter we recognized a loss on sale of two vessels of $5.3 million.

Other

Other expense decreased by $17.3 million, from $18.6 million in the Predecessor first quarter of 2017 to $1.3 million during the Successor first quarter of 2018. The change is due mainly to $9.7 million of expense related to the write off of debt issuance costs associated with our revolving credit facilities and former senior notes during the first quarter of 2017 and lower interest expense related to our restructured debt subsequent to our emergence from bankruptcy. In addition, during the first quarter of 2018 we recorded a $0.3 million reorganization item charge related to the bankruptcy and a foreign currency gain of $1.7 million.

Tax Rate

Our effective tax rate for the Successor first quarter of 2018 was an expense of 3.3%, compared to an expense of 146.6% for the Predecessor first quarter of 2017. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions, recognition of a valuation allowance on certain of our deferred tax assets and the effect of the lower tax rate in the U.S. due to the statute originally named the Tax Cuts and Jobs Act which was passed at the end of 2017.

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

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2018. Beginning in late 2014, oil prices declined significantly, reaching a low of less than $30 per barrel in the first quarter of 2016. Prices began to recover over the remainder of 2016, stabilizing at over $40 per barrel for much of the second and third quarters of 2016 and further increasing to over $50 per barrel by year end. Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017 before recovering to over $70 per barrel in 2018 to date. The downturn of the last few years has significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector. The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity position.

A primary cause of our bankruptcy filing was that our operating cash flows had reached a level that could not maintain our operations and service our debt. In the months immediately following the beginning of the industry downturn in late 2014, we prioritized cash cost reductions by, among other measures, reducing office staff and mariners, reducing compensation to remaining staff and mariners, and stacking vessels, including eliminating crews for stacked vessels and deferring required drydocks. We were successful in significantly reducing our cost structure with direct operating expenses dropping by over 65% from 2014 to 2017 and general and administrative costs decreasing by over 40%. However, our revenues declined in the same comparative period by approximately 80%. In the bankruptcy, our focus was to reduce our debt and infuse additional capital. Significant achievements in the bankruptcy were the elimination of almost $450 million of long term debt (plus accrued interest), a complete restructuring of our bank financing and the inflow of $125 million in cash for new equity. We expect operating cash flows to continue to be marginal in the near term. Upon emerging from bankruptcy, we had $100 million in long-term debt outstanding with the capacity to borrow an additional $25 million under our Revolving Credit Facility described below. See “– Resources and Liquidity.” At March 31, 2018, we had approximately $52.9 million in cash on hand and $23.3 million in borrowing capacity under our Revolving Credit Facility and, under the agreement governing our $100 million Term Loan Facility and our $25 million Revolving Credit Facility (both discussed below), repayment provisions and some of the restrictive financial covenants do not become fully effective until 2020. Our future results will depend on our ability to maintain a low-cost structure and the level to which the industry recovers. We believe we have sufficient cash on hand plus borrowing capacity under our Revolving Credit Facility to supplement our operations to enable us to continue to fund our operations and to service our existing debt.

Cash and Working Capital

At March 31, 2018, our cash on hand totaled $52.9 million and net working capital was $60.7 million.

Operating Activities

Net cash used in operating activities for the Successor period ended March 31, 2018 was $17.1 million. Net cash used in operating activities for the Predecessor period ended March 31, 2017 was $11.4 million. The variance was due primarily to lower interest expense offset be negative working capital changes.

Investing Activities

Net cash used in investing activities for the Successor period ended March 31, 2018 was $0.1 million. Net cash used in investing activities for the Predecessor period ended March 31, 2017 was $21.4 million. The decrease in cash used in investing activities was primarily related to the decreased activity in our new build program during the 2018 quarter.

Financing Activities

Net cash used by financing activities for the Successor period ended March 31, 2018 was $0.2 million, while net cash provided by financing activities for the Predecessor period ended March 31, 2017 was $52.2 million. The decrease in cash provided by financing activities during the current year quarter was primarily due to the decrease in proceeds from borrowings under our revolving loan facility at the time, partially offset by repayment of borrowings and payment for debt issuance cost.

 Resources and Liquidity

On November 14, 2017, GulfMark Rederi AS, a subsidiary of GulfMark Offshore, Inc., entered into an agreement, or the Credit Facility Agreement, with DNB Bank ASA, New York Branch, as agent, DNB Capital LLC as revolving and swingline lender, and certain funds managed by Hayfin Capital Management LLP as term lenders, providing for two credit facilities: a senior secured revolving credit facility, or the Revolving Credit Facility, and a senior secured term loan facility, or the Term Loan Facility (or, together, the Facilities). The Revolving Credit Facility provides $25.0 million of borrowing capacity, including $12.5 million for swingline loans and $5.0 million for letters of credit. The Term Loan Facility provides a $100.0 million term loan, which was funded in full on November 14, 2017. Borrowings under the Revolving Credit Facility may be denominated in U.S. Dollars, NOK, GBP and Euros. Both Facilities mature on November 14, 2022. The Credit Facility Agreement contains a number of restrictions that limit our ability to, among other things, sell collateral vessels, borrow money, make investments, incur additional liens on assets, buy or sell assets, merge, or pay dividends.

At March 31, 2018, we had $100.0 million in borrowings outstanding under the Term Loan Facility and no loans outstanding under the Revolving Credit Facility. At March 31, 2018, we had an aggregate of $1.7 million of letters of credit outstanding under the Revolving Credit Facility and $23.3 million of unused borrowing capacity under the Revolving Credit Facility. See Note 3 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

We may, from time to time, issue debt or equity securities, or a combination thereof, subject to the limitations pursuant to our Credit Facility Agreement and other contractual obligations, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current credit ratings, current market conditions and other factors beyond our control.

Off-Balance Sheet Arrangements

At March 31, 2018 and December 31, 2017, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore, we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in British Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (EUR). The North Sea fleet generated 63.3% of our total consolidated revenue for the quarter ended March 31, 2018. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD).

For the three months ended March 31, 2018 and 2017, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	1 US$ =	1 US$ =

GBP	0.718	0.807
NOK	7.835	8.432
Euro	0.813	0.938
Brazilian Real	3.244	3.141
Singapore Dollar	1.319	1.416

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

Reflected in the accompanying unaudited condensed consolidated balance sheet at March 31, 2018, is $9.7 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at March 31, 2018 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended March 31, 2018 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS
Exhibit	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

3.1	Amended and Restated Certificate of Incorporation of GulfMark Offshore, Inc.	Exhibit 3.1 to our Registration Statement on Form 8-A filed on November 14, 2017

3.2	Amended and Restated Bylaws of GulfMark Offshore, Inc.	Exhibit 3.2 to our Registration Statement on Form 8-A filed on November 14, 2017

10.1	Separation and General Release Agreement, dated January 16, 2018, between GulfMark Offshore, Inc. and Cindy Muller	Exhibit 10.19 to our Annual Report on Form 10-K filed on April 2, 2018

10.2	Separation and Mutual Release Agreement, dated February 16, 2018, between GulfMark Offshore, Inc. and James M. Mitchell	Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2018

10.3	GulfMark Offshore, Inc. Severance Benefits Program (As Amended and Restated Effective February 22, 2018)	Filed herewith

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for S.R. Rubio	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for S.R. Rubio	Furnished herewith

101.INS* 101.SCH* 101.CAL* 101.LAB* 101.PRE* 101.DEF*

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

* The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GulfMark Offshore, Inc.

	By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Senior Vice President and Chief Financial Officer

Date: May 10, 2018