Form 10-Q
period 2018-06-30
GULFMARK OFFSHORE INC
filed 2018-08-14
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $0.01 par value, outstanding as of August 13, 2018: 7,535,705

GulfMark Offshore, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “foresee,” “should,” “could,” “would,” “may,” “might,” “will,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

●	the proposed Tidewater Merger (as hereinafter defined), including the expected timing and completion of the Tidewater Merger;
●

the effects of our Chapter 11 Case (as hereinafter defined) on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

●	the effects of our Chapter 11 Case on our company and on the interests of various constituents, including holders of our common stock and debt instruments;
●	our ability to access the public capital markets;
●	our ability to continue as a going concern in the long term;
●	the potential adverse effects of our Chapter 11 Case on our liquidity, results of operations, or business prospects;
●	our ability to execute our business plan;
●	the cost, availability and access to capital and financial markets;
●	tax planning;
●	market conditions and the effect of such conditions on our future results of operations;
●	demand for marine supply and transportation services;
●	supply of vessels and companies providing services;
●	future capital expenditures and budgets for capital and other expenditures;
●	sources and uses of and requirements for financial resources;
●	market outlook;
●	operations outside the United States;
●	contractual obligations;
●	cash flows and contract backlog;
●	timing and cost of completion of vessel upgrades, construction projects and other capital projects;
●	asset impairments and impairment evaluations;
●	assets held for sale;
●	business strategy;
●	growth opportunities;
●	competitive position;
●	expected financial position;

●	interest rate and foreign exchange risk;
●	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
●	timing and duration of required regulatory inspections for our vessels;
●	plans and objectives of management;
●	effective date and performance of contracts;
●	outcomes of legal proceedings;
●	compliance with applicable laws;
●	declaration and payment of dividends; and
●	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. It should be understood that it is not possible to predict or identify all risks, uncertainties and assumptions. Factors that could impact these areas and our overall business and financial performance and cause actual results to differ from these forward-looking statements include, but are not limited to, assumptions, risks and uncertainties associated with:

●	the risk factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A “Risk Factors” in this report;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as hereinafter defined);
●	the risk that our stockholders may not adopt the Merger Agreement;
●	the risk that the necessary regulatory approvals, if any, for the proposed Tidewater Merger may not be obtained or may be obtained subject to conditions that are not anticipated;
●	risks that any of the closing conditions to the proposed Tidewater Merger may not be satisfied in a timely manner;
●	risks related to disruption of management time from ongoing business operations due to the proposed Tidewater Merger;
●	risks related to our incurrence of transaction and related costs in connection with the proposed Tidewater Merger, which may be greater than we anticipate;
●	failure to realize the benefits expected from the proposed Tidewater Merger;
●	the effect of the announcement of the proposed Tidewater Merger on our ability to retain customers and retain key personnel and maintain relationships with suppliers;
●	the effect of the announcement of the proposed Tidewater Merger on the trading prices of our securities and on our operating results and business generally;
●	potential litigation in connection with the proposed Tidewater Merger;
●	operational risk;
●	volatility in oil and natural gas prices or significant and sustained or additional declines in oil and natural gas prices;
●	sustained weakening of demand for our services;
●	general economic and business conditions;
●	the business opportunities that may be presented to and pursued or rejected by us;
●	insufficient access to sources of liquidity;

●	changes in law or regulations including, without limitation, changes in tax laws;
●	fewer than anticipated deepwater and ultra-deepwater drilling units operating in the Gulf of Mexico, the North Sea, offshore Southeast Asia or in other regions in which we operate;
●	unanticipated difficulty in effectively competing in or operating in international markets;
●	the level of fleet additions by us and our competitors that could result in overcapacity in the markets in which we compete;
●	advances in exploration and development technology;
●	dependence on the oil and natural gas industry;
●	drydocking delays or cost overruns on construction projects or insolvency of shipbuilders;
●	inability to accurately predict vessel utilization levels and day rates;
●	lack of shipyard or equipment availability;
●	unanticipated customer suspensions, cancellations, rate reductions or non-renewals;
●	uncertainty caused by the ability of customers to cancel some long-term contracts for convenience;
●	further reductions in capital expenditure budgets by customers;
●	ongoing capital expenditure requirements;
●	uncertainties surrounding deepwater permitting and exploration and development activities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$44,978	$64,613
Trade accounts receivable, net of allowance for doubtful accounts of $1,023 and $3,470, respectively	17,336	20,378
Other accounts receivable	3,778	7,471
Inventory	1,686	1,323
Prepaid expenses	6,171	4,319
Other current assets	1,183	5,416
Total current assets	75,132	103,520

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $21,360 and $4,392, respectively	345,003	363,845
Construction in progress	255	283
Deferred costs and other assets	7,068	4,307
Total assets	$427,458	$471,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,469	$12,770
Income and other taxes payable	1,733	1,540
Accrued personnel costs	5,298	5,040
Accrued interest expense	380	451
Accrued restructuring charges	-	7,458
Accrued professional fees	644	1,825
Other accrued liabilities	3,680	3,406
Total current liabilities	19,204	32,490
Long-term debt	93,155	92,365
Long-term income taxes:
Deferred income tax liabilities	2,381	2,992
Other income taxes payable	17,562	18,374
Other liabilities	1,090	1,244
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 25,000 shares authorized; 7,460 and 7,043 shares issued and 7,458 and 7,042 outstanding, respectively	75	70
Additional paid-in capital	318,521	317,932
Retained earnings (deficit)	(25,302)	3,511
Accumulated other comprehensive income	772	2,977
Treasury stock	(70)	(70)
Deferred compensation	70	70
Total stockholders' equity	294,066	324,490
Total liabilities and stockholders' equity	$427,458	$471,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
		(In thousands, except per share amounts)

Revenue	$26,453	$24,641	$50,819	$49,000
Costs and expenses:
Direct operating expenses	20,022	19,384	41,997	38,559
Drydock expense	-	1,654	-	4,556
General and administrative expenses	7,245	8,804	14,154	18,381
Pre-petition restructuring charges	-	11,933	-	17,787
Depreciation and amortization	9,002	13,578	17,943	27,148
(Gain) loss on sale of assets	(228)	(32)	(203)	5,241
Total costs and expenses	36,041	55,321	73,891	111,672
Operating loss	(9,588)	(30,680)	(23,072)	(62,672)
Other income (expense):
Interest expense	(2,841)	(5,716)	(5,595)	(24,152)
Interest income	92	9	213	16
Reorganization items	(137)	(5,094)	(422)	(5,094)
Foreign currency transaction loss and other	(2,242)	(204)	(592)	(391)
Total other income (expense)	(5,128)	(11,005)	(6,396)	(29,621)
Loss before income taxes	(14,716)	(41,685)	(29,468)	(92,293)
Income tax (provision) benefit	1,141	1,138	655	(73,069)
Net loss	$(13,575)	$(40,547)	$(28,813)	$(165,362)
Loss per share:
Basic	$(1.36)	$(1.58)	$(2.88)	$(6.50)
Diluted	$(1.36)	$(1.58)	$(2.88)	$(6.50)
Weighted average shares outstanding:
Basic	9,998	25,583	9,998	25,442
Diluted	9,998	25,583	9,998	25,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(13,575)	$(40,547)	$(28,813)	$(165,362)
Comprehensive income (loss):
Foreign currency translation gain (loss)	(8,927)	16,225	(2,205)	22,791
Total comprehensive loss	$(22,502)	$(24,322)	$(31,018)	$(142,571)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2018
(In thousands)

	Common Stock at $0.01 Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compen- sation	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2017	$70	$317,932	$3,511	$2,977	(2)	$(70)	$70	$324,490
Net loss	-	-	(28,813)	-	-	-	-	(28,813)
Issuance of common stock and other	5	589	-	-	-	-	-	594
Translation adjustment	-	-	-	(2,205)	-	-	-	(2,205)
Balance at June 30, 2018	$75	$318,521	$(25,302)	$772	(2)	$(70)	$70	$294,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cash flows from operating activities:
Net loss	$(28,813)	$(165,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,943	27,148
(Gain) loss on sale of assets	(203)	5,241
Amortization of stock-based compensation	589	1,896
Amortization and write-off of deferred financing costs	1,067	10,279
Provision for doubtful accounts receivable, net of write-offs	(115)	801
Deferred income tax expense (benefit)	(1,056)	73,107
Foreign currency transaction loss	7	380
Change in operating assets and liabilities:
Accounts receivable	6,731	1,072
Prepaids and other	(1,572)	(4,891)
Deferred drydocking charges	(3,116)	-
Accounts payable	(5,232)	(3,202)
Other accrued liabilities and other	(9,376)	11,076
Net cash used in operating activities	(23,146)	(42,455)
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(363)	(24,663)
Proceeds from disposition of vessels and equipment	283	3,032
Net cash used in investing activities	(80)	(21,631)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	-	58,443
Proceeds from borrowings under DIP financing facility	-	17,000
Repayments of borrowings under loan facilities	-	(2,000)
Other financing costs	-	(4,299)
Debt issuance costs	(230)	-
Net cash (used in) provided by financing activities	(230)	69,144
Effect of exchange rate changes on cash	361	237
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,095)	5,295
Cash, cash equivalents and restricted cash at beginning of period	68,073	8,822
Cash, cash equivalents and restricted cash at end of period	$44,978	$14,117
Supplemental cash flow information:
Interest paid, net of interest capitalized	$4,535	$2,590
Income taxes paid, net	744	1,129

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

On July 15, 2018, GulfMark Offshore, Inc. entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tidewater Inc., or Tidewater. As provided in the Merger Agreement, a to-be-formed wholly-owned subsidiary corporation of Tidewater will merge with and into GulfMark Offshore, Inc., resulting in GulfMark Offshore, Inc. becoming a wholly-owned subsidiary of Tidewater, or the First Merger. Immediately thereafter, Tidewater will cause GulfMark Offshore, Inc. to merge into a to-be-formed wholly-owned subsidiary limited liability company, or NewCo, with NewCo continuing as a wholly-owned subsidiary of Tidewater, or the Second Merger and, together with the First Merger, the Tidewater Merger. The Tidewater Merger is subject to approval by the stockholders of both entities and certain other conditions and, if approved, is expected to close in the fourth quarter of 2018, subject to possible extension under circumstances described in the Merger Agreement. See Note 8.

Revenue Recognition

We adopted ASC 606, “Revenue from Contracts with Customers,” or ASC 606, as of January 1, 2018. We applied ASC 606 retrospectively after the Effective Date of our emergence from bankruptcy on November 14, 2017 using the following practical expedients allowed by the standard:

●	Contracts that ended prior to December 31, 2017 were not restated.
●

For reporting periods prior to January 1, 2018, we did not disclose the transaction price allocated to any remaining performance obligations related to open contracts as of December 31, 2017 or our expected timing on revenue recognition.

The adoption of ASC 606 primarily resulted in an immaterial change in the classification of reimbursable expenses we incurred on behalf of our customers. Prior to the adoption of ASC 606 the reimbursable revenues recognized and expenses incurred on behalf of our customers were classified on a gross basis in the statement of operations. After adopting ASC 606 only the fee that we earn is recorded as revenue.

Revenue is measured based on the consideration specified in a contract with a customer. Our charter hire contracts contain a single performance obligation. We generate revenue by providing a specific vessel along with a crew that both operates and maintains the vessel contracted by the customer and supports the offshore activities of the customer. In exchange we receive a daily contractual charter rate. Currently, contractual charter terms range from several days to five years. We recognize revenue over time as the customer simultaneously receives and consumes the benefits of the offshore marine support services we provide. Generally, our right to consideration from our customers corresponds directly with the value to the customer of our performance to date for substantially all our revenues. Accordingly, we usually recognize revenue as invoiced for vessel charter services. Payments for services rendered do not have a financing component as they are typically due from the customer within 30 to 45 days from the invoice date.

Taxes assessed by a governmental authority related to specific revenue producing transactions and collected by us from customers are excluded from revenue. We operate our business in three segments (see Note 7): the North Sea, Southeast Asia and the Americas. Revenue in each of these segments is provided below.

	Successor				Predecessor
	Three months ended June 30, 2018				Three months ended June 30, 2017
	North Sea	Southeast Asia	Americas	Total	North Sea	Southeast Asia	Americas	Total
Services
Charter hire revenues	$16,637	$1,646	$7,753	$26,036	$14,687	$2,052	$7,041	$23,780
Management fees and reimbursables	212	23	182	417	252	89	520	861
	$16,849	$1,669	$7,935	$26,453	$14,939	$2,141	$7,561	$24,641

	Successor				Predecessor
	Six months ended June 30, 2018				Six months ended June 30, 2017
	North Sea	Southeast Asia	Americas	Total	North Sea	Southeast Asia	Americas	Total
Services
Charter hire revenues	$31,861	$3,568	$14,529	$49,958	$28,381	$5,124	$14,216	$47,721
Management fees and reimbursables	410	38	413	861	553	185	541	1,279
	$32,271	$3,606	$14,942	$50,819	$28,934	$5,309	$14,757	$49,000

In the North Sea, we manage three vessels for third-party owners and receive a fee for providing support services ranging from chartering assistance to full operational management. These managed vessels only provide a small direct financial contribution and are included in the North Sea revenues under management fees and reimbursables.

Costs of obtaining contracts - We expense the incremental costs of obtaining contracts when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. The incremental costs of obtaining charter hire contracts that have greater than a one-year term are deferred and amortized over the term of the related charter hire contract. As of June 30, 2018, we have not deferred any incremental costs of obtaining contracts.

Costs of fulfilling contracts – We immediately expense the cost of fulfilling contracts unless these costs: (i) relate directly to an existing contract; (ii) generate or enhance resources that will be used to satisfy performance obligations in the future; and (iii) are expected to be recovered. As of June 30, 2018, we have not deferred any contract fulfillment costs.

Contract assets and liabilities - We occasionally receive an upfront fee (mobilization fee) to cover the costs associated with moving the vessel and crew to the operating location and its return. These fees are recorded as a contract liability and amortized over the term of the related contract. We received $61,000 in upfront fees during the three- and six-month periods ended June 30, 2018 which were amortized over the term of the related contract.

Cash Flow Statement

In November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash.”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Under the new standard, cash, cash equivalents, restricted cash and restricted cash equivalents are combined and the beginning-of-period and end-of-period combined totals are reconciled on the statement of cash flows.  We adopted ASU 2016-18 as of January 1, 2018 and applied it retrospectively to the periods presented in our condensed consolidated statements of cash flows.  Our December 31, 2017 condensed consolidated balance sheet included restricted cash of $3.5 million under “Deferred costs and other assets” related primarily to cash-backed performance bonds associated with two vessels operating in our Americas segment. These performance bonds were released during the first quarter of 2018 and there is no restricted cash on our condensed consolidated balance sheet as of June 30, 2018. In addition, there were no restricted cash balances on our condensed consolidated balance sheets at the beginning or at the end of the six-month period ended June 30, 2017. The adoption of ASU 2016-18 resulted in a $3.5 million increase in net cash used in operating activities for the six months ended June 30, 2018.

Earnings Per Share

Basic Earnings Per Share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of our common stock, par value $0.01 per share, or Common Stock, outstanding during the period. Diluted EPS is computed using the treasury stock method for Common Stock equivalents.

(2)	VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the six months ended June 30, 2017, the Predecessor capitalized $0.1 million of interest. We had no vessels under construction during the three- and six-month periods ended June 30, 2018.

During the first quarter of 2017, the Predecessor took delivery of a vessel built in Norway and paid a final installment on delivery of 195.0 million Norwegian Kroner, or NOK (approximately $23.1 million). In March 2017, the Predecessor sold two fast supply vessels and recorded combined losses on sales of assets of $5.3 million. We had no vessel additions or dispositions during the six months ended June 30, 2018 and had no vessels under construction at June 30, 2018.

(3)	DEBT

Our debt at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Term Loan Facility	$100,000	$100,000
Debt Issuance Costs	(6,845)	(7,635)
Total	$93,155	$92,365

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2018	-
2019	-
2020	10,000
2021	20,000
2022	70,000
Thereafter
Total	$100,000

Term Loan and Revolving Credit Facilities

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

Our costs incurred to negotiate and close the Credit Facility Agreement totaled $9.8 million. These costs are deferred and amortized into interest expense in our consolidated statements of operations. We attributed $7.8 million of the debt issuance costs to the Term Loan Facility. These costs are amortized into interest expense using the effective interest method. The unamortized cost, which totaled $6.8 million at June 30, 2018 and $7.6 million at December 31, 2017, is presented in our consolidated balance sheets and in the debt table above as an offset to our Term Loan Facility borrowing. We attributed $2.0 million of the debt issuance costs to the Revolving Credit Facility. These costs are amortized into interest expense using the straight-line method over the term of the agreement. The unamortized cost, which totaled $1.8 million at June 30, 2018 and $1.7 million at December 31, 2017, is presented in our consolidated balance sheets in “Deferred costs and other assets.”

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

At June 30, 2018, we had $100.0 million in borrowings outstanding under the Term Loan Facility and no loans outstanding under the Revolving Credit Facility. At June 30, 2018, we had an aggregate of $1.6 million of letters of credit outstanding and $23.4 million of unused borrowing capacity under the Revolving Credit Facility. At June 30, 2018, our weighted average interest rate on borrowings under the Term Loan Facility was 8.59%.

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

The Credit Facility Agreement was evaluated for embedded derivatives that must be bifurcated and separately accounted for as freestanding derivatives. The nature of any embedded features must be analyzed to determine whether each feature requires bifurcation by both (1) meeting the definition of a derivative and (2) not being considered clearly and closely related to the host contract. We have identified three features in the Credit Facility Agreement that are considered embedded derivatives. There is a contingent interest feature related to default interest, a breakage costs potential not related to prepayments, and certain potential contingent payments related to increased costs caused by changes in law. We determined that the value of these features are de minimis at the inception of the agreement and as of June 30, 2018. We do not foresee events that would require a value adjustment in our consolidated financial statements. We will continue to assess the likelihood of triggering events and to the extent they are determined to be material, these features will be bifurcated from the debt instrument and subsequently marked to fair value in our consolidated statements of operations.

The Credit Facility Agreement contains financial covenants that require that we maintain: (i) minimum liquidity of $30.0 million, including $15.0 million in cash, (ii) a leverage ratio (total debt to 12 months EBITDA) of not more than 5.0 to 1.0, tested quarterly beginning December 31, 2020, (iii) a total debt to capital ratio, tested quarterly, not to exceed 0.45 to 1.0, and (iv) a collateral to commitment coverage ratio of at least 2.50 to 1.0. The Credit Facility Agreement contains a number of restrictions that limit our ability to, among other things, sell Collateral Vessels, borrow money, make investments, incur additional liens on assets, buy or sell assets, merge, or pay dividends and contains a number of potential events of default related to our business, financial condition and vessel operations. Collateral Vessel operations are also subject to a variety of restrictive provisions. Proceeds from borrowings under the Credit Facility Agreement may not be used to acquire vessels or finance business acquisitions generally. At June 30, 2018, we were in compliance with all of the financial covenants under the Credit Facility Agreement.

(4)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). Our estimated annual effective tax rate includes the recognition of a valuation allowance on our deferred tax assets. The total tax benefit for the first six months of 2018 was $0.7 million.

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

As of June 30, 2018, we have not completed the accounting for any of the tax effects of the tax reform described above and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and there is no impact to the June 30, 2018 effective tax rate for such provisional amounts.

(5)	COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.6 million as of June 30, 2018 and $3.2 million as of December 31, 2017. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

Operating Loss by Operating Segment
	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended June 30, 2018 -- Successor
Revenue	$16,849	$1,669	$7,935	$-	$26,453
Direct operating expenses	12,050	1,508	6,464	-	20,022
General and administrative expenses	1,683	478	1,098	3,986	7,245
Depreciation and amortization	5,177	1,370	2,281	174	9,002
(Gain) loss on sale of assets	(243)	15	-	-	(228)
Operating loss	$(1,818)	$(1,702)	$(1,908)	$(4,160)	$(9,588)

Quarter Ended June 30, 2017 -- Predecessor
Revenue	$14,939	$2,141	$7,561	$-	$24,641
Direct operating expenses	10,212	2,224	6,948	-	19,384
Drydock expense	1,534	(8)	128	-	1,654
General and administrative expenses	1,883	1,015	1,428	4,478	8,804
Pre-petition restructuring charges	167	6	45	11,715	11,933
Depreciation and amortization	5,707	1,783	5,488	600	13,578
Gain on sale of assets	-	(32)	-	-	(32)
Operating loss	$(4,564)	$(2,847)	$(6,476)	$(16,793)	$(30,680)

	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Six Months Ended June 30, 2018 -- Successor
Revenue	$32,271	$3,606	$14,942	$-	$50,819
Direct operating expenses	26,084	3,127	12,786	-	41,997
General and administrative expenses	3,584	1,033	2,086	7,451	14,154
Depreciation and amortization	10,311	2,739	4,557	336	17,943
(Gain) loss on sale of assets	(243)	15	25	-	(203)
Operating loss	$(7,465)	$(3,308)	$(4,512)	$(7,787)	$(23,072)

Six Months Ended June 30, 2017 -- Predecessor
Revenue	$28,934	$5,309	$14,757	$-	$49,000
Direct operating expenses	20,286	4,468	13,805	-	38,559
Drydock expense	4,414	(8)	150	-	4,556
General and administrative expenses	3,672	1,775	3,626	9,308	18,381
Pre-petition restructuring charges	167	6	45	17,569	17,787
Depreciation and amortization	11,325	3,565	11,053	1,205	27,148
(Gain) loss on sale of assets	-	(32)	5,273	-	5,241
Operating loss	$(10,930)	$(4,465)	$(19,195)	$(28,082)	$(62,672)

Total Assets -- Successor
June 30, 2018	$253,040	$63,795	$105,280	$5,343	$427,458
December 31, 2017	271,759	66,299	118,654	15,243	471,955

At December 31, 2017, we had $92.0 million and at June 30, 2018, we had $87.7 million in long-lived assets attributable to the United States, our country of domicile.

(8)	SUBSEQUENT EVENT

On July 15, 2018, GulfMark Offshore, Inc. entered into the Merger Agreement with Tidewater whereby GulfMark Offshore, Inc. will become a wholly-owned subsidiary of Tidewater. Upon consummation of the Tidewater Merger, each issued and outstanding share of our Common Stock, other than any shares held in treasury, will be converted into the right to receive 1.100, or the Exchange Ratio, shares of Tidewater common stock, par value $0.001 per share, or Tidewater Common Stock. At the effective time of the Tidewater Merger, each of our outstanding warrants, or the GulfMark Warrants, will be converted automatically into a warrant representing a right to acquire Tidewater Common Stock, subject to Jones Act limitations on the foreign ownership of Tidewater, except that the number of shares of Tidewater Common Stock subject to such GulfMark Warrant will be adjusted to reflect the Exchange Ratio as provided in the Merger Agreement. The consummation of the Tidewater Merger is subject to, among other things, the adoption of the Merger Agreement by our stockholders and the approval of the share issuance by the stockholders of Tidewater and, if approved, the Tidewater Merger is expected to close in the fourth quarter of 2018, subject to possible extension under circumstances described in the Merger Agreement.

The Merger Agreement provides that we and Tidewater may mutually agree to terminate the Merger Agreement before completion and that one party may be required to pay a termination fee to the other party ($35 million by Tidewater to us or $13 million by us to Tidewater) under certain circumstances.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) and Item 1A, “Risk Factors” included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017. Unless otherwise indicated, references to “we,” “us,” “our” and the “Company” refer collectively to GulfMark Offshore, Inc., a Delaware corporation, and its subsidiaries.

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

Recent Developments

On July 15, 2018, GulfMark Offshore, Inc. entered into an Agreement and Plan of Merger, or the Merger Agreement, with Tidewater Inc., or Tidewater. As provided in, and subject to the terms and conditions of, the Merger Agreement, GulfMark Offshore, Inc. will become a wholly-owned subsidiary of Tidewater, or the Tidewater Merger. The Tidewater Merger is expected to close in the fourth quarter of 2018, subject to possible extension under circumstances described in the Merger Agreement.

Upon consummation of the Tidewater Merger, each issued and outstanding share of our common stock, par value $0.01 per share, or Common Stock, other than any shares held in treasury, will be converted into the right to receive 1.100, or the Exchange Ratio, shares of Tidewater common stock, par value $0.001 per share, or Tidewater Common Stock. At the effective time of the Tidewater Merger, each of our outstanding warrants, or the GulfMark Warrants, will be converted automatically into a warrant representing a right to acquire Tidewater Common Stock, subject to Jones Act limitations on the foreign ownership of Tidewater, except that the number of shares of Tidewater Common Stock subject to such GulfMark Warrant will be adjusted to reflect the Exchange Ratio as provided in the Merger Agreement. In addition, all of our restricted stock units that are outstanding as of the effective time of the Tidewater Merger, or the GulfMark Rollover RSUs, will be converted automatically into a substantially similar award for Tidewater Common Stock, with the number of shares of Tidewater Common Stock subject to such GulfMark Rollover RSUs being adjusted in accordance with the Exchange Ratio.

The consummation of the Tidewater Merger and the other transactions contemplated by the Merger Agreement, which we refer to collectively as the Transactions, is subject to the satisfaction or waiver of certain customary conditions including, among things, the adoption of the Merger Agreement by our stockholders and the approval of the share issuance by the stockholders of Tidewater. The Merger Agreement provides that we and Tidewater may mutually agree to terminate the Merger Agreement before completing the Transactions and further provides that one party may be required to pay a termination fee to the other party ($35 million by Tidewater to us or $13 million by us to Tidewater) if the Transactions are not consummated under certain circumstances. See Item 1A, “Risk Factors” in Part II of this report.

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations is international. Our fleet has grown in both size and capability, from 11 vessels in 1990 to our present number of 69 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of August 13, 2018, our fleet included 66 owned vessels, 34 of which were stacked, and three managed vessels, none of which were stacked.

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

Oil Price Impact

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil that continued into early 2016 with the oil price dipping to less than $30 per barrel and causing an industry-wide downturn. Prices have gradually recovered since early 2016 to recent levels of approximately $70 per barrel as of the date of this report, although prices are subject to significant uncertainty and have continued to fluctuate below such level. The downturn significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector and has materially and adversely affected our results of operations and our financial position.

Markets

North Sea. We continue to expect significant activity in the North Sea region during the remainder of 2018. We also expect the continued focus on operator savings and oversupply of offshore supply vessels, or OSVs, to adversely impact vessel day rates. Although cost efficiencies are currently a priority of operators, we believe the North Sea region remains viable long-term with several large field developments in the United Kingdom and Norwegian sectors forecasted by industry analysts, along with decommissioning work and projects in the renewables sector. We expect these factors, combined with an upturn in drilling in remote northerly areas such as the Barents Sea, Kara Sea and offshore Greenland, to drive demand in the North Sea region in the coming years, although we can provide no assurance as to when these developments may occur.

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

   Americas. During 2017 and the first half of 2018, we continued to experience pressure on our utilization and day rates in the Americas in all areas in which we operate. We do not expect the market in the Americas operating segment to recover to any great extent in 2018, but we do expect increased activity compared to 2017 levels. In December 2013, Mexico’s Congress approved a constitutional reform to allow private investment in Mexico’s energy sector which effectively ended the state controlled (Petróleos Mexicanos) 75-year monopoly on oil and natural gas extraction and production. We anticipate Mexico to be a growing market for expanded deepwater activity when market conditions improve. We plan to continue to actively pursue opportunities in the area as they arise.

Critical Accounting Policies

There have been no changes to the critical accounting policies used in our reporting of results of operations and financial position. For a discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The table below sets forth, by region, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating income or loss. We use the information that follows to evaluate the performance of our business.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues by Region (000's) (a):
North Sea Based Fleet (b)	$16,849	$14,939	$32,271	$28,934
Southeast Asia Based Fleet	1,669	2,141	3,606	5,309
Americas Based Fleet	7,935	7,561	14,942	14,757

Average Rates Per Day Worked (c):
North Sea Based Fleet (b)	$12,574	$10,052	$11,796	$10,234
Southeast Asia Based Fleet	4,798	5,456	4,752	5,442
Americas Based Fleet	7,471	7,868	7,297	8,308

Overall Utilization (c):
North Sea Based Fleet	54.0%	64.3%	55.4%	61.8%
Southeast Asia Based Fleet	38.0%	41.8%	41.8%	49.9%
Americas Based Fleet	39.6%	32.1%	38.3%	30.2%

Average Owned Vessels (d):
North Sea Based Fleet (b)	27.0	25.0	27.0	24.9
Southeast Asia Based Fleet	10.0	10.0	10.0	10.0
Americas Based Fleet	29.0	31.0	29.0	31.8
Total	66.0	66.0	66.0	66.6

(a)	Includes owned and managed vessels.
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

Comparison of the Three Months Ended June 30, 2018 (Successor) with the Three Months Ended June 30, 2017 (Predecessor)

For the Successor three months ended June 30, 2018, we had a net loss of $13.6 million, or $1.36 per diluted share, on revenues of $26.5 million. During the Predecessor three months ended June 30, 2017, we had a net loss of $40.5 million, or $1.58 per diluted share, on revenues of $24.6 million.

Our revenues for the quarter ended June 30, 2018 increased $1.8 million, or 7.4%, compared to the quarter ended June 30, 2017, mainly due to increased revenue in our North Sea and Americas regions. Average day rates increased from $8,697 during the second quarter of 2017 to $9,621 during the second quarter of 2018, resulting in a $2.0 million increase in revenue. The weakness of the U.S. Dollar was responsible for a further revenue increase of $0.9 million. Partially offsetting these increases was a decrease in utilization from 45.8% in the quarter ended June 30, 2017 to 45.3% in the quarter ended June 30, 2018, which caused a decrease in revenue of $1.1 million.

We had an operating loss of $9.6 million for the three months ended June 30, 2018, compared to a $30.7 million operating loss during the same period of 2017. Drydock expense decreased $1.7 million and depreciation and amortization expense decreased $4.6 million in the second quarter of 2018 compared to the second quarter of 2017. Both of these decreases are attributable to changes in accounting policies related to our adoption of the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or Fresh Start Accounting. General and administrative expenses decreased $1.6 million in the second quarter of 2018 compared to the same period in 2017 largely due to a decrease in compensation-related expenses and bad debt expense during the 2018 quarter. In addition, during the second quarter of 2017 we recorded $11.9 million of pre-petition restructuring charges related to our bankruptcy filing and restructuring. Partially offsetting these decreases was an increase in direct operating expenses of $0.6 million, mainly due to an increase in wages during the second quarter of 2018. During the 2018 second quarter, we recognized a gain on sale of asset of $0.2 million related to the sale of vessel spare parts.

North Sea

North Sea revenue increased $1.9 million, or 12.8%, for the Successor quarter ended June 30, 2018, compared to the Predecessor quarter ended June 30, 2017. Day rates increased from $10,052 in the second quarter of 2017 to $12,574 in the second quarter of 2018, increasing revenue by $1.6 million. Capacity changes increased revenue by $1.1 million as two vessels were transferred in from the Americas region. In addition, weakness in the U.S. Dollar caused an increase in revenue of $0.8 million. Partially offsetting these increases was a decrease in utilization from 64.3% in the second quarter of 2017 to 54.0% in the second quarter of 2018, decreasing revenue by $1.6 million. Operating loss decreased from $4.6 million during the quarter ended June 30, 2017 to $1.8 million for the same period in 2018. For the second quarter of 2018 drydock expense decreased $1.5 million and depreciation and amortization expense decreased $0.5 million due mainly to changes in accounting policies related to Fresh Start Accounting. In addition, general and administrative expenses decreased by $0.2 million. Partially offsetting these decreases was an increase in direct operating expenses of $1.8 million mainly related to the larger fleet size in the region during the 2018 quarter. In the 2017 quarter we recorded $0.2 million of pre-petition restructuring charges related to the bankruptcy filing, while in the 2018 quarter we recorded $0.2 million gain on the sale of vessel spare parts.

Southeast Asia

Revenue in Southeast Asia decreased $0.5 million, or 22.0%, for the Successor quarter ended June 30, 2018 compared to the Predecessor quarter ended June 30, 2017. Utilization decreased from 41.8% in the second quarter of 2017 to 38.0% in the second quarter of 2018, resulting in a decrease of $0.2 million in revenue. In addition, day rates decreased from $5,456 in the second quarter of 2017 to $4,798 in the second quarter of 2018, causing a $0.3 million decrease in revenue. We had an operating loss of $2.8 million during the second quarter of 2017 compared to a loss of $1.7 million during the second quarter of 2018. Partially offsetting these decreases in revenue was a decrease of $0.7 million in direct operating expenses resulting from lower utilization during the second quarter of 2018. In addition, general and administrative expenses decreased $0.5 million due mainly to a decrease in compensation-related expenses, while depreciation and amortization expense decreased $0.4 million mainly due to the change in accounting policies related to Fresh Start Accounting.

Americas

Revenue in the Americas increased $0.4 million, or 4.9%, in the Successor second quarter of 2018 compared to the Predecessor second quarter of 2017. Day rates decreased from $7,868 during the second quarter of 2017 to $7,471 during the second quarter of 2018 and capacity decreased $2.6 million due to the transfer of two vessels to the North Sea region at the beginning of 2018. Partially offsetting these decreases was an increase in utilization from 32.1% in the second quarter of 2017 to 39.6% in the second quarter of 2018, which increased revenue by $2.6 million. We recorded an operating loss of $1.9 million during the second quarter of 2018 compared to an operating loss of $6.5 million during the second quarter of 2017. The region experienced a decrease in direct operating expenses of $0.5 million, due largely to the decrease in fleet size as a result of the mobilization of two vessels out of the region and continued cost cutting measures. In addition, general and administrative expenses decreased $0.3 million mainly as a result of decreases in compensation-related expenses. Drydock expense decreased $0.1 million and depreciation and amortization expense decreased $3.2 million due to the change in accounting policies related to Fresh Start Accounting and the decrease in fleet size in the region.

Other

Other expense decreased by $5.9 million, from $11.0 million in the Predecessor second quarter of 2017 to $5.1 million during the Successor second quarter of 2018. The change is due to lower interest expense related to our restructured debt subsequent to our emergence from bankruptcy. In addition, during the second quarter of 2017 we recorded a $5.1 million reorganization item charge related to the bankruptcy, while only recording $0.1 million during the same 2018 period. Foreign currency loss was $0.2 million during the second quarter of 2017 and $2.2 million during the second quarter of 2018.

Tax Rate

Our effective tax rate for the Successor second quarter of 2018 was a benefit of 7.8%, compared to a benefit of 2.7% for the Predecessor second quarter of 2017. The change in the effective tax rate from the prior year quarter was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions, recognition of a valuation allowance on certain of our deferred tax assets and the effect of the lower tax rate in the U.S. due to the statute originally named the Tax Cuts and Jobs Act which was passed at the end of 2017.

Comparison of the Six Months Ended June 30, 2018 (Successor) with the Six Months Ended June 30, 2017 (Predecessor)

For the Successor six months ended June 30, 2018, we had a net loss of $28.8 million, or $2.88 per diluted share, on revenues of $50.8 million. During the Predecessor six months ended June 30, 2017, we had a net loss of $165.4 million, or $6.50 per diluted share, on revenues of $49.0 million.

Our revenues for the six months ended June 30, 2018 increased $1.8 million, or 3.7%, compared to the six months ended June 30, 2017. Average day rates increased from $8,819 during the six-month period ended June 30, 2017 to $9,171 during the same period in 2018 and utilization increased from 44.9% in the first half of 2017 to 45.8% in the first half of 2018. However, due to the change in the contract mix during the periods, revenue decreased $1.0 million. The weakness of the U.S. Dollar was responsible for a revenue increase of $2.6 million, while the full six-month effect of the addition of a new build vessel during the first quarter of 2017 contributed an additional $0.2 million to revenue. Our average fleet size decreased slightly due to the sale of two vessels during the first quarter of 2017. The sold vessels were stacked before they were sold and as a result there was no revenue effect related to the sale.

We had an operating loss of $23.1 million for the six months ended June 30, 2018, compared to a $62.7 million operating loss during the same period of 2017. Drydock expense decreased $4.6 million and depreciation and amortization expense decreased $9.2 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. Both of these decreases were attributable to changes in accounting policies related to our adoption of Fresh Start Accounting. General and administrative expenses decreased $4.2 million due largely to a decrease in compensation-related expenses and bad debt expense during the 2018 period. During the first six months of 2017, we recorded $17.8 million of pre-petition restructuring charges related to our bankruptcy filing and restructuring. Partially offsetting these decreases was an increase in direct operating expenses of $3.4 million, mainly due to an increase in wage related expenses in the North Sea region during the 2018 period and the impact from mobilization of vessels between operating regions during the first quarter of 2018. During the first six months of 2017, we recognized a loss on sale of asset of $5.2 million mainly related to the sale of two vessels, while during the same 2018 period we recognized a gain on sale of assets of $0.2 million.

North Sea

North Sea revenue increased $3.3 million, or 11.5%, for the Successor six months ended June 30, 2018, compared to the Predecessor six months ended June 30, 2017. Day rates increased from $10,234 in the first six months of 2017 to $11,796 in the 2018 period, resulting in an increase of $0.2 million. Utilization decreased from 61.8% in the first six months of 2017 to 55.4% in the 2018 period, decreasing revenue by $1.3 million. U.S. Dollar weakness increased revenue by $2.4 million. Capacity changes increased revenue by $2.0 million mainly due to the transfer of two vessels back to the North Sea region from the Americas region at the beginning of 2018 and the full six-month effect of a new-build vessel delivered during the first quarter of 2017. Operating loss decreased from $10.9 million during the six months ended June 30, 2017 to $7.5 million in the same period of 2018. For the first six months of 2018, drydock expense decreased $4.4 million and depreciation and amortization expense decreased $1.0 million due mainly to changes in accounting policies related to Fresh Start Accounting. General and administrative expenses decreased $0.1 million from the 2017 period to the current year period. Partially offsetting these decreases was an increase in direct operating expenses of $5.8 million, mainly related to the larger fleet size in the region due to the mobilization of two vessels from the Americas and a deductible charge relating to a vessel equipment insurance claim. In the 2017 period we incurred $0.2 million of pre-petition restructuring charges related to our bankruptcy filing and restructuring and during the 2018 period we recognized a gain on sale of asset of $0.2 million related to the sale of vessel spare parts.

Southeast Asia

Revenue in Southeast Asia decreased $1.7 million, or 32.1%, for the Successor six months ended June 30, 2018 compared to the Predecessor six months ended June 30, 2017. Day rates decreased from $5,442 in the first six months of 2017 to $4,752 in the first six months of 2018, causing $0.8 million of the decrease in revenue. In addition, utilization decreased from 49.9% in the six months ended June 30, 2017 to 41.8% in the same 2018 period, resulting in a decrease in revenue of $0.9 million. Operating loss for the first six months of 2018 was $3.3 million compared to $4.5 million for the first six months of 2017. Partially offsetting the decrease in revenue was a decrease of $1.3 million in direct operating expenses resulting from lower utilization during the first six months of 2018. General and administrative expenses decreased $0.7 million due mainly to a decrease in compensation-related and bad debt expenses, while depreciation and amortization expense decreased $0.8 million mainly due to the change in accounting policy related to Fresh Start Accounting.

Americas

Revenue in the Americas increased $0.2 million, or 1.3%, in the Successor six months ended June 30, 2018 compared to the Predecessor six months ended June 30, 2017. Although day rates decreased from $8,308 during the first six months of 2017 to $7,297 during the first six months of 2018, revenue increased by $0.8 million mainly due to the contract mix within the region. Capacity changes decreased revenue by $5.5 million due to the transfer of two vessels from the Americas region into the North Sea region at the beginning of 2018. Partially offsetting these decreases was an increase in utilization, from 30.2% in the first six months of 2017 to 38.3% in the first six months of 2018, which increased revenue by $4.9 million. We recorded an operating loss of $4.5 million during the first six months of 2018 compared to an operating loss of $19.2 million during the first six months of 2017. Direct operating expenses decreased $1.0 million from the six months ended June 30, 2017, due largely to the decrease in fleet size as a result of the mobilization of two vessels out of the region and continued cost cutting measures. In addition, general and administrative expenses decreased $1.5 million mainly as a result of decreases in compensation-related expenses and bad debt expense. Depreciation and amortization expense decreased $6.5 million and drydock expense decreased $0.2 million due to the change in accounting policies related to Fresh Start Accounting and the decrease in fleet size in the region. During the 2017 period we recognized a loss on sale of two vessels of $5.3 million.

Other

Other expense decreased $23.2 million, from $29.6 million in the Predecessor first six months of 2017 to $6.4 million during the Successor first six months of 2018. The change was due mainly to $9.7 million of expense related to the write off of debt issuance costs associated with our revolving credit facilities and former senior notes during the first quarter of 2017 and lower interest expense related to our restructured debt subsequent to our emergence from bankruptcy. In the first six months of 2017 we recorded a $5.1 million reorganization item charge related to the bankruptcy, compared to $0.4 million recorded during the 2018 period.

Tax Rate

Our effective tax rate for the Successor six months ended June 30, 2018 was a benefit of 2.2%, compared to an expense of 79.2% for the Predecessor six months ended June 30, 2017. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions, recognition of a valuation allowance in 2017 on certain of our deferred tax assets and the effect of the lower tax rate in the U.S. due to the statute originally named the Tax Cuts and Jobs Act which was passed at the end of 2017.

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

Our liquidity requirements are generally associated with our need to service debt, fund working capital, maintain our fleet, and, when market conditions are favorable, finance the construction of new vessels and acquire or improve equipment or vessels. Bank financing proceeds from the issuance of debt and equity, and internally generated funds have historically provided funding for these activities. Internally generated funds are directly related to fleet activity and vessel day rates, which are generally dependent upon the demand for our vessels which is ultimately determined primarily by the supply and demand for offshore drilling for crude oil and natural gas.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil that continued into early 2016 with the oil price dipping to less than $30 per barrel and causing an industry-wide downturn. Prices have gradually recovered since early 2016 to recent levels of approximately $70 per barrel as of the date of this report, although prices are subject to significant uncertainty and have continued to fluctuate below such level. The downturn significantly impacted the operational plans for oil companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service sector and has materially and adversely affected our results of operations and our financial position.

We filed bankruptcy in 2017 when current and expected operating cash flows had reached a level that could not maintain our operations and service our debt. In the months immediately following the beginning of the industry downturn in late 2014, we prioritized cash cost reductions by, among other measures, reducing office staff and mariners, reducing compensation to remaining staff and mariners, and stacking vessels, including eliminating crews for stacked vessels and deferring required drydocks. We were successful in significantly reducing our cost structure with direct operating expenses dropping by over 65% from 2014 to 2017 and general and administrative costs decreasing by over 40%. However, our revenues declined in the same comparative period by approximately 80%. In the bankruptcy, our focus was to reduce our debt and infuse additional capital. Significant achievements in the bankruptcy were the elimination of almost $450 million of long term debt (plus accrued interest), a complete restructuring of our bank financing and the inflow of $125 million in cash for new equity. We expect operating cash flows to continue to be marginal in the near term. Upon emerging from bankruptcy, we had $100 million in long-term debt outstanding with the capacity to borrow an additional $25 million under our Revolving Credit Facility described below. See “– Resources and Liquidity.” At June 30, 2018, we had approximately $45.0 million in cash on hand and $23.4 million in borrowing capacity under our Revolving Credit Facility and, under the agreement governing our $100 million Term Loan Facility and our $25 million Revolving Credit Facility (both discussed below), repayment provisions and some of the restrictive financial covenants do not become fully effective until 2020. Our future results will depend on our ability to maintain a low-cost structure and the level to which the industry recovers. We believe we have sufficient cash on hand plus borrowing capacity under our Revolving Credit Facility to supplement our operations to enable us to continue to fund our operations and to service our existing debt.

On July 15, 2018, GulfMark Offshore, Inc. entered into the Merger Agreement with Tidewater, whereby GulfMark Offshore, Inc. will become a wholly-owned subsidiary of Tidewater. The Tidewater Merger is subject to approval by the stockholders of both entities and certain other conditions and, if approved, is expected to close in the fourth quarter of 2018, subject to possible extension under circumstances described in the Merger Agreement. See “–Recent Developments” and Item 1A, “Risk Factors” in Part II of this report.

Cash and Working Capital

At June 30, 2018, our cash on hand totaled $45.0 million and net working capital was $55.9 million.

Operating Activities

Net cash used in operating activities for the Successor six-month period ended June 30, 2018 was $23.1 million. Net cash used in operating activities for the Predecessor six-month period ended June 30, 2017 was $42.5 million. The difference was due primarily to improved operating results partially offset by negative changes in working capital.

Investing Activities

Net cash used in investing activities for the Successor six-month period ended June 30, 2018 was $0.1 million. Net cash used in investing activities for the Predecessor six-month period ended June 30, 2017 was $21.6 million. The decrease in cash used in investing activities was primarily related to the decreased activity in our new build program during the 2018 period.

Financing Activities

Net cash used by financing activities for the Successor six-month period ended June 30, 2018 was $0.2 million, while net cash provided by financing activities for the Predecessor six-month period ended June 30, 2017 was $69.1 million. The decrease in cash provided by financing activities during the current year period was primarily due to the decrease in proceeds from borrowings under our revolving loan facilities at the time, partially offset by repayment of borrowings and payment for debt issuance cost.

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

At June 30, 2018, we had $100.0 million in borrowings outstanding under the Term Loan Facility and no loans outstanding under the Revolving Credit Facility. At June 30, 2018, we had an aggregate of $1.6 million of letters of credit outstanding under the Revolving Credit Facility and $23.4 million of unused borrowing capacity under the Revolving Credit Facility. See Note 3 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

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

Off-Balance Sheet Arrangements

      At June 30, 2018 and December 31, 2017, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore, we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in British Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (EUR). The North Sea fleet generated 63.7% and 63.5% of our total consolidated revenue for the three- and six-month periods ended June 30, 2018, respectively. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD).

For the three- and six-month periods ended June 30, 2018 and 2017, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	1 US$ =	1 US$ =	1 US$ =	1 US$ =

GBP	0.735	0.782	0.727	0.794
NOK	8.019	8.518	7.926	8.475
Euro	0.839	0.909	0.826	0.923
Brazilian Real	3.597	3.213	3.412	3.176
Singapore Dollar	1.334	1.392	1.327	1.404

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

Reflected in the accompanying unaudited condensed consolidated balance sheet at June 30, 2018, is $0.8 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at June 30, 2018 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended June 30, 2018 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.          RISK FACTORS

The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The proposed acquisition of GulfMark Offshore, Inc. by Tidewater may cause disruption in our business.

On July 15, 2018, GulfMark Offshore, Inc. entered into the Merger Agreement with Tidewater, pursuant to which GulfMark Offshore, Inc. will become a wholly-owned subsidiary of Tidewater. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Tidewater Merger and restricts us, without Tidewater’s consent, from taking certain specified actions until the Tidewater Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.

In connection with the pending Tidewater Merger, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Tidewater Merger. Employee retention and recruitment may be challenging before the completion of the Tidewater Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected.

The proposed Tidewater Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Tidewater Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

We could also be subject to litigation related to the proposed Tidewater Merger, which could result in significant costs and expenses. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Tidewater Merger, and many of these fees and costs are payable regardless of whether or not the proposed Tidewater Merger is consummated.

Failure to complete the proposed Tidewater Merger in a timely manner or at all could negatively impact the market price of our Common Stock, as well as our future business and our financial condition, results of operations and cash flows.

The Tidewater Merger is expected to close in the fourth quarter of 2018, subject to possible extension under circumstances described in the Merger Agreement, but we cannot be certain when or if the conditions for the proposed Tidewater Merger will be satisfied or (if permissible under applicable law) waived. The Tidewater Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including, among others, the adoption of the Merger Agreement by the holders of our Common Stock, the approval of the share issuance by the stockholders of Tidewater and the receipt of required antitrust and other regulatory approvals, if any. In the event that the Tidewater Merger is not completed for any reason, the holders of our Common Stock will not receive any payment for their shares of our Common Stock in connection with the proposed Tidewater Merger. Instead, we will remain an independent public company and holders of our Common Stock will continue to own their shares of the Common Stock.

Additionally, if the Tidewater Merger is not consummated in a timely manner or at all, our ongoing business may be adversely affected, including as follows:

●	we may experience negative reactions from financial markets and our Common Stock price could decline;
●	we may experience negative reactions from employees, customers, suppliers or other third parties;
●	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to us; and
●	the costs of pursuing the Tidewater Merger may be higher than anticipated.

If the proposed Tidewater Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our Common Stock price, business, financial condition, results of operations or cash flows.

We and Tidewater may be unable to obtain the approvals required to complete the proposed Tidewater Merger.

The consummation of the proposed Tidewater Merger is subject to the satisfaction or waiver of certain closing conditions, including the adoption of the Merger Agreement by our stockholders, the approval of the share issuance by the stockholders of Tidewater and receipt of required antitrust and other regulatory approvals, if any. If GulfMark Offshore, Inc. and Tidewater are unable to obtain these approvals, they may be unable to consummate the proposed Tidewater Merger. As a result, there can be no assurance that the various closing conditions will be satisfied and the proposed Tidewater Merger will be completed or that any required conditions will not materially adversely affect the combined company following the consummation of the Tidewater Merger or will not result in the abandonment or delay of the proposed Tidewater Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of GulfMark Offshore Inc.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage or facilitate third-party acquisition proposals for a competing transaction. In addition, before our board of directors withdraws, qualifies or modifies its recommendation of the proposed Tidewater Merger or terminates the Merger Agreement to enter into a third-party acquisition proposal, Tidewater generally has an opportunity to offer to modify the terms of the proposed Tidewater Merger. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $13 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of GulfMark Offshore, Inc. from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Tidewater Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

ITEM 6.     EXHIBITS

Exhibit	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

2.1	Agreement and Plan of Merger dated July 15, 2018 by and between Tidewater Inc. and GulfMark Offshore, Inc.	Exhibit 2.1 to our Current Report on Form 8-K filed on July 16, 2018

3.1	Amended and Restated Certificate of Incorporation of GulfMark Offshore, Inc.	Exhibit 3.1 to our Registration Statement on Form 8-A filed on November 14, 2017

3.2	Amended and Restated Bylaws of GulfMark Offshore, Inc.	Exhibit 3.2 to our Registration Statement on Form 8-A filed on November 14, 2017

10.1	GulfMark Offshore, Inc. Management Incentive Plan	Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2018

10.2	Form of Employee Award Agreement	Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2018

10.3	Form of Director Award Agreement	Exhibit 10.3 to our Current Report on Form 8-K filed on April 16, 2018

10.4	Employment Agreement dated as of April 19, 2018 between GulfMark Offshore, Inc. and Quintin Kneen	Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2018

10.5	Employment Agreement dated as of April 19, 2018 between GulfMark Offshore, Inc. and Samuel Rubio	Exhibit 10.2 to our Current Report on Form 8-K filed on April 20, 2018

10.6	Letter agreement dated and effective as of April 26, 2018 between GulfMark Offshore, Inc. and Samuel R. Rubio	Filed herewith

10.7	Letter agreement entered into as of July 15, 2018 between GulfMark Offshore, Inc. and Quintin V. Kneen	Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2018

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for S.R. Rubio	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for S.R. Rubio	Furnished herewith

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

Date: August 14, 2018