Form 10-Q
period 2018-09-30
GULFMARK OFFSHORE INC
filed 2018-11-13
CIK 1030749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $0.01 par value, outstanding as of November 9, 2018: 7,658,653

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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. It should be understood that it is not possible to predict or identify all risks, uncertainties and assumptions. Factors that could impact these areas and our overall business and financial performance and cause actual results to differ from these forward-looking statements include, but are not limited to, assumptions, risks and uncertainties associated with:

●	the risk factors discussed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A “Risk Factors” in this report;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as hereinafter defined) ;
●	the risk that our stockholders may not adopt the Merger Agreement;
●	the risk that the necessary regulatory approvals, if any, for the proposed Tidewater Merger may not be obtained or may be obtained subject to conditions that are not anticipated;
●	risks that any of the closing conditions to the proposed Tidewater Merger may not be satisfied in a timely manner;
●	risks related to disruption of management time from ongoing business operations due to the proposed Tidewater Merger;
●	risks related to our incurrence of transaction and related costs in connection with the proposed Tidewater Merger, which may be greater than we anticipate;
●	failure to realize the benefits expected from the proposed Tidewater Merger;
●	the effect of the announcement of the proposed Tidewater Merger on our ability to retain customers and retain key personnel and maintain relationships with suppliers;
●	the effect of the announcement of the proposed Tidewater Merger on the trading prices of our securities and on our operating results and business generally;
●	potential litigation in connection with the proposed Tidewater Merger;
●	operational risk;
●	volatility in oil and natural gas prices or significant and sustained or additional declines in oil and natural gas prices;
●	sustained weakening of demand for our services;
●	general economic and business conditions;
●	the business opportunities that may be presented to and pursued or rejected by us;
●	insufficient access to sources of liquidity;

●	changes in law or regulations including, without limitation, changes in tax laws;
●	fewer than anticipated deepwater and ultra-deepwater drilling units operating in the Gulf of Mexico, the North Sea, offshore Southeast Asia or in other regions in which we operate;
●	unanticipated difficulty in effectively competing in or operating in international markets;
●	the level of fleet additions by us and our competitors that could result in overcapacity in the markets in which we compete;
●	advances in exploration and development technology;
●	dependence on the oil and natural gas industry;
●	drydocking delays or cost overruns on construction projects or insolvency of shipbuilders;
●	inability to accurately predict vessel utilization levels and day rates;
●	lack of shipyard or equipment availability;
●	unanticipated customer suspensions, cancellations, rate reductions or non-renewals;
●	uncertainty caused by the ability of customers to cancel some long-term contracts for convenience;
●	further reductions in capital expenditure budgets by customers;
●	ongoing capital expenditure requirements;
●	uncertainties surrounding deepwater permitting and exploration and development activities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37,532	$64,613
Trade accounts receivable, net of allowance for doubtful accounts of $1,023 and $3,470, respectively	22,253	20,378
Other accounts receivable	4,189	7,471
Inventory	1,721	1,323
Prepaid expenses	5,645	4,319
Other current assets	1,051	5,416
Total current assets	72,391	103,520

Vessels, equipment, and other fixed assets at cost, net of accumulated depreciation of $29,755 and $4,392, respectively	335,226	363,845
Construction in progress	353	283
Deferred costs and other assets	9,432	4,307
Total assets	$417,402	$471,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,585	$12,770
Income and other taxes payable	2,262	1,540
Accrued personnel costs	4,488	5,040
Accrued interest expense	385	451
Accrued restructuring charges	-	7,458
Accrued professional fees	685	1,825
Other accrued liabilities	3,628	3,406
Total current liabilities	21,033	32,490
Long-term debt	93,596	92,365
Long-term income taxes:
Deferred income tax liabilities	1,980	2,992
Other income taxes payable	17,889	18,374
Other liabilities	932	1,244
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 25,000 shares authorized; 7,570 and 7,043 shares issued and 7,568 and 7,042 outstanding, respectively	75	70
Additional paid-in capital	319,103	317,932
Retained earnings (deficit)	(36,457)	3,511
Accumulated other comprehensive income (loss)	(749)	2,977
Treasury stock	(68)	(70)
Deferred compensation	68	70
Total stockholders' equity	281,972	324,490
Total liabilities and stockholders' equity	$417,402	$471,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
		(In thousands, except per share amounts)

Revenue	$27,814	$25,805	$78,633	$74,805
Costs and expenses:
Direct operating expenses	19,117	20,431	61,114	58,991
Drydock expense	-	1,138	-	5,694
General and administrative expenses	7,504	8,579	21,658	26,960
Pre-petition restructuring charges	-	50	-	17,837
Depreciation and amortization	9,193	13,843	27,136	40,990
(Gain) loss on sale of assets	2	(34)	(201)	5,207
Total costs and expenses	35,816	44,007	109,707	155,679
Operating loss	(8,002)	(18,202)	(31,074)	(80,874)
Other income (expense):
Interest expense	(3,076)	(3,192)	(8,671)	(27,344)
Interest income	81	9	294	25
Reorganization items	-	(8,882)	(422)	(13,976)
Foreign currency transaction gain (loss) and other	(150)	368	(742)	(23)
Total other income (expense)	(3,145)	(11,697)	(9,541)	(41,318)
Loss before income taxes	(11,147)	(29,899)	(40,615)	(122,192)
Income tax (provision) benefit	(8)	5,256	647	(67,813)
Net loss	$(11,155)	$(24,643)	$(39,968)	$(190,005)
Loss per share:
Basic	$(1.12)	$(0.94)	$(4.00)	$(7.39)
Diluted	$(1.12)	$(0.94)	$(4.00)	$(7.39)
Weighted average shares outstanding:
Basic	9,998	26,254	9,998	25,716
Diluted	9,998	26,254	9,998	25,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(11,155)	$(24,643)	$(39,968)	$(190,005)
Comprehensive income (loss):
Foreign currency translation gain (loss)	(1,521)	17,257	(3,726)	40,048
Total comprehensive loss	$(12,676)	$(7,386)	$(43,694)	$(149,957)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2018
(In thousands)

	Common Stock at $0.01 Par Value	Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Deferred Compen-sation	Total Stockholders' Equity
					Shares	Share Value

Balance at December 31, 2017	$70	$317,932	$3,511	$2,977	(2)	$(70)	$70	$324,490
Net loss	-	-	(39,968)	-	-	-	-	(39,968)
Issuance of common stock and other	5	1,171	-	-	-	-	-	1,176
Deferred compensation plan	-	-	-	-	-	2	(2)	-
Translation adjustment	-	-	-	(3,726)	-	-	-	(3,726)
Balance at September 30, 2018	$75	$319,103	$(36,457)	$(749)	(2)	$(68)	$68	$281,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GULFMARK OFFSHORE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Cash flows from operating activities:
Net loss	$(39,968)	$(190,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,136	40,990
(Gain) loss on sale of assets	(201)	5,207
Amortization of stock-based compensation	1,178	2,538
Amortization and write-off of deferred financing costs	1,612	10,308
Provision for doubtful accounts receivable, net of write-offs	(115)	799
Deferred income tax expense (benefit)	(1,435)	67,272
Foreign currency transaction loss	(8)	(753)
Change in operating assets and liabilities:
Accounts receivable	1,190	3,361
Prepaids and other	(978)	(3,892)
Deferred drydocking charges	(6,596)	-
Accounts payable	(3,022)	(2,932)
Other accrued liabilities and other	(9,143)	14,859
Net cash used in operating activities	(30,350)	(52,248)
Cash flows from investing activities:
Purchases of vessels, equipment and other fixed assets	(523)	(24,902)
Proceeds from disposition of vessels and equipment	283	3,065
Net cash used in investing activities	(240)	(21,837)
Cash flows from financing activities:
Proceeds from borrowings under revolving loan facility	-	65,443
Proceeds from borrowings under DIP financing facility	-	18,000
Repayments of borrowings under loan facilities	-	(2,000)
Other financing costs	-	(4,299)
Debt issuance costs	(230)	(1,000)
Net cash (used in) provided by financing activities	(230)	76,144
Effect of exchange rate changes on cash	279	580
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,541)	2,639
Cash, cash equivalents and restricted cash at beginning of period	68,073	8,822
Cash, cash equivalents and restricted cash at end of period	$37,532	$11,461
Supplemental cash flow information:
Interest paid, net of interest capitalized	$7,005	$5,699
Income taxes paid, net	937	1,202

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

Taxes assessed by a governmental authority related to specific revenue producing transactions and collected by us from customers are excluded from revenue. We operate our business in three segments (see Note 9): the North Sea, Southeast Asia and the Americas. Revenue in each of these segments is provided below.

In the North Sea, we manage three vessels for third-party owners and receive a fee for providing support services ranging from chartering assistance to full operational management. These managed vessels only provide a small direct financial contribution and are included in the North Sea revenues under management fees and reimbursables.

	Successor				Predecessor
	Three months ended September 30, 2018				Three months ended September 30, 2017
	(in thousands)				(in thousands)
	North Sea	Southeast Asia	Americas	Total	North Sea	Southeast Asia	Americas	Total
Services
Charter hire revenues	$16,573	$1,237	$9,364	$27,174	$15,877	$1,902	$7,510	$25,289
Management fees and reimbursables	423	13	204	640	257	71	188	516
	$16,996	$1,250	$9,568	$27,814	$16,134	$1,973	$7,698	$25,805

	Successor				Predecessor
	Nine months ended September 30, 2018				Nine months ended September 30, 2017
	(in thousands)				(in thousands)
	North Sea	Southeast Asia	Americas	Total	North Sea	Southeast Asia	Americas	Total
Services
Charter hire revenues	$48,434	$4,805	$23,893	$77,132	$44,258	$7,026	$21,726	$73,010
Management fees and reimbursables	833	51	617	1,501	810	256	729	1,795
	$49,267	$4,856	$24,510	$78,633	$45,068	$7,282	$22,455	$74,805

Costs of obtaining contracts - We expense the incremental costs of obtaining contracts when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. The incremental costs of obtaining charter hire contracts that have greater than a one-year term are deferred and amortized over the term of the related charter hire contract. As of September 30, 2018, we have not deferred any incremental costs of obtaining contracts.

Costs of fulfilling contracts – We immediately expense the cost of fulfilling contracts unless these costs: (i) relate directly to an existing contract; (ii) generate or enhance resources that will be used to satisfy performance obligations in the future; and (iii) are expected to be recovered. As of September 30, 2018, we have not deferred any contract fulfillment costs.

Contract assets and liabilities - We occasionally receive an upfront fee (mobilization fee) to cover the costs associated with moving the vessel and crew to the operating location and its return. These fees are recorded as a contract liability and amortized over the term of the related contract. We received $596,000 in upfront fees during the nine-month period ended September 30, 2018 which were amortized over the terms of the related contracts.

Cash Flow Statement

In November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash.”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Under the new standard, cash, cash equivalents, restricted cash and restricted cash equivalents are combined and the beginning-of-period and end-of-period combined totals are reconciled on the statement of cash flows.  We adopted ASU 2016-18 as of January 1, 2018 and applied it retrospectively to the periods presented in our condensed consolidated statements of cash flows.  Our December 31, 2017 condensed consolidated balance sheet included restricted cash of $3.5 million under “Deferred costs and other assets” related primarily to cash-backed performance bonds associated with two vessels operating in our Americas segment. These performance bonds were released during the first quarter of 2018 and there is no restricted cash on our condensed consolidated balance sheet as of September 30, 2018. In addition, there were no restricted cash balances on our condensed consolidated balance sheets at the beginning or at the end of the nine-month period ended September 30, 2017. The adoption of ASU 2016-18 resulted in a $3.5 million increase in net cash used in operating activities for the nine months ended September 30, 2018.

Earnings Per Share

Basic Earnings Per Share, or EPS, is computed by dividing net income (loss) by the weighted average number of shares of our common stock, par value $0.01 per share, or Common Stock, outstanding during the period. Diluted EPS is computed using the treasury stock method for Common Stock equivalents.

(2)	VESSEL ACQUISITIONS AND DISPOSITIONS

Interest is capitalized in connection with the construction of vessels. During the nine months ended September, 2017, the Predecessor capitalized $0.1 million of interest. We had no vessels under construction during the three- and nine-month periods ended September 30, 2018.

During the first quarter of 2017, the Predecessor took delivery of a vessel built in Norway and paid a final installment on delivery of 195.0 million Norwegian Kroner, or NOK (approximately $23.1 million). In March 2017, the Predecessor sold two fast supply vessels and recorded combined losses on sales of assets of $5.3 million. We had no vessel additions or dispositions during the nine months ended September 30, 2018 and had no vessels under construction at September 30, 2018. In October 2018, we sold an Americas region vessel that had been stacked since 2016 and recorded a gain on sale of assets of $0.2 million which will appear on the fourth quarter 2018 financial statements.

(3)	DEBT

Our debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Term Loan Facility	$100,000	$100,000
Debt Issuance Costs	(6,404)	(7,635)
Total	$93,596	$92,365

The following is a summary of scheduled debt maturities by year:

Year	Debt Maturity
(In thousands)
2018	-
2019	-
2020	10,000
2021	20,000
2022	70,000
Thereafter
Total	$100,000

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

Our costs incurred to negotiate and close the Credit Facility Agreement totaled $9.8 million. These costs are deferred and amortized into interest expense in our consolidated statements of operations. We attributed $7.8 million of the debt issuance costs to the Term Loan Facility. These costs are amortized into interest expense using the effective interest method. The unamortized cost, which totaled $6.4 million at September 30, 2018 and $7.6 million at December 31, 2017, is presented in our consolidated balance sheets and in the debt table above as an offset to our Term Loan Facility borrowing. We attributed $2.0 million of the debt issuance costs to the Revolving Credit Facility. These costs are amortized into interest expense using the straight-line method over the term of the agreement. The unamortized cost, which totaled $1.7 million at September 30, 2018 and at December 31, 2017, is presented in our consolidated balance sheets in “Deferred costs and other assets.”

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

At September 30, 2018, we had $100.0 million in borrowings outstanding under the Term Loan Facility and no loans outstanding under the Revolving Credit Facility. At September 30, 2018, we had an aggregate of $1.6 million of letters of credit outstanding and $23.4 million of unused borrowing capacity under the Revolving Credit Facility. At September 30, 2018, our weighted average interest rate on borrowings under the Term Loan Facility was 8.58%.

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

The Credit Facility Agreement was evaluated for embedded derivatives that must be bifurcated and separately accounted for as freestanding derivatives. The nature of any embedded features must be analyzed to determine whether each feature requires bifurcation by both (1) meeting the definition of a derivative and (2) not being considered clearly and closely related to the host contract. We have identified three features in the Credit Facility Agreement that are considered embedded derivatives. There is a contingent interest feature related to default interest, a breakage costs potential not related to prepayments, and certain potential contingent payments related to increased costs caused by changes in law. We determined that the value of these features are de minimis at the inception of the agreement and as of September 30, 2018. We do not foresee events that would require a value adjustment in our consolidated financial statements. We will continue to assess the likelihood of triggering events and to the extent they are determined to be material, these features will be bifurcated from the debt instrument and subsequently marked to fair value in our consolidated statements of operations.

The Credit Facility Agreement contains financial covenants that require that we maintain: (i) minimum liquidity of $30.0 million, including $15.0 million in cash, (ii) a leverage ratio (total debt to 12 months EBITDA) of not more than 5.0 to 1.0, tested quarterly beginning December 31, 2020, (iii) a total debt to capital ratio, tested quarterly, not to exceed 0.45 to 1.0, and (iv) a collateral to commitment coverage ratio of at least 2.50 to 1.0. The Credit Facility Agreement contains a number of restrictions that limit our ability to, among other things, sell Collateral Vessels, borrow money, make investments, incur additional liens on assets, buy or sell assets, merge, or pay dividends and contains a number of potential events of default related to our business, financial condition and vessel operations. Collateral Vessel operations are also subject to a variety of restrictive provisions. Proceeds from borrowings under the Credit Facility Agreement may not be used to acquire vessels or finance business acquisitions generally. At September 30, 2018, we were in compliance with all of the financial covenants under the Credit Facility Agreement.

(4)	INCOME TAXES

Our estimated annual effective tax rate, adjusted for discrete tax items, is applied to interim periods’ pretax income (loss). Our estimated annual effective tax rate includes the recognition of a valuation allowance on our deferred tax assets. The total tax benefit for the first nine months of 2018 was $0.6 million.

On December 22, 2017, the statute originally named the Tax Cuts and Jobs Act was signed into law making significant changes to the Internal Revenue Code, including reducing the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to U.S. subsidiaries, eliminating or limiting certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments. As a result of the tax reform, we recorded a provisional deferred tax benefit at December 31, 2017 of $15.2 million in connection with the one-time transition tax on foreign earnings and profits and the remeasurement of certain deferred tax assets and liabilities. In accordance with current SEC guidance, we will report the impact of final provisional amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the tax reform.

As of September 30, 2018, we have not completed the accounting for any of the tax effects of the tax reform described above and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and there is no impact to the September 30, 2018 effective tax rate for such provisional amounts.

(5)	COMMITMENTS AND CONTINGENCIES

We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payments to third parties. The aggregate notional value of these instruments was $1.6 million as of September 30, 2018 and $3.2 million as of December 31, 2017. In the past, no significant claims have been made against these financial instruments. We believe the likelihood of demand for payment under these instruments is remote and expect no material cash outlays to occur from these instruments.

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

(6)	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan

We maintained a deferred compensation plan, or DC Plan, under which a portion of the compensation for certain of our key employees, including officers, and non-employee directors, could be deferred for payment after retirement or termination of employment. Under the DC Plan, deferred compensation could be used to purchase our common stock or could be retained by us and earn interest at prime plus 2%. The first 7.5% of compensation deferred was required to be used to purchase the common stock and was matched by us.

We established a “Rabbi” trust to hold the stock portion of benefits under the DC Plan. The funds provided to the trust were invested by a trustee independent of us in our common stock, which was purchased by the trustee on the open market. The assets of the trust were available to satisfy the claims of all general creditors in the event of bankruptcy or insolvency. Dividend equivalents were paid on the stock units at the same rate as dividends on our common stock and were re-invested as additional stock units based upon the fair market value of a share of our common stock on the date of payment of the dividend. On the Effective Date, the DC Plan received Successor Common Stock and warrants exercisable for shares of Common Stock for cash at an initial exercise price of $100.00 per share, or in certain circumstances, in accordance with a cashless exercise, that were issued pursuant to the Plan in exchange for the Predecessor Class A common stock previously held by the trust. Accordingly, the Successor Common Stock held by the trust and our liabilities under the DC Plan are included in the accompanying consolidated balance sheets as treasury stock and deferred compensation expense.

On July 15, 2018, our board of directors approved the termination and liquidation of the DC Plan. Pursuant to that resolution, the DC Plan was fully terminated and liquidated on October 1, 2018. All participant balances of stock, warrants and any cash balances held were paid out by the DC Plan on October 1, 2018 in the form of cash, which was as soon as administratively possible following the termination on September 24, 2018.

(7)	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” to increase transparency and comparability among organizations by recognizing all leases on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued an ASU to provide targeted improvements to ASU 2016-02, which (i) provides for a new transition method whereby companies may elect to adopt ASU 2016-02 prospectively in the period of adoption and (ii) provides lessors with a practical expedient not to separate non-lease and lease components. The main difference between current accounting standards and ASU 2016-02 is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current accounting standards. While we are continuing to assess all potential impacts of these standards, we expect the measurement and recording of our revenues related to the offshore marine support and transportation services to remain substantially unchanged. However, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and may vary in some instances. With respect to leases where we are the lessee, we expect to recognize right of use assets and lease liabilities for these leases. The new standard is effective for fiscal years beginning after December 15, 2018. We intend to adopt the new lease standard on January 1, 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement” to modify the disclosure requirements on fair value measurements. Among other changes, the ASU eliminates the three words “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The new standard is effective for fiscal years beginning after December 15, 2018. Adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans” to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. Although narrow in scope, this ASU is considered an important part of the FASB’s efforts to improve the effectiveness of disclosures in the notes to financial statements. The new standard is effective for fiscal years ending after December 20, 2020. Adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

(8)	TIDEWATER MERGER

On July 15, 2018, GulfMark Offshore, Inc. entered into the Merger Agreement with Tidewater. As provided in, and subject to the terms and conditions of, the Merger Agreement, GulfMark Offshore, Inc. will become a wholly-owned subsidiary of Tidewater. The Tidewater Merger is expected to close in the fourth quarter of 2018, subject to possible extension under circumstances described in the Merger Agreement.

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

The consummation of the Tidewater Merger and the other transactions contemplated by the Merger Agreement, which we refer to collectively as the Transactions, is subject to the satisfaction or (if permissible under applicable law) waiver of certain customary conditions including, among things, (i) the adoption of the Merger Agreement by our stockholders, (ii) the approval of the share issuance by the stockholders of Tidewater, (iii) the absence of a material adverse effect for Tidewater and the absence of a material adverse effect for GulfMark and (iv) the effectiveness under the Securities Act of 1933, as amended, of Tidewater’s registration statement on Form S-4 registering shares of Tidewater Common Stock to be issued pursuant to the Merger Agreement (which registration statement on Form S-4 (Registration No. 333-227111) Tidewater filed on August 30, 2018 and amended on October 15, 2018 and the SEC declared effective on October 16, 2018). The Merger Agreement provides that we and Tidewater may mutually agree to terminate the Merger Agreement before completing the Transactions and further provides that one party may be required to pay a termination fee to the other party ($35 million by Tidewater to us or $13 million by us to Tidewater) if the Transactions are not consummated under certain circumstances.

As described in the Joint Proxy Statement/Prospectus contained in Tidewater’s registration statement on Form S-4 (Registration No. 333-227111), a special meeting of stockholders of GulfMark Offshore, Inc. will be held on November 15, 2018, at 9:00 a.m. Eastern Time at the offices of Gibson Dunn & Crutcher LLP in New York, New York, for purposes of, among other things, voting on a proposal to adopt the Merger Agreement and voting on a proposal to approve, on a non-binding advisory basis, certain compensation that may be paid or become payable to certain of our named executive officers in connection with the Tidewater Merger.

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

Operating Loss by Operating Segment
	North	Southeast
	Sea	Asia	Americas	Other	Total
	(In thousands)
Quarter Ended September 30, 2018 -- Successor
Revenue	$16,996	$1,250	$9,568	$-	$27,814
Direct operating expenses	10,784	1,182	7,151	-	19,117
General and administrative expenses	1,630	346	1,122	4,406	7,504
Depreciation and amortization	5,370	1,370	2,277	176	9,193
Loss on sale of assets	2	-	-	-	2
Operating loss	$(790)	$(1,648)	$(982)	$(4,582)	$(8,002)

Quarter Ended September 30, 2017 -- Predecessor
Revenue	$16,134	$1,973	$7,698	$-	$25,805
Direct operating expenses	10,447	2,195	7,789	-	20,431
Drydock expense	56	1,075	7	-	1,138
General and administrative expenses	1,872	848	1,369	4,490	8,579
Pre-petition restructuring charges	25	(6)	31	-	50
Depreciation and amortization	5,945	1,784	5,496	618	13,843
Gain on sale of assets	-	(19)	(15)	-	(34)
Operating loss	$(2,211)	$(3,904)	$(6,979)	$(5,108)	$(18,202)

	North	Southeast	Americas	Other	Total
	Sea	Asia
	(In thousands)
Nine Months Ended September 30, 2018 -- Successor
Revenue	$49,267	$4,856	$24,510	$-	$78,633
Direct operating expenses	36,868	4,309	19,937	-	61,114
General and administrative expenses	5,214	1,379	3,208	11,857	21,658
Depreciation and amortization	15,681	4,109	6,834	512	27,136
(Gain) loss on sale of assets	(241)	15	25	-	(201)
Operating loss	$(8,255)	$(4,956)	$(5,494)	$(12,369)	$(31,074)

Nine Months Ended September 30, 2017 -- Predecessor
Revenue	$45,068	$7,282	$22,455	$-	$74,805
Direct operating expenses	30,733	6,663	21,595	-	58,991
Drydock expense	4,470	1,067	157	-	5,694
General and administrative expenses	5,545	2,622	4,996	13,797	26,960
Pre-petition restructuring charges	193	-	46	17,598	17,837
Depreciation and amortization	17,269	5,349	16,549	1,823	40,990
(Gain) loss on sale of assets	-	(51)	5,258	-	5,207
Operating loss	$(13,142)	$(8,368)	$(26,146)	$(33,218)	$(80,874)

Total Assets -- Successor
September 30, 2018	$245,914	$61,319	$105,708	$4,461	$417,402
December 31, 2017	271,759	66,299	118,654	15,243	471,955

At December 31, 2017, we had $92.0 million and at September 30, 2018, we had $86.1 million in long-lived assets attributable to the United States, our country of domicile.

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

Merger Agreement

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

The consummation of the Tidewater Merger and the other transactions contemplated by the Merger Agreement, which we refer to collectively as the Transactions, is subject to the satisfaction or waiver of certain customary conditions including, among things, (i) the adoption of the Merger Agreement by our stockholders, (ii) the approval of the share issuance by the stockholders of Tidewater, (iii) the absence of a material adverse effect for Tidewater and the absence of a material adverse effect for GulfMark and (iv) the effectiveness under the Securities Act of 1933, as amended, of Tidewater’s registration statement on Form S-4 registering shares of Tidewater Common Stock to be issued pursuant to the Merger Agreement (which registration statement on Form S-4 (Registration No. 333-227111) Tidewater filed on August 30, 2018 and amended on October 15, 2018 and the SEC declared effective on October 16, 2018. The Merger Agreement provides that we and Tidewater may mutually agree to terminate the Merger Agreement before completing the Transactions and further provides that one party may be required to pay a termination fee to the other party ($35 million by Tidewater to us or $13 million by us to Tidewater) if the Transactions are not consummated under certain circumstances.

As described in the Joint Proxy Statement/Prospectus contained in Tidewater’s registration statement on Form S-4 (Registration No. 333-227111), a special meeting of stockholders of GulfMark Offshore, Inc. will be held on November 15, 2018, at 9:00 a.m. Eastern Time at the offices of Gibson Dunn & Crutcher LLP in New York, New York, for purposes of, among other things, voting on a proposal to adopt the Merger Agreement and voting on a proposal to approve, on a non-binding advisory basis, certain compensation that may be paid or become payable to certain of our named executive officers in connection with the Tidewater Merger. See Item 1A, “Risk Factors” in Part II of this report.

General

We provide marine support and transportation services to companies involved in the offshore exploration and production of oil and natural gas. Our vessels transport drilling materials, supplies and personnel to offshore facilities, and also move and position drilling structures. A substantial portion of our operations is international. Our fleet has grown in both size and capability, from 11 vessels in 1990 to our present number of 68 vessels, through strategic acquisitions and the new construction of technologically advanced vessels, partially offset by dispositions of certain older, less profitable vessels. As of November 13, 2018, our fleet included 65 owned vessels, 33 of which were stacked, and three managed vessels, none of which were stacked.

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

Oil Price Impact

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil that continued into early 2016 with the oil price dipping to less than $30 per barrel and causing an industry-wide downturn. Prices have gradually recovered since early 2016 to recent averages in our areas of operation of approximately $70 per barrel as of the date of this report, although prices are subject to significant uncertainty and have continued to fluctuate below such level.

Markets

North Sea. We continue to expect significant activity in the North Sea region during the remainder of 2018 continuing into 2019. We also expect the continued focus on operator savings and oversupply of offshore supply vessels, or OSVs, to adversely impact vessel day rates. Although cost efficiencies are currently a priority of operators, we believe the North Sea region remains viable long-term with several large field developments in the United Kingdom and Norwegian sectors forecasted by industry analysts, along with decommissioning work and projects in the renewables sector. We expect these factors, combined with an upturn in drilling in remote northerly areas such as the Barents Sea, Kara Sea and offshore Greenland, to drive demand in the North Sea region in the coming years, although we can provide no assurance as to when these developments may occur.

Southeast Asia. The Southeast Asia resource basin consists predominantly of shallow water mature fields where production drilling is expected to continue throughout 2018. It is apparent that operators, both national oil companies and independent operators, are experiencing significant pressure to reduce their costs in light of depressed oil prices and as a result their capital expenditure budgets may continue to fall. As of the date of this report, we generally expect exploration drilling activities to remain at current levels through the remainder of 2018 continuing into 2019 in the Southeast Asian markets, resulting in a continuation of current market conditions for anchor handling, towing and support vessels, or AHTSs, although further declines in commodity prices or reductions of operators’ capital budgets would result in additional downward pressure on drilling activities in this region, and therefore on market conditions for AHTSs.

Americas. During the first nine months of 2018, we experienced some recovery in the Americas but there was also continuing pressure on our utilization and day rates in all areas in which we operate. We expect the recovery to continue into 2019 and expect increased activity in 2019 compared to 2018 levels. In December 2013, Mexico’s Congress approved a constitutional reform to allow private investment in Mexico’s energy sector which effectively ended the state controlled (Petróleos Mexicanos) 75-year monopoly on oil and natural gas extraction and production. We anticipate Mexico to be a growing market for expanded deepwater activity when market conditions improve. We plan to continue to actively pursue opportunities in the area as they arise.

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

Results of Operations

The table below sets forth, by region, revenues, the average day rates and utilization for our vessels and the average number of vessels owned or chartered during the periods indicated. This fleet generates substantially all of our revenues and operating income or loss. We use the information that follows to evaluate the performance of our business.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues by Region (000's) (a):
North Sea Based Fleet (b)	$16,996	$16,134	$49,267	$45,068
Southeast Asia Based Fleet	1,250	1,973	4,856	7,282
Americas Based Fleet	9,568	7,698	24,510	22,455

Average Rates Per Day Worked (c):
North Sea Based Fleet (b)	$12,463	$10,653	$12,017	$10,381
Southeast Asia Based Fleet	4,628	5,525	4,720	5,465
Americas Based Fleet	8,555	8,419	7,727	8,347

Overall Utilization (c):
North Sea Based Fleet	54.0%	65.2%	54.9%	62.9%
Southeast Asia Based Fleet	29.4%	37.6%	37.6%	45.8%
Americas Based Fleet	39.1%	31.9%	38.6%	30.7%

Average Owned Vessels (d):
North Sea Based Fleet (b)	27.0	25.0	27.0	24.9
Southeast Asia Based Fleet	10.0	10.0	10.0	10.0
Americas Based Fleet	29.0	31.0	29.0	31.5
Total	66.0	66.0	66.0	66.4

(a)	Includes owned and managed vessels.
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

Comparison of the Three Months Ended September 30, 2018 (Successor) with the Three Months Ended September 30, 2017 (Predecessor)

For the Successor three months ended September 30, 2018, we had a net loss of $11.2 million, or $1.12 per diluted share, on revenues of $27.8 million. During the Predecessor three months ended September 30, 2017, we had a net loss of $24.6 million, or $0.94 per diluted share, on revenues of $25.8 million.

Our revenues for the quarter ended September 30, 2018 increased $2.0 million, or 7.8%, compared to the quarter ended September 30, 2017, mainly due to increased revenue in our North Sea and Americas regions. Average day rates increased from $9,272 during the third quarter of 2017 to $10,130 during the third quarter of 2018, resulting in a $4.3 million increase in revenue. Partially offsetting this increase was a decrease in utilization from 45.4% in the quarter ended September 30, 2017 to 43.7% in the quarter ended September 30, 2018, which caused a decrease in revenue of $2.1 million. In addition, the strengthening of the U.S. Dollar during the third quarter of 2018 was responsible for a further revenue decrease of $0.2 million.

We had an operating loss of $8.0 million for the three months ended September 30, 2018, compared to an operating loss of $18.2 million during the same period of 2017. In addition to the increase in revenue, drydock expense decreased $1.1 million and depreciation and amortization expense decreased $4.7 million in the third quarter of 2018 compared to the third quarter of 2017. Both of these decreases were attributable to changes in accounting policies related to our adoption of the relevant guidance with respect to the accounting and financial reporting for entities that have emerged from bankruptcy proceedings, or Fresh Start Accounting. Direct operating expenses decreased $1.3 million, as the number of laid up vessels increased during the 2018 quarter compared to the same quarter in 2017. General and administrative expenses decreased $1.1 million in the third quarter of 2018 compared to the same period in 2017 due to a decrease in salaries, partially offset by increased professional fees related to the Tidewater Merger. In addition, during the 2017 quarter we recognized $0.1 million of pre-petition restructuring charges related to our bankruptcy filing and restructuring.

North Sea

North Sea revenue increased $0.9 million, or 5.3%, for the Successor quarter ended September 30, 2018, compared to the Predecessor quarter ended September 30, 2017. Day rates increased from $10,653 in the third quarter of 2017 to $12,463 in the third quarter of 2018, increasing revenue by $1.8 million. Capacity changes increased revenue by $1.1 million as two vessels were transferred in from the Americas region early in 2018. Partially offsetting these increases was a decrease in utilization from 65.2% in the third quarter of 2017 to 54.0% in the third quarter of 2018, decreasing revenue by $1.8 million. In addition, a strengthening of the U.S. Dollar during the third quarter of 2018 caused a decrease in revenue of $0.2 million. Operating loss decreased from $2.2 million during the quarter ended September 30, 2017 to $0.8 million for the same period in 2018. For the third quarter of 2018, drydock expense decreased $0.1 million and depreciation and amortization expense decreased $0.6 million due mainly to significantly lower Fresh Start Accounting values for our vessels and changes in accounting policies related to Fresh Start Accounting. In addition, general and administrative expenses decreased by $0.2 million. Partially offsetting these decreases was an increase in direct operating expenses of $0.3 million mainly related to the larger fleet size in the region during the 2018 quarter.

Southeast Asia

Revenue in Southeast Asia decreased $0.7 million, or 36.6%, for the Successor quarter ended September 30, 2018 compared to the Predecessor quarter ended September 30, 2017. Utilization decreased from 37.6% in the third quarter of 2017 to 29.4% in the third quarter of 2018, resulting in a decrease of $0.3 million in revenue. In addition, day rates decreased from $5,525 in the third quarter of 2017 to $4,628 in the third quarter of 2018, causing a $0.4 million decrease in revenue. We had an operating loss of $3.9 million during the third quarter of 2017 compared to a loss of $1.6 million during the third quarter of 2018. Offsetting the decrease in revenue was a decrease of $1.0 million in direct operating expenses resulting from lower utilization during the third quarter of 2018. In addition, general and administrative expenses decreased $0.5 million due mainly to a decrease in salaries and benefits as a result of lower headcount. Drydock expense decreased $1.1 million and depreciation and amortization expense decreased $0.4 million mainly due to significantly lower Fresh Start Accounting values for our vessels and changes in accounting policies related to Fresh Start Accounting.

Americas

Revenue in the Americas increased $1.9 million, or 24.3%, in the Successor third quarter of 2018 compared to the Predecessor third quarter of 2017. Day rates increased from $8,419 during the third quarter of 2017 to $8,555 during the third quarter of 2018, for an increase in revenue of $2.4 million. Utilization increased from 31.9% during the 2017 quarter to 39.1% during the 2018 quarter, resulting in an increase of $2.1 million in revenue. Partially offsetting these increases was a decrease in capacity of $2.6 million related to the transfer of two vessels to the North Sea region at the beginning of 2018. We recorded an operating loss of $1.0 million during the third quarter of 2018 compared to an operating loss of $7.0 million during the third quarter of 2017. Direct operating expenses decreased $0.6 million, due largely to the decrease in fleet size in the region during the third quarter of 2018. In addition, general and administrative expenses decreased $0.2 million mainly as a result of decreases in salaries and benefits due to lower headcount. Depreciation and amortization expense decreased $3.2 million due to significantly lower Fresh Start Accounting values for our vessels and changes in accounting policies related to Fresh Start Accounting and the decrease in fleet size in the region.

Other

Other expense decreased $8.6 million, from $11.7 million in the Predecessor third quarter of 2017 to $3.1 million during the Successor third quarter of 2018. During the third quarter of 2017 we recorded a reorganization item charge of $8.9 million related to the bankruptcy. Foreign currency translation gain was $0.4 million during the third quarter of 2017, compared to a loss of $0.2 million during the third quarter of 2018.

Tax Rate

Our effective tax rate for the Successor third quarter of 2018 was less than 1.0%, compared to a benefit of 17.6% for the Predecessor third quarter of 2017. The change in the effective tax rate from the prior year quarter was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions, recognition of a valuation allowance on certain of our deferred tax assets and the effect of the lower tax rate in the U.S. due to the statute originally named the Tax Cuts and Jobs Act which was passed at the end of 2017.

Comparison of the Nine Months Ended September 30, 2018 (Successor) with the Nine Months Ended September 30, 2017 (Predecessor)

For the Successor nine months ended September 30, 2018, we had a net loss of $40.0 million, or $4.00 per diluted share, on revenues of $78.6 million. During the Predecessor nine months ended September 30, 2017, we had a net loss of $190.0 million, or $7.39 per diluted share, on revenues of $74.8 million.

Our revenues for the nine months ended September 30, 2018 increased $3.8 million, or 5.1%, compared to the nine months ended September 30, 2017. Average day rates increased from $8,972 during the nine-month period ended September 30, 2017 to $9,484 during the same period in 2018 while utilization remained constant at 45.1% during both periods, resulting, due to a higher day rate mix, in a $1.3 million increase in revenue. The weakness of the U.S. Dollar was responsible for a revenue increase of $2.2 million, while the full nine-month effect of the addition of a new build vessel during the first quarter of 2017 contributed an additional $0.3 million to revenue. Our average fleet size decreased slightly due to the sale of two vessels during the first quarter of 2017. The sold vessels were stacked before they were sold and as a result there was no revenue effect related to the sale.

We had an operating loss of $31.1 million for the nine months ended September 30, 2018, compared to an operating loss of $80.9 million during the same period of 2017. Drydock expense decreased $5.7 million and depreciation and amortization expense decreased $13.9 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. Both of these decreases were due to significantly lower Fresh Start Accounting values for our vessels and changes in accounting policies related to Fresh Start Accounting. General and administrative expenses decreased $5.3 million due largely to a decrease in salaries and benefits due to lower headcount, and bad debt expense during the 2018 period, partially offset by the higher professional fees resulting from the Tidewater Merger. In addition, during the first nine months of 2017, we recorded $17.8 million of pre-petition restructuring charges related to our bankruptcy filing and restructuring. Partially offsetting these decreases was an increase in direct operating expenses of $2.1 million, mainly due to an increase in wage related expenses in the North Sea region during the 2018 period and the impact from mobilization of vessels between operating regions during the first quarter of 2018. During the first nine months of 2017, we recognized a loss on sale of asset of $5.2 million mainly related to the sale of two vessels, while during the same period of 2018 we recognized a gain on sale of assets of $0.2 million.

North Sea

North Sea revenue increased $4.2 million, or 9.3%, for the Successor nine months ended September 30, 2018, compared to the Predecessor nine months ended September 30, 2017. Day rates increased from $10,381 in the first nine months of 2017 to $12,017 in the 2018 period, resulting in an increase of $2.0 million. The U.S. Dollar weakness increased revenue by $2.2 million. Capacity changes increased revenue by $3.2 million mainly due to the transfer of two vessels back to the North Sea region from the Americas region at the beginning of 2018 and the full nine-month effect of a new build vessel delivered during the first quarter of 2017. Offsetting these increases was a decrease in utilization from 62.9% in the first nine months of 2017 to 54.9% in the 2018 period, decreasing revenue by $3.2 million. Operating loss decreased from $13.1 million during the nine months ended September 30, 2017 to $8.3 million in the same period of 2018. For the first nine months of 2018, drydock expense decreased $4.5 million and depreciation and amortization expense decreased $1.6 million due to significantly lower Fresh Start Accounting values for our vessels and changes in accounting policies related to Fresh Start Accounting. General and administrative expenses decreased $0.3 million from the 2017 period to the 2018 period. Partially offsetting these decreases was an increase in direct operating expenses of $6.1 million, mainly related to the larger fleet size in the region due to the mobilization of two vessels from the Americas and a deductible charge relating to a vessel equipment insurance claim. In the 2017 period we incurred $0.2 million of pre-petition restructuring charges related to our bankruptcy filing and restructuring and during the 2018 period we recognized a gain on sale of asset of $0.2 million related to the sale of vessel spare parts.

Southeast Asia

Revenue in Southeast Asia decreased $2.4 million, or 33.3%, for the Successor nine months ended September 30, 2018 compared to the Predecessor nine months ended September 30, 2017. Day rates decreased from $5,465 in the first nine months of 2017 to $4,720 in the first nine months of 2018, causing $1.2 million of the decrease in revenue. In addition, utilization decreased from 45.8% in the nine months ended September 30, 2017 to 37.6% in the same period of 2018, resulting in a decrease in revenue of $1.2 million. Operating loss for the first nine months of 2018 was $5.0 million compared to $8.4 million for the first nine months of 2017. Partially offsetting the decrease in revenue was a decrease of $2.4 million in direct operating expenses resulting from lower utilization during the first nine months of 2018. General and administrative expenses decreased $1.2 million due mainly to a decrease in salaries and benefits and bad debt expense. In addition, drydock expense decreased $1.1 million and depreciation and amortization expense decreased $1.2 million mainly due to significantly lower Fresh Start Accounting values for our vessels and changes in accounting policies related to Fresh Start Accounting. During the 2017 period, we also recognized a gain on sale of asset of $0.1 million.

Americas

Revenue in the Americas increased $2.1 million, or 9.2%, in the Successor nine months ended September 30, 2018 compared to the Predecessor nine months ended September 30, 2017. Although day rates decreased from $8,347 during the first nine months of 2017 to $7,727 during the first nine months of 2018, revenue increased by $3.4 million mainly due to the contract mix within the region. In addition, utilization increased from 30.7% in the first nine months of 2017 to 38.6% in the first nine months of 2018, which increased revenue $6.7 million. Partially offsetting these increases in revenue was a change in capacity which reduced revenue by $8.1 million resulting from the transfer of two vessels from the Americas region into the North Sea region at the beginning of 2018. We recorded an operating loss of $5.5 million during the first nine months of 2018 compared to an operating loss of $26.1 million during the first nine months of 2017. Direct operating expenses decreased $1.7 million from the nine months ended September 30, 2017, largely due to the decrease in fleet size as a result of the mobilization of two vessels out of the region and continued cost cutting measures. In addition, general and administrative expenses decreased $1.8 million mainly as a result of decreases in salaries and benefits and bad debt expense. Depreciation and amortization expense decreased $9.7 million and drydock expense decreased $0.2 million due to significantly lower Fresh Start Accounting values for our vessels and changes in accounting policies related to Fresh Start Accounting and the decrease in fleet size in the region. During the 2017 period we also recognized a loss on sale of two vessels of $5.3 million.

Other

Other expense decreased $31.8 million, from $41.3 million in the Predecessor first nine months of 2017 to $9.5 million during the Successor first nine months of 2018. The change was due mainly to $9.7 million of expense related to the write off of debt issuance costs associated with our revolving credit facilities and former senior notes during the first quarter of 2017 and lower interest expense related to our restructured debt subsequent to our emergence from bankruptcy. In the first nine months of 2017 we recorded a $14.0 million reorganization item charge related to the bankruptcy, compared to $0.4 million recorded during the 2018 period. Foreign currency translation loss was $0.7 million for the Successor nine months ended September 30, 2018 compared to the minimal loss by the Predecessor in the nine months ended September 30, 2017.

Tax Rate

Our effective tax rate for the Successor nine months ended September 30, 2018 was a benefit of 1.6%, compared to an expense of 55.5% for the Predecessor nine months ended September 30, 2017. The change in the effective tax rate from the prior year was primarily attributable to a change in the taxable mix of earnings between our higher and lower tax jurisdictions, recognition of a valuation allowance in 2017 on certain of our deferred tax assets and the effect of the lower tax rate in the U.S. due to the statute originally named the Tax Cuts and Jobs Act which was passed at the end of 2017.

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

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of OPEC. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil that continued into early 2016 with the oil price dipping to less than $30 per barrel and causing an industry-wide downturn. Prices have gradually recovered since early 2016 to recent averages in our areas of operation of approximately $70 per barrel as of the date of this report, although prices are subject to significant uncertainty and have continued to fluctuate below such level.

In the months immediately following the beginning of the industry downturn in late 2014, we prioritized cash cost reductions by, among other measures, reducing office staff and mariners, reducing compensation to remaining staff and mariners, and stacking vessels, including eliminating crews for stacked vessels and deferring required drydocks. We were successful in significantly reducing our cost structure with direct operating expenses dropping by over 65% from 2014 to 2017 and general and administrative costs decreasing by over 40%. However, our revenues declined in the same comparative period by approximately 80%. We filed a voluntary petition for bankruptcy in May 2017. In the bankruptcy, our focus was to reduce debt and infuse additional capital. In the bankruptcy, we eliminated almost $450 million of long term debt (plus accrued interest), restructured our bank financing and infused $125 million in cash for new equity. We expect operating cash flows to continue to be marginal in the near term. Upon emerging from bankruptcy, we had $100 million in long-term debt outstanding with the capacity to borrow an additional $25 million under our Revolving Credit Facility described below. See “– Resources and Liquidity.” At September 30, 2018, we had approximately $37.5 million in cash on hand and $23.4 million in borrowing capacity under our Revolving Credit Facility and, under the agreement governing our $100 million Term Loan Facility and our $25 million Revolving Credit Facility (both discussed below), repayment provisions and some of the restrictive financial covenants do not become fully effective until 2020. Our future results will depend on our ability to maintain a low-cost structure and the level to which the industry recovers. We believe we have sufficient cash on hand plus borrowing capacity under our Revolving Credit Facility to supplement our operations to enable us to continue to fund our operations and to service our existing debt.

On July 15, 2018, GulfMark Offshore, Inc. entered into the Merger Agreement with Tidewater, whereby GulfMark Offshore, Inc. will become a wholly-owned subsidiary of Tidewater. The Tidewater Merger is subject to approval by the stockholders of both entities and certain other conditions and, if approved, is expected to close in the fourth quarter of 2018, subject to possible extension under circumstances described in the Merger Agreement. See “–Merger Agreement” and Item 1A, “Risk Factors” in Part II of this report.

Cash and Working Capital

At September 30, 2018, our cash on hand totaled $37.5 million and net working capital was $51.4 million.

Operating Activities

Net cash used in operating activities for the Successor nine-month period ended September 30, 2018 was $30.4 million. Net cash used in operating activities for the Predecessor nine-month period ended September 30, 2017 was $52.2 million. The difference was due primarily to improved operating results and lower general and administrative costs partially offset by negative changes in working capital.

Investing Activities

Net cash used in investing activities for the Successor nine-month period ended September 30, 2018 was $0.2 million. Net cash used in investing activities for the Predecessor nine-month period ended September 30, 2017 was $21.8 million. The decrease in cash used in investing activities was primarily related to the decreased activity in our new build program which was completed in January 2017.

Financing Activities

Net cash used by financing activities for the Successor nine-month period ended September 30, 2018 was $0.2 million, while net cash provided by financing activities for the Predecessor nine-month period ended September 30, 2017 was $76.1 million. The decrease in cash provided by financing activities during the current year period was primarily due to the decrease in proceeds from borrowings under our revolving loan facilities at the time, partially offset by repayment of borrowings and payments for debt issuance cost.

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

At September 30, 2018, we had $100.0 million in borrowings outstanding under the Term Loan Facility and no loans outstanding under the Revolving Credit Facility. At September 30, 2018, we had an aggregate of $1.6 million of letters of credit outstanding under the Revolving Credit Facility and $23.4 million of unused borrowing capacity under the Revolving Credit Facility. See Note 3 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

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

Off-Balance Sheet Arrangements

      At September 30, 2018 and December 31, 2017, we had no off-balance sheet debt or other arrangements required to be disclosed in this report.

Currency Fluctuations and Inflation

A majority of our operations are international; therefore, we are exposed to currency fluctuations and exchange rate risks. In areas where currency risks are potentially high, we normally accept only a small percentage of charter hire in local currency, with the remainder paid in U.S. Dollars. Operating costs are substantially denominated in the same currency as charter hire in order to reduce the risk of currency fluctuations. Charters for vessels in our North Sea fleet are denominated in British Pounds Sterling (GBP), Norwegian Kroner (NOK) or Euros (EUR). The North Sea fleet generated 61.1% and 62.7% of our total consolidated revenue for the three- and nine-month periods ended September 30, 2018, respectively. Charters in our Americas fleet can be denominated in Brazilian Reais (BRL) and charters in our Southeast Asia fleet can be denominated in Singapore Dollars (SGD). For the three- and nine-month periods ended September 30, 2018 and 2017, the exchange rates of GBP, NOK, EUR, BRL and SGD against the U.S. Dollar averaged as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	1 US$ =	1 US$ =	1 US$ =	1 US$ =

GBP	0.768	0.764	0.740	0.784
NOK	8.242	7.954	8.028	8.294
Euro	0.860	0.851	0.837	0.898
Brazilian Real	3.941	3.162	3.572	3.172
Singapore Dollar	1.368	1.361	1.340	1.389

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

Reflected in the accompanying unaudited condensed consolidated balance sheet at September 30, 2018, is $0.7 million in accumulated other comprehensive income, or accumulated OCI, primarily relating to the change in exchange rates at September 30, 2018 in comparison with the exchange rates when we invested capital in these markets. Changes in accumulated OCI are non-cash items that are primarily attributable to investments in vessels and U.S. Dollar-based capitalization between our parent company and our foreign subsidiaries. The current year activity reflects the changes in the U.S. Dollar compared to the functional currencies of our major operating subsidiaries, particularly in the U.K. and Norway.

To date, general inflationary trends have not had a material effect on our operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the three months ended September 30, 2018 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger Agreement contains provisions that could discourage a potential competing acquirer of GulfMark Offshore, Inc.

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

ITEM 6.     EXHIBITS

Exhibit	Description	Filed or Furnished Herewith or Incorporated by Reference from the Following Documents

2.1	Agreement and Plan of Merger dated July 15, 2018 by and between Tidewater Inc. and GulfMark Offshore, Inc.	Exhibit 2.1 to our Current Report on Form 8-K filed on July 16, 2018

3.1	Amended and Restated Certificate of Incorporation of GulfMark Offshore, Inc.	Exhibit 3.1 to our Registration Statement on Form 8-A filed on November 14, 2017

3.2	Amended and Restated Bylaws of GulfMark Offshore, Inc.	Exhibit 3.2 to our Registration Statement on Form 8-A filed on November 14, 2017

10.1	Letter agreement entered into as of July 15, 2018 between GulfMark Offshore, Inc. and Quintin V. Kneen	Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2018

31.1	Section 302 Certification for Q.V. Kneen	Filed herewith

31.2	Section 302 Certification for S.R. Rubio	Filed herewith

32.1	Section 906 Certification furnished for Q.V. Kneen	Furnished herewith

32.2	Section 906 Certification furnished for S.R. Rubio	Furnished herewith

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

Date: November 13, 2018